Form 10-Q
period 1996-06-30
CARRIAGE SERVICES INC
filed 1996-09-20
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission file number: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE
 (State or other jurisdiction of                         76-0423828
 incorporation or organization)             (I.R.S. Employer Identification No.)

               1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX 77056
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 556-7400

                            ------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

        The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of September 13, 1996 was 3,926,666 and 4,501,466, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX
                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995 .......................    3

        Consolidated Statements of Operations for the
           Three Months Ended June 30, 1996 and 1995
           and the Six Months Ended June 30, 1996 and 1995 ...........    5

        Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995 ...................    6

        Notes to Consolidated Financial Statements ...................    7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............   10

PART II - OTHER INFORMATION

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......   15

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........................   15

Signature ............................................................   16

                                       -2-

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         June 30,   December 31,
                                                           1996         1995
                                                         --------   ------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................     $  4,490      $  7,573
     Accounts receivable --
          Trade, net of allowance for
               doubtful accounts of $360 in
               1996 and $305 in 1995 ...............        3,748         2,637
          Other ....................................          198           505
                                                         --------      --------
                                                            3,946         3,142
     Marketable securities, available for sale .....            1           864
     Inventories and other current assets ..........        3,158         2,106
                                                         --------      --------
               Total current assets ................       11,595        13,685
                                                         --------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land ..........................................        7,316         4,416
     Buildings and improvements ....................       25,529        14,200
     Furniture and equipment .......................        7,273         5,365
                                                         --------      --------
                                                           40,118        23,981
     Less - accumulated depreciation ...............       (2,994)       (2,311)
                                                         --------      --------
                                                           37,124        21,670
CEMETERY PROPERTY, at cost .........................        2,384           496
NAMES AND REPUTATIONS, net of accumulated
     amortization of $1,316 in 1996
     and $959 in 1995 ..............................       37,527        22,559

DEFERRED CHARGES AND OTHER NONCURRENT
     ASSETS ........................................        5,407         3,336
                                                         --------      --------
                                                         $ 94,037      $ 61,746
                                                         ========      ========

                                                                    (continued)
                                       -3-

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        June 30,    December 31,
                                                          1996         1995
                                                        --------    ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ............................      $  1,236       $  1,041
     Accrued liabilities .........................         3,539          2,957
     Current portion of long-term debt and
          obligations under capital leases .......         5,359          3,215
                                                        --------       --------
               Total current liabilities .........        10,134          7,213
PRENEED LIABILITIES, net .........................         2,817            709
LONG-TERM DEBT, net of current portion ...........        60,277         42,057
OBLIGATIONS UNDER CAPITAL LEASES, net of
     current portion .............................           732            716
DEFERRED INCOME TAXES ............................         2,882          1,900
                                                        --------       --------
               Total liabilities .................        76,842         52,595
                                                        --------       --------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK .......................         8,545           --
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value;
          40,000,000 shares authorized;
          16,215,000 shares issued and
          16,045,000 shares outstanding
          in 1996 and 15,660,000 shares
          issued and outstanding in 1995 .........           162            157
     Common Stock, $.01 par value; 20,000,000
          shares authorized; 2,521,000
          and 2,520,000 shares issued
          and outstanding in 1996 and
          1995, respectively .....................            25             25
     Treasury stock ..............................          (330)          --
     Contributed capital .........................        15,650         15,100
     Unrealized loss on securities available
          for sale ...............................          --              (36)
     Retained deficit ............................        (6,857)        (6,095)
                                                        --------       --------
               Total stockholders' equity ........         8,650          9,151
                                                        --------       --------
                                                        $ 94,037       $ 61,746
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                            For the three months            For the six months
                                                                               ended June 30,                  ended June 30,
                                                                          -----------------------         ------------------------
                                                                            1996           1995             1996            1995
                                                                          -------         -------         --------        --------
                                                                        (unaudited)     (unaudited)                      (unaudited)
Revenues, net ....................................................        $ 9,290         $ 5,786         $ 16,925         $ 11,501
Costs and expenses ...............................................          7,571           4,864           13,536            9,329
                                                                          -------         -------         --------         --------
     Gross profit ................................................          1,719             922            3,389            2,172
General and administrative expenses ..............................            606             433            1,155              832
                                                                          -------         -------         --------         --------
     Operating income ............................................          1,113             489            2,234            1,340
Interest expense, net ............................................          1,461             770            2,644            1,648
                                                                          -------         -------         --------         --------
     (Loss) before income taxes ..................................           (348)           (281)            (410)            (308)
Provision for income taxes .......................................            120              86              251              390
                                                                          -------         -------         --------         --------
     Net (loss) ..................................................           (468)           (367)            (661)            (698)
Preferred stock dividend requirements ............................             91            --                101             --
                                                                          -------         -------         --------         --------
     Net (loss) attributable to common stockholders ..............        $  (559)        $  (367)        $   (762)        $   (698)
                                                                          =======         =======         ========         ========
Loss per share:
     (Loss) per common and common equivalent share ...............        $  (.12)        $  (.10)        $   (.17)        $   (.20)
                                                                          =======         =======         ========         ========
     Weighted average number of common and common
          equivalent shares outstanding ..........................          4,516           3,543            4,512            3,543
                                                                          =======         =======         ========         ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the six months
                                                               ended June 30,
                                                            ------------------
                                                              1996      1995
                                                            --------   -------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) .............................................. $   (661)  $  (698)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities --
     Depreciation and amortization ........................    1,389       907
     Deferred income taxes ................................       74       157
     Changes in assets and liabilities net of effects
       from acquisitions:
          Decrease (increase) in accounts receivable ......     (113)      265
          Decrease (increase) in inventories and other
       current assets .....................................     (370)      164
          (Increase) decrease in other deferred charges ...     (242)       44
          Increase (decrease) in accounts payable .........      163      (475)
          Increase in accrued liabilities .................      180       400
          Increase in preneed liabilities .................       45        40
                                                            --------   -------
               Net cash provided by operating
                 activities ...............................      465       804

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ......................  (24,415)   (5,960)
  Dispositions of businesses formerly owned ...............      397      --
  Disposal of marketable securities available
    for sale ..............................................      900     3,052
  Purchase of property, plant and
    equipment .............................................   (2,004)   (1,257)
                                                            --------   -------
               Net cash (used in) investing activities ....  (25,122)   (4,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ............................   23,772     6,234
  Payments on long-term debt, obligations under
     capital leases .......................................   (1,575)   (1,180)
  Payment of preferred stock dividends ....................     (101)     --
  Exercise of stock options ...............................       10      --
  Purchase of treasury stock ..............................     (330)     --
  Payment of deferred debt charges ........................     (202)      (45)
                                                            --------   -------
               Net cash provided by
                 financing activities .....................   21,574     5,009
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .............................................   (3,083)    1,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ..................................................    7,573       836
                                                            --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................ $  4,490   $ 2,484
                                                            ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid through issuance of new debt .............. $    825   $   648
                                                            ========   =======
  Cash interest paid ...................................... $  2,399   $ 1,611
                                                            ========   =======
  Issuance of preferred stock for
    acquisitions .......................................... $  9,100   $  --
                                                            ========   =======
  Retirement of debt through disposition
    of business ........................................... $  2,642   $  --
                                                            ========   =======

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include Carriage Services, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

    The information for the three and six months ended June 30, 1995 and the three months ended June 30, 1996 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Prospectus dated August 8, 1996.

    The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

2.  ACQUISITIONS

    During the six months ended June 30, 1996, the Company purchased 24 funeral homes and four cemeteries. Five funeral homes were acquired during the six months ended June 30, 1995. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

    The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                    Six months ended June 30,
                                                    -------------------------
                                                        1996         1995
                                                      --------      -------
                                                          (in thousands)

Current Assets ...................................    $  2,857      $    51
Cemetery Property ................................       1,927         --
Property, Plant and Equipment ....................      15,104          320
Deferred Charges and Other Noncurrent Assets .....         500            3
Names and Reputations ............................      17,344        5,890
Current Liabilities ..............................      (1,293)         (69)
Debt .............................................        --           (235)
Other Liabilities ................................      (2,924)        --
                                                      --------      -------
                                                        33,515        5,960
Preferred Stock issued ...........................      (9,100)        --
                                                      --------      -------
     Cash used for acquisitions ..................    $ 24,415      $ 5,960
                                                      ========      =======

    The following table represents the unaudited pro forma results of operations for the six month periods ended June 30, 1996 and 1995, assuming the above noted acquisitions had occurred as of January 1, 1995. Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                     Six months ended June 30,
                                                     ------------------------
                                                       1996            1995
                                                     --------        --------
                                                    (Unaudited and in thousands)

Revenues, net ..................................     $ 20,952        $ 19,100
Net (loss) before income taxes .................       (1,357)           (630)
Net (loss) attributable to common stockholders .       (1,493)         (1,161)
(Loss) per common and common equivalent share ..         (.33)           (.33)

3.  SUBSEQUENT EVENTS

ACQUISITIONS

    From July 1, 1996 through September 13, 1996, the Company acquired eight funeral homes and one cemetery for approximately $18.6 million. These acquisitions were funded through additional debt, issuance of preferred stock, issuance of Class A Common Stock and available cash.

INITIAL PUBLIC OFFERING

    On August 8, 1996 the Company completed the initial public offering ("Offering") of 3,910,000 shares of its Class A Common Stock at $13.50 per share, including 510,000 shares sold to underwriters pursuant to the overallotment option granted to them, for net proceeds of approximately $47,700,000 after selling commissions and related expenses of approximately $5,100,000. The net proceeds of the Offering were used to repay outstanding indebtedness of the company. In connection with the Offering, the Company performed a recapitalization of its Common Stock into two classes of Common Stock (Class A and Class B), provided separate voting rights to each class and converted existing Common Stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders. Additionally, under their respective terms, the Series A, B and C Preferred Stocks automatically converted into Class B Common Stock. Series D Preferred Stock remains outstanding after the Offering.

REVERSE STOCK SPLIT

    On July 18, 1996, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation which authorized a one for two reverse stock split. The Consolidated Financial Statements have been restated as if the reverse stock split had occurred at the beginning of the earliest period presented. For each two shares of Class B Common Stock at $.01 par, the stockholder received one share of Class B Common Stock at $.01 par. The number of shares held by
                                       -8-

each Series A, B and C Preferred stockholder remained the same; however, the conversion prices for Class B Common Stock on those preferred shares doubled in conjunction with the above-mentioned reverse stock split. In addition, the exercise prices on outstanding stock options also doubled related to this reverse stock split, and the number of shares of Class B Common Stock covered by such options decreased by 50%.

NEW CREDIT FACILITY

    In conjunction with the closing of the Offering, the Company entered into a new credit facility for a $75 million revolving line of credit. The credit facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. As of September 13, 1996, $21,500,000 was outstanding under the line of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was formed in 1991 in order to take advantage of the attractive fundamentals and significant opportunities to consolidate the death care industry. Although the Company provides products and services in both the funeral home and cemetery businesses, the Company has historically focused on acquiring funeral home businesses. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries, for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company intentionally took a disciplined, deliberate approach to acquisitions that allowed management the time to integrate early acquisitions, to develop and implement systems, including operational procedures, administrative policies, financial systems and related controls, and to promote a decentralized service culture.

    The Company believes that management's focus on controlled growth, while implementing sophisticated operational, administrative systems and related controls to effectively manage a highly decentralized management structure, positioned it to pursue an accelerated growth strategy beginning in late 1995.

    Upon acquisition, the operations team focuses on increasing historic operating income by improving the merchandising approach, pricing structure and marketing strategy of acquired businesses. These enhancements, complemented by discounts from consolidated purchasing, generally result in improved margins within the first 12 months following acquisition.

RESULTS OF OPERATIONS

    The following is a discussion of the Company's results of operations for the three and six months ended June 30, 1996 and 1995. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

                                            Three Months Ended
                                                 June 30,            Change
                                             ----------------    ---------------
                                              1996      1995     Amount  Percent
                                             ------    ------    ------  -------
                                                     (dollars in thousands)
Net revenues:
   Existing operations ..................    $5,696    $5,448    $  248     4.6%
   Acquired operations ..................     3,594       338     3,256      *
                                             ------    ------    ------
             Total net revenues .........    $9,290    $5,786    $3,504    60.6%
                                             ======    ======    ======

                                            Three Months Ended
                                                 June 30,            Change
                                             ----------------    ---------------
                                              1996      1995     Amount  Percent
                                             ------    ------    ------  -------
                                                     (dollars in thousands)
Gross profit:
   Existing operations ..................     $1,087     $848     $239     28.2%
   Acquired operations ..................        632       74      558       *
                                              ------     ----     ----
             Total gross profit .........     $1,719     $922     $797     86.4%
                                              ======     ====     ====
- ------------
*  Not meaningful.

    Total net revenue for the three months ended June 30, 1996 increased $3.5 million or 60.6% over the three months ended June 30, 1995. The higher net revenues reflect an increase of $3.3 million in net revenues from acquired operations and an increase in net revenues of $248,000 or 4.6% from existing operations. The increase in net revenues for the existing operations was due to a 6.5% increase in the average revenue per funeral service which was partially offset by a decrease in net revenues attributable to fewer funeral services being performed due primarily to the divestiture of three funeral homes. As of June 30, 1996, the Company operated seven cemeteries, the net revenues and gross profit of which were not significant.

    Total gross profit for the three months ended June 30, 1996 increased $797,000 or 86.4% over the first three months of 1995. The higher total gross profit reflects an increase of $558,000 from acquired operations and an increase of $239,000 or 28.2% from existing operations. The increase in gross profit for the existing operations was due to the efficiencies gained by consolidation and an expanded product offering. Total gross margin increased from 15.9% for the three months ended June 30, 1995 to 18.5% for the three months ended June 30, 1996 due to the factors mentioned above.

    General and administrative expenses for the three months ended June 30, 1996 increased $173,000 over the first three months of 1995 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 7.5% for the first three months of 1995 to 6.5% for the comparable period of 1996 because revenues increased at a higher rate, due to acquisitions, than general and administrative expenses.

    Interest expense for the three months ended June 30, 1996 increased $691,000 over the first three months of 1995 principally due to increased borrowings for acquisitions.

    The Company experienced net operating losses before tax, and the Company's policy to fully reserve operating loss carryforwards created a tax provision of $120,000 in the three months ended June 30, 1996 and $86,000 in the three months ended June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

                                                      Six Months Ended
                                                          June 30,                      Change
                                              --------------------------------  -------------------------
                                                   1996             1995            Amount        Percent
                                              --------------   ---------------  ---------------  --------
                                                              (dollars in thousands)
Net revenues:
          Existing operations .............      $  11,102         $  10,849      $        253     2.3%
          Acquired operations .............          5,823               652             5,171      *
                                              --------------   ---------------  ---------------
                    Total net revenues ....      $  16,925         $  11,501      $      5,424    47.2%
                                              ==============   ===============  ===============
Gross profit:
          Existing operations .............     $    2,231        $    2,013      $        218    10.8%
          Acquired operations .............          1,158               159               999      *
                                              --------------   ---------------  ---------------
                    Total gross profit ....     $    3,389        $    2,172      $      1,217    56.0%
                                              ==============   ===============  ===============

- ------------
*  Not meaningful.

    Total net revenue for the six months ended June 30, 1996 increased $5.4 million or 47.2% over the six months ended June 30, 1995. The higher net revenues reflect an increase of $5.2 million in net revenues from acquired operations and an increase in net revenues of $253,000 or 2.3% from existing operations. The increase in net revenues for the existing operations was due to a 4.4% increase in the average revenue per funeral service which was partially offset by a decrease in net revenues attributable to fewer funeral services being performed due primarily to the divestiture of three funeral homes.

    Total gross profit for the six months ended June 30, 1996 increased $1.2 million or 56.0% over the first six months of 1995. The higher total gross profit reflects an increase of $999,000 from acquired operations and an increase of $218,000 or 10.8% from existing operations. The increase in gross profit for the existing operations was due to the efficiencies gained by consolidation and an expanded product offering. Total gross margin increased from 18.9% for the six months ended June 30, 1995 to 20.0% for the six months ended June 30, 1996 due to the factors mentioned above.

    General and administrative expenses for the six months ended June 30, 1996 increased $323,000 over the first six months of 1995 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 7.2% for the first six months of 1995 to 6.8% for the comparable period of 1996 because revenues increased at a higher rate, due to acquisitions, than general and administrative expenses.

    Interest expense for the six months ended June 30, 1996 increased $996,000 over the first six months of 1995 principally due to increased borrowings for acquisitions.

    The Company experienced net operating losses before tax, and the Company's policy to fully reserve operating loss carryforwards created a tax provision of $251,000 in the six months ended June 30, 1996 and $390,000 in the six months ended June 30, 1995.
                                      -12-

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $4.5 million at June 30, 1996, representing a decrease of $3.1 million from December 31, 1995. For the six months ended June 30, 1996, cash flow from operations decreased to $465,000 from $804,000 for the six months ended June 30, 1995. Cash used in investing activities produced a negative cash flow of $25.1 million for the six months ended June 30, 1996 compared to a negative cash flow of $4.2 million in the prior period, due primarily to cash used for acquisitions. In the first half of 1996, cash flow provided by financing activities amounted to approximately $21.6 million, primarily due to debt incurred of approximately $23.8 million.

    Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of preferred stock. As of June 30, 1996, the Company has issued 8,545,616 shares of Series D Preferred Stock which are convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive annual cash dividends of $.06, $.0625 or $.07 per share depending upon when such shares were issued. Commencing on the second anniversary of the completion of the initial public offering (the "Offering"), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 21, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

    In connection with the Company's formation in June 1991, the Company's Chairman, C. Byron Snyder, provided an initial capital commitment of $6 million, funded in the form of subordinated notes for working capital and acquisitions. The Snyder Notes bear interest at a predetermined rate plus 3%, subject to adjustment in certain circumstances, and are payable annually in the form of cash or additional subordinated notes. As of June 30, 1996, the aggregate amount outstanding under the Snyder Notes was $7,841,000. The Company used a portion of the proceeds from the Offering to repay the Snyder Notes.

    In addition, Provident Services, Inc. has provided long-term acquisition financing to the Company on a senior secured basis (the "Provident Loans"). The Provident Loans were made pursuant to the Ninth Amended and Restated Loan Agreement, dated as of August 31, 1994, as amended, and bear interest at prime plus 1.5% and the prime rate. As of June 30, 1996, approximately $37,860,000 was outstanding under the Provident Loans. The Company used a portion of the proceeds from the Offering to repay the Provident Loans.

    The Company also had in place three senior secured term loan arrangements with Texas Commerce Bank National Association ("TCB") which bear interest at a weighted average of 7.87% for the six months ended June 30, 1996 and are indirectly guaranteed in whole or in part by Messrs. Payne, Duffey and Snyder. As of June 30, 1996, approximately $16,709,000 was outstanding under these notes. The Company used a portion of the proceeds from the Offering to repay the TCB loans.

    In connection with repayment of debt, a substantial portion of the capitalized debt issuance cost (approximately $840,000) will be written off in the third quarter of 1996 (the quarter in which the debt was repaid).

    In conjunction with the closing of the Offering, the Company entered into a new Credit Facility for a $75 million revolving line of credit. The Credit Facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios, which may effectively limit the Company's borrowing capacity. As of September 13, 1996, $21,500,000 was outstanding under the line of credit.

    Eight funeral homes and one cemetery were acquired from July 1, 1996 through September 13, 1996 for approximately $18.6 million. These acquisitions were funded through additional debt, issuance of preferred stock, issuance of Class A Common Stock and available cash.

    The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries following the completion of the Offering to take advantage of the trend toward consolidation of funeral homes and cemeteries occurring in the industry which will require significant levels of funding from various sources. Management believes that cash flow from operations, borrowings under the Credit Facility and potential issuances of equity securities will be used to fund such acquisitions.

    The Company currently expects to incur approximately $1.2 million for capital expenditures in the remainder of 1996, primarily for upgrading funeral home facilities. Management believes that cash flows from operations and the borrowing capacity available under the Credit Facility should be sufficient to meet its anticipated capital expenditures and other operating requirements for the remainder of 1996 and 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund acquisitions. Additional debt and equity financing may be required in connection with future acquisitions.

SEASONALITY

    Although the death care business is relatively stable and fairly predictable, the Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

PART II -- OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           In connection with the Company's initial public offering, the Company's stockholders approved by written consent an amendment and restatement to the Company's Certificate of Incorporation and the Company's Bylaws. An information statement concerning the proposed changes to the Certificate of Incorporation and the Bylaws was first mailed to the Company's stockholders on June 15, 1996. Pursuant to
           Section 228 of the Delaware General Corporation Law, holders of each of the classes of securities of the Company outstanding as of June 15, 1996 approved the proposed changes to the Certificate of Incorporation and the Bylaws. The Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on July 3, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        3.1 -- Amended and Restated Certificate of Incorporation of the Company

       10.1 -- Loan Agreement by and among the Company and NationsBank of Texas, N.A., Provident Services, Inc. and Bank One Texas, N.A. dated August 13, 1996

       11.1 -- Statement regarding computation of per share earnings

       27.1 -- Financial Data Schedule

(b)     Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARRIAGE SERVICES, INC.

September 13, 1996                          /s/ MARK W. DUFFEY
Date Mark W. Duffey, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)