Form 10-Q
period 1996-09-30
CARRIAGE SERVICES INC
filed 1996-11-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     76-0423828
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX                77056
  (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 556-7400

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of November 8, 1996 was 3,947,194 and 4,501,966, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995                        3

        Consolidated Statements of Operations for the
           Three Months Ended September 30, 1996 and 1995
           and the Nine Months Ended September 30, 1996 and 1995           5

        Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 and 1995                   6

        Notes to Consolidated Financial Statements                         7

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16

Signature                                                                 17

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      September 30, December 31,
                                                           1996         1995
                                                      ------------- ------------
                          ASSETS                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ....................   $   1,805      $  7,573
     Accounts receivable --
          Trade, net of allowance for doubtful
            accounts of $487 in 1996 and $305
            in 1995 ...............................       4,297         2,637
          Other ...................................         585           505
                                                      ---------      --------
                                                          4,882         3,142
     Marketable securities, available for sale ....         129           864
     Inventories and other current assets .........       3,693         2,106
                                                      ---------      --------
               Total current assets ...............      10,509        13,685
                                                      ---------      --------

PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land .........................................       8,917         4,416
     Buildings and improvements ...................      29,515        14,200
     Furniture and equipment ......................       8,275         5,365
                                                      ---------      --------
                                                         46,707        23,981
     Less - accumulated depreciation ..............      (3,515)       (2,311)
                                                      ---------      --------
                                                         43,192        21,670
CEMETERY PROPERTY, at cost ........................       2,542           496
NAMES AND REPUTATIONS, net of accumulated
     amortization of $1,582 in 1996 and
     $959 in 1995 .................................      56,017        22,559
DEFERRED CHARGES AND OTHER NONCURRENT
     ASSETS .......................................       6,390         3,336
                                                      ---------      --------
                                                      $ 118,650      $ 61,746
                                                      ============= ============
                                                                    (continued)

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      September 30, December 31,
                                                           1996         1995
                                                      ------------- ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)

CURRENT LIABILITIES:
     Accounts payable ................................$   1,602     $  1,041
     Accrued liabilities .............................    3,310        2,957
     Current portion of long-term debt and
       obligations under capital leases ..............    1,010        3,215
                                                      ---------     --------
               Total current liabilities .............    5,922        7,213

PRENEED LIABILITIES, net .............................    3,136          709
LONG-TERM DEBT, net of current portion ...............   33,182       42,057
OBLIGATIONS UNDER CAPITAL LEASES, net of
     current portion .................................      643          716
DEFERRED INCOME TAXES ................................    2,267        1,900
                                                      ---------     --------
               Total liabilities .....................   45,150       52,595
                                                      ---------     --------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK ...........................   17,775         --
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value; 50,000,000
          shares authorized; none and 15,660,000
          issued and outstanding in 1996 and 1995,
          respectively ...............................     --            157
     Class A Common Stock, $.01 par value; 15,000,000
          shares authorized; 3,942,000 and none issued
          and outstanding in 1996 and 1995, respectively     39         --
     Class B Common Stock; $.01 par value; 15,000,000
          shares authorized; 4,501,000 and 2,520,000
          issued and outstanding in 1996 and 1995,
          respectively ...............................       45           25
     Treasury stock, at cost .........................     (341)        --
     Contributed capital .............................   64,003       15,100
     Unrealized loss on securities available for sale      --            (36)
     Retained deficit ................................   (8,021)      (6,095)
                                                      ---------     --------
               Total stockholders' equity ............   55,725        9,151
                                                      ---------     --------
                                                      $ 118,650     $ 61,746
                                                      =========     ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the three months      For the nine months
                                                      ended September 30,       ended September 30,
                                                     ---------------------    ---------------------
                                                        1996         1995        1996        1995
                                                     ------------ --------    ---------------------
Revenues, net
     Funeral ......................................   $  9,303    $  5,623    $ 24,951    $ 16,423
     Cemetery .....................................        842         405       2,119       1,106
                                                      --------    --------    --------    --------
                                                        10,145       6,028      27,070      17,529
Costs and expenses
     Funeral ......................................      8,434       4,837      20,888      13,575
     Cemetery .....................................        717         329       1,799         920
                                                      --------    --------    --------    --------
                                                         9,151       5,166      22,687      14,495
                                                      --------    --------    --------    --------
     Gross profit .................................        994         862       4,383       3,034
General and administrative expenses ...............        611         554       1,766       1,386
                                                      --------    --------    --------    --------
     Operating income .............................        383         308       2,617       1,648
Interest expense, net .............................      1,069       1,061       3,713       2,709
                                                      --------    --------    --------    --------
     (Loss) before income taxes and
       extraordinary item .........................       (686)       (753)     (1,096)     (1,061)
Provision (benefit) for income taxes ..............       (272)        106         (21)        496
                                                      --------    --------    --------    --------
     Net (loss) before extraordinary item .........       (414)       (859)     (1,075)     (1,557)
Extraordinary item - loss on early
   extinguishment of debt, net of income
   tax benefit of $332 ............................       (498)       --          (498)       --
                                                      --------    --------    --------    --------
     Net (loss) ...................................       (912)       (859)     (1,573)     (1,557)
Preferred stock dividend requirements .............        250        --           351        --
                                                      --------    --------    --------    --------
     Net (loss) attributable to common
       stockholders ...............................   $ (1,162)   $   (859)   $ (1,924)   $ (1,557)
                                                      ========    ========    ========    ========
(Loss) per share:
     Net (loss) per common and common
        equivalent share before extraordinary item,
        net of preferred stock dividends ..........   $   (.11)   $   (.24)   $   (.39)   $   (.44)
     Extraordinary item ...........................       (.09)       --          (.14)       --
                                                      --------    --------    --------    --------
     Net (loss) per common share                      $   (.20)   $   (.24)   $   (.53)   $   (.44)
                                                      ========    ========    ========    ========
Weighted average number of common and common
     equivalent shares outstanding (in thousands) .      5,920       3,543       3,662       3,543
                                                      ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                                1996      1995
                                                             --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) .............................................   $ (1,573) $ (1,557)
  Adjustments to reconcile net (loss) to net cash
     provided by operating activities --
     Depreciation and amortization .......................      2,410     1,524
     Deferred charges written off ........................        830      --
     Deferred income taxes ...............................       (541)      249
     Changes in assets and liabilities net of effects
       from acquisitions:
          Increase in accounts receivable ................     (1,067)     (243)
          Decrease (increase) in inventories and other
            current assets ...............................       (823)      160
          Increase in other deferred charges .............       (523)      (83)
          Increase (decrease) in accounts payable ........        561      (392)
          Increase (decrease) in accrued liabilities .....       (246)      690
          Increase in preneed liabilities ................        376       219
                                                             --------  --------
               Net cash provided by (used in) operating
                 activities ..............................       (596)      567

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired .....................    (40,865)   (8,094)
  Dispositions of businesses formerly owned ..............        397      --
  Disposal of marketable securities available for sale ...        900     2,561
  Purchase of property, plant and equipment ..............     (2,945)   (1,991)
                                                             --------  --------
               Net cash (used in) investing activities ...    (42,513)   (7,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...........................     56,388     7,882
  Payments on long-term debt and obligations under capital
    leases ...............................................    (65,724)   (1,633)
  Proceeds from sale of preferred stock ..................       --       8,486
  Proceeds from issuance of common stock .................     47,771      --
  Payment of preferred stock dividends ...................       (351)     --
  Exercise of stock options ..............................         44      --
  Purchase of treasury stock .............................       (341)     --
  Payment of deferred debt charges .......................       (446)     (136)
                                                             --------  --------
               Net cash provided by financing activities .     37,341    14,599
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ............................................     (5,768)    7,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD .................................................      7,573       836
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $  1,805  $  8,478
                                                             ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid through issuance of new debt .............   $    825  $    644
                                                             ========  ========
  Retirement of debt through issuance of preferred stock .   $   --         500
                                                             ========  ========
  Cash interest paid .....................................   $  4,037  $  2,281
                                                             ========  ========
  Retirement of debt through disposition of business .....   $  2,642  $   --
                                                             ========  ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include Carriage Services, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

    The information for the three and nine months ended September 30, 1996 and 1995 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's prospectus, dated August 8, 1996, and should be read in conjunction therewith.

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.


2.  ACQUISITIONS

    During the nine months ended September 30, 1996, the Company purchased 35 funeral homes and five cemeteries. Six funeral homes were acquired during the nine months ended September 30, 1995. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

    The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                        September 30,
                                                ------------------------------
                                                   1996              1995
                                                ------------      ------------
                                                       (in thousands)
Current Assets                                  $    3,196        $      136
Cemetery Property                                    2,088            --
Property, Plant and Equipment                       20,719             1,101
Deferred Charges and Other Noncurrent Assets         1,865               200
Names and Reputations                               36,171             6,843
Current Liabilities                                 (1,490)             (186)
Other Liabilities                                   (2,911)           --
                                                ------------      ------------
                                                    59,638             8,094
Preferred Stock issued                             (18,331)            --
Common Stock issued                                   (442)            --
                                                ------------      ------------
     Cash used for acquisitions                 $   40,865        $    8,094
                                                ============      ============

    The following table represents the unaudited pro forma results of operations for the nine month periods ended September 30, 1996 and 1995, assuming the above noted acquisitions had occurred as of January 1, 1995. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                Nine months ended September 30,
                                               ---------------------------------
                                                   1996                1995
                                               -------------       -------------
                                                 (Unaudited and in thousands)
Revenues, net                                  $   36,495           $   36,034
Net (loss) before income taxes                     (3,118)              (2,417)
Net (loss) attributable to common stockholders     (3,018)              (3,102)
(Loss) per common and common equivalent share       (.82)                (.88)

3.  OTHER

REVERSE STOCK SPLIT

    On July 18, 1996, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation which authorized a one for two reverse stock split. The Consolidated Financial Statements have been restated as if the reverse stock split had occurred at the beginning of the earliest period presented. For each two shares of Class B Common Stock at $.01 par, the stockholder received one share of Class B Common Stock at $.01 par. Upon completion of the initial public offering ("Offering"), the Series A, B and C Preferred Stocks automatically converted into Class B Common Stock. The number of shares held by each Series A, B and C Preferred stockholder remained the same; however, the conversion prices for Class B Common Stock on those preferred shares doubled in conjunction with the above-mentioned reverse stock split. In addition, the exercise prices on outstanding stock options also doubled related to this reverse stock split, and the number of shares of Class B Common Stock covered by such options decreased by 50%.

INITIAL PUBLIC OFFERING

    On August 8, 1996 the Company completed the Offering of 3,910,000 shares of its Class A Common Stock at $13.50 per share, including 510,000 shares sold to underwriters pursuant to the over-allotment option granted to them, for net proceeds of approximately $47,700,000 after selling commissions and related expenses of approximately $5,100,000. The net proceeds of the Offering were used to repay outstanding indebtedness of the Company. In connection with the Offering, the Company performed a recapitalization of its Common Stock into two classes of Common Stock (Class A and Class B), provided separate voting rights to each class and converted existing Common Stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders. As noted above, the Series A, B and C Preferred Stocks automatically converted into Class B Common Stock. Series D Preferred Stock remains outstanding after the Offering.

NEW CREDIT FACILITY

    In conjunction with the closing of the Offering, the Company entered into a new Credit Facility ("Credit Facility") for a $75 million revolving line of credit. The Credit Facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. In connection with repayment of debt, the Company recognized an extraordinary loss of approximately $498,000, net of income tax benefit of approximately $332,000 for the write-off of the deferred loan costs associated with the early retirement of debt. As of September 30, 1996, $28.0 million was outstanding under the line of credit with effective interest rates ranging from 6.55% to 7.59%.


4.  SUBSEQUENT EVENTS

ACQUISITIONS

    From October 1, 1996 through November 8, 1996, the Company acquired two funeral homes and one cemetery for approximately $6.4 million. These acquisitions were funded through additional debt, issuance of Class A Common Stock and available cash.

MERGER WITH CNM

    On October 23, 1996, the Company announced that it signed a definitive agreement for a merger with CNM, a California corporation which through its subsidiaries owns and operates the nine Wilson & Kratzer funeral homes located in Alameda and Contra Costa Counties, California and the Rolling Hills Memorial Park Cemetery located in Richmond, California. The combined operations perform 2,100 funerals and 1,470 interments annually and represent one of the largest funeral home and cemetery operations in northern California. The merger, which is expected to close in early January 1997, is subject to certain conditions, including premerger notification under Hart-Scott-Rodino. The Company expects to use cash and issuances of preferred and common stocks to fund the acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was formed in 1991 in order to take advantage of the attractive fundamentals and significant opportunities to consolidate the death care industry. Although the Company provides services and products in both the funeral home and cemetery businesses, the Company has historically focused on acquiring funeral home businesses. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries, for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company intentionally took a disciplined, deliberate approach to acquisitions that allowed management the time to integrate early acquisitions, to develop and implement systems, including operational procedures, administrative policies, financial systems and related controls, and to promote a decentralized service culture.

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

RESULTS OF OPERATIONS

    The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1996 and 1995. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

                            Three Months Ended
                               September 30,           Change
                           ------------------- -----------------------
                             1996      1995      Amount     Percent
                           --------- --------- ---------- ----------
                                    (dollars in thousands)
Net revenues:
Existing operations ...    $ 5,331    $5,957    $  (626)     (10.5)%
Acquired operations ...      4,814        71      4,743     *
                           -------    ------    -------   ----------
     Total net revenues    $10,145    $6,028    $ 4,117     68.3 %
                           =======    ======    =======   ==========

                              Three Months Ended
                                September 30,          Change
                             -------------------  ----------------
                                1996    1995       Amount  Percent
                                ----   -----      -------  -------
                  (dollars in thousands)
Gross profit:
Existing operations ........    $410    $848      $(438)    (51.7)%
Acquired operations ........     584      14        570       *
                                ----    ----      -----     -----
          Total gross profit    $994    $862      $ 132     15.3 %
                                ====    ====      =====     =====

*  Not meaningful.

    Total net revenue for the three months ended September 30, 1996 increased $4.1 million or 68.3% over the three months ended September 30, 1995. The higher net revenues reflect an increase of $4.7 million in net revenues from acquired operations offset by a decrease in net revenues of $626,000 or 10.5% from existing operations. The decrease in net revenues for the existing operations was due to a 2.9% increase in the average revenue per funeral service which was offset by a 13.3% decrease in the number of funeral services being performed. The Company believes that the decline in the number of funeral services performed is the result of a prolonged seasonal decline in the number of deaths in certain of the Company's markets. The Company does not expect this decline to continue for the rest of the year. As of September 30, 1996, the Company operated eight cemeteries, the net revenues and gross profit of which were not significant.

    Total gross profit for the three months ended September 30, 1996 increased $132,000 or 15.3% over the comparable three months of 1995. The higher total gross profit reflects an increase of $570,000 from acquired operations and a decrease of $438,000 or 51.7% from existing operations. The decrease in gross profit for the existing operations was due to the decrease in the number of funeral services being performed. Total gross margin decreased from 14.3% for the three months ended September 30, 1995 to 9.8% for the three months ended September 30, 1996 due to the factors mentioned above.

    General and administrative expenses for the three months ended September 30, 1996 increased $57,000 over the third quarter of 1995 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 9.2% for the third quarter of 1995 to 6.0% for the comparable period of 1996 because revenues increased at a higher rate, due to acquisitions, than general and administrative expenses.

    Interest expense for the three months ended September 30, 1996 increased $8,000 over the third quarter of 1995. This minimal increase in interest expense was due primarily to increased borrowings for acquisitions, offset by a reduction of the average level of indebtedness in August and September 1996 as the Company used the proceeds from its initial public offering ("IPO") to pay down a substantial portion of the previously existing debt.

    The Company experienced net operating losses before tax and extraordinary item in the third quarter of 1996 and 1995. Prior to the IPO in August 1996, it was the Company's practice to provide a 100% valuation allowance for operating loss carry-forwards. As of September 30, 1996, in its periodic review of the recoverability of deferred tax assets, management evaluated both its internal forecasts and projections and the effects of the successful completion of the IPO on the Company's future.

Specifically, management considered the use of the net IPO proceeds to reduce debt and the related interest expense and the expected gross profit arising from newly integrated acquisitions in it determination that it is more likely than not that the deferred tax assets created in the quarter ended September 30, 1996 will be realized. Accordingly, the Company has not recorded a valuation allowance for deferred tax assets generated during the quarter ended September 30, 1996. Consequently, the Company recorded a tax benefit of $272,000 in the third quarter of 1996 versus a tax provision of $106,000 in the third quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

                                          Nine Months Ended
                                             September 30,          Change
                                         -------------------   -----------------
                                            1996       1995      Amount  Percent
                                         ---------   -------   --------- -------
                                                   (dollars in thousands)
Net revenues:
          Existing operations ........    $15,655    $16,037    $  (382)  (2.4)%
          Acquired operations ........     11,415      1,492      9,923     *
                                          -------    -------    -------   ----
                    Total net revenues    $27,070    $17,529    $ 9,541   54.4 %
                                          =======    =======    =======   ====
Gross profit:
          Existing operations ........    $ 2,474    $ 2,743    $  (269)  (9.8)%
          Acquired operations ........      1,909        291      1,618     *
                                          -------    -------    -------   ----
                    Total gross profit    $ 4,383    $ 3,034    $ 1,349   44.5 %
                                          =======    =======    =======   ====

*  Not meaningful.

    Total net revenue for the nine months ended September 30, 1996 increased $9.5 million or 54.4% over the nine months ended September 30, 1995. The higher net revenues reflect an increase of $9.9 million in net revenues from acquired operations offset by a decrease in net revenues of $382,000 or 2.4% from existing operations. The decrease in net revenues for the existing operations was due to a 3.9% increase in the average revenue per funeral service which was offset by a 7.9% decrease in the number of funeral services being performed. The Company believes that the decline in the number of funeral services performed is the result of a prolonged seasonal decline in the number of deaths in certain of the Company's markets. The Company does not expect this decline to continue for the rest of the year.

    Total gross profit for the nine months ended September 30, 1996 increased $1.3 million or 44.5% over the first nine months of 1995. The higher total gross profit reflects an increase of $1.6 million from acquired operations and a decrease of $269,000 or 9.8% from existing operations. The decrease in gross profit for the existing operations was due to the decrease in the number of funeral services being performed. Total gross margin decreased from 17.3% for the nine months ended September 30, 1995 to 16.2% for the nine months ended September 30, 1996 due to the factors mentioned above.

    General and administrative expenses for the nine months ended September 30, 1996 increased $380,000 over the first nine months of 1995 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 7.9% for the first nine months of

1995 to 6.5% for the comparable period of 1996 because revenues increased at a higher rate, due to acquisitions, than general and administrative expenses.

    Interest expense for the nine months ended September 30, 1996 increased $1,004,000 over the first nine months of 1995 principally due to increased borrowings for acquisitions.

    The Company experienced net operating losses before tax and extraordinary item for the nine months ended September 30, 1996 and 1995. Prior to the IPO in August 1996, it was the Company's practice to provide a 100% valuation allowance for operating loss carry-forwards. As of September 30, 1996, in its periodic review of the recoverability of deferred tax assets, management evaluated both its internal forecasts and projections and the effects of the successful completion of the IPO on the Company's future. Specifically, management considered the use of the net IPO proceeds to reduce debt and the related interest expense and the expected gross profit arising from newly integrated acquisitions in it determination that it is more likely than not that the deferred tax assets created in the quarter ended September 30, 1996 will be realized. Accordingly, the Company has not recorded a valuation allowance for deferred tax assets generated during the quarter ended September 30, 1996. Consequently, the Company recorded a tax benefit of $21,000 for the nine months ended Septmber 30, 1996 versus a tax provision of $496,000 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $1.8 million at September 30, 1996, representing a decrease of $5.8 million from December 31, 1995. For the nine months ended September 30, 1996, cash used in operations was $596,000 versus cash provided by operations of $461,000 for the nine months ended September 30, 1995. Cash used in investing activities produced a negative cash flow of $42.5 million for the nine months ended September 30, 1996 compared to a negative cash flow of $7.5 million in the prior period, due primarily to cash used for acquisitions. In the first nine months of 1996, cash flow provided by financing activities amounted to approximately $37.3 million, primarily due to the issuance of common stock of approximately $47.8 million.

    Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of preferred stock. As of September 30, 1996, the Company has issued 17,775,616 shares of Series D Preferred Stock which are convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive annual cash dividends of $.06, $.0625 or $.07 per share depending upon when such shares were issued. Commencing on the second anniversary of the completion of the initial public offering (the "Offering"), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

    In conjunction with the closing of the Offering, the Company entered into a new Credit Facility ("Credit Facility") for a $75 million revolving line of credit. The Credit Facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios, which may effectively limit the Company's borrowing capacity. The Company believes that it is in compliance with all financial covenants and ratios. As of September 30, 1996, $28.0 million was outstanding under the line of credit with effective interest rates ranging from 6.55% to 7.59%.

    In August 1996, the Company used the proceeds from the Offering along with funding from the new Credit Facility to pay down all existing debt from Provident Services, Inc., Texas Commerce Bank N.A., and C. Byron Snyder (the Company's Chairman). In connection with the repayment of this debt, the Company recognized an extraordinary loss of approximately $498,000, net of income tax benefit of approximately $332,000 for the write-off of the deferred loan costs associated with the early retirement of debt.

    Two funeral homes and one cemetery were acquired from October 1, 1996 through November 8, 1996 for approximately $6.4 million. These acquisitions were funded through additional debt, issuance of Class A Common Stock and available cash.

    The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation of funeral homes and cemeteries occurring in the industry which will require significant levels of funding from various sources. The Company believes that cash flow from operations, borrowings under the Credit Facility and potential issuances of equity securities will be used to fund such acquisitions. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund future acquisitions. Additional debt and equity financings may be required in connection with future acquisitions. The availability of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        3.1     -- Amended and Restated Certificate of Incorporation of the
                   Company. (1)

       10.1     -- Loan Agreement by and among the Company and NationsBank of
                   Texas, N.A. Provident Services, Inc. and Bank One Texas, N.A. dated August 13, 1996. (1)

       11.1     -- Statement regarding computation of per share earnings

       27.1     -- Financial Data Schedule

-----------------------

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(b)     Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARRIAGE SERVICES, INC.

NOVEMBER 13, 1996
Date                                /s/ Mark W. Duffey
                                        Mark W. Duffey, Executive Vice
                                        President and Chief Financial Officer
                                          (Principal Financial Officer and Duly
                                           Authorized Officer)