Form 10-K
period 1996-12-31
CARRIAGE SERVICES INC
filed 1997-03-20
CIK 1016281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                         COMMISSION FILE NUMBER: 1-11961

                            ------------------------

                            CARRIAGE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     76-0423828
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX            77056
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       Registrant's telephone number, including area code: (281) 556-7400
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Class A Common Stock, $.01 Par Value
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by nonaffiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Company's Class A Common Stock) of the Registrant as of February 28, 1997 was approximately $16,045,000.

                            ------------------------

     The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of February 28, 1997 was 4,274,495 and 5,566,650, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement in connection with the 1997 annual meeting of shareholders, incorporated in Part III of this Report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Carriage Services, Inc. (the "Company") believes that it is the sixth largest provider of death care services and products in the United States based on 1996 revenues. The Company provides a complete range of funeral services and products to meet families' needs, including consultation, removal and preparation of remains, sale of caskets and related funeral merchandise, transportation services and the use of funeral home facilities for visitation. The Company also offers cemetery products and services, including rights to interment in cemetery sites, interment services and related cemetery merchandise. As of December 31, 1996, the Company operated 76 funeral homes and 10 cemeteries in 16 states. Funeral services constituted approximately 93% of revenues in 1995 and 1996.

     Since the Company's formation in 1991, management has undertaken a disciplined approach to growth that has allowed the Company the necessary time to integrate acquisitions, develop effective operating, administrative and financial systems and controls, recruit an experienced operating management team and promote a decentralized, entrepreneurial service culture. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company believes that the infrastructure it developed during this period positioned the Company to pursue an accelerated growth strategy beginning in late 1995. As a result, the Company acquired 38 funeral homes and seven cemeteries for consideration of $68 million during 1996 and an additional 16 funeral homes and two cemeteries for consideration of $55 million through February 28, 1997. In addition, as of February 28, 1997, the Company had letters of intent to acquire eight funeral homes for consideration of $10 million.

     The Company was incorporated in Delaware on December 29, 1993. The Company's principal executive office is located at 1300 Post Oak Blvd., Suite 1500, Houston, Texas 77056, and its telephone number is (281) 556-7400.

DEATH CARE INDUSTRY

     Death care companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and, (iii) memorialization, generally through monuments, markers or inscriptions. The death care industry in the United States is characterized by the following fundamental attributes:

     HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 22,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Less than 20% of the 1995 United States death care industry revenues are represented by the Company and the four largest publicly traded domestic death care companies.

     BARRIERS TO ENTRY. Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that act as a formidable barrier for those wishing to enter an existing market. Heritage and tradition afford an established funeral home or cemetery a local franchise and provides the opportunity for repeat business. Other difficulties faced by entities desiring to enter a market include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of cemetery land in certain urban areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace.

     STABILITY. The death rates in the United States are fairly predictable, thereby affording stability to the death care industry. Since 1980, the number of deaths in the United States has increased at a compounded rate of approximately 1% per year. According to a 1993 report prepared by the U.S. Department of

Commerce Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year between 1997 and 2010. Because the industry is relatively stable, non-cyclical and fairly predictable, business failures are uncommon. As a result, ownership of funeral home and cemetery businesses generally has not experienced significant turnover, and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

     INCREASED CONSOLIDATION. In the past several years the industry has experienced a trend toward consolidation of small death care operations with large, primarily publicly owned death care providers that can benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. This trend appears to result principally from increased regulation, a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, a desire for liquidity, and the increasing competitive threat posed by the large death care providers. The active acquisition market for funeral homes and cemeteries provides a source of potential liquidity that was not as readily available to individual owners in the past. The consolidation trend has accelerated in recent years as several large death care companies have expanded their operations significantly through acquisitions.

     CLUSTERED OR COMBINED OPERATIONS. The death care industry has also witnessed a trend by companies to cluster their funeral home and cemetery operations. Clusters refer to funeral homes and/or cemeteries which are grouped together in a geographical region. Clusters provide a company with the ability to generate cost savings through the sharing of personnel, vehicles and other resources. Firms also are increasingly combining funeral home and cemetery operations at a single site to allow cross-marketing opportunities and for further cost reductions through shared resources. The ability to offer the full range of products and services at one location or to cluster funeral home and cemetery operations and cross-market the full range of death care services has proven to be a competitive advantage which tends to increase the market share and profitability of both the funeral home and cemetery.

     PRENEED MARKETING. In addition to sales at the time of death or on an "at need" basis, an increasing number of death care products and services are being sold prior to the time of death or on a "preneed" basis by death care providers who have developed sophisticated marketing organizations to actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing in advance a fixed price and type of service, and the elimination of the emotional strain of making death care plans at the time of need. Effective marketing of preneed products and services assures a backlog of future business.

     CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 21% of the United States burial market in 1995, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation historically has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete death care package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

     The Company's objective is to become the preferred succession planning alternative for premier funeral homes throughout the United States while continuing to promote a decentralized, entrepreneurial service culture. Management believes that the Company's reputation and collaborative operating style have allowed it to successfully pursue attractive acquisition candidates. The Company also has been successful in implementing programs to increase profitability at newly acquired properties.

     OPERATING STRATEGY. Since its formation, the Company has focused on becoming a succession planning alternative to the larger death care providers. The Company believes that its decentralized operating style, which provides autonomy and flexibility to local management, is attractive to owners of funeral homes seeking to sell their operations. Management believes that its operating style is also a key component in its ability to attract and retain quality managers. While the Company's management style allows local operators significant responsibility in the daily operating decisions, financial parameters, jointly established during the budgeting process, are monitored by senior management through the Company's management and accounting systems. The Company utilizes computer systems linked to most of the Company's funeral home locations. These systems enable a location to function on its own by maintaining accounts receivables and payables locally, at a cluster processing site, or at the Company's centralized processing center at the option of the local manager. The same information is provided to the Company's senior management which allows the Company, on a timely basis, to access critical operating and financial data from a site in order to analyze the performance of individual locations and institute corrective action if necessary.

     The Company has established a compensation structure that is designed to maintain and create a sense of ownership. Local management is awarded meaningful cash bonuses and stock options for exceptional performance when achieving specified earnings objectives. The Company has also structured a stock option program which awards options over a two year period to most full-time employees based upon the performance of their local business during the period. As a result, all management and most full-time employees have the opportunity to increase their personal net worth through strong local and corporate performance.

     Management also believes that implementing its operating strategy in newly acquired businesses leads to enhanced profitability of acquired operations. The Company has an extensive merchandising and training program that is designed to educate local funeral home operators about opportunities to improve marketing of products and services, to share sales leads and other cross-marketing opportunities, and to become familiar with, and adopt, the Company's business objectives. The larger size of the Company, as compared to local operators, also allows favorable pricing and terms to be achieved from vendors through volume discounts on significant expenditures, such as caskets, vaults, memorials and vehicles. In addition, while operational functions and management autonomy are retained at the local level, centralizing certain financial, accounting, legal, administrative and employee benefit functions allows for more efficient and cost-effective operations. The Company also has recently greatly expanded its preneed sales programs in selected local markets to maintain or increase market presence and assure a backlog of future business.

     ACQUISITION STRATEGY. The Company believes that significant acquisition opportunities currently exist in the death care industry that the Company intends to aggressively pursue. In evaluating specific acquisition candidates, the Company considers such factors as the property's location, reputation, heritage, physical size, volume of business, profitability, name recognition, aesthetics, potential for development or expansion, competitive market position, pricing structure and quality of operating management. The Company will continue to aggressively pursue the acquisition of premier funeral homes that have a strong local market presence and that conduct from 100 to 600 funeral services per year, as well as funeral homes in close proximity to the Company's existing businesses. In addition, although the Company traditionally has not focused on acquiring cemetery operations, the Company intends to more aggressively pursue cemetery acquisitions in markets where the Company operates, or plans to operate, funeral homes to take advantage of cross-marketing opportunities. The Company is also pursuing larger acquisition transactions which provides significant strategic benefits to the Company, such as new market penetration. For example, in January 1997, the Company merged with CNM, a premier California-based company which operates 10 funeral homes and one cemetery. This operation as a whole performs 2,100 funerals and 1,470 interments annually and represents the Company's first entry into California. The Company also seeks to issue, and has been successful in issuing, equity securities to the previous owners of acquired businesses. Since inception through March 10, 1997, the Company has issued 37,775,608 shares of redeemable preferred stock (convertible into 1,361,338 shares of Class A Common Stock and 1,227,812 shares of Class B Common Stock) and 225,857 shares of Class A Common Stock in conjunction with acquisition transactions. As of March 10, 1997, a total of 16,039,116 shares of redeemable preferred stock have converted into shares of Class A and Class B Common Stock. Management believes that its success in issuing equity securities in conjunction with acquisitions reflects in large part previous owners' desires to remain affiliated with and to be invested in the Company.

     In purchasing the premier location in a particular market, management believes that the Company is able to attract the most talented personnel, minimize downside risk of loss of volume to competitors and provide opportunities for increased profitability when such operations are coupled with the Company's management techniques. In addition, the Company generally retains the former owners and other key personnel of acquired funeral homes and provides them with significant operating responsibility to assure the continuation of high quality services and the maintenance of the acquired firm's reputation and heritage. In nearly all cases, acquired funeral homes continue operations under the same trade name as those of the prior owners. In addition, the Company views experienced management of certain acquired operations as potential corporate management candidates. Management believes that this potential for advancement with the Company, combined with the Company's decentralized operating structure and incentive-based compensation system, makes it a particularly attractive acquirer to some independent owners. The Company also will continue to analyze the possibility of acquiring additional funeral homes in present markets so that personnel and vehicles can be shared and profit margins enhanced.

     The Company follows a disciplined approach to acquisitions utilizing specific operating and financial criteria. The Company develops pro forma financial statements for acquisition targets reflecting estimates of revenue and costs under the Company's ownership and then utilizes such information to determine a purchase price which it believes is reasonable. The Company anticipates that the consideration for future acquisitions will consist of a combination of cash, deferred purchase price and preferred and common equity. The Company also will typically enter into management, consulting and non-competition agreements with former owners and key executive personnel of acquired businesses.

     Although the Company has not historically focused on acquiring cemetery operations, as a result of the increased access to capital and the Company's enhanced profile in the industry, the Company is encountering significant cemetery acquisition opportunities. The Company will continue to pursue cemetery acquisitions in markets where they operate funeral homes to take advantage of cross-marketing opportunities and in markets where a funeral home acquisition strategy is viable.

     While the Company focuses its efforts on identifying individual acquisition candidates with the potential for a negotiated, non-competitive acquisition process, the Company also competes for more broadly marketed acquisition opportunities. In many cases, the Company has been successful in acquiring operations where it has not been the highest bidder because of the Company's reputation, operating strategy and corporate culture. Management believes that the issuance of equity securities to fund certain funeral home acquisitions has been, and will continue to be, attractive to select acquisition candidates.

     The Company has successfully executed this acquisition strategy since its inception, as demonstrated in the table set forth below.

                                              FUNERAL
      YEAR              CONSIDERATION         HOMES(1)    CEMETERIES(2)
------------------  ----------------------    --------    -------------
                    (DOLLARS IN THOUSANDS)
1992...............        $ 11,832               14             2
1993...............          13,843               11             1
1994...............           9,153                9             1
1995...............          12,191                8             0
1996(3)............          68,181               38             7
                    ----------------------        --            --
                           $115,200               80            11
                    ======================        ==            ==

------------
(1) The Company subsequently divested four of these funeral homes.

(2) The Company subsequently divested one of these cemeteries.

(3) From January 1, 1997 through March 10, 1997, the Company has acquired 16 funeral homes and two cemeteries for aggregate consideration of $55 million.

OPERATIONS

     The Company's funeral home operations, cemetery operations and preneed programs are managed by service-minded professionals with extensive death care industry experience. In response to the rapid growth experienced in 1996, the Company increased operations staffing, including a new transition team, to provide local managers with the additional support and direction needed during the integration of newly acquired properties.

     Although certain financial management and policy matters are centralized, local funeral home and cemetery managers have substantial autonomy in determining the manner in which their services and products are marketed and delivered and their funeral homes are managed. The Company believes that this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and heritage while the Company maintains centralized supervisory controls and provides specialized services at the corporate level.

     FUNERAL HOME OPERATIONS. As of December 31, 1996, the Company operated 76 funeral homes in 16 states. Funeral home revenues accounted for approximately 93% of the Company's net revenues for each of the years ended December 31, 1995 and 1996. The Company's funeral home operations are managed by a team of experienced death care industry professionals.

     The Company's funeral homes offer a complete range of services to meet family's funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and worship, and transportation services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location, which reduces transportation costs to the Company and inconvenience to the family.

     CEMETERY OPERATIONS. As of December 31, 1996, the Company operated 10 cemeteries in six states. Cemetery revenues accounted for approximately 7% of the Company's net revenues for each of the years ended December 31, 1995 and 1996.

     As of December 31, 1996, the Company employed a staff of approximately 70 cemetery sales counselors for the sale of interment rights and merchandise. As a result of a growing number of potential cemetery acquisition candidates, the Company has made additional investments in the cemetery operations infrastructure. During the fourth quarter of 1996, experienced preneed marketing professionals were added at the national and regional levels. This investment in additional preneed sales management should allow the Company to increase preneed sales at existing cemetery properties and will position the Company to more effectively integrate future cemetery acquisitions.

     The Company's cemetery products and services include interment services, the rights to interment in cemetery sites (including grave sites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights, memorials, fees for interment and cremation services, memorial installations, interest income from installment sales contracts and investment income from preneed cemetery merchandise and perpetual care trusts.

     PRENEED PROGRAMS. In addition to sales of funeral merchandise and services and cemetery interment rights, merchandise and services at the time of need, the Company also markets funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish in advance the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the contract is signed rather than when the products and services are delivered. Preneed contracts permit families to eliminate the emotional strain of making death care plans at the time of need and enable the Company to establish a portion of its future market share. Proceeds from the sale of preneed funeral contracts are not recognized as revenues until the time the funeral service is performed. The Company sold 2,610 and 3,760 preneed funeral contracts in the years ended December 31, 1995 and 1996, respectively. At December 31, 1996, the Company had a backlog of 22,925 preneed funeral contracts to be delivered in the future.

     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies intended to fund preneed funeral contracts cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases.

     In addition to preneed funeral contracts, the Company also offers "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client, until the actual time of need. Preplanned funeral arrangements permit families to avoid the emotional strain of making death care plans at the time of need and enable a funeral home to establish relationships with clients that frequently lead to at need sales.

     Preneed cemetery sales are usually financed by the Company through installment sale contracts, generally with terms of five years. Preneed sales of cemetery interment rights and other related services and merchandise are recorded as revenues when the contract is signed, with concurrent recognition of related costs. The Company typically receives an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience. Preneed cemetery sales represented approximately 42% and 67% of the Company's net cemetery revenues for the years ended December 31, 1995 and 1996, respectively.

COMPETITION

     The acquisition environment in the death care industry is highly competitive. The four major publicly held death care companies, Service Corporation International ("SCI"), The Loewen Group, Inc., Stewart
Enterprises, Inc. and Equity Corporation International, are substantially larger than the Company and have significantly greater financial and other resources than the Company. In addition, a number of smaller companies are actively acquiring funeral homes and cemeteries. Prices for funeral homes and cemeteries have increased substantially in recent years, and, in some cases, competitors have paid acquisition prices substantially in excess of the prices offered by the Company. Accordingly, no assurance can be given that the Company will be successful in expanding its operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms.

     The Company's funeral home and cemetery operations generally face competition in the markets that they serve. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as an important marketing tool to build market share. Due to the importance of reputation and heritage, market share increases are usually gained over a long period of time.

TRUST FUNDS

     GENERAL. The Company has established a variety of trusts in connection with its funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and, (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. The Company also uses independent professional managers to advise the Company on investment matters.

     PRENEED FUNERAL TRUSTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust income earned and any increase in insurance benefits are also deferred until the service is performed in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred for the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over 12 years, which approximates the expected timing of the performance of the services related to the preneed funeral contracts. Since the Company does not have access to the trust fund principal or earnings, the related assets and liabilities are not reflected on the Company's balance sheet. In most states, the Company is not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which the Company defers until the service is provided. The aggregate balance of the Company's preneed funeral contracts held in trust was approximately $36.4 million as of December 31, 1996.

     PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. The Company is generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 110% of wholesale cost) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income is recognized in current revenues as trust earnings. These earnings are offset by any current period inflation costs accrued related to the merchandise that has not yet been purchased. Liabilities for undelivered cemetery merchandise and services, including accruals for inflation increases, are reflected in the balance sheet net of the merchandise and service trust balance. The Company is permitted to withdraw the trust principal and the accrued income when the merchandise is purchased or service is provided by the Company or when the contract is canceled. The merchandise and service trust fund balances, in the aggregate, were approximately $1.1 million as of December 31, 1996.

     PERPETUAL CARE TRUSTS. In certain states, regulations require a portion, generally 10%, of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income is recognized in current revenues as trust earnings. While the Company is entitled to withdraw the income from its perpetual care trust to provide for the maintenance of the cemetery and memorials, they are not entitled to withdraw any of the principal balance of the trust fund, and therefore, none of the principal balances are reflected in the Company's balance sheet. The Company's perpetual care trust balances were approximately $2.0 million as of December 31, 1996.

     For additional information with respect to the Company's trusts, see Note 1 of the Consolidated Financial Statements.

REGULATION

     The Company's funeral home operations are subject to substantial regulation by the Federal Trade Commission (the "FTC"). Certain regulations contain minimum standards for funeral industry practices, require extensive price and other affirmative disclosures to the customer at the time of sale and impose mandatory itemization requirements for the sale of funeral products and services.

     The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the United States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require the Company to organize information about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. The Company is also subject to the Federal Americans with Disabilities Act and similar laws which, among other things, may require that the Company modify its facilities to comply with minimum accessibility requirements for disabled persons.

     The Company's operations, including its preneed sales and trust funds, are also subject to extensive regulation, supervision and licensing under numerous other Federal, state and local laws and regulations. See "-- Trust Funds."

     The Company believes that it is in substantial compliance with all such laws and regulations. Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations some of which, if enacted, could have a material adverse effect on the Company's results of operations. The

Company cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations might have on the Company.

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries employed 387 full-time employees, 392 part-time employees and 135 preneed sales counselors. All of the Company's funeral directors and embalmers possess licenses required by applicable regulatory agencies. Management believes that its relationship with its employees is good. No employees of the Company or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

     At December 31, 1996, the Company operated 76 funeral homes and 10 cemeteries in 16 states. The Company owns the real estate and buildings of 54 of its funeral homes and all of its cemeteries and leases facilities in connection with 22 of its funeral homes. The 10 cemeteries operated by the Company cover a total of approximately 370 acres. The Company's inventory of unsold developed lots totaled approximately 44,000 at December 31, 1996. In addition, approximately 175 acres, or approximately 47% of the total acreage, is available for future development. The Company does not anticipate any shortage of available space in any of its current cemeteries for the foreseeable future.

     The following table sets forth certain information as of December 31, 1996 regarding the Company's funeral homes and cemeteries by state:

                                            NUMBER OF
                                          FUNERAL HOMES
                                        ------------------
                STATE                   OWNED    LEASED(1)    CEMETERIES
-------------------------------------   -----    ---------    -----------
Texas................................      9(2)       1             3
Kentucky.............................      6          4             1
Ohio.................................      9          2             0
Idaho................................      5(3)       0             3
Georgia..............................      3          3             0
South Carolina.......................      5          0             1
Michigan.............................      3          2             0
Florida..............................      2          1             1
Illinois.............................      0          4             0
Tennessee............................      3          1             0
Connecticut..........................      2          1             0
Indiana..............................      1          2             0
North Carolina.......................      1          1             1
Kansas...............................      2          0             0
Washington...........................      2          0             0
Alabama..............................      1          0             0
                                        -----        --            --
     Total(4)........................     54         22            10
                                        =====        ==            ==

------------

(1) The leases, with respect to these funeral homes, have remaining terms ranging from two to fifteen years, and the Company generally has a right of first refusal on any proposed sale of the property where these funeral homes are located.

(2) One of these funeral homes is located on property contiguous to and operated in combination with a Company cemetery.

(3) Two of these funeral homes are located on property contiguous to and operated in combination with Company cemeteries.

(4) From January 1, 1997 through March 10, 1997, the Company has acquired ten funeral homes and one cemetery in California, four funeral homes in Ohio, one funeral home in Tennessee, one funeral home in Rhode Island and one cemetery in Indiana for an aggregate consideration of $55 million.

     The Company's corporate headquarters occupy approximately 19,700 square feet of leased office space in Houston, Texas.

     At December 31, 1996, the Company operated 309 vehicles, of which 234 were owned and 75 were leased.

     The specialized nature of the Company's business requires that its facilities be well-maintained. Management believes that this standard is met.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

     The Company carries insurance with coverages and coverage limits that it believes to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect the Company against all contingencies, management believes that its insurance protection is reasonable in view of the nature and scope of the Company's operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market under the symbol "CRSV". The following table presents the quarterly high and low sale prices as reported by the Nasdaq National Market since the shares became publicly traded on August 9, 1996 at an initial price of $13.50. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                1996                     HIGH        LOW
                                       ---------  ---------

Third Quarter (beginning August 9,
1996)................................  $   22.75  $   14.25

Fourth Quarter.......................  $   23.50  $  18.375

     As of February 28, 1997, there were 4,274,495 shares of the Company's Class A Common Stock and 5,566,650 shares of the Company's Class B Common Stock outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of Common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 136 stockholders of record. The Company believes there are approximately 2,000 beneficial owners of the Class A Common Stock.

     The Company has never paid a cash dividend on its Class A or Class B Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 1, 1994, the Company sold an aggregate of 2,520,000 shares of Common Stock to C. Byron Snyder, Melvin C. Payne, Mark W. Duffey and Reid A. Millard in exchange for shares of capital stock of three entities. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     On October 12, 1994, the Company sold one share of Common Stock for $8.00 to a former owner of an acquired funeral home. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this transaction.

     On December 31, 1994, the Company sold one share of Common Stock in exchange for one share of the capital stock of a subsidiary. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this transaction.

     From January 18, 1994 to February 28, 1994, the Company sold in a private placement an aggregate of 7,000,000 shares of Preferred Stock. The Company acted as its own placement agent. Such shares were purchased for $1.00 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this placement.

     From October 28, 1994 to May 29, 1996, the Company sold an aggregate of 715,000 shares of Preferred Stock, valued at $1.00 per share, to the former owners of acquired funeral homes. Consideration for such shares consisted of ownership interests in funeral home businesses and contract rights. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     On September 25, 1995, the Company sold in a private placement an aggregate of 8,500,000 shares of Preferred Stock. The Chicago Corporation acted as placement agent in connection with this offering. Such shares were purchased for $1.00 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting the placement.

     From March 8, 1996 to September 6, 1996, the Company sold an aggregate of 17,775,616 shares of Series D Preferred Stock, valued at $1.00 per share, to the former owners of acquired funeral homes. Consideration for such shares consisted of ownership interests in funeral home businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     On May 28, 1996, an employee exercised options to purchase 1,000 shares of Common Stock pursuant to the Company's 1995 Stock Incentive Plan at an exercise price of $10.00 per share. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this transaction.

     From August 30, 1996 to February 28, 1997, the Company sold an aggregate of 225,857 shares of Class A Common Stock, valued at market prices, to the former owners of acquired funeral homes. Consideration for such shares consisted of ownership interests in funeral home businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     On January 7, 1997, the Company sold 19,999,992 shares of Series F Preferred Stock, valued at $1.00 per share, to the former owners of acquired funeral homes. Consideration for such shares consisted of ownership interests in funeral home businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting this transaction.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                      1992               1993               1994            1995             1996
                                                    --------           --------           --------        --------        ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Revenues, net:
Funeral .....................................       $  1,625           $ 10,651           $ 17,368        $ 22,661        $  37,445
Cemetery ....................................            178                614              1,036           1,576            2,903
                                                    --------           --------           --------        --------        ---------
Total net revenues ..........................          1,803             11,265             18,404          24,237           40,348
                                                    --------           --------           --------        --------        ---------
Gross profit:
Funeral .....................................            (88)               917              2,856           3,740            6,804
Cemetery ....................................            113                143                158             250              362
                                                    --------           --------           --------        --------        ---------
Total gross profit ..........................             25              1,060              3,014           3,990            7,166
General and administrative
expenses ....................................            490                985              1,266           2,106            2,474
                                                    --------           --------           --------        --------        ---------
Operating income (loss) .....................           (465)                75              1,748           1,884            4,692
Interest expense, net .......................            295              1,745              2,671           3,684            4,347
                                                    --------           --------           --------        --------        ---------
Income (loss) before income
taxes .......................................           (760)            (1,670)              (923)         (1,800)             345
Provision for income taxes ..................             -- (1)             -- (1)             40             694              138
                                                    --------           --------           --------        --------        ---------
Income (loss) before extraordinary
item ........................................           (760)            (1,670)              (963)         (2,494)             207
Extraordinary item, net .....................           --                 --                 --              --               (498)
                                                    --------           --------           --------        --------        ---------
Loss after extraordinary item .............           (760)            (1,670)              (963)         (2,494)            (291)
Preferred stock dividends ...................           --                 --                 --              --                622
                                                    --------           --------           --------        --------        ---------
Net loss attributable to common
stockholders ................................       $   (760)          $ (1,670)          $   (963)       $ (2,494)       $    (913)
                                                    ========           ========           ========        ========        =========
Loss per common share
Continuing operations .......................       $   (.30)(1)       $   (.66)(1)       $   (.28)       $   (.66)       $    (.09)
Extraordinary item ..........................           --                 --                 --              --               (.10)
                                                    --------           --------           --------        --------        ---------
Net loss per common share ...................       $   (.30)          $   (.66)          $   (.28)       $   (.66)       $    (.19)
                                                    ========           ========           ========        ========        =========
Weighted average number of common
and common equivalent shares
outstanding .................................          2,543 (1)          2,543 (1)          3,406           3,781            4,869
                                                    ========           ========           ========        ========        =========
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period ..............             14                 25                 34              41               76
Funeral services performed during
period ......................................            389              2,265              3,529           4,414            7,181
Preneed funeral contracts sold ..............            451                644                762           2,610            3,760
Backlog of preneed funeral
contracts ...................................          2,576              5,170              6,855           8,676           22,925
Depreciation and amortization ...............       $    261           $    947           $  1,476        $  1,948        $   3,629
BALANCE SHEET DATA:
Working capital .............................       $    678           $   (142)          $  4,271        $  6,472        $   5,089
Total assets ................................         13,089             28,784             44,165          61,746          131,308
Long-term debt, net of current
maturities ..................................         12,656             26,270             32,622          42,057           42,733
Redeemable preferred stock ..................           --                 --                 --              --             17,251
Stockholders' equity (deficit) ..............       $   (958)          $ (2,626)          $  3,429        $  9,151        $  57,043

------------

(1) Prior to January 1, 1994, the Company consisted of three entities whose owners contributed their equity in these entities in exchange for 2,520,000 shares of common stock of the Company effective January 1, 1994. Accordingly, shares of common stock shown outstanding for these periods assume the exchange had taken place at the beginning of the periods presented. In 1992 and 1993, the entities were subchapter S corporations, and taxes were the direct responsibility of the owners. Thus, the tax provisions reflected above for these periods are based on assumptions about what tax provisions (benefits) would have been if the Company had been a taxable entity. In the opinion of management, no pro forma tax provision (benefit) was appropriate for these periods because the Company followed a policy of not recognizing the benefits associated with net operating losses during such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Management believes that the Company's focus on controlled growth while implementing operational and administrative systems and related controls to effectively manage a highly decentralized management structure positioned it to pursue an accelerated growth strategy beginning in late 1995. The Company significantly expanded its corporate development and acquisition activities in 1996 and early 1997, thus requiring additions to the corporate infrastructure. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. Sixteen funeral homes and two cemeteries were acquired in January and February 1997 for approximately $55 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of February 28, 1997, the Company had letters of intent to acquire eight funeral homes for an aggregate consideration of approximately $10 million. The Company will continue to pursue attractive acquisition candidates as further consolidation of the industry occurs.

     Upon acquisition, the operations team focuses on increasing historic operating income by improving the merchandising approach, pricing structure and marketing strategy of acquired businesses. These enhancements, complemented by discounts from consolidated purchasing, generally result in improved margins of the acquired businesses within the first 12 months following acquisition.

     In certain instances, a review of the marketing strategy of an acquired business results in increased preneed funeral and cemetery sales efforts to secure or gain future market share. Preneed funeral sales are affected by deposits to a trust or purchases of third party insurance products. Since the Company does not have access to these funds, the sale is not recorded until the service is performed nor are the related assets and liabilities reflected on the Company's consolidated balance sheet. The trust income earned and increases in insurance benefits are also deferred until the service is performed in order to offset possible inflation in cost to provide the service in the future. Unlike preneed funeral sales, the Company has access to the funds related to preneed cemetery sales. Therefore, preneed cemetery sales and the related estimated costs are recorded at the time of sale. Trust fund requirements relate only to the estimated costs of providing merchandise and service. Any income from the merchandise and service trust funds is recorded as cemetery revenue in the period earned. These earnings are offset by any inflation in the cost of providing the merchandise and services in the future. These estimated costs are reviewed at least annually, and any significant increase in estimated costs are recorded at that time. Due to the Company's small number of cemetery operations, the impact of these trust earnings and any inflation in estimated costs have not historically been significant.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the Company's ability to sustain its rapid acquisition rate, to manage an increasing number of funeral homes and cemeteries, and to obtain adequate performance from acquired businesses; the economy and financial market conditions, including stock prices, interest rates and credit availability; and death rates and competition in the Company's markets.

FACTORS AFFECTING HISTORICAL FINANCIAL RESULTS

     Prior to 1995, the Company's corporate infrastructure required only modest additions to support its disciplined approach to acquisitions. As a result, general and administrative expenses declined as a percentage of revenues over these years. In anticipation of accelerating its acquisition activity, the Company began in 1995 to significantly expand its corporate infrastructure to support more rapid growth. As a result, general and administrative expenses in 1995 increased as a percentage of revenues over 1994. Although general and administrative expenses have continued to increase in response to the Company's acceleration of its acquisition activities, in 1996 these expenses grew at a lower rate relative to revenues compared to 1995 (6.1% of revenues in 1996 as compared to 8.7% of revenues in 1995). Management anticipates that general and administrative expenses as a percentage of revenues will continue to decline.

     The Company achieved positive net income in the fourth quarter of 1996 due to several factors, including the repayment of higher rate debt from proceeds of the Company's initail public offering (the "IPO"), the improved performances of existing and newly acquired businesses and the lower interest rates under its credit facility used to fund the acquisitions. In response to the acceleration of acquisition activity and the accompanying increase in the number of operations to be managed, the Company further strengthened its corporate staff. To support an operating style which continues to focus heavily on service and careful integration of newly acquired operations, management additions were made to the funeral home operations group, and financial and administrative personnel were added. Additionally, near the end of 1996, the prearranged funeral and cemetery sales organization was significantly restructured and expanded.

     The Company believes its increased recognition in the death care industry as an established purchaser of funeral homes and cemeteries has improved its ability to finance its acquisitions with debt and equity, thereby reducing the negotiated value of agreements not to compete. Since the Company's agreements not to compete have generally been amortized over four to ten years, whereas any purchase price allocated to names and reputations is amortized over 40 years, any reduction in the non-competition agreement payments (assuming the same purchase price) results in a reduction in operating expense during the amortization period of the agreements not to compete. Since mid-1995, the Company has experienced a reduction in the operating expenses for amortization of agreements not to compete compared to prior years.

     As a result of this significant increase in operating scale and substantially improved capital structure, the Company believes that the financial results prior to the fourth quarter of 1996 are not necessarily comparable to those periods subsequent to its IPO. The Company's future results of operations will depend in large part on the Company's ability to continue to make acquisitions on attractive terms and to successfully integrate and manage the acquired properties.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                          1994       1995       1996
                                       ---------  ---------  ---------
Total revenues, net..................      100.0%     100.0%     100.0%
Total gross profit...................       16.4       16.5       17.8
General and administrative
  expenses...........................        6.9        8.7        6.1
Operating income.....................        9.5        7.8       11.6
Interest expense, net................       14.5       15.2       10.8
Income (loss) before extraordinary
  item...............................       (5.2)     (10.3)       0.5

     The following table sets forth the number of funeral homes and cemeteries owned and operated by the Company for the periods presented:

                                        YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        1994      1995      1996
                                        ----      ----      ----
Funeral homes at beginning of
  period.............................    25        34        41
Acquisitions.........................     9         8        38
Divestitures.........................     0         1         3
                                        ----      ----      ----
Funeral homes at end of period.......    34        41        76
                                        ====      ====      ====
Cemeteries at beginning of period....     2         3         3
Acquisitions.........................     1         0         7
Divestitures.........................     0         0         0
                                        ----      ----      ----
Cemeteries at end of period..........     3         3        10
                                        ====      ====      ====

     The following is a discussion of the Company's results of operations for 1994, 1995 and 1996. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each year being compared are referred to as "existing operations." Operations acquired or opened during either year being compared are referred to as "acquired operations."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The following table sets forth certain information regarding the net revenues and gross profit of the Company from its operations during the years ended December 31, 1995 and 1996:

                                      YEAR ENDED
                                     DECEMBER 31,                CHANGE
                                 --------------------     ------------------
                                   1995       1996        AMOUNT     PERCENT
                                 ---------  ---------     -------    -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.......  $  21,482  $  20,921     $  (561)     (2.6%)
     Acquired operations.......      2,755     19,427      16,672         *
                                 ---------  ---------     -------
          Total net revenues...  $  24,237  $  40,348     $16,111      66.5%
                                 =========  =========     =======
Gross profit:
     Existing operations.......  $   3,451  $   3,481     $    30       0.9%
     Acquired operations.......        539      3,685       3,146         *
                                 ---------  ---------     -------
          Total gross profit...  $   3,990  $   7,166     $ 3,176      79.6%
                                 =========  =========     =======
------------

* Not meaningful.

     Total net revenues for the year ended December 31, 1996 increased $16.1 million or 66.5% over 1995. The higher net revenues reflect an increase of $16.7 million in net revenues from acquired operations and a decrease in net revenues of $561,000 or 2.6% from existing operations. The decrease in net revenues for the existing operations primarily resulted from fewer funeral services being performed, which was partially offset by a 3.9% increase in the average revenue per funeral service. Fewer services were performed in 1996 due to the divestiture of three funeral homes and a longer than normal seasonal decline in the number of deaths in certain of the Company's markets. This seasonal decline in the number of services ended in mid-November. At December 31, 1996, the Company operated 10 cemeteries. The net revenues and gross profit of cemeteries represented less than eight percent of the Company's total operations.

     Total gross profit for the year ended December 31, 1996 increased $3.2 million or 79.6% over 1995. The higher total gross profit reflected an increase of $3.1 million from acquired operations and an increase of $30,000 or 0.9% from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation and the increasing effectiveness of the Company's merchandising strategy, which was partially offset by lower revenues. Total gross margin increased from 16.5% for 1995 to 17.8% for 1996 due to these factors. As a result of the acceleration of the Company's acquisition program in 1996, the profit contribution from acquired properties exceeded that of existing operations even though most were not owned for the entire year. The acquisition and integration of these new properties received the majority of the corporate operations group's management focus during the year. During the fourth quarter, significant additional management resources were added to this group to provide assistance in increasing revenue and profit margins from existing ongoing operations and to more rapidly achieve targeted margins for acquired businesses.

     General and administrative expenses for the year ended December 31, 1996 increased $368,000 or 17.5% over 1995 due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 8.7% for 1995 to 6.1% for 1996, reflecting economies of scale realized by the Company as the expenses were spread over a larger operations revenue base.

     Interest expense for the year ended December 31, 1996 increased $663,000 over 1995 principally due to increased borrowings for acquisitions. In August 1996, the Company utilized the net proceeds from the IPO and borrowings under a new credit facility to repay the majority of its outstanding debts. In connection with repayment of debt, the Company recognized an extraordinary charge of approximately $498,000, net of income tax benefit of approximately $332,000, to reflect the write-off of the deferred loan costs associated with the early retirement of debt. The new credit facility reflects substantially improved terms and reduced interest costs compared to the previous arrangements.

     During 1996, the Company issued approximately $18 million of redeemable preferred stock to fund a portion of its acquisition program. Dividends on the majority of this preferred stock range from 6-7% per annum. Preferred dividends of $622,000 were subtracted from the $207,000 of income before extraordinary item in computing earnings attributable to common stockholders resulting in a net loss of $415,000 for purposes of computing primary earnings per common share. Approximately $16 million of redeemable preferred stock converted into Common Stock subsequent to December 31, 1996.

     For 1996, the Company provided for income taxes on net income before income taxes and extraordinary item at a combined state and federal tax rate of 40%. Prior to 1996, the Company experienced net operating losses. The tax benefits associated with these net operating loss carryforwards were reserved. The Company continues to analyze the benefits associated with these losses and will adjust the recorded valuation allowance as appropriate in future periods.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The following table sets forth certain information regarding the net revenues and gross profit of the Company from its operations during the years ended December 31, 1994 and 1995:

                                            YEAR ENDED
                                           DECEMBER 31,             CHANGE
                                       --------------------   ------------------
                                         1994       1995      AMOUNT     PERCENT
                                       ---------  ---------   -------    -------
                                                (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  16,593  $  16,838   $   245       1.5%
     Acquired operations.............      1,811      7,399     5,588         *
                                       ---------  ---------   -------
          Total net revenues.........  $  18,404  $  24,237   $ 5,833      31.7%
                                       =========  =========   =======
Gross profit:
     Existing operations.............  $   2,685  $   2,792   $   107       4.0%
     Acquired operations.............        329      1,198       869         *
                                       ---------  ---------   -------
          Total gross profit.........  $   3,014  $   3,990   $   976      32.4%
                                       =========  =========   =======
------------

* Not meaningful.

     Total net revenues for the year ended December 31, 1995 increased $5.8 million or 31.7% over 1994. The higher net revenues were due primarily to an increase of $5.6 million in net revenues from acquired operations. Net revenues from existing operations increased $245,000 or 1.5% over 1994. The increase in net revenues from existing operations resulted from a 4.4% increase in average revenue per funeral service which was partially offset by fewer funeral services being performed primarily as a result of the divestiture of one funeral home and the planned divestiture of two additional funeral homes. At December 31, 1995, the Company operated three cemeteries, the net revenues and gross profit of which were not significant.

     Total gross profit for the year ended December 31, 1995 increased $976,000 or 32.4% over 1994. The higher total gross profit reflects an increase of $869,000 from acquired operations and an increase of $107,000 or 4.0% from existing operations. The gross profit increase for the existing operations was due to the efficiencies gained by consolidation and implementation of a new merchandising strategy. Total gross margin remained relatively consistent between years.

     General and administrative expense for the year ended December 31, 1995 increased $840,000 over 1994 and increased as a percentage of net revenues to 8.7% for 1995 from 6.9% for 1994. These increases resulted primarily from increased personnel expense necessary to support a higher rate of growth and increased acquisition activity.

     Interest expense for the year ended December 31, 1995 increased $1.0 million over 1994, principally due to increased borrowings for acquisitions.

     Although the Company experienced net operating losses before tax, the Company reserved the operating loss carryforwards creating a tax provision of $40,000 in 1994 and $694,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $1.7 million at December 31, 1996, representing a decrease of $5.9 million from December 31, 1995. For the year ended December 31, 1996, cash provided by operations was $314,000 as compared to $997,000 for the year ended December 31, 1995. The decrease in cash provided by operations was due in part to the payment of commissions on the sale of preneed funeral contracts, which was offset by the positive cash flow from acquired operations. Cash used in investing activities was $46 million for the year ended December 31, 1996 compared to $12 million in 1995, due primarily to the significant increase in acquisitions. In 1996, cash flow provided by financing activities amounted to approximately $40 million, primarily due to the net proceeds of approximately $48 million from the issuance of Class A Common Stock in the Company's IPO.

     Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of preferred stock. As of December 31, 1996, the Company has 17,253,116 shares of Series D Preferred Stock issued and outstanding of which 1,200,000 shares are convertible into Class A Common Stock and 16,053,116 shares are convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon when such shares were issued. Commencing on the second anniversary of the completion of the IPO (August 8, 1998), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class A or Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. As of February 28, 1997, holders of 15,570,616 shares of Series D Preferred Stock elected to convert their shares into 88,888 shares of Class A and 1,064,481 shares of Class B Common Stock leaving 1,682,500 shares of Series D Preferred Stock outstanding all which are convertible into the Class B Common Stock.

     In conjunction with the closing of the IPO, the Company entered into a new credit facility (the "Credit Facility") which provides for a $75 million revolving line of credit with both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios, which may effectively limit the Company's borrowing capacity. At December 31, 1996, the Company believes that it was in compliance with all financial covenants and ratios. As of December 31, 1996, $36.5 million was outstanding under the Credit Facility with an average effective interest rate of 7.17%.

     In August 1996, the Company used the net proceeds from the IPO, along with funding from the Credit Facility, to pay down all previously existing debt from Provident Services, Inc., Texas Commerce Bank N.A., and C. Byron Snyder (one of the Company's directors). In connection with the repayment of this debt, the Company recognized an extraordinary charge of approximately $498,000, net of income tax benefit of approximately $332,000, to reflect the write-off of the deferred loan costs associated with the early retirement of debt.

     The Company issued 188,413 shares of Class A Common Stock and approximately 20,000,000 shares of Series F Preferred Stock and paid $27 million in cash to fund acquisitions in January and February 1997. The Series F Preferred Stock is convertible into an aggregate of 1,272,450 shares of Class A Common Stock based on exercise prices at February 28, 1997. The holders of the Series F Preferred Stock are entitled to receive cash dividends at the annual rate initially of $.04 per share, with the annual rate increasing by 5% per year commencing January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock, as discussed above, then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock prior to December 31, 2007.

     The balance outstanding under the Credit Facility as of February 28, 1997 was $64 million. The Company has had discussions with various financial institutions that lead it to believe that it has the ability to increase the amount available under the Credit Facility. The Company intends to fund future acquisitions through borrowings under the Credit Facility and additional issuances of Class A Common Stock or additional preferred stock. As of February 28, 1997, the Company had letters of intent for acquisitions involving an aggregate purchase price of $10 million. The Company has budgeted $125 million for its acquisition program in 1997.

     The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $5 million of capital expenditures during 1997, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for the remainder of 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financing may be required to maintain the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then existing financial condition of the Company.

SEASONALITY

     Although the death care business is relatively stable and fairly predictable, the Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition, the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

     Inflation has not had a significant impact on the results of operations of the Company during the last three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") within
120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                   PAGE
                                                                   ----
Report of Independent Public Accountants........................    24

Consolidated Balance Sheets as of December 31, 1995 and 1996....    25

Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..............................    26

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1994, 1995 and 1996..........    27

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..............................    28

Notes to Consolidated Financial Statements......................    29

(A)2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                  PAGE
                                                                  ----
Report of Independent Public Accountants on Financial
  Statement Schedule...........................................    42

Financial Statement Schedule II -- Valuation and
  Qualifying Accounts..........................................    43

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(A)3  EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          *3.1       --   Amended and Restated Certificate of Incorporation, as amended, of the Company

           3.2       --   Amended and Restated Bylaws of the Company, incorporated by reference herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.1       --   1995 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.2       --   1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the
                          Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.3       --   1996 Nonemployee Directors' Stock Option Plan, incorporated herein by reference to Exhibit
                          10.3 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.4       --   Asset Purchase Agreement dated May 10, 1995 among Carriage Funeral Holdings, Inc., West
                          End Funeral Home, Inc., and James C. Hirsch and Cynthia Hirsch, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No.
                          333-05545)

          10.5       --   Agreement and Plan of Merger dated March 8, 1996 among Carriage Funeral Services, Inc.,
                          Hennessy-Bagnoli Funeral Home, Inc., Hennessy Funeral Home, Inc., Terrance P. Hennessy and
                          Lawrence Bagnoli, incorporated herein by reference to Exhibit 10.9 to the Company's
                          Registration Statement on Form S-1 (File No. 333-05545)

          10.6       --   Real Property Purchase Agreement dated the Closing Date among Hennessy-Bagnoli Funeral
                          Home, Inc., Hennessy and Patricia Hennessy, and Bagnoli and Brenda Bagnoli, incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
                          (File No. 333-05545)

          10.7       --   Stock Purchase Agreement dated January 4, 1996 among Carriage Funeral Holdings, Inc., The
                          Lusk Funeral Home, Incorporated and Gerald T. McFarland, Jr., incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No.
                          333-05545)

          10.8       --   Stock Purchase Agreement dated February 29, 1996 among Carriage Funeral Holdings, Inc.,
                          James E. Drake Funeral Home, Inc., and James E. Drake and Patricia A. Drake, incorporated herein by reference to Exhibit 10.12 to the Company's registration Statement on Form S-1
                          (File No. 333-05545)

          10.9       --   Asset Purchase Agreement dated April 10, 1996 between CFS Funeral Services, Inc. and SCI
                          Texas Funeral Services, Inc., incorporated herein by reference to Exhibit 10.13 to the
                          Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.10      --   Asset Purchase Agreement dated April 10, 1996 between CFS Funeral Services, Inc. and SCI
                          Funeral Services of Florida, Inc., incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.11      --   Asset Purchase Agreement dated April 10, 1996 between CFS Funeral Services, Inc. and Fort
                          Myers Memorial Gardens, Inc., incorporated herein by reference to Exhibit 10.15 to the
                          Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.12      --   Asset Purchase Agreement dated April 10, 1996 between CFS Funeral Services, Inc. and SCI
                          Funeral Services of Florida, Inc., incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.13      --   Stock and Real Property Purchase Agreement dated March 29, 1996 among Carriage Funeral
                          Holdings, Inc., Dwayne R. Spence Funeral Home, Inc., Dwayne R. Spence, Patricia Spence and
                          James H. Sheridan, incorporated by reference to Exhibit 10.17 to the Company's
                          Registration Statement on Form S-1 (File No. 333-05545)

          10.14      --   Merger Agreement dated March 22, 1996 among Carriage Funeral Services, Inc., Carriage
                          Funeral Services of Idaho, Inc., Merchant Funeral Home, Inc., Coeur d'Alene Memorial
                          Gardens, Inc., Lewis Clark Memorial Park, Inc., Robert D. Larrabee, I. Renee Larrabee and
                          Larrabee Land Company, Inc., incorporated herein by reference to Exhibit 10.18 to the
                          Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.15      --   Real Property Purchase Agreement dated March 22, 1996 among Carriage Funeral Services,
                          Inc. and Larrabee Investments, L.L.C., incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.16      --   Merger Agreement dated July 3, 1996 among Carriage Services, Inc., CSI Funeral Services of
                          Connecticut, Inc., C. Funk & Son Funeral Home, Incorporated and Ronald F. Duhaime and
                          Christopher J. Duhaime, incorporated herein by reference to Exhibit 10.20 to the Company's
                          Registration Statement on Form S-1 (File No. 333-05545)

          10.17      --   Merger Agreement dated July 3, 1996 among Carriage Services, Inc., CFS Funeral Services of
                          Connecticut, Inc., O'Brien Funeral Home, Incorporated and Thomas P. O'Brien, incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1
                          (File No. 333-05545)

          10.18      --   Merger Agreement dated June 26, 1996 among Carriage Services, Inc., Carriage Funeral
                          Services of South Carolina, Inc., Forest Lawn of Chesnee Inc. and shareholders, incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement
                          on Form S-1 (File No. 333-05545)

          10.19      --   Employment Agreement with Melvin C. Payne, incorporated herein by reference to Exhibit
                          10.23 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.20      --   Employment Agreement with Mark W. Duffey, incorporated herein by reference to Exhibit
                          10.24 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.21      --   Employment Agreement with Russell W. Allen, incorporated herein by reference to Exhibit
                          10.25 to the Company's Registration Statement on Form S-1 (File No. 333-05545)

          10.22      --   Merger Agreement dated October 17, 1996 among Carriage Services, Inc., Carriage Funeral
                          Services of California, Inc., CNM and the shareholders of CNM, incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 8-K/A dated January 7, 1997.

         *10.23      --   Amended and Restated 1995 Stock Incentive Plan

         *10.24      --   Amended and Restated 1996 Stock Option Plan

         *10.25      --   Amended and Restated 1996 Directors' Stock Option Plan

         *10.26      --   Employment Agreement with Gary O'Sullivan

         *10.27      --   Employment Agreement with Thomas C. Livengood

         *21.1       --   Subsidiaries of the Company

         *27.1       --   Financial Data Schedule

------------

(*) Filed herewith.

(B)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 17, 1997.

                                          CARRIAGE SERVICES, INC.

                                          By: /s/ MELVIN C. PAYNE
                                                      MELVIN C. PAYNE
                                               CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND ON THE DATES INDICATED.

     SIGNATURE                          TITLE                        DATE
-------------------------    --------------------------------    ---------------

/s/ MELVIN C. PAYNE         Chairman of the Board, Chief         March 17, 1997
  MELVIN C. PAYNE            Executive Officer and Director
                             (Principal Executive Officer)

/s/ MARK W. DUFFAY          President and Director               March 17, 1997
   MARK W. DUFFEY

/s/ THOMAS C. LIVENGOOD     Executive Vice President, Chief      March 17, 1997
   THOMAS C. LIVENGOOD        Financial Officer and Secretary
                              (Principal Financial and
                              Accounting Officer)

_________________________    Director
  C. BYRON SNYDER

/s/ ROBERT D. LARRABEE       Director                            March 17, 1997
 ROBERT D. LARRABEE

/s/ BARRY K. FINGERHUT       Director                            March 17, 1997
 BARRY K. FINGERHUT

/s/ STUART W. STEDMAN        Director                            March 17, 1997
 STUART W. STEDMAN

/s/ RONALD A. ERICKSON       Director                            March 17, 1997
 RONALD A. ERICKSON

/s/ MARK F. WILSON           Director                            March 17, 1997
   MARK F. WILSON

                            CARRIAGE SERVICES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----

AUDITED CONSOLIDATED FINANCIAL
  STATEMENTS:

     Report of Independent Public Accountants....................    24

     Consolidated Balance Sheets as of December 31, 1995
      and 1996...................................................    25

     Consolidated Statements of Operations for the Years Ended
      December 31, 1994, 1995 and 1996...........................    26

     Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1994, 1995 and 1996.......    27

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1994, 1995 and 1996...........................    28

     Notes to Consolidated Financial Statements..................    29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carriage Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 1997

                            CARRIAGE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           DECEMBER 31,
                                       ---------------------
                                         1995        1996
                                       ---------  ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   7,573  $    1,712
     Accounts receivable --
          Trade, net of allowance for
           doubtful accounts of $305
           in 1995 and $530 in
           1996......................      2,637       5,665
          Other......................        505         673
                                       ---------  ----------
                                           3,142       6,338
     Marketable securities, available
      for sale.......................        864          53
     Inventories and other current
      assets.........................      2,106       3,297
                                       ---------  ----------
               Total current
                assets...............     13,685      11,400
                                       ---------  ----------
PROPERTY, PLANT AND EQUIPMENT, at
  cost:
     Land............................      4,416       9,640
     Buildings and improvements......     14,200      31,750
     Furniture and equipment.........      5,365       8,817
                                       ---------  ----------
                                          23,981      50,207
     Less -- accumulated
      depreciation...................     (2,311)     (4,095)
                                       ---------  ----------
                                          21,670      46,112
CEMETERY PROPERTY, at cost...........        496       4,061
NAMES AND REPUTATIONS, net of
  accumulated amortization of $959 in
  1995 and $2,007 in 1996............     22,559      62,568
DEFERRED CHARGES AND OTHER NONCURRENT
  ASSETS.............................      3,336       7,167
                                       ---------  ----------
                                       $  61,746  $  131,308
                                       =========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable................  $   1,041  $    2,192
     Accrued liabilities.............      2,957       3,033
     Current portion of long-term
      debt and obligations under
      capital leases.................      3,215       1,086
                                       ---------  ----------
               Total current
                liabilities..........      7,213       6,311
PRENEED LIABILITIES, net.............        709       3,664
LONG-TERM DEBT, net of current
  portion............................     42,057      42,733
OBLIGATIONS UNDER CAPITAL LEASES, net
  of current portion.................        716         557
DEFERRED INCOME TAXES................      1,900       3,749
                                       ---------  ----------
               Total liabilities.....     52,595      57,014
                                       ---------  ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK...........     --          17,251
STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value,
      50,000,000 shares authorized;
      15,660,000 and none issued and
      outstanding in 1995 and 1996,
      respectively...................        157      --
     Class A Common Stock, $.01 par
      value; 15,000,000 shares
      authorized; none and 3,990,000
      issued and outstanding in 1995
      and 1996, respectively.........     --              40
     Class B Common Stock; $.01 par
      value; 15,000,000 shares
      authorized; 2,520,000 and
      4,502,000 issued and
      outstanding in 1995 and 1996,
      respectively...................         25          45
     Contributed capital.............     15,100      63,966
     Unrealized loss on marketable
      securities, available for
      sale...........................        (36)     --
     Retained deficit................     (6,095)     (7,008)
                                       ---------  ----------
               Total stockholders'
                equity...............      9,151      57,043
                                       ---------  ----------
                                       $  61,746  $  131,308
                                       =========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1994       1995       1996
                                       ---------  ---------  ---------
REVENUES, net
     Funeral.........................  $  17,368  $  22,661  $  37,445
     Cemetery........................      1,036      1,576      2,903
                                       ---------  ---------  ---------
                                          18,404     24,237     40,348
COSTS AND EXPENSES
     Funeral.........................     14,512     18,921     30,641
     Cemetery........................        878      1,326      2,541
                                       ---------  ---------  ---------
                                          15,390     20,247     33,182
                                       ---------  ---------  ---------
     Gross profit....................      3,014      3,990      7,166
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      1,266      2,106      2,474
                                       ---------  ---------  ---------
     Operating income................      1,748      1,884      4,692
INTEREST EXPENSE, net................      2,671      3,684      4,347
                                       ---------  ---------  ---------
     Income (loss) before income
       taxes and extraordinary
       item..........................       (923)    (1,800)       345
PROVISION FOR INCOME TAXES...........         40        694        138
                                       ---------  ---------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM...............................       (963)    (2,494)       207
Extraordinary item -- loss on early
  extinguishment of debt, net of
  income tax benefit of $332.........     --         --           (498)
                                       ---------  ---------  ---------
NET (LOSS)...........................       (963)    (2,494)      (291)
Preferred stock dividend
  requirements.......................     --         --            622
                                       ---------  ---------  ---------
NET (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS.......................  $    (963) $  (2,494) $    (913)
                                       =========  =========  =========
(LOSS) PER SHARE:
     (Loss) per common and common
       equivalent share before
       extraordinary item
       attributable to common
       stockholders..................  $    (.28) $    (.66) $    (.09)
     Extraordinary item..............     --         --           (.10)
                                       ---------  ---------  ---------
     Net (loss) per common and common
       equivalent share attributable
       to common stockholders........  $    (.28) $    (.66) $    (.19)
                                       =========  =========  =========
     Weighted average number of
       common and common equivalent
       shares outstanding............      3,406      3,781      4,869
                                       =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    CONTRIBUTED
                                        NUMBER     PREFERRED    NUMBER     COMMON     CAPITAL     UNREALIZED    RETAINED
                                       OF SHARES     STOCK     OF SHARES   STOCK     (DEFICIT)    GAIN (LOSS)   DEFICIT     TOTAL
                                       ---------   ---------   ---------   ------   -----------   -----------   --------   -------
BALANCE -- DECEMBER 31, 1993.........     --        $ --          2,520     $ 25      $   (13)       $--       $ (2,638)  $(2,626)
Net loss -- 1994.....................     --          --          --         --        --             --           (963)     (963)
Issuance of preferred stock..........      7,160         72       --         --         7,005         --          --        7,077
Unrealized net loss -- available for
  sale securities....................     --          --          --         --        --              (59)       --          (59)
                                       ---------   ---------   ---------   ------   -----------   -----------   --------   -------
BALANCE -- DECEMBER 31, 1994.........      7,160         72       2,520       25        6,992          (59)      (3,601)    3,429
Net loss -- 1995.....................     --          --          --         --        --             --         (2,494)   (2,494)
Issuance of preferred stock..........      8,500         85       --         --         8,108         --          --        8,193
Unrealized net gain -- available for
  sale securities....................     --          --          --         --        --               23        --           23
                                       ---------   ---------   ---------   ------   -----------   -----------   --------   -------
BALANCE -- DECEMBER 31, 1995.........     15,660        157       2,520       25       15,100          (36)       (6,095)    9,151
Net loss -- 1996.....................     --          --          --         --        --             --            (291)     (291)
Issuance of preferred stock..........        555          5       --         --           540         --          --           545
Issuance of common stock.............     --          --          3,947       40       47,942         --          --        47,982
Conversion of preferred stock to
  common stock.......................    (16,045)      (160)      1,980       20          140         --          --         --
Conversion of redeemable preferred
  stock to common stock..............     --          --             39      --           522         --          --           522
Unrealized net gain -- available for
  sale securities....................     --          --          --         --        --               36        --            36
Purchase of treasury stock...........       (170)        (2)      --         --          (339)        --          --          (341)
Exercise of stock options............     --          --              6      --            61         --          --            61
Preferred dividends..................     --          --          --         --        --             --            (622)     (622)
                                       ---------   ---------   ---------   ------   -----------   -----------   --------   -------
BALANCE -- DECEMBER 31, 1996.........     --        $ --          8,492     $ 85      $63,966        $--        $ (7,008)  $57,043
                                       =========   =========   =========   ======   ===========   ===========   ========   =======

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEARS ENDED DECEMBER 31,
                                       ----------------------------------
                                          1994        1995        1996
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)......................  $     (963) $   (2,494) $     (291)
     Adjustments to reconcile net
      (loss) to net cash provided by
      operating activities --
          Depreciation and
             amortization............       1,476       1,948       3,629
          Provision for losses on
             accounts receivable.....         510         488         683
          Loss on early
             extinguishment of debt,
             net of income taxes.....      --          --             498
          Deferred income taxes......         (27)        659          54
     Changes in assets and
      liabilities net of effects from
      acquisitions:
          Increase in accounts
             receivable..............        (708)     (1,125)     (3,440)
          Decrease (increase) in
             inventories and other
             current assets..........         (91)        115        (465)
          Increase in other deferred
             charges.................      --            (144)     (1,146)
          Increase (decrease) in
             accounts payable........        (214)         45       1,151
          Increase (decrease) in
             accrued liabilities.....       1,098       1,461        (403)
          Increase (decrease) in
             preneed liabilities.....          (4)         44          44
                                       ----------  ----------  ----------
               Net cash provided by
                   operating
                   activities........       1,077         997         314
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash
      acquired.......................      (9,073)    (12,191)    (42,707)
     Disposition of businesses
      formerly owned.................      --          --             393
     Purchase of marketable
      securities available for
      sale...........................      (4,417)     (1,795)     --
     Disposal of marketable
      securities available for
      sale...........................      --           5,312         976
     Purchase of property, plant and
      equipment......................      (1,179)     (3,019)     (4,630)
                                       ----------  ----------  ----------
               Net cash used in
                   investing
                   activities........     (14,669)    (11,693)    (45,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt....       7,781      11,563      59,849
     Payments on long-term debt and
      obligations under capital
      leases.........................      (1,705)     (2,273)    (65,925)
     Proceeds from subordinated
      notes..........................         390      --          --
     Proceeds from sale of preferred
      stock..........................       6,992       8,192      --
     Proceeds from issuance of common
      stock..........................      --          --          47,694
     Preferred stock dividends.......      --          --            (622)
     Exercise of stock options.......      --          --              61
     Purchase of treasury stock......      --          --            (341)
     Payment of deferred debt
      charges........................         (45)        (49)       (923)
                                       ----------  ----------  ----------
               Net cash provided by
                   financing
                   activities........      13,413      17,433      39,793
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        (179)      6,737      (5,861)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       1,015         836       7,573
                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $      836  $    7,573  $    1,712
                                       ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Interest paid through issuance
      of new debt....................  $      231  $      644  $   --
                                       ==========  ==========  ==========
     Retirement of debt through
      issuance of stock..............  $   --      $      500  $   --
                                       ==========  ==========  ==========
     Cash interest paid..............  $    2,038  $    3,127  $    4,466
                                       ==========  ==========  ==========
     Retirement of debt through
      disposition of business........  $   --      $   --      $    2,642
                                       ==========  ==========  ==========
     Non-cash consideration for
      acquisitions...................  $   --      $   --      $   25,474
                                       ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:

BUSINESS

     Carriage Services, Inc. (the "Company") was organized under the laws of the State of Delaware on December 29, 1993. The Company owns and operates funeral homes and cemeteries throughout the United States. The Company provides professional services related to funerals and interments at its funeral homes and cemeteries. Prearranged funerals and preneed cemetery property are marketed in the geographic markets served by the Company's locations.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The financial statements include the consolidated financial statements of Carriage Services, Inc. and its subsidiaries. In consolidation, all significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been restated as of the earliest period presented to reflect a one for two reverse stock split as further discussed in Note 7. Certain prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

FUNERAL AND CEMETERY OPERATIONS

     The Company records the sale of funeral merchandise and services upon performance of the funeral service. The Company records the sale of the right of cemetery interment or mausoleum entombment and related merchandise at the time of sale. The cost for cemetery merchandise and services sold, but not yet provided, is accrued as an expense at the same time the cemetery revenue is recognized. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of the Company. Accounts receivable-trade, net consists of approximately $2,546,000 and $4,977,000 of funeral receivables and approximately $91,000 and $688,000 of current cemetery receivables at December 31, 1995 and 1996, respectively. Noncurrent cemetery receivables, those payable after one year, are included in Deferred Charges and Other Noncurrent Assets on the Consolidated Balance Sheets (see Note 3).

PRENEED FUNERAL ARRANGEMENTS

     Preneed funeral sales are effected by deposits to a trust or purchase of a third-party insurance product. Since the Company does not have access to these funds, the sale is not recorded until the service is performed, nor generally, are the related assets and liabilities reflected on the Consolidated Balance Sheets. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed in order to offset inflation in cost to provide the service in the future. The preneed funeral trust assets were approximately $14,934,000 and $36,523,000 at December 31, 1995 and 1996, respectively, which in the opinion of management, exceed the future obligations under such arrangements.

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summary reflects the composition of the assets held in trust to satisfy the Company's future obligations under preneed funeral arrangements:

                                      HISTORICAL      UNREALIZED
                                      COST BASIS      GAIN (LOSS)     FAIR VALUE
                                      -----------     -----------     ----------
                                                    (IN THOUSANDS)
As of December 31, 1995 --
     Cash and cash equivalents......    $10,275          $ --           $10,275
     Fixed income investment
       contracts....................      1,396            --             1,396
     Mutual funds, corporate bonds
       and stocks...................      3,206             57            3,263
                                      -----------     -----------     ----------
          Total.....................    $14,877          $  57          $14,934
As of December 31, 1996
     Cash and cash equivalents......    $16,022          $ --            $16,022
     Fixed income investment
       contracts....................      8,434            --             8,434
     Mutual funds, corporate bonds
       and stocks...................     11,965            102           12,067
                                      -----------     -----------     ----------
          Total.....................    $36,421          $ 102          $36,523

CEMETERY MERCHANDISE AND SERVICE TRUST

     The Company is also generally required by certain states to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by the Company upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recognized in current revenues as trust earnings accrue, net of current period inflation costs recognized related to the merchandise that has not yet been purchased. Merchandise and service trust fund balances, in the aggregate, were approximately $60,000 and $1,134,000 at December 31, 1995, and 1996, respectively, and are included in Preneed Liabilities, net on the accompanying Consolidated Balance Sheets.

PERPETUAL AND MEMORIAL CARE TRUST

     In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to the Company and recognized as revenue upon distribution. The perpetual and memorial care trust assets were approximately $599,000 and $2,002,000 at December 31, 1995 and 1996, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for the Company's cemeteries and mausoleums. The Company does not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying Consolidated Balance Sheets.

DEFERRED OBTAINING COSTS

     Deferred obtaining costs consist of sales commissions and other net direct marketing costs applicable to preneed funeral sales. These costs are deferred and amortized in funeral costs and expenses over 12 years which approximates the expected timing of the performance of the services covered by the preneed funeral contracts. These amounts were not significant prior to 1995 (see Note
3).

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

MARKETABLE SECURITIES

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, and all of the Company's investment securities are classified as available for sale securities. At December 31, 1995 and 1996, the Company had gross unrealized gains of approximately $4,000 and $0 and gross unrealized losses of approximately $40,000 and $0, respectively. The Company does not use derivative financial instruments or participate in hedging activities.

INVENTORY

     Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

NAMES AND REPUTATIONS

     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Names and Reputations. Such amounts are amortized over 40 years. Many of the Company's acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The Company reviews the carrying value of Names and Reputations at least quarterly on a location-by-location basis to determine if facts and circumstances exist which would suggest that this intangible asset may be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the location and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value. At December 31, 1996, no impairment was deemed to have occurred.

     The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," as of January 1, 1996, and such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was minimal in 1994 and 1995 and $162,000 in 1996. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

                                          YEARS
                                        ---------
Buildings and improvements...........   15 to 40
Furniture and fixtures...............    5 to 10
Machinery and equipment..............    5 to 10
Automobiles..........................       5

INCOME TAXES

     The Company files a consolidated U.S. federal income tax return. The Company records deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.

LOSS PER COMMON SHARE

     For 1994 and 1995, the loss per common share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during each period, as calculated pursuant to various SEC pronouncements for companies contemplating an initial public offering (see

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 9). For 1996, loss per share is computed by dividing the net loss after deduction of preferred stock dividends by the weighted average number of common and common equivalent shares outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that carrying value approximates fair value for cash and cash equivalents and marketable equity securities which are designated as available-for-sale. Additionally, the carrying amount of its floating rate credit facility approximates its fair value.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS:

     During 1996, the Company acquired 38 funeral homes and seven cemeteries through the purchase of stock and assets. In 1995, the Company acquired eight funeral homes through the purchase of stock and assets. These transactions have been accounted for utilizing the purchase method of accounting, and the results of operations of the acquired businesses have been included in the results of the Company from the respective dates of acquisition.

     In accordance with APB Opinion 16, purchase prices were allocated to the net assets acquired based on management's estimate of the fair value of the acquired assets and liabilities at the date of acquisition. Many of the Company's acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. As a result, the excess of the consideration paid over the fair value of net tangible and other identifiable intangible assets is allocated to Names and Reputations. Future adjustments to the allocation of the purchase price may be made during the 12 months following the date of acquisition due to resolution of uncertainties existing at the acquisition date, which may include obtaining additional information regarding asset and liability valuations. There were no material purchase price allocation adjustments made during 1994, 1995 or 1996.

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The effect of the above acquisitions on the Consolidated Balance Sheets at December 31, 1995 and 1996 was as follows:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Current Assets.......................  $     291  $   3,532
Cemetery Property....................     --          3,610
Property, Plant and Equipment........      2,727     22,574
Deferred Charges and Other Noncurrent
  Assets.............................        210      1,542
Names and Reputations................      9,349     43,139
Current Liabilities..................        (67)    (1,025)
Debt.................................        (87)    --
Other Liabilities....................       (232)    (5,191)
                                       ---------  ---------
                                          12,191     68,181
Consideration:
Redeemable preferred stock issued....     --        (17,775)
Debt.................................     --         (6,582)
Preferred stock issued...............     --           (555)
Cash acquired in acquisitions........     --           (274)
Common Stock issued..................     --           (288)
                                       ---------  ---------
     Cash used for acquisitions......  $  12,191  $  42,707
                                       =========  =========

     The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during 1995 and 1996 as if such acquisitions had taken place at the beginning of 1995. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated, that have resulted since the respective dates of acquisition or that may result in the future.

                                         1995       1996
                                       ---------  ---------
                                          (UNAUDITED AND
                                          IN THOUSANDS)
Revenues, net........................  $  49,696  $  51,868
(Loss) before income taxes...........     (4,419)    (1,160)
Net (loss) attributable to common
  stockholders.......................     (3,739)    (2,282)
Net (loss) per common and common
  equivalent share...................       (.99)      (.47)

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  DEFERRED CHARGES AND OTHER NONCURRENT ASSETS:

     Deferred charges and other noncurrent assets at December 31, 1995 and 1996 were as follows (in thousands):

                                         1995       1996
                                       ---------  ---------
Agreements not to compete, net of
  accumulated amortization of $1,198
  and $1,722 respectively............  $   2,269  $   3,297
Deferred debt expense, net of
  accumulated amortization of $337
  and $78, respectively..............        492        511
Noncurrent cemetery and notes
  receivable.........................        443      2,114
Deferred obtaining costs, net of
  accumulated amortization of $12 and
  $44, respectively..................        132      1,245
                                       ---------  ---------
                                       $   3,336  $   7,167
                                       =========  =========

     The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to 10 years. Deferred debt expense is being amortized over the term of the related debt. Noncurrent cemetery receivables result from the multi-year payment terms in the underlying contracts. These cemetery receivables are recorded net of allowances for customer cancellations, refunds and bad debts.

4.  LONG-TERM DEBT:

     The Company's long-term debt consisted of the following at December 31 (in thousands):

                                         1995       1996
                                       ---------  ---------
Credit Facility, unsecured floating
  rate $75 million line, interest is
  due on a quarterly basis at prime
  to prime plus .25% or at the
  applicable eurodollar rate plus
  .75% to 2.0% (weighted average
  interest rate was 7.17% at December
  31, 1996), matures in September,
  1999...............................  $  --      $  36,500
Notes payable, secured by deeds of
  trust and security agreements
  covering certain real property,
  bearing interest rates of 7.31% to
  9.75%. Notes were repaid on August
  14, 1996...........................     36,316     --
Subordinated notes payable to
  stockholder, with interest at a
  predetermined rate plus 3% which is
  subject to adjustment under certain
  conditions. Interest is payable in
  the form of cash if certain
  conditions are met, otherwise
  interest is paid in the form of
  additional subordinated notes
  issued annually. Notes were repaid
  on August 14, 1996.................      7,016     --
Acquisition debt.....................     --          6,395
Other................................      1,542        574
Less -- Current portion..............     (2,817)      (736)
                                       ---------  ---------
                                       $  42,057  $  42,733
                                       =========  =========

     In conjunction with the closing of the initial public offering (the
"IPO") in August 1996, the Company entered into a new floating rate $75 million credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility contains provisions regarding minimum net worth and cash flow leverage ratio (as defined), as well as other financial covenants. The Credit Facility also contains restrictions regarding other borrowings, payment of dividends, capital expenditures and acquisitions. The Company was in compliance with all covenants at December 31, 1996. In August 1996, the Company repaid a majority of the Company's outstanding indebtedness with the proceeds from the issuance of its Class A Common Stock in connection with the Company's IPO (see Note 7) and utilization of the Credit Facility. In connection with repayment of debt, the Company recognized an extraordinary loss of approximately $498,000, net of

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

income tax benefit of approximately $332,000 for the write-off of the deferred loan costs associated with the early retirement of debt. At February 28, 1997, approximately $64 million was outstanding under the Credit Facility.

     Acquisition debt primarily consists of deferred purchase price, seller held debt and subordinated notes bearing interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from 10 to 15 years.

     The aggregate maturities of long-term debt for the year ended December 31, 1997 and for the subsequent four years, are approximately $736,000, $463,000, $37,758,000, $477,000, $507,000, respectively and $3,528,000 thereafter.

5.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $734,000, $951,000 and $924,000 for 1994, 1995 and 1996, respectively.

     Assets acquired under capital leases are included in property, plant and equipment on the accompanying Consolidated Balance Sheets.

     At December 31, 1996 minimum lease payments were as follows:

                                        MINIMUM LEASE PAYMENTS
                                        -----------------------
                                        OPERATING      CAPITAL
                                         LEASES         LEASES
                                        ---------      --------
                                            (IN THOUSANDS)
Years ended December 31,
     1997............................    $ 1,038        $   402
     1998............................        994            281
     1999............................        933            155
     2000............................        702             63
     2001............................        646             39
     Thereafter......................      2,282             64
                                        ---------      --------
Total minimum lease payments.........    $ 6,595          1,004
                                        =========
Less: amount representing interest...                        96
                                                       --------
Long-term obligations under capital
  leases.............................                   $   908
                                                       ========

AGREEMENTS AND EMPLOYEE BENEFITS

     The Company has entered into various employment and agreements not to compete with key employees and former owners of businesses acquired. Payments for such agreements are not made in advance. These agreements are generally for one to ten years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the subsequent five years, are approximately $1,118,000, $1,112,000, $1,099,000, $858,000 and $711,000,
respectively and $2,277,000 thereafter. In conformity with industry practice, these agreements are not included in the accompanying Consolidated Balance Sheets.

     The Company sponsors one defined contribution plan for the benefit of its employees. The expense for this plan has not been significant for the periods presented. In addition, the Company does not offer any other post-retirement or post-employment benefits.

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LITIGATION

     The Company is, from time to time, subject to routine litigation arising in the normal course of its business. Management, with the advice of legal counsel, believes that the results of any litigation or other pending legal proceedings will not have a material effect on the Company's consolidated financial position or results of operations.

6.  INCOME TAXES:

     Prior to January 1, 1994, the Company was an S corporation, was not subject to federal income taxes, and instead, the owners were taxed on the Company's income in a manner similar to partnerships. On January 1, 1994, the Company became a C corporation and adopted SFAS No. 109. Accordingly, a charge to income taxes in 1994 for approximately $57,000 was made to establish deferred taxes payable. The Company did not pay any federal taxes in 1994, 1995 or 1996. The provision (benefit) for income taxes for 1994, 1995 and 1996 consisted of:

                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     U. S. Federal...................  $      --  $      --  $      --
     State...........................         10         35         84
                                       ---------  ---------  ---------
          Total current provision....         10         35         84
                                       ---------  ---------  ---------
Deferred:
     U. S. Federal...................        (35)       585         48
     State...........................          8         74          6
                                       ---------  ---------  ---------
          Total deferred (benefit)
             provision...............        (27)       659         54
                                       ---------  ---------  ---------
Provision resulting from change in
  tax status.........................         57         --         --
                                       ---------  ---------  ---------
Total income tax provision...........  $      40  $     694  $     138
                                       =========  =========  =========

     A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for 1994, 1995 and 1996 is as follows:

                                         1994       1995       1996
                                       ---------  ---------  ---------
Federal statutory rate...............      (34.0)%     (34.0)%    34.0%
Effect of state income taxes.........       (2.6)      (6.0)       4.0
Effect of nondeductible expenses.....        6.2        3.9       57.3
Effect of valuation allowance........       30.3       74.7      (55.3)
Effect of change in tax status.......        4.4     --         --
                                       ---------  ---------  ---------
                                             4.3%      38.6%      40.0%
                                       =========  =========  =========

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1995 and 1996 were as follows:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred tax assets:
     Net operating loss
      carryforwards..................  $   1,536  $   2,369
     Reserves not currently
      deductible.....................        117        200
     Accrued liabilities and other...        130        104
     Amortization of non-compete
      agreements.....................        292        387
     Accrued interest not currently
      deductible.....................        190     --
                                       ---------  ---------
                                           2,265      3,060
Valuation allowance..................     (1,517)    (1,442)
                                       ---------  ---------
     Total deferred tax assets.......  $     748  $   1,618
                                       =========  =========
Deferred tax liability:
     Amortization and depreciation...     (2,229)    (5,063)
                                       ---------  ---------
          Total deferred tax
             liabilities.............     (2,229)    (5,063)
                                       =========  =========
Net deferred tax liability...........     (1,481)    (3,445)
                                       =========  =========
Current net deferred asset...........        419        304
Noncurrent net deferred liability....     (1,900)    (3,749)
                                       ---------  ---------
                                       $  (1,481) $  (3,445)
                                       =========  =========

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. At December 31, 1996, the Company has approximately $5,723,000 of federal net operating loss ("NOL") carryforwards which will expire between 2009 and 2011, if not utilized, and $8,700,000 of state NOL carryforwards which will expire between the years 2000 and 2011, if not utilized. As a result of the IPO (see Note 7), there may be a limitation placed on the Company's utilization of its NOL's by
Section 382 of the Internal Revenue Code. The Company reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the NOL's will be realized.

7.  STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING

     On August 8, 1996, the Company completed its IPO of 3,910,000 shares of its Class A Common Stock at $13.50 per share for net proceeds of approximately $48 million, after selling commissions and related expenses of approximately $5 million. The net proceeds of the IPO were used to repay outstanding indebtedness of the Company. In connection with the IPO, the Company performed a recapitalization of its common stock into two classes of common stock (Class A and Class B), provided separate voting rights to each class and converted existing common stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders. The Series A, B and C Preferred Stocks automatically converted into Class B Common Stock upon the closing of the IPO. Series D Preferred Stock remained outstanding after the IPO (see Note 8).

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PREFERRED STOCK

     Prior to the IPO, the Company had four classes of preferred stock outstanding, Series A, B, C and D. The Series A, B and C preferred stocks automatically converted into shares of Class B Common Stock at the effective date of the IPO (August 8, 1996). The Series D preferred stock remains outstanding at December 31, 1996 (see Note 8).

TREASURY STOCK

     During 1996, the Company purchased 170,000 shares of Series B Preferred Stock for total cash consideration of $341,000. Such shares have been canceled.

STOCK OPTION PLANS

     The Company has three stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Nonemployee Director Stock Option Plan (the "Directors' Plan").

     Options granted under the 1995 Plan have a ten-year term. All options granted under the 1995 Plan prior to the IPO vest immediately, while those issued in conjunction with and after the IPO vest over a four-year period at 25% per year. Options issued under this plan prior to the Company's IPO are satisfied with shares of Class B Common Stock, but options issued after that date are satisfied with shares of Class A Common Stock. A total of 400,000 shares are reserved for issuance under the 1995 Plan of which 194,500 were outstanding at December 31, 1996.

     Options granted under the 1996 Plan and the Directors' Plan have ten-year terms and vest 8.33% per year on the first through fourth anniversary dates of the grant date and 16.66% per year on the fifth through eighth anniversary dates of the grant date; provided, however, the options scheduled to vest in years 5-8 from the grant date (i.e., 66 2/3 of the total grant) vest immediately if the average of the daily high and low prices of the Class A Common Stock for 20 consecutive trading days exceeds $27.99 prior to the fourth anniversary of the grant date. A total of 600,000 shares of Class A Common Stock are reserved for issuance under the 1996 Plan and 200,000 shares of Class A Common Stock are reserved for issuance under the Directors' Plan. Options to purchase a total of 560,000 and 95,000 shares of Class A Common Stock were outstanding under the 1996 Plan and Directors' Plan, respectively.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS,
                                              EXCEPT
                                         PER SHARE DATA)
Net (loss) attributable to common
  stockholders
     As reported.....................  $  (2,494) $    (913)
     Pro forma.......................     (2,721)    (1,122)
Net (loss) per common and common
  equivalent share attributable to
  common stockholders:
     As reported.....................       (.66)      (.19)
     Pro forma.......................       (.72)      (.23)

     Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 1996, only non-qualified

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

options and incentive stock options have been issued. The options are granted with an exercise price equal to the then fair market value of the Company's common stock as determined by the Board of Directors.

     A summary of the status of the plans at December 31, 1995 and 1996 and changes during the year ended is presented in the table and narrative below:

                                               YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                             1995                    1996
                                      ------------------      ------------------
                                      SHARES    WTD AVG.      SHARES    WTD AVG.
                                      (000)     EX PRICE      (000)     EX PRICE
                                      ------    --------      ------    --------
Outstanding at beginning of period.     --       $--              50     $ 9.80
Granted............................       50       9.80          818      13.90
Exercised..........................     --        --              (5)     10.43
Canceled...........................     --        --             (13)     10.11
                                      ------                  ------
Outstanding at end of year.........       50       9.80          850      13.74
                                      ------                  ------
Exercisable at end of year.........       50       9.80           74      10.34
                                      ------                  ------
Weighted average fair value of
  options granted..................   $ 4.57                  $ 8.00

     All of the options outstanding at December 31, 1996 have exercise prices between $8.00 and $20.875, with a weighted average exercise price of $13.74 and a weighted average remaining contractual life of 9.7 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.27% and 6.67%; expected dividend yields of 0% and 0%; expected lives of ten years and ten years; expected volatility of 0% and 30.45%.

     During 1996, in fulfillment of a previous contractual obligation, the Company repurchased 106,470 shares of Class B Common Stock from an executive officer of the Company. Concurrently therewith, the Company sold such shares to several members of management at the same price, which price approximated the fair market value of the Company's common stock at the date of contract.

REVERSE STOCK SPLIT

     On July 18, 1996, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation which authorized a one for two reverse stock split. The Consolidated Financial Statements have been restated as if the reverse stock split had occurred at the beginning of the earliest period presented. For each two shares of Class B Common Stock at $.01 par, the stockholder received one share of Class B Common Stock at $.01 par. Upon completion of the IPO, the Series A, B and C Preferred Stocks automatically converted into Class B Common Stock. The number of shares held by each Series A, B and C Preferred stockholder remained the same; however, the conversion prices for Class B Common Stock on those preferred shares doubled in conjunction with the above-mentioned reverse stock split. In addition, the exercise prices on outstanding stock options also doubled related to this reverse stock split, and the number of shares of Class B Common Stock covered by such options decreased by 50%.

8.  REDEEMABLE PREFERRED STOCK:

     The Company has 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which approximately 17,253,000 shares were issued and outstanding at December 31, 1996. The Series D Preferred Stock is convertible at any time into common stock at an initial conversion base price of $13.50 per share through February 28, 1997. Thereafter, the conversion price increases every six months by $1.00 until February 28, 1998 whereupon the conversion price is the average market price for the ten days preceding the date of delivery of notice of conversion on the principal securities market on which the Class A Common Stock is then traded. The holders of Series D Preferred Stock are entitled to receive preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly. Dividends are payable quarterly as long as the stock is outstanding. The Series D Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time during the period commencing with the second anniversary of the

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's IPO (August 8, 1998) and ending December 31, 2001. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     Concurrent with every issuance of Series D Preferred Stock, an irrevocable standby letter of credit, issued by a financial institution and guaranteed by the Company, was given to the holder (or a designated beneficiary) and can be drawn upon if certain events occur, including the following: the Company has failed to pay preferred stock dividends, the Company has failed to redeem the preferred stock shares on the designated mandatory redemption date or a liquidation, dissolution or winding up of affairs of the Company occurs. As of December 31, 1996, letters of credit of approximately $10.0 million were outstanding relative to Series D Preferred Stock. This stock is classified as Redeemable Preferred Stock on the Consolidated Balance Sheets of the Company.

9.  LOSS PER SHARE:

     For 1994 and 1995, the loss per share is calculated based on the weighted average number of common and common equivalent shares outstanding during each year using guidance provided by the SEC for companies that are contemplating an initial public offering. For 1996, loss per share is computed by dividing the net loss, after deduction of preferred stock dividends, by the weighted average number of common and common equivalent shares outstanding. Loss per common and common equivalent share for 1994, 1995 and 1996 was as follows:

                                         1994       1995       1996
                                       ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                    DATA)
Net (loss)...........................  $    (963) $  (2,494) $    (291)
Preferred stock dividend
requirements.........................     --         --            622
                                       ---------  ---------  ---------
Net (loss) attributable to common
stockholders.........................  $    (963) $  (2,494) $    (913)
                                       =========  =========  =========
Common shares outstanding............      2,520      2,520      4,869
Common equivalent shares:
     Stock options, treasury stock
       method(a).....................         23         23     --
     Assumed conversion of preferred
       stock(b)......................        863      1,238     --
                                       ---------  ---------  ---------
Total weighted average common and
  common equivalent shares
  outstanding........................      3,406      3,781      4,869
                                       =========  =========  =========
(Loss) per common and common
  equivalent share before
  extraordinary item attributable to
  common stockholders................  $    (.28) $    (.66) $    (.09)
     Extraordinary item..............     --         --           (.10)
                                       ---------  ---------  ---------
     Net (loss) per common and common
       equivalent share attributable
       to common stockholders........  $    (.28) $    (.66) $    (.19)
                                       =========  =========  =========
Weighted average number of common and
  common equivalent shares
  outstanding (in thousands).........      3,406      3,781      4,869
                                       =========  =========  =========

------------

(a) In accordance with the SEC's Staff Accounting Bulletin No. 83, the loss per share presented assumes that all stock options granted by the Company within one year prior to the Company's IPO were outstanding for 1994 and 1995. The effect of such stock options was calculated using the "treasury stock" method, using the IPO price of $13.50 per share and was included in the calculation of common equivalent shares outstanding despite the fact that the effect of the assumed exercise of such options is anti-dilutive.

(b) Pursuant to the terms of their respective agreements, the Company's Series A, B and C Preferred Stock automatically converted to common stock upon the Company's IPO. Therefore, in accordance with the SEC's position relative to securities with these conversion characteristics, the effect of such conversions was reflected from the respective dates of issuance of the preferred stocks in common equivalent shares outstanding, despite the fact that the effect of the assumed exercise of stock options is anti-dilutive.

                            CARRIAGE SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  EVENTS SUBSEQUENT TO DECEMBER 31, 1996:

ACQUISITIONS

     The Company closed six transactions in January and February of 1997 which included 16 funeral homes and two cemeteries, for total consideration of approximately $55 million. These include CNM, a California corporation which through its subsidiaries owns and operates the ten Wilson & Kratzer funeral homes located in Alameda and Contra Costa Counties, California and the Rolling Hills Memorial Park Cemetery located in Richmond, California. The combined operations of CNM perform 2,100 funerals and 1,470 interments annually.

     The Company issued 19,999,992 shares of Series F Preferred Stock in conjunction with the merger with CNM. These shares are convertible into an aggregate of 1,272,450 shares of Class A Common Stock. Of the issued and outstanding shares, 5,388,315 shares are "designated" meaning they are convertible at $15.00 per share through March 31, 1997. The remaining 14,611,677 shares are convertible at $16.00 per share until January 1, 1998 at which time the conversion price increases to $17.00 per share and increases by $1.00 per share each January 1 thereafter until January 1, 2002 at which time the conversion base price will be equal to the market price of the Class A Common Stock.

The holders of
Series F Preferred Stock are entitled to receive preferential dividends at an annual rate initially of $.04 per share, with the annual rate increasing by 5% per year commencing January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock prior to December 31, 2007.

SERIES D PREFERRED CONVERSION

     As of February 28, 1997, holders of 15,570,616 shares of Series D Preferred Stock have elected to convert their shares into shares of the Company's common stock, leaving 1,682,500 shares of Series D Preferred Stock outstanding.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1995 and 1996 (in thousands, except per share data):

                                      FIRST      SECOND      THIRD      FOURTH
                                      ------     ------     -------     -------
                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1995(1)
Revenues, net.......................  $5,715     $5,786     $ 6,028     $ 6,708
Gross profit........................   1,250        922         862         956
Net (loss)..........................    (331)      (367)       (859)       (937)
Net (loss) per common share.........  $(0.09)    $(0.10)    $ (0.24)    $ (0.21)
  1996(1)
Revenues, net.......................  $7,635     $9,290     $10,145     $13,278
Gross profit........................   1,670      1,719         994       2,783
Income (loss) before extraordinary
  item..............................    (193)      (468)       (414)      1,282
Extraordinary item..................    --         --          (498)      --
Preferred stock dividend
  requirements......................      10         91         250         271
Net income (loss)...................    (203)      (559)     (1,162)      1,011
Net income (loss) per common share:
     Continuing operations..........  $(0.08)    $(0.22)    $ (0.11)    $  0.12
     Extraordinary item.............    --         --         (0.09)      --
                                      ------     ------     -------     -------
          Net income (loss) per
             common share...........  $(0.08)    $(0.22)    $ (0.20)    $  0.12

------------

(1) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to stock transactions which occurred during the periods presented.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

     We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 28, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 1997

                            CARRIAGE SERVICES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

==============================================================================================
                                            BALANCE     CHARGED TO                   BALANCE
                                           BEGINNING    COSTS AND                     END OF
              DESCRIPTION                   OF YEAR      EXPENSES     DEDUCTIONS       YEAR
----------------------------------------------------------------------------------------------
Year ended December 31, 1994:
     Allowance for bad debts and
       contract cancellations...........     $ 196        $  510        $  501        $  205
Year ended December 31, 1995:
     Allowance for bad debts and
       contract cancellations...........     $ 205        $  488        $  388        $  305
Year ended December 31, 1996:
     Allowance for bad debts and
       contract cancellations...........     $ 305        $  683        $  458        $  530

                                       43