Form 10-Q
period 1997-03-31
CARRIAGE SERVICES INC
filed 1997-05-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX 77056
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 556-7400

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of May 2, 1997 was 5,136,111 and 5,356,650, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX
                                                                          PAGE
PART I - FINANCIAL INFORMATION
     ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
              December 31, 1996 and March 31, 1997 ...................    3

         Consolidated Statements of Operations for the
              Three Months Ended March 31, 1996 and 1997 .............    4

         Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1996 and 1997 .............    5

         Notes to Consolidated Financial Statements ..................    6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........    9

PART II - OTHER INFORMATION

     ITEM 2   CHANGES IN SECURITIES ..................................   14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................   14

Signature ............................................................   15

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the Company's ability to sustain its rapid acquisition rate, to manage the growth and to obtain adequate performance from acquired businesses; the economy and financial market conditions, including stock prices, interest rates and credit availability; and death rates and competition in the Company's markets.

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          December 31, March 31,
                                                                          ----------------------
                                                                             1996        1997
                                                                          ---------    ---------
                     ASSETS                                                           (unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents .......................................   $   1,712    $   2,727
      Accounts receivable --
           Trade, net of allowance for doubtful accounts of $530 in
                1996 and $836 in 1997 .................................       5,665        7,334
           Other ......................................................         673        1,651
                                                                          ---------    ---------
                                                                              6,338        8,985
      Marketable securities, available for sale .......................          53           53
      Inventories and other current assets ............................       3,297        4,356
                                                                          ---------    ---------
                Total current assets ..................................      11,400       16,121
                                                                          ---------    ---------
 PROPERTY, PLANT AND EQUIPMENT, at cost:
      Land ............................................................       9,640       15,769
      Buildings and improvements ......................................      31,750       41,876
      Furniture and equipment .........................................       8,817       10,688
                                                                          ---------    ---------
                                                                             50,207       68,333
      Less - accumulated depreciation .................................      (4,095)      (4,778)
                                                                          ---------    ---------
                                                                             46,112       63,555
 CEMETERY PROPERTY, at cost ...........................................       4,061       22,748
 NAMES AND REPUTATIONS, net of accumulated
      amortization of $2,007 in 1996 and $2,521 in 1997 ...............      62,568       87,740
 DEFERRED CHARGES AND OTHER NONCURRENT ASSETS .........................       7,167       12,570
                                                                          ---------    ---------
                                                                          $ 131,308    $ 202,734
                                                                          =========    =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and other current liabilities ...................   $   2,192    $   4,337
     Accrued liabilities ..............................................       3,033        3,095
     Current portion of long-term debt and obligations under capital
          leases ......................................................       1,086        1,564
                                                                          ---------    ---------
               Total current liabilities ..............................       6,311        8,996

PRENEED LIABILITIES, net ..............................................       3,664        7,045
LONG-TERM DEBT, net of current portion ................................      42,733       74,171
OBLIGATIONS UNDER CAPITAL LEASES, net of current portion ..............         557          484
DEFERRED INCOME TAXES .................................................       3,749       10,522
                                                                          ---------    ---------
               Total liabilities ......................................      57,014      101,218
                                                                          ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK ............................................      17,251       16,287
STOCKHOLDERS' EQUITY:
     ClassA Common Stock, $.01 par value; 15,000,000 shares authorized;
          3,942,000 and 5,051,000 issued
          and outstanding in 1996 and 1997, respectively ..............          40           50
     Class B Common Stock; $.01 par value; 15,000,000 shares
          authorized; 4,502,000 and 5,357,000 issued and outstanding in          45           54
          1996 and 1997, respectively
     Contributed capital ..............................................      63,966       90,670
     Retained deficit .................................................      (7,008)      (5,545)
                                                                          ---------    ---------
               Total stockholders' equity .............................      57,043       85,229
                                                                          ---------    ---------
                                                                          $ 131,308    $ 202,734
                                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                             1996         1997
                                                           --------     --------
REVENUES, net
     Funeral ..........................................    $  7,125     $ 15,288
     Cemetery .........................................         510        2,701
                                                           --------     --------
                                                              7,635       17,989
COSTS AND EXPENSES
     Funeral ..........................................       5,581       10,620
     Cemetery .........................................         384        2,226
                                                           --------     --------
                                                              5,965       12,846
                                                           --------     --------
     Gross profit .....................................       1,670        5,143
GENERAL AND ADMINISTRATIVE EXPENSES ...................         549        1,021
                                                           --------     --------
     Operating income .................................       1,121        4,122
INTEREST EXPENSE, net .................................       1,183        1,154
                                                           --------     --------
     Income (loss) before income taxes ................         (62)       2,968
PROVISION FOR INCOME TAXES ............................         131        1,143
                                                           --------     --------
NET INCOME (LOSS) .....................................        (193)       1,825
Preferred stock dividend requirements .................          10          181
                                                           --------     --------
NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS ..............................    $   (203)    $  1,644
                                                           ========     ========

INCOME (LOSS) PER SHARE:
     Net income (loss) per common and common
          equivalent share attributable to common
          stockholders ................................    $   (.05)    $    .16
                                                           ========     ========
Weighted average number of common and common
     equivalent shares outstanding ....................       4,507       10,586
                                                           ========     ========
   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SEAVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                            For the three months
                                                                                                                ended March 31,
                                                                                                       ----------------------------
                                                                                                          1996               1997
                                                                                                       --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................................................           $   (203)           $  1,825
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
     Depreciation and amortization .........................................................                822               1,563
     Provision for losses on accounts receivable ...........................................                 46                 270
     Deferred income taxes .................................................................                 52                 445
     Changes in assets and liabilities net of effects from acquisitions:
          Increase in accounts receivable ..................................................               (232)             (1,233)
          Increase in other deferred charges ...............................................               (328)               (319)
          Increase (decrease) in accounts payable and other current
               liabilities .................................................................               (358)              1,442
          Decrease in accrued liabilities ..................................................               (217)               (895)
     Other, net ............................................................................                 40                (318)
                                                                                                       --------            --------
               Net cash provided by (used in) operating activities .........................               (378)              2,780

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired .......................................................             (8,524)            (33,437)
  Purchase of property, plant and equipment ................................................             (4,188)             (1,242)
  Other, including disposition of assets ...................................................                569               1,607
                                                                                                       --------            --------
               Net cash used in investing activities .......................................            (12,143)            (33,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .............................................................              7,467              31,969
  Payments on long-term debt and obligations under capital leases ..........................               --                  (327)
  Proceeds from sale of preferred stock ....................................................              3,785                --
  Payment of preferred stock dividends .....................................................               --                  (363)
  Exercise of stock options ................................................................               --                    28
  Payment of deferred debt charges .........................................................                (34)               --
                                                                                                       --------            --------
               Net cash provided by financing activities ...................................             11,218              31,307
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................................................             (1,303)              1,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................              7,573               1,712
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................           $  6,270            $  2,727
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid through issuance of new debt ...............................................           $    825            $   --
                                                                                                       ========            ========
  Cash interest paid .......................................................................           $    970            $    889
                                                                                                       ========            ========
  Non-cash consideration for acquisitions ..................................................           $    298            $ 25,571
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

     The information for the three months ended March 31, 1996 and 1997 is unaudited, but in the opinion of management, reflects all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction therewith.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

2.   ACQUISITIONS

     During the three months ended March 31, 1997, the Company purchased 22 funeral homes and two cemeteries. Nine funeral homes were acquired during the three months ended March 31, 1996. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

     The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:
                                                                March 31,
                                                         ----------------------
                                                           1996          1997
                                                         --------      --------
                                                             (in thousands)
Current Assets .....................................     $    398      $  6,997
Cemetery Property ..................................         --          18,845
Property, Plant and Equipment ......................        5,294        17,755
Deferred Charges and Other Noncurrent Assets .......          240           400
Names and Reputations ..............................        7,665        25,685
Current Liabilities ................................          (89)       (4,119)
Other Liabilities ..................................         (669)       (6,555)
                                                         --------      --------
                                                           12,839        59,008
Redeemable Preferred Stock issued ..................        4,315        20,000
Common Stock issued ................................         --           5,571
                                                         --------      --------
     Cash used for acquisitions ....................     $  8,524      $ 33,437
                                                         ========      ========

     The following table represents, on an unaudited pro forma basis, the combined operations of the Company and the above noted acquisitions, as if such acquisitions had occurred as of January 1, 1996. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions; however, these unaudited pro forma results are based on the acquired businesses' historical financial results and do not assume any additional profitability resulting from the application of the Company's revenue enhancement measures or cost reduction programs to the historical results of the acquired businesses. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.
                                                             Three months ended
                                                                   March 31,
                                                            --------------------
                                                              1996        1997
                                                            --------    --------
                                                               (Unaudited and
                                                                in thousands)
Revenues, net ...........................................   $ 11,410    $ 18,999
Net income (loss) before income taxes ...................       (405)      2,959
Net income (loss) attributable to common stockholders ...       (253)      1,639
Income (loss) per common and common equivalent share ....       (.06)        .15

3.   DEBT

     In August 1996, the Company entered into a credit facility (the "Credit Facility") for a $75 million revolving line of credit. The Credit Facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. As of March 31, 1997, $63.8 million was outstanding under the line of credit with a weighted average interest rate of 7.16%.

4.   RECENT ACCOUNTING STANDARD

     In 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using FAS 128.

                                                              Three months ended
                                                                    March 31,
                                                              ------------------
                                                                1997      1997
                                                              (basic)  (diluted)
                                                              -------    -------
Pro forma earnings per share:
   Net income ............................................    $ 1,825    $ 1,825
   Series D preferred stock dividends ....................        181       --
   Series F preferred stock dividends ....................        181       --
                                                              -------    -------
   Net income attributable to common stockholders ........    $ 1,463    $ 1,825

   Total weighted average number of common and common
      equivalent shares outstanding ......................      9,072     11,454
                                                              =======    =======
   Pro forma earnings per share ..........................    $   .16    $   .16
                                                              =======    =======

Pro forma earnings per share for the three months ended March 31, 1996 has not been presented due to pending SEC guidance on the application of FAS 128.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed in 1991 in order to take advantage of the attractive fundamentals in and significant opportunities to consolidate the death care industry. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries, for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company intentionally took a disciplined, deliberate approach to acquisitions that allowed management the time to integrate early acquisitions, to develop and implement systems, including operational procedures, administrative policies, financial systems and related controls, and to promote a decentralized service culture.

     Management believes that the Company's focus on controlled growth while implementing operational and administrative systems and related controls to effectively manage a highly decentralized management structure positioned it to pursue an accelerated growth strategy beginning in late 1995. The Company significantly expanded its corporate development and acquisition activities in 1996 and early 1997, thus requiring additions to the corporate infrastructure. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. During the first 3 months of 1997, the Company acquired 22 funeral homes and two cemeteries for an aggregate consideration of approximately $59 million.

     Upon acquisition, the operations team focuses on increasing historic operating income by improving the merchandising approach, pricing structure and marketing strategy of acquired businesses. These enhancements, complemented by discounts from consolidated purchasing, generally result in improved margins of the acquired businesses within the first 12 months following acquisition.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1996 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

         FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 1996 compared to the three months ended March 31, 1997.
                                          Three Months Ended
                                              March 31,          Change
                                          -----------------   ----------------
                                           1996      1997      Amount   Percent
                                          -------   -------   -------    -----
                                                   (dollars in thousands)
Net revenues:
          Existing operations .........   $ 6,701   $ 6,617   $   (84)    (1.3)%
          Acquired operations .........       424     8,671     8,247        *
                                          -------   -------   -------    -----
                    Total net revenues    $ 7,125   $15,288   $ 8,163    114.6%
                                          =======   =======   =======    =====

                                          Three Months Ended
                                               March 31,          Change
                                          -----------------   ----------------
                                            1996     1997     Amount   Percent
                                          -------   -------   -------    -----
                                                   (dollars in thousands)
Gross profit:
  Existing operations .................   $ 1,519   $ 1,712   $   193     12.7%
  Acquired operations .................        25     2,956     2,931        *
                                          -------   -------   -------    -----
            Total gross profit ........   $ 1,544   $ 4,668   $ 3,124    202.3%
                                          =======   =======   =======    =====
*  Not meaningful.

     Due to the rapid growth of the Company, "existing operations" for the quarter ended March 31, 1997 represented only 43% of the total funeral revenues and only 37% of the total funeral gross profit. Total funeral net revenues for the three months ended March 31, 1997 increased $8.2 million or 114.6% over the three months ended March 31, 1996. The higher net revenues reflect an increase of $8.2 million in net revenues from acquired operations and a decrease in net revenues of $84,000 or 1.3% from existing operations. The decrease in net revenues for the existing operations primarily resulted from fewer funeral services being performed, which was partially offset by an increase in the average revenue per funeral service. Fewer services were performed in 1997 primarily due to unusual, temporary circumstances at four existing locations. Excluding the results at these four locations, net revenues at existing funeral home locations in the first quarter of 1997 increased 5% over the same period in 1996. Management of the Company has taken actions which are expected to improve the operating results at these locations.

     Total funeral gross profit for the three months ended March 31, 1997 increased $3.1 million or 202.3% over the comparable three months of 1996. The higher total gross profit reflected an increase of $2.9 million from acquired operations and an increase of $193,000 or 12.7% from existing operations. Excluding the results of the four locations mentioned above, gross profit for existing locations increased by $403,000 or 33.2%. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy, which were partially offset by lower revenues. Total gross margin increased from 21.7% for the first quarter of 1996 to 30.5% for the first quarter of 1997 due to these factors. Included in the 30.5% gross margin for 1997 is a gain of the sale of property of $276,000, the exclusion of which would reduce funeral gross margin to 28.7% for the first quarter of 1997.

         CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 1996 compared to the three months ended March 31, 1997.

                       Three Months Ended
                            March 31,                         Change
                   ----------------------------    -----------------------------
                      1996            1997           Amount           Percent
                   ------------    ------------    ------------     ------------
                                      (dollars in thousands)

Total net revenues $      510      $    2,701      $    2,191            429.6%
                   ============    ============    ============
Total gross profit $      126      $      475      $      349            277.0%
                   ============    ============    ============

     Due to the rapid growth of the Company, "existing operations" for the quarter ended March 31, 1997 represented less than 12% of the cemetery revenues and gross profit as the Company had only three cemeteries in operation at the end of the first quarter of 1996 versus 12 at the end of the first quarter of 1997. As a result, the Company does not believe it is meaningful to present the results for "existing" and "acquired" operations separately. Total cemetery net revenues for the three months ended March 31, 1997 increased $2.2 million or 429.6% over the three months ended March 31, 1996 and total cemetery gross profit increased $349,000 or 277.0% over the comparable three months of 1996. These increases were due primarily to the Company's acquisition of the Rolling Hills cemetery as part of the CNM Group acquisition in January 1997. Total gross margin decreased from 24.7% for the first quarter of 1996 to 17.6% for the first quarter of 1997. The decrease in gross margin primarily resulted from major management changes at some of the Company's cemeteries. During late 1996 and early 1997, the Company reorganized and refocused its cemetery sales and management organizations which affected sales and margins at its cemeteries.

     OTHER

     General and administrative expenses for the three months ended March 31, 1997 increased $472,000 over the first quarter of 1996 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 7.2% for the first quarter of 1996 to 5.7% for the comparable period of 1997, reflecting economies of scale realized by the Company as the expenses were spread over a larger operations revenue base.

     Interest expense for the three months ended March 31, 1996 decreased $29,000 over the first quarter of 1996. The decrease was primarily attributable to the Company's utilization of the net proceeds from its initial public offering of common stock (the "IPO") and borrowings under a new credit facility to repay its outstanding indebtedness in August 1996. The new credit facility reflects substantially improved terms and reduced interest costs compared to the previous arrangements.

     During 1996, the Company issued approximately $18 million of Series D Redeemable Preferred Stock to fund a portion of its acquisition program. Dividends on the majority of this preferred stock range from 6% - 7% per annum. The majority of this preferred stock converted into common stock during the first quarter of 1997. During the first quarter of 1997, the Company issued approximately $20 million of Series F Redeemable Preferred Stock. Dividends on this preferred stock are currently 4% per annum. The Series F Redeemable Preferred Stock is considered a common stock equivalent for purposes of computing primary earnings per share. Therefore, only the dividends on the Series D preferred stock of $181,000 are deducted from net income in determining net income attributable to common stockholders.

     For the first quarter of 1997, the Company provided for income taxes using the federal and state rates anticipated for the full year of approximately 38.5%. This rate includes a 4.5% net benefit for utilization of prior year net operating losses net of other tax reserves. Excluding the 4.5% net benefit, the Company is providing for state and federal income taxes at a rate of 43%. For the first quarter of 1996, the Company experienced a net operating loss. The tax benefits associated with this net operating loss carryforward were reserved. The Company continues to analyze the benefits associated with these losses and will adjust the recorded valuation allowance as appropriate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $2.7 million at March 31, 1997, representing an increase of $1.0 million from December 31, 1996. For the three months ended March 31, 1997, cash provided by operations was $2.8 million as compared to cash used in operations of $378,000 for the three months ended March 31, 1996. The increase in net cash provided by operating activities was principally due to an increase in income from operations, which was partially offset by an increase in accounts receivable. Cash used in investing activities was $33.1 million for the three months ended March 31, 1997 compared to $12.1 million for the first three months of 1996, due primarily to the significant increase in acquisitions. In the first three months of 1997, cash flow provided by financing activities amounted to approximately $31.3 million, primarily due to proceeds from long term debt which were used to fund acquisitions.

     Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of preferred stock. As of December 31, 1996, the Company had 17,253,616 shares of Series D Preferred Stock issued and outstanding, of which 1,200,000 shares were convertible into Class A Common Stock and 16,053,116 shares were convertible into Class B Common Stock. During the first three months of 1997, holders of 15,570,616 shares of Series D Preferred Stock elected to convert their shares into 88,888 shares of Class A and 1,064,481 shares of Class B Common Stock leaving 1,682,500 shares of Series D Preferred Stock outstanding at March 31, 1997, all of which are convertible into Class B Common Stock at a current conversion rate of $14.50 per share. The holders of Series D Preferred Stock are entitled to receive annual cash dividends of $.06 - $.07 per share depending upon when such shares were issued. Commencing on the second anniversary of the completion of the Company's IPO, the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     In conjunction with the closing of the IPO, the Company entered into a new Credit Facility (the "Credit Facility") which provides for a $75 million revolving line of credit with both LIBOR and base rate interest options. The Credit Facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios, which may effectively limit the Company's borrowing capacity. The Company believes that it was in compliance with all financial covenants and ratios at March 31, 1997. As of March 31, 1997, $63.8 million was outstanding under the line of credit with an average effective interest rate of 7.16%.

     In August 1996, the Company used the proceeds from the IPO along with funding from the new Credit Facility to pay down all previously existing debt from Provident Services, Inc., Texas Commerce Bank N.A., and C. Byron Snyder (one of the Company's directors). In connection with the repayment of this debt, the Company recognized an extraordinary charge of approximately $498,000, net of income tax benefit of approximately $332,000 to reflect the write-off of the deferred loan costs associated with the early retirement of debt.

     The Company issued 378,671 shares of Class A Common Stock and approximately 20,000,000 shares of Series F Preferred Stock and paid $29 million in cash to fund acquisitions during the three months ended March 31, 1997. As of March 31, 1997, 5,388,315 shares of Series F Preferred Stock were converted into 359,221 shares of Class A Common Stock. The remaining outstanding 14,611,677 shares of Series F Preferred Stock are convertible into 913,229 shares of Class A Common Stock based on current exercise prices. The holders of the Series F Preferred Stock are entitled to receive cash dividends at the annual rate initially of $.04 per share, with the annual rate increasing by 5% per year commencing January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $0.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock prior to December 31, 2007.

     The balance outstanding under the $75 million Credit Facility as of April 30, 1997 was $64.8 million. The Company has held discussions with various financial institutions that lead it to believe that it has the ability to significantly increase the amount available under the Credit Facility or obtain a replacement facility. The Company intends to fund future acquisitions through borrowings under its Credit Facility and additional issuances of Class A Common Stock or additional preferred stock. As of April 30, 1997, the Company had letters of intent for acquisitions involving an aggregate purchase price of approximately $9 million. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions. The Company has budgeted $125 million for its acquisition program in 1997 of which $62 million has been spent as of April 30, 1997.

     The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $5 million of capital expenditures during 1997, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for the remainder of 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

     Although the death care business is relatively stable and fairly predictable, the Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

     Inflation has not had a significant impact on the results of operations of the Company.

PART II -- OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

     From January 1, 1997 through March 31, 1997, the Company sold an aggregate of 378,671 shares of Class A Common Stock, valued at market prices, to the former owners of acquired funeral homes and cemeteries. Consideration for such shares consisted of ownership interests in funeral home and cemetery businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

     On January 7, 1997, the Company sold 19,999,992 shares of Series F Preferred Stock, valued at $1.00 per share, to the former owners of acquired funeral homes and cemeteries. Consideration for such shares consisted of ownership interests in funeral home and cemetery businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 -- Amendment No. 1 to the Loan Agreement by and among the Company and NationsBank of Texas, N.A., Provident Services, Inc. and Bank One Texas, N.A. dated August 13, 1996.

     11.1 -- Statement regarding computation of per share earnings

     27.1 -- Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 21, 1997 with respect to its merger with the CNM Group on January 7, 1997. The Company also filed a Current Report on Form 8-K/A on March 14, 1997 to include in the Form 8-K filed on January 21, 1997 the financial statements and pro forma financial information required by Item 7.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          CARRIAGE SERVICES, INC.


MAY 14, 1997                              /S/THOMAS C. LIVENGOOD
Date                                         Thomas C. Livengood, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             Officer and Duly Authorized
                                             Officer)
                                       15