Form 10-Q
period 1997-06-30
CARRIAGE SERVICES INC
filed 1997-08-14
CIK 1016281

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                  FORM 10-Q

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             76-0423828
      (State or other jurisdiction
    of incorporation or organization)      (I.R.S. Employer Identification No.)

        1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX        77056
          (Address of principal executive offices)       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 556-7400

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]   No [X]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of July 29, 1997 was 5,326,806 and 5,183,608, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1997 .........................        3

      Consolidated Statements of Operations for the
         Three Months Ended June 30, 1996 and 1997 and the
         Six Months Ended June 30, 1996 and 1997 .....................        4

      Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1996 and 1997 .....................        5

      Notes to Consolidated Financial Statements .....................        6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............        9

PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES ....................................       15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................       15

Signature ............................................................       16

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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       December 31,   June 30,
                                                           1996         1997
                                                        ----------   ----------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................  $    1,712   $    1,873
  Accounts receivable --
     Trade, net of allowance for doubtful
       accounts of $530 in 1996 and $798
       in 1997 .......................................       5,665        7,847
     Other ...........................................         673        1,394
                                                        ----------   ----------
                                                             6,338        9,241
     Inventories and other current assets ............       3,350        4,564
                                                        ----------   ----------
          Total current assets .......................      11,400       15,678
                                                        ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $4,095 in 1996 and
  $5,555 in 1997 .....................................      46,112       67,537
CEMETERY PROPERTY, at cost ...........................       4,061       22,995
NAMES AND REPUTATIONS, net of accumulated amortization
  of $2,007 in 1996 and $3,101 in 1997 ...............      62,568       92,636
DEFERRED CHARGES AND OTHER NONCURRENT ASSETS .........       7,167       13,118
                                                        ----------   ----------
                                                        $  131,308   $  211,964
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other current liabilities .....  $    5,225   $    6,451
  Current portion of long-term debt and
    obligations under capital leases .................       1,086        1,354
                                                        ----------   ----------
          Total current liabilities ..................       6,311        7,805

PRENEED LIABILITIES, net .............................       3,664        7,637
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, net of current portion .....................      43,290       80,599
DEFERRED INCOME TAXES ................................       3,749       11,634
                                                        ----------   ----------
          Total liabilities ..........................      57,014      107,675
                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK ...........................      17,251       16,286
STOCKHOLDERS' EQUITY:
     Class A Common Stock, $.01 par value;
       40,000,000 shares authorized; 3,942,000
       and 5,277,000 issued and outstanding at
       December 31, 1996 and June 30, 1997,
       respectively ..................................          40           53
     Class B Common Stock; $.01 par value;
       10,000,000 shares authorized; 4,502,000
       and 5,234,000 issued and outstanding at
       December 31, 1996 and June 30, 1997,
       respectively ..................................          45           52
     Contributed capital .............................      63,966       92,128
     Retained deficit ................................      (7,008)      (4,230)
                                                        ----------   ----------
          Total stockholders' equity .................      57,043       88,003
                                                        ----------   ----------
                                                        $  131,308   $  211,964
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   For the three months          For the six months
                                                      ended June 30,               ended June 30,
                                               ---------------------------  ---------------------------
                                                   1996           1997          1996           1997
                                               ------------   ------------  ------------   ------------
REVENUES, net
     Funeral ................................  $      8,523   $     15,631  $     15,648   $     30,919
     Cemetery ...............................           767          3,430         1,277          6,131
                                               ------------   ------------  ------------   ------------
                                                      9,290         19,061        16,925         37,050
COSTS AND EXPENSES
     Funeral ................................         6,873         11,526        12,454         22,146
     Cemetery ...............................           698          2,532         1,082          4,758
                                               ------------   ------------  ------------   ------------
                                                      7,571         14,058        13,536         26,904
                                               ------------   ------------  ------------   ------------
     Gross profit ...........................         1,719          5,003         3,389         10,146
GENERAL AND ADMINISTRATIVE EXPENSES .........           606          1,166         1,155          2,187
                                               ------------   ------------  ------------   ------------
     Operating income .......................         1,113          3,837         2,234          7,959
INTEREST EXPENSE, net .......................         1,461          1,416         2,644          2,570
                                               ------------   ------------  ------------   ------------
     Income (loss) before income taxes ......          (348)         2,421          (410)         5,389
PROVISION FOR INCOME TAXES ..................           120            932           251          2,075
                                               ------------   ------------  ------------   ------------
NET INCOME (LOSS) ...........................          (468)         1,489          (661)         3,314

Preferred stock dividend requirements .......            91             29           101            210
                                               ------------   ------------  ------------   ------------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS .......................  $       (559)  $      1,460  $       (762)  $      3,104
                                               ============   ============  ============   ============
INCOME (LOSS) PER SHARE:
     Net income (loss) per common and
       common equivalent share
       attributable to common
       stockholders .........................  $       (.12)  $        .13  $       (.17)  $        .28
                                               ============   ============  ============   ============
Weighted average number of common
  and common equivalent shares outstanding ..         4,516         11,636         4,512         11,110
                                               ============   ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
                                                          For the six months
                                                            ended June 30,
                                                        -----------------------
                                                           1996         1997
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................  $     (661)  $    3,314
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities --
     Depreciation and amortization ...................       1,389        4,170
     Provision for losses on accounts receivable .....         143          154
     Deferred income taxes ...........................         166        1,518
     Changes in assets and liabilities net of
       effects from acquisitions:
          Increase in accounts receivable ............        (256)      (1,301)
          Increase in other deferred charges .........        (242)        (697)
          Increase in accounts payable and other
            current liabilities ......................         343          116
     Other, net ......................................        (417)      (1,381)
                                                        ----------   ----------
              Net cash provided by
                operating activities .................         465        5,893

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired .................     (24,415)     (39,226)
  Purchase of property, plant and equipment ..........      (2,004)      (3,451)
  Other, including disposition of assets .............       1,297        1,686
                                                        ----------   ----------
               Net cash used in
                 investing activities ................     (25,122)     (40,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .......................      23,772       36,434
  Payments on long-term debt and obligations
    under capital leases .............................      (1,777)        (709)
  Payment of preferred stock dividends ...............        (101)        (537)
  Exercise of stock options ..........................          10           71
  Purchase of treasury stock .........................        (330)        --
                                                        ----------   ----------
               Net cash provided by
                 financing activities ................      21,574       35,259
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      (3,083)         161
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....       7,573        1,712
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........  $    4,490   $    1,873
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid through issuance of new debt .........  $      825   $     --
                                                        ==========   ==========
  Cash interest paid .................................  $    2,399   $    2,137
                                                        ==========   ==========
  Preferred and common stock issued in
    connection with acquisitions .....................  $    9,100   $   27,010
                                                        ==========   ==========
  Retirement of debt through disposition of business .  $    2,642   $     --
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

   The information for the three and six months ended June 30, 1996 and 1997 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction therewith.


2. ACQUISITIONS

   During the six months ended June 30, 1997, the Company purchased 26 funeral homes and two cemeteries. 24 funeral homes and four cemeteries were acquired during the six months ended June 30, 1996. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                               June 30,
                                                      -------------------------
                                                         1996           1997
                                                      ----------     ----------
                                                            (in thousands)
Current Assets, net of cash acquired .............    $    2,857     $    7,347
Cemetery Property ................................         1,927         18,845
Property, Plant and Equipment ....................        15,104         20,388
Deferred Charges and Other Noncurrent Assets .....           500            550
Names and Reputations ............................        17,344         31,162
Current Liabilities ..............................        (1,293)          (560)
Other Liabilities ................................        (2,924)       (11,496)
                                                      ----------     ----------
     Total Acquisitions ..........................        33,515         66,236

Redeemable Preferred Stock issued ................         8,545         20,000
Preferred Stock issued ...........................           555           --
Common Stock issued ..............................          --            7,010
                                                      ----------     ----------
     Cash used for acquisitions ..................    $   24,415     $   39,226
                                                      ==========     ==========

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

                                                     Six months ended June 30,
                                                    ---------------------------
                                                       1996             1997
                                                    ----------       ----------
                                                    (Unaudited and in thousands)
Revenues, net .................................     $   37,554       $   39,395
Net income (loss) before income taxes .........           (913)           5,382
Net income (loss) attributable to
  common stockholders .........................           (549)           3,100
Income (loss) per common and common
  equivalent share ............................           (.13)             .26

3. DEBT

   In August 1996, the Company entered into a credit facility (the "Credit Facility") for a $75 million revolving line of credit. The Credit Facility provides for both LIBOR and base rate interest options. The facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. As of June 30, 1997, $67.8 million was outstanding under the line of credit with a weighted average interest rate of 7.36%. The Company increased the bank line from $75 million to $100 million subsequent to June 30, 1997 and is currently reviewing proposals from several financial institutions which would further increase its credit availability and improve its borrowing terms.


4. RECENT ACCOUNTING STANDARD

   In February 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The following table presents pro forma earnings per share amounts computed using FAS 128.

                                       Three months ended     Six months ended
                                            June 30,              June 30,
                                      --------------------  --------------------
                                        1997       1997       1997       1997
                                       (basic)   (diluted)   (basic)   (diluted)
                                      ---------  ---------  ---------  ---------
                                                (dollars in thousands)
Pro forma earnings per share:
  Net income .......................  $   1,489  $   1,489  $   3,314  $   3,314
  Series D preferred stock dividends         29       --          210       --
  Series F preferred stock dividends        146       --          327       --
                                      ---------  ---------  ---------  ---------
  Net income attributable to common
    stockholders ...................  $   1,314  $   1,489  $   2,777  $   3,314
                                      =========  =========  =========  =========

  Total weighted average number of
    common and common equivalent
    shares outstanding .............     10,484     11,760      9,782     11,605
                                      =========  =========  =========  =========

  Pro forma earnings per share .....  $     .13  $     .13  $     .28  $     .28
                                      =========  =========  =========  =========

Pro forma earnings per share for the three and six months ended June 30, 1996 has not been presented due to pending SEC guidance on the application of FAS 128.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company was formed in 1991 in order to take advantage of the attractive fundamentals of and significant opportunities to consolidate the death care industry. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries, for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company intentionally took a disciplined, deliberate approach to acquisitions that allowed management the time to integrate early acquisitions, to develop and implement systems, including operational procedures, administrative policies, financial systems and related controls, and to promote a decentralized service culture.

   Management believes that the Company's focus on controlled growth while implementing operational and administrative systems and related controls to effectively manage a highly decentralized management structure positioned it to pursue an accelerated growth strategy beginning in late 1995. The Company significantly expanded its corporate development and acquisition activities in 1996 and early 1997, thus requiring additions to the corporate infrastructure. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. During the first six months of 1997, the Company acquired 26 funeral homes and two cemeteries for an aggregate consideration of approximately $66 million.

   Upon acquisition, the operations team focuses on increasing historic operating income by improving the merchandising approach, pricing structure and marketing strategy of acquired businesses. These enhancements, complemented by discounts from consolidated purchasing, generally result in improved margins of the acquired businesses within the first 12 months following acquisition.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1996 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

                                  Three months ended
                                       June 30,                 Change
                                 --------------------    ---------------------
                                   1996        1997       Amount      Percent
                                 --------    --------    --------     --------
                                            (dollars in thousands)
Net revenues:
  Existing operations .......    $  7,530    $  7,184    $   (346)        (4.6)%
  Acquired operations .......         993       8,447       7,454            *
                                 --------    --------    --------
    Total net revenues ......    $  8,523    $ 15,631    $  7,108         83.4%
                                 ========    ========    ========

                                  Three months ended
                                       June 30,                 Change
                                 --------------------    ---------------------
                                   1996        1997       Amount      Percent
                                 --------    --------    --------     --------
                                            (dollars in thousands)
Gross profit:
  Existing operations .......    $  1,495    $  1,611    $    116          7.8%
  Acquired operations .......         155       2,494       2,339            *
                                 --------    --------    --------
    Total gross profit ......    $  1,650    $  4,105    $  2,455        148.8%
                                 ========    ========    ========

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

                                   Six months ended
                                       June 30,                 Change
                                 --------------------    ---------------------
                                   1996        1997       Amount      Percent
                                 --------    --------    --------     --------
                                            (dollars in thousands)
Net revenues:
  Existing operations .......    $ 12,930    $ 12,513    $   (417)        (3.2)%
  Acquired operations .......       2,718      18,406      15,688            *
                                 --------    --------    --------
    Total net evenues .......    $ 15,648    $ 30,919    $ 15,271         97.6%
                                 ========    ========    ========

                                   Six months ended
                                       June 30,                 Change
                                 --------------------    ---------------------
                                   1996        1997       Amount      Percent
                                 --------    --------    --------     --------
                                            (dollars in thousands)
Gross profit:
  Existing operations .......    $  2,704    $  3,087    $    383         14.2%
  Acquired operations .......         490       5,686       5,196            *
                                 --------    --------    --------
    Total gross profit ......    $  3,194    $  8,773    $  5,579        174.7%
                                 ========    ========    ========
----------
*  Not meaningful.

   Due to the rapid growth of the Company, "existing operations" represented only 46% of the total funeral revenues and only 39% of the total funeral gross profit for the three months ended June 30, 1997 and only 40% of the total funeral revenues and only 35% of the total funeral gross profit for the six months ended June 30, 1997. Total funeral net revenues for the three months ended June 30, 1997 increased $7.1 million or 83.4% over the three months ended June 30, 1996. The higher net revenues reflect an increase of $7.5 million in net revenues from acquired operations and a decrease in net revenues of $346,000 or 4.6% from existing operations. Total funeral net revenues for the six months ended June 30, 1997 increased $15.3 million or 97.6% over the six months ended June 30, 1996. The higher net revenues reflect an increase of $15.7 million in net revenues from acquired operations and a decrease in net revenues of $417,000 or 3.2% from existing operations. The decrease in net revenues for the existing operations for both periods primarily resulted from fewer funeral services being performed, which was partially offset by an increase in the average revenue per funeral service. Fewer services were performed in 1997 primarily due to lower than usual seasonal death rates in certain of the Company's markets, especially in the South Atlantic and East Central regions of the country where the Company has a large number of "existing operations."

   Total funeral gross profit for the three months ended June 30, 1997 increased $2.5 million or 148.8% over the comparable three months of 1996. The higher total gross profit reflected an increase of $2.3 million from acquired operations and an increase of $116,000 or 7.8% from existing operations. Total funeral gross profit for the six months ended June 30, 1997 increased $5.6 million or 174.7% over the comparable six months of 1996. The higher total gross profit reflected an increase of $5.2 million from acquired operations and an increase of $383,000 or 14.2% from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy, which were partially offset by lower revenues. Total gross margin increased from 19.4% for the second quarter of 1996 to 26.3% for the second quarter of 1997 and from 20.4% for the first six months of 1996 to 28.4% for the first six months of 1997 due to these factors.


   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

                            Three months ended June 30,         Change
                              -----------------------   -----------------------
                                 1996         1997        Amount       Percent
                              ----------   ----------   ----------   ----------
                                           (dollars in thousands)
Total net revenues ........   $      767   $    3,430   $    2,663        347.2%
                              ==========   ==========   ==========
Total gross profit ........   $       69   $      898   $      829       1201.4%
                              ==========   ==========   ==========

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

                             Six months ended June 30,         Change
                              -----------------------   -----------------------
                                 1996         1997        Amount       Percent
                              ----------   ----------   ----------   ----------
                                           (dollars in thousands)

Total net revenues ........   $    1,277   $    6,131   $    4,854        380.1%
                              ==========   ==========   ==========
Total gross profit ........   $      195   $    1,373   $    1,178        604.1%
                              ==========   ==========   ==========

   Due to the rapid growth of the Company, "existing operations" represented approximately 16% of cemetery revenues and less than 4% of cemetery gross profit for the three months ended June 30, 1997 and approximately 13% of cemetery revenues and less than 5% of cemetery gross profit for the six months ended June 30, 1997. As a result, the Company does not believe it is meaningful to present the results for "existing" and "acquired" operations separately.

   Total cemetery net revenues for the three months ended June 30, 1997 increased $2.6 million or 347.2% over the three months ended June 30, 1996 and total cemetery gross profit increased $829,000 or 1201.4% over the comparable three months of 1996. Total cemetery net revenues for the six months ended June 30, 1997 increased $4.9 million or 380.1% over the six months ended June 30, 1996 and total cemetery gross profit increased $1.2 million or 604.1% over the comparable six months of 1996. Total gross margin increased from 9.0% for the three months ended June 30, 1996 to 26.2% for the three months ended June 30, 1997 and from 15.3% for the first six months of 1996 to 22.4% for the first six months of 1997. These increases were due primarily to the Company's acquisition of the Rolling Hills cemetery as part of the CNM Group acquisition in January 1997 and increased preneed marketing efforts.

   OTHER

   General and administrative expenses for the six months ended June 30, 1997 increased $1.0 million over the first six months of 1996 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. However, general and administrative expenses as a percentage of net revenues decreased from 6.8% for the first six months of 1996 to 5.9% for the comparable period of 1997, reflecting economies of scale realized by the Company as the expenses were spread over a larger operations revenue base.

   Interest expense for the six months ended June 30, 1996 decreased $74,000 over the first six months of 1996. The decrease was primarily attributable to the Company's utilization of the net proceeds from its initial public offering of common stock (the "IPO") and borrowings under a new credit facility to repay its outstanding indebtedness in August 1996. The August 1996 credit facility contains substantially improved terms and reduced interest costs compared to the previous arrangements.

   During 1996, the Company issued approximately $18 million of Series D Redeemable Preferred Stock to fund a portion of its acquisition program. Dividends on the majority of this preferred stock range from 6% - 7% per annum. The majority of this preferred stock converted into common stock during the first quarter of 1997. During the first three months of 1997, the Company issued approximately $20 million of Series F Redeemable Preferred Stock. Dividends on this preferred stock are currently 4% per annum. The Series F Redeemable Preferred Stock is considered a common stock equivalent for purposes of computing primary earnings per share. Therefore, only the dividends on the Series D preferred stock of $210,000 are deducted from net income in determining net income attributable to common stockholders for the six months ended June 30, 1997 ($29,000 for the three months ended June 30, 1997).

   For the first six months of 1997, the Company provided for income taxes using the federal and state rates anticipated for the full year of approximately 38.5%. This rate includes a 4.5% net benefit for utilization of prior year net operating losses net of other tax reserves. Excluding the 4.5% net benefit, the Company is providing for state and federal income taxes at a rate of 43%.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $1.9 million at June 30, 1997, representing an increase of $161,000 from December 31, 1996. For the six months ended June 30, 1997, cash provided by operations was $5.9 million as compared to $465,000 for the six months ended June 30, 1996. The increase in net cash provided by operating activities was principally due to an increase in income from operations. Cash used in investing activities was $41.0 million for the six months ended June 30, 1997 compared to $25.1 million for the first six months of 1996, due primarily to the significant increase in acquisitions. In the first six months of 1997, cash flow provided by financing activities amounted to approximately $35.3 million, primarily due to proceeds from long term debt which were used to fund acquisitions.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. The following table shows the activity in the Series D and Series F Redeemable Preferred Stock for the six months ended June 30, 1997:

                               Number                                   Number
                             of Shares                                of Shares
                            Outstanding                              Outstanding
                            at 12/31/96   Issuances    Conversions   at 6/30/97
                            -----------  -----------   -----------   -----------
Series D Preferred Stock
--------------------------
Convertible into Class A
     Common Stock ........    1,200,000                 (1,200,000)            0
Convertible into Class B
     Common Stock ........   16,053,116                (14,370,616)    1,682,500

Series F Preferred Stock
--------------------------
Convertible into Class A
     Common Stock ........            0   19,999,992    (5,388,315)   14,611,677
                            -----------  -----------   -----------   -----------
Totals ...................   17,253,116   19,999,992   (20,958,931)   16,294,177
                            ===========  ===========   ===========   ===========


The following table shows the effect on common shares outstanding from the Redeemable Preferred Stock conversions during the six months ended June 30, 1997:

                                                                    Increase in
                                                                       Common
                                                      Conversion       Shares
                                       Conversions       Price      Outstanding
                                       ------------  -------------  ------------
Series D Preferred Stock
-------------------------------------
Convertible into Class A
     Common Stock ...................     1,200,000  $       13.50        88,888
Convertible into Class B
     Common Stock ...................    14,370,616  $       13.50     1,064,481

Series F Preferred Stock
-------------------------------------
Convertible into Class A
     Common Stock ...................     5,388,315  $       15.00       359,221
                                       ------------                 ------------

Totals ..............................    20,958,931                    1,512,590
                                       ============                 ============

   The holders of Series D Preferred Stock are entitled to receive annual cash dividends of $.06 - $.07 per share depending upon when such shares were issued. The current conversion rate is $14.50 per share. Commencing on the second anniversary of the completion of the Company's IPO, the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

   The holders of the Series F Preferred Stock are entitled to receive cash dividends at the annual rate initially of $.04 per share, with the annual rate increasing by 5% per year commencing January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $0.0486 per share. The current conversion rate is $16.00 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock.

   In conjunction with the closing of the IPO, the Company entered into a new credit facility (the "Credit Facility") which provided for a $75 million revolving line of credit with both LIBOR and base rate interest options. The Credit Facility is unsecured with a term of three years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios, which may effectively limit the Company's borrowing capacity. The Company believes that it was in compliance with all financial covenants and ratios at June 30, 1997. As of June 30, 1997, $67.8 million was outstanding under the line of credit with an average effective interest rate of 7.36%. To facilitate future planned acquisitions, the Company increased its bank line from $75 million to $100 million subsequent to June 30 and is currently reviewing proposals from several financial institutions which would further increase its credit availability and improve its borrowing terms.

   The Company issued 475,994 shares of Class A Common Stock and approximately 20,000,000 shares of Series F Preferred Stock and paid $34 million in cash to fund acquisitions during the six months ended June 30, 1997. The Company intends to fund future acquisitions through borrowings under its Credit Facility and additional issuances of Class A Common Stock or additional preferred stock. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions. The Company has budgeted $125 million for its acquisition program in 1997 of which $66 million had been utilized as of July 29, 1997. As of July 29, 1997, the Company had letters of intent for acquisitions involving an aggregate purchase price of approximately $25 million.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $8 million of capital expenditures during 1997, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for the remainder of 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.


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

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

   From January 1, 1997 through May 31, 1997, the Company issued an aggregate of 462,994 shares of Class A Common Stock, valued at market prices, to the former owners of acquired funeral homes and cemeteries. Consideration for such shares consisted of ownership interests in funeral home and cemetery businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions. Beginning in June 1997, the Company began to issue registered shares of Class A Common Stock to former owners of acquired properties under its shelf registration statement on Form S-4.

   On January 7, 1997, the Company issued 19,999,992 shares of Series F Preferred Stock, valued at $1.00 per share, to the former owners of acquired funeral homes and cemeteries. Consideration for such shares consisted of ownership interests in funeral home and cemetery businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   10.1 -- Amendment No.2 to the Loan Agreement by and among the Company and NationsBank of Texas, N.A., Provident Services Inc. and Bank One Texas, N.A. dated August 13, 1996.

   11.1 -- Statement regarding computation of per share earnings

   27.1 -- Financial Data Schedule


(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARRIAGE SERVICES, INC.

AUGUST 14, 1997                                 /S/ THOMAS C. LIVENGOOD
Date                                            Thomas C. Livengood,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)