Form 10-Q
period 1997-09-30
CARRIAGE SERVICES INC
filed 1997-11-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -------------------------

                                  FORM 10-Q

(MARK ONE)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

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

          1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX77056 (Address of
                     principal executive offices)(Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 556-7400

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of October 29, 1997 was 5,541,780 and 5,050,485, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1996 and September 30, 1997 .......................    3

      Consolidated Statements of Operations for the
         Three Months Ended September 30, 1996 and 1997 and the
         Nine Months Ended September 30, 1996 and 1997 ..................    4

      Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and 1997 ..................    5

      Notes to Consolidated Financial Statements ........................    6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................    8

PART II - OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES .......................................   15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................   15

Signature ...............................................................   17

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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         December     September
                                                            31,          30,
                                                           1996         1997
                                                         ---------    ---------
                        ASSETS                          (unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents ......................   $   1,712    $     883
      Accounts receivable --
           Trade, net of allowance for doubtful
           accounts of $530 in 1996 and $1,041 in 1997       5,665        8,218
           Other .....................................         673        1,042
                                                         ---------    ---------
                                                             6,338        9,260
      Inventories and other current assets ...........       3,350        5,109
                                                         ---------    ---------
                Total current assets .................      11,400       15,252
                                                         ---------    ---------

 PROPERTY, PLANT AND EQUIPMENT, at cost, net of
      accumulated depreciation of $4,095 in 1996 and
      $6,335 in 1997 .................................      46,112       71,942
 CEMETERY PROPERTY, at cost ..........................       4,061       23,686
 NAMES AND REPUTATIONS, net of accumulated
      amortization of $2,007 in 1996 and $3,731 in
                                                  1997      62,568       94,440
 DEFERRED CHARGES AND OTHER NONCURRENT ASSETS ........       7,167       13,916
                                                         ---------    ---------
                                                         $ 131,308    $ 219,237
                                                         =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and other current liabilities .. $ 5,225 $ 7,089 Current portion of long-term debt and
     obligations under capital leases ................       1,086        1,328
                                                         ---------    ---------
               Total current liabilities .............       6,311        8,417

PRENEED LIABILITIES, net .............................       3,664        7,692
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
     LEASES, net of current portion ..................      43,290       85,642
DEFERRED INCOME TAXES ................................       3,749       11,915
                                                         ---------    ---------
               Total liabilities .....................      57,014      113,668
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK ...........................      17,251       16,285
STOCKHOLDERS' EQUITY:
     Class A Common Stock, $.01 par value;
     40,000,000 shares Authorized; 3,942,000 and
     5,542,000 issued and outstanding at
     December 31, 1996 and September 30, 1997,
     respectively ....................................          40           55
     Class B Common Stock; $.01 par value;
10,000,000 shares
          Authorized; 4,502,000 and 5,050,000 issued
and outstanding at
          December 31, 1996 and September 30, 1997,
respectively .........................................          45           50
     Contributed capital .............................      63,966       93,439
     Retained deficit ................................      (7,008)      (4,260)
                                                         ---------    ---------
               Total stockholders' equity ............      57,043       89,284
                                                         ---------    ---------
                                                         $ 131,308    $ 219,237
                                                         =========    =========

  The accompanying notes are an integral part of these financial statements.

                           CARRIAGE SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           FOR THE THREE            FOR THE NINE
                                           MONTHS ENDED             MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                         --------------------    --------------------
                                           1996        1997        1996        1997
                                         --------    --------    --------    --------
REVENUES, net
     Funeral .........................   $  9,303    $ 15,365    $ 24,951    $ 46,283
     Cemetery ........................        842       2,880       2,119       9,012
                                         --------    --------    --------    --------
                                           10,145      18,245      27,070      55,295
COSTS AND EXPENSES
     Funeral .........................      8,434      12,271      20,888      34,405
     Cemetery ........................        717       2,417       1,799       7,187
                                         --------    --------    --------    --------
                                            9,151      14,688      22,687      41,592
                                         --------    --------    --------    --------
     Gross profit ....................        994       3,557       4,383      13,703
GENERAL AND ADMINISTRATIVE EXPENSES ..        611       1,471       1,766       3,657
                                         --------    --------    --------    --------
     Operating income ................        383       2,086       2,617      10,046
INTEREST EXPENSE, net ................      1,069       1,457       3,713       4,028
                                         --------    --------    --------    --------
     Income (loss) before income taxes
     and extraordinary item ..........       (686)        629      (1,096)      6,018
PROVISION (BENEFIT) FOR INCOME TAXES .       (272)        282         (21)      2,357
                                         --------    --------    --------    --------
     Income (loss) before
     extraordinary item ..............       (414)        347      (1,075)      3,661

EXTRAORDINARY ITEM:
     Loss on early extinguishment of
     debt, net of income tax benefit
     of $332 and $159, respectively ..       (498)       (195)       (498)       (195)
                                         --------    --------    --------    --------
NET INCOME (LOSS) ....................       (912)        152      (1,573)      3,466

Preferred stock dividend requirements         250          29         351         239
                                         --------    --------    --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCKHOLDERS .............   $ (1,162)   $    123    $ (1,924)   $  3,227
                                         ========    ========    ========    ========
INCOME (LOSS) PER SHARE:
     Net income (loss) per common and
       common equivalent share before
       extraordinary item attributable
       to common shareholders ........   $   (.11)   $    .03    $   (.39)   $    .31
     Extraordinary item per share ....   $   (.09)   $   (.02)   $   (.14)   $   (.02)
                                         --------    --------    --------    --------
     Net income (loss) per common and
       common equivalent share
       attributable to common
       shareholders ..................   $   (.20)   $    .01    $   (.53)   $    .29
                                         ========    ========    ========    ========
Weighted average number of common and
     common equivalent shares
     outstanding .....................      5,920      11,754       3,662      11,325
                                         ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CARRIAGE SEAVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                           For the nine months
                                                           ended September 30,
                                                           --------------------
                                                              1996        1997
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................   $ (1,573)   $  3,466
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities -- Depreciation and amortization .......      2,410       5,644
     Provision for losses on accounts receivable .......        396         284
     Loss on early extinguishment of debt, net of
     income taxes ......................................        498         195
     Deferred income taxes .............................       (209)      1,574
     Changes in assets and liabilities, net of
     effects from acquisitions:
          Increase in accounts receivable ..............     (1,463)     (1,768)
          Increase in inventories and other current
          assets .......................................       (823)       (942)
          Increase in accounts payable and other
          current liabilities ..........................        315       1,062
     Other, net ........................................       (147)       (475)
                                                           --------    --------
          Net cash provided by (used in)
               operating activities ....................       (596)      9,040

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired ...................    (40,865)    (43,568)
  Purchase of property, plant and equipment ............     (2,945)     (5,209)
  Other, including disposition of assets ...............      1,297        (957)
                                                           --------    --------
               Net cash provided by (used in)
investing activities ...................................    (42,513)    (49,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .........................     56,388      41,884
  Payments on long-term debt and obligations under
     capital leases ....................................    (65,724)     (1,112)
  Proceeds from issuance of common stock ...............     47,771        --
  Payment of preferred stock dividends .................       (351)       (712)
  Exercise of stock options ............................         44         113
  Purchase of treasury stock ...........................       (341)       --
  Payment of deferred debt  charges ....................       (446)       (308)
                                                           --------    --------
               Net cash provided by (used in)
                    financing activities ...............     37,341      39,865
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..........................................     (5,768)       (829)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......      7,573       1,712
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $  1,805    $    883
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Interest paid through issuance of new debt ...........   $    825    $   --
                                                           ========    ========
  Cash paid for interest ...............................   $  4,037    $  4,030
                                                           ========    ========
  Cash paid for income taxes ...........................   $   --      $    812
                                                           ========    ========
  Non-cash consideration for acquisitions ..............   $ 18,773    $ 28,328
                                                           ========    ========
  Retirement of debt through disposition of business ...   $  2,642    $   --
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

   The information for the three and nine months ended September 30, 1996 and 1997 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1996, and should be read in conjunction therewith.


2. ACQUISITIONS

   During the nine months ended September 30, 1997, the Company purchased 31 funeral homes and four cemeteries. 35 funeral homes and five cemeteries were acquired during the nine months ended September 30, 1996. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                               September 30,
                                                         -----------------------
                                                           1996           1997
                                                         --------      --------
                                                              (in thousands)
Current Assets, net of cash acquired ...............     $  3,196      $  7,671
Cemetery Property ..................................        2,088        19,645
Property, Plant and Equipment ......................       20,719        22,902
Deferred Charges and Other Noncurrent Assets .......        1,865           813
Names and Reputations ..............................       36,171        33,594
Current Liabilities ................................       (1,490)         (801)
Other Liabilities ..................................       (2,911)      (11,928)
                                                         --------      --------
     Total Acquisitions ............................       59,638        71,896

Redeemable Preferred Stock issued ..................       17,776        20,000
Preferred Stock issued .............................          555          --
Common Stock issued ................................          442         8,328
                                                         --------      --------
     Cash used for acquisitions ....................     $ 40,865      $ 43,568
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

                                                 Nine months ended September 30,
                                                  -----------------------------
                                                     1996             1997
                                                  ------------     ------------
                                                  (Unaudited and in thousands)

Revenues, net ................................    $  57,185         $  59,347
Net income (loss) before income taxes ........       (1,671)            6,048

Net income (loss) attributable to common
  stockholders ...............................       (1,852)            3,286

Income (loss) per common and common
  equivalent share ...........................         (.51)              .29

3. DEBT

   In August 1996, the Company entered into a credit facility (the "Former Credit Facility") for a $75 million revolving line of credit. The Former Credit Facility provided for both LIBOR and base rate interest options. That facility was unsecured and was for a term of three years. During September, 1997, the Company entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. As of September 30, 1997, $72.7 million was outstanding under the line of credit.

4. RECENT ACCOUNTING STANDARD

   In February 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for earnings per share calculations for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company expects the new accounting standard to have no significant effect on earnings per share.

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

   Management believes that the Company's focus on controlled growth while implementing operational and administrative systems and related controls to effectively manage a highly decentralized management structure positioned it to pursue an accelerated growth strategy beginning in late 1995. The Company significantly expanded its corporate development and acquisition activities in 1996 and 1997, thus requiring additions to the corporate infrastructure. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. During the first nine months of 1997, the Company acquired 31 funeral homes and four cemeteries for an aggregate consideration of approximately $72 million.

   Upon acquisition, the operations team focuses on increasing historic operating income by improving the merchandising approach, pricing structure and marketing strategy of acquired businesses. These enhancements, complemented by discounts from consolidated purchasing, generally result in improved margins of the acquired businesses within the first 12 months following acquisition.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1996 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

                                     Three months ended
                                        September 30,            Change
                                      -----------------    -----------------
                                        1996      1997      Amount   Percent
                                      -------   -------    -------   -------
                                               (dollars in thousands)
Net revenues:
    Existing operations ..........    $ 8,447   $ 8,468    $    21        .3%
    Acquired operations ..........        856     6,897      6,041         *
                                      =======   =======    =======
         Total net revenues ......    $ 9,303   $15,365    $ 6,062      65.2%
                                      =======   =======    =======

                                       Three months ended
                                          September 30,            Change
                                        ----------------      ------------------
                                        1996       1997       Amount     Percent
                                        ----      ------      ------      -----
                                               (dollars in thousands)
Gross profit:
    Existing operations ..........      $751      $1,420      $  669       89.1%
    Acquired operations ..........       118       1,674       1,556          *
                                        ====      ======      ======
          Total gross profit .....      $869      $3,094      $2,225      256.0%
                                        ====      ======      ======

NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

                                        Nine months ended
                                          September 30,            Change
                                       ------------------   --------------------
                                         1996       1997      Amount     Percent
                                       -------    -------   ---------   --------
                                               (dollars in thousands)
Net revenues:
    Existing operations ...........    $18,515    $18,254    $   (261)    (1.4)%
    Acquired operations ...........      6,436     28,029      21,593        *
                                       =======    =======    ========
         Total net revenues .......    $24,951    $46,283    $ 21,332     85.5%
                                       =======    =======    ========

                                       Nine months ended
                                         September 30,             Change
                                     -------------------      ------------------
                                      1996         1997       Amount    Percent
                                     ------      -------      ------      -----
                                               (dollars in thousands)
Gross profit:
    Existing operations .......      $2,981      $ 4,098      $1,117       37.5%
    Acquired operations .......       1,082        7,780       6,698          *
                                     ======      =======      ======
        Total gross profit ....      $4,063      $11,878      $7,815      192.4%
                                     ======      =======      ======
---------------

*  Not meaningful.

   Due to the rapid growth of the Company, "existing operations" represented only 55% of the total funeral revenues and only 46% of the total funeral gross profit for the three months ended September 30, 1997 and only 39% of the total funeral revenues and only 35% of the total funeral gross profit for the nine months ended September 30, 1997. Total funeral net revenues for the three months ended September 30, 1997 increased $6.1 million or 65.2% over the three months ended September 30, 1996. The higher net revenues reflect an increase of $6.0 million in net revenues from acquired operations and an increase in net revenues of $21,000 or .3% from existing operations. Total funeral net revenues for the nine months ended September 30, 1997 increased $21.3 million or 85.5% over the nine months ended September 30, 1996. The higher net revenues reflect an increase of $21.6 million in net revenues from acquired operations and a decrease in net revenues of $261,000 or 1.4% from existing operations. Fewer services were performed year to date in 1997 primarily due to lower than usual seasonal death rates in certain of the Company's markets, especially in the East North Central region of the country where the Company has a large number of "existing operations."

   Total funeral gross profit for the three months ended September 30, 1997 increased $2.2 million or 256.0% over the comparable three months of 1996. The higher total gross profit reflected an increase of

$1.6 million from acquired operations and an increase of $669,000 or 89.1% from existing operations. Total funeral gross profit for the nine months ended September 30, 1997 increased $7.8 million or 192.4% over the comparable nine months of 1996. The higher total gross profit reflected an increase of $6.7 million from acquired operations and an increase of $1.1 million or 37.5% from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy, which were partially offset by lower revenues. Total gross margin increased from 9% for the third quarter of 1996 to 20% for the third quarter of 1997 and from 16% for the first nine months of 1996 to 26% for the first nine months of 1997 due to these factors.


   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

                                      Three months ended
                                         September 30,            Change
                                      --------------------  --------------------
                                        1996       1997      Amount    Percent
                                      ---------  ---------  ---------  ---------
                                               (dollars in thousands)

Total net revenues ............       $     842  $   2,880  $   2,038     242.0%
                                      =========  =========  =========
Total gross profit ............       $     125  $     588  $     463     370.4%
                                      =========  =========  =========

NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

                                       Nine months ended
                                         September 30,            Change
                                      --------------------  --------------------
                                        1996       1997      Amount    Percent
                                      ---------  ---------  ---------  ---------
                                               (dollars in thousands)

Total net revenues ............       $   1,799  $   7,187  $   5,388     299.5%
                                      =========  =========  =========
Total gross profit ............       $     320  $   1,825  $   1,505     470.3%
                                      =========  =========  =========

   Due to the rapid growth of the Company, "existing operations" represented approximately 31% of cemetery revenues and approximately 16% of cemetery gross profit for the three months ended September 30, 1997 and approximately 14% of cemetery revenues and less than 7% of cemetery gross profit for the nine months ended September 30, 1997. As a result, the Company does not believe it is meaningful to present the results for "existing" and "acquired" operations separately.

   Total cemetery net revenues for the three months ended September 30, 1997 increased $2.0 million or 242.0% over the three months ended September 30, 1996 and total cemetery gross profit increased $463,000 or 370.4% over the comparable three months of 1996. Total cemetery net revenues for the nine months ended September 30, 1997 increased $5.4 million or 299.5% over the nine months ended September 30, 1996 and total cemetery gross profit increased $1.5 million or 470.3% over the comparable nine months of 1996. Total gross margin increased from 14.8% for the three months ended

September 30, 1996 to 20.4% for the three months ended September 30, 1997 and from 17.8% for the first nine months of 1996 to 25.4% for the first nine months of 1997. These increases were due primarily to the Company's acquisition of the Rolling Hills cemetery as part of the CNM Group acquisition in January 1997 and increased preneed marketing efforts.

   OTHER

   General and administrative expenses for the nine months ended September 30, 1997 increased $1.9 million over the first nine months of 1996 due primarily to the increased personnel expense necessary to support a higher rate of growth and increased acquisition activity. General and administrative expenses as a percentage of net revenues increased from 6.5% for the first nine months of 1996 to 6.6% for the comparable period of 1997, reflecting increased corporate development activity and the continuing development of the infrastructure in expectation of closing a large number of transactions during the fourth quarter of 1997.

   Interest expense for the nine months ended September 30, 1996 increased $315,000 over the first nine months of 1996. However, as a percentage of net revenues, interest expense decreased from 13.7% for the first nine months of 1996 to 7.3% primarily as a result of the Company's utilization of the net proceeds from its initial public offering of common stock (the "IPO") and borrowings under the Former Credit Facility to repay its outstanding indebtedness in August 1996.

   During 1996, the Company issued approximately $18 million of Series D Redeemable Preferred Stock to fund a portion of its acquisition program. Dividends on the majority of this preferred stock range from 6% - 7% per annum. The majority of this preferred stock converted into common stock during the first quarter of 1997. During the first three months of 1997, the Company issued approximately $20 million of Series F Redeemable Preferred Stock. Dividends on this preferred stock are currently 4% per annum. The Series F Redeemable Preferred Stock is considered a common stock equivalent for purposes of computing primary earnings per share. Therefore, only the dividends on the Series D preferred stock of $239,000 are deducted from net income in determining net income attributable to common stockholders for the nine months ended September 30, 1997 ($29,000 for the three months ended September 30, 1997).

   For the first six months of 1997, the Company provided for income taxes using the federal and state rates of approximately 38.5%. This rate includes a 4.5% net benefit for utilization of prior year net operating losses net of other tax reserves. Excluding the 4.5% net benefit, the Company is providing for state and federal income taxes at a rate of 43%. For the three months ended September 30, 1997, the Company provided for income taxes at the combined rates of approximately 45%, which reflects the effect that stock acquisitions have on the tax rate and operating in states that have high tax rates. For the nine months ended September 30, 1997, the effective tax rate is 39.2%.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $.9 million at September 30, 1997, representing a decrease of $.8 million from December 31, 1996. For the nine months ended September 30, 1997, cash provided by operations was $9.0 million as compared to cash used in operations of $596,000 for the nine months ended September 30, 1996. The increase in net cash provided by operating activities was principally due to the net income in 1997 compared to the net loss for 1996. Cash used in investing activities was $49.7 million for the nine months ended September 30, 1997 compared to $42.5 million for the first nine months of 1996, due primarily to the increases in acquisition costs and construction of funeral facilities. In the first nine months of 1997, cash flow provided by financing activities amounted to approximately $39.9 million, primarily due to proceeds from long term debt which were used to fund acquisitions.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. The following table shows the activity in the Series D and Series F Redeemable Preferred Stock for the nine months ended September 30, 1997:

                               Number                                   Number
                             of Shares                                of Shares
                             Outstanding                             Outstanding
                             at 12/31/96   Issuances   Conversions    at 9/30/97
                             ----------   ----------   -----------    ----------
SERIES D PREFERRED STOCK
Convertible into Class A
     Common Stock ........    1,200,000                 (1,200,000)            0
Convertible into Class B
     Common Stock ........   16,053,116                (14,370,616)    1,682,500

SERIES F PREFERRED STOCK
Convertible into Class A
     Common Stock ........            0   19,999,992    (5,388,315)   14,611,677
                             ----------   ----------   -----------    ----------
Totals ...................   17,253,116   19,999,992   (20,958,931)   16,294,177
                             ==========   ==========   ===========    ==========

The following table shows the effect on common shares outstanding from the Redeemable Preferred Stock conversions during the nine months ended September 30, 1997:

                                                                     Increase in
                                                                       Common
                                                      Conversion        Shares
                                      Conversions        Price       Outstanding
                                      ----------     -------------   -----------
SERIES D PREFERRED STOCK
Convertible into Class A
     Common Stock ...............      1,200,000     $       13.50        88,888
Convertible into Class B
     Common Stock ...............     14,370,616     $       13.50     1,064,481

SERIES F PREFERRED STOCK
Convertible into Class A
     Common Stock ...............      5,388,315     $       15.00       359,221
                                      ----------                       ---------

Totals ..........................     20,958,931                       1,512,590
                                      ==========                       =========

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

   In conjunction with the closing of the IPO, the Company entered into a new credit facility (the "Former Credit Facility") which provided for a $75 million revolving line of credit with both LIBOR and base rate interest options. The Former Credit Facility was unsecured and was for a term of three years. During September, 1997, the Company entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. As of September 30, 1997, $72.7 million was outstanding under the line of credit.

   The Company issued 573,979 shares of Class A Common Stock and approximately 20,000,000 shares of Series F Preferred Stock and paid $44 million in cash to fund acquisitions during the nine months ended September 30, 1997. The Company intends to fund future acquisitions through borrowings under its New Credit Facility and additional issuances of Class A Common Stock or additional preferred stock. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions. The Company has budgeted $125 million for its acquisition program in 1997 of which $72 million had been utilized as of October 29, 1997. As of October 29, 1997, the Company had letters of intent for acquisitions involving an aggregate purchase price of approximately $55 million.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $8 million of capital expenditures during 1997, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the New Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for the remainder of 1997. However, because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

On May 9, 1997, the Company filed a Certificate of Amendment, increasing the authorized Class A Common Stock to 40,000,000 shares, reducing the authorized Class B Common Stock to 10,000,000 shares, and increasing the authorized Preferred Stock to 70,000,000 shares. The Company additionally filed, on May 9, 1997, a Certificate of Decrease, reducing the authorized Series D Preferred Stock to 2,000,000 shares, and a Certificate of Decrease, reducing the authorized Series F Preferred Stock to 15,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   10.1 -- Loan Agreement by and among the Company and NationsBank of Texas, N.A., dated September 9, 1997

   10.2 -- Certificate of Amendment, increasing the authorized Class A Common Stock, reducing the Class B Common Stock, and increasing the authorized Preferred Stock dated May 9, 1997

   10.3 -- Certificate of Decrease, reducing the authorized Series D Preferred Stock

   10.4 -- Certificate of Decrease, reducing the authorized Series F Preferred Stock

   11.1 -- Statement regarding computation of per share earnings

   27.1 -- Financial Data Schedule

(b)   Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on August 18, 1997 with respect to its acquisition of substantially all of the operating assets of McNary - Moore Funeral Service on August 1, 1997. The

Company also filed a Current Report on Form 8-K/A on October 14, 1997 to include in the Form 8-K filed on August 18, 1997 the financial statements and pro forma financial information required by item 7.

The Company filed a Current Report on Form 8-K on October 10, 1997 with respect to its merger with Cemetery Enterprises, Inc. on September 25, 1997.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                CARRIAGE SERVICES, INC.

NOVEMBER 14, 1997                           /s/ THOMAS C. LIVENGOOD
Date                                            Thomas C. Livengood,
                                                Executive Vice President and
                                                Chief  Financial Officer
                                                (Principal  Financial  Officer
                                                and Duly Authorized Officer)