Form 10-K
period 1997-12-31
CARRIAGE SERVICES INC
filed 1998-03-30
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Company's Class A Common Stock) of the Registrant as of March 12, 1998 was approximately $124,268,000.

The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of March 12, 1998 was 6,530,827 and 4,624,823 respectively.

                     DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement in connection with the 1998 annual meeting of shareholders, incorporated in Part III of this Report.

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

      Carriage Services, Inc. (the "Company") is the fifth largest publicly traded provider of death care services and products in the United States. The Company provides a complete range of funeral services and products to meet families' needs, including consultation, removal and preparation of remains, sale of caskets and related funeral merchandise, transportation services and the use of funeral home facilities for visitation. The Company also offers cemetery products and services, including rights to interment in cemetery sites, interment services and related cemetery merchandise. As of December 31, 1997, the Company operated 120 funeral homes and 20 cemeteries in 20 states. Funeral services constituted approximately 93% and 84% of revenues in 1996 and 1997, respectively.

      Since the Company's formation in 1991, management has undertaken a disciplined approach to growth that has allowed the Company the necessary time to integrate acquisitions, develop effective operating, administrative and financial systems and controls, recruit an experienced operating management team and promote a decentralized, entrepreneurial service culture. From 1992 through 1995, the Company acquired 42 funeral homes and four cemeteries for consideration ranging from approximately $9 million to $14 million in each of the four years. The Company believes that the infrastructure it developed during this period positioned the Company to pursue an accelerated growth strategy beginning in late 1995. As a result, the Company acquired 38 funeral homes and seven cemeteries for consideration of $68 million during 1996 and 44 funeral homes and 10 cemeteries for consideration of $118 million during 1997. In addition, as of March 12, 1998, the Company has either acquired or had letters of intent to acquire14 funeral homes and two cemeteries for consideration of approximately $31 million.

      The Company was incorporated in Delaware on December 29, 1993, and became a public reporting company in August, 1996. The Company's principal executive office is located at 1300 Post Oak Blvd., Suite 1500, Houston, Texas 77056, and its telephone number is (281) 556-7400.

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

      HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 22,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Less than 21% of the 1995 United States death care industry revenues are represented by the Company and the four largest publicly traded domestic death care companies.

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

      STABILITY. The death rates in the United States are fairly predictable, thereby affording stability to the death care industry. Since 1980, the number of deaths in the United States has increased at a compounded rate of approximately 1% per year until 1997, when there was no increase from 1996. The number of deaths in the United States is expected to increase by approximately 1% per year through 2010. Because the industry is relatively stable, non-cyclical and fairly predictable, business failures are uncommon. As a result, ownership of funeral home and cemetery businesses generally has not experienced significant turnover, and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

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

      CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 21% of the United States burial market in 1996, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation historically has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete death care package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

      The Company's objective is to become the most professional, ethical and highest quality funeral and cemetery service organization in the industry while continuing to promote a decentralized, entrepreneurial service culture. Management believes that the Company's reputation and collaborative operating style allows it to successfully pursue attractive acquisition candidates. The Company also has been successful in implementing programs to increase profitability at newly acquired properties.

      OPERATING STRATEGY. Since its formation, the Company has focused on quality service and on becoming a succession planning alternative to the larger death care providers. The Company believes that its decentralized operating style, which provides autonomy and flexibility to local management, is attractive to owners of funeral homes seeking to sell their operations. Management believes that its operating style is also a key component in its ability to attract and retain quality managers. While the Company's management style allows local operators significant responsibility in the daily operating decisions, financial parameters, jointly established during the budgeting process, are monitored by senior management through the Company's management and accounting systems. The Company utilizes computer systems linked to most of the Company's funeral home locations. These systems enable a location to function on its own by maintaining accounts receivables and payables locally, at a cluster processing site, or at the Company's centralized processing center at the option of the local manager. The same information is provided to the Company's senior management which allows the Company, on a timely basis, to access critical operating and financial data from a site in order to analyze the performance of individual locations and institute corrective action if necessary.

      The Company has established a compensation structure that is designed to maintain and create a sense of ownership. Local management is awarded meaningful cash bonuses and stock options for exceptional performance when achieving specified earnings objectives. The Company has also structured a stock option program which awards options to most full-time employees based upon the performance of their local business during the period. As a result, all management and most full-time employees have the opportunity to increase their personal net worth through strong local and corporate performance.

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

      ACQUISITION STRATEGY. The Company believes that significant acquisition opportunities currently exist in the death care industry that the Company intends to aggressively pursue. In evaluating specific acquisition candidates, the Company considers such factors as the property's location, reputation, heritage, physical size, volume of business, profitability, name recognition, aesthetics, potential for development or expansion, competitive market position, pricing structure and quality of operating management. The Company will continue to aggressively pursue the acquisition of premier funeral homes that have a strong local market presence and that conduct from 100 to 600 funeral services per year, as well as funeral homes in close proximity to the Company's existing businesses. In addition, although the Company, in the early years, focused on acquiring funeral home operations, the Company aggressively pursues cemetery acquisitions in markets where the Company operates, or plans to operate, funeral homes to take advantage of cross-marketing opportunities. The Company is also pursuing larger acquisition transactions which provides significant strategic benefits to the Company, such as new market penetration. For example, in January 1997, the Company merged with CNM, a premier California-based company which operates ten funeral homes and one cemetery, and in November 1997, merged with the John E. Day Funeral Home in New Jersey and the Forest Lawn/Evergreen Management Co. of Florida, which together operate seven funeral homes and three cemeteries. These three transactions accounted for over 60% of the acquisition spending in 1997. The Company also seeks to issue, and has been successful in issuing, equity securities to the previous owners of acquired businesses. Since inception through March 12, 1998, the Company has issued 37,775,608 shares of redeemable preferred stock and 982,044 shares of Class A Common Stock in conjunction with acquisition transactions. As of March 12, 1998, a total of 23,760,823 shares of redeemable preferred stock have converted into shares of Class A and Class B Common Stock. Management believes that its success in issuing equity securities in conjunction with acquisitions reflects in large part previous owners' desires to remain affiliated with and to be invested in the Company.

      In purchasing the premier location in a particular market, management believes that the Company is able to attract the most talented personnel, minimize downside risk of loss of volume to competitors and provide opportunities for increased profitability when such operations are coupled with the Company's management techniques. In addition, the Company generally retains the former owners and other key personnel of acquired funeral homes and provides them with significant operating responsibility to assure the continuation of high quality services and the maintenance of the acquired firm's reputation and heritage. In nearly all cases, acquired funeral homes continue operations under the same trade name as those of the prior owners. In addition, the Company views experienced management of certain acquired operations as potential corporate management candidates. Management believes that this potential for advancement with the Company, combined with the Company's decentralized operating structure and incentive-based compensation system, makes it a particularly attractive acquirer to some independent owners. The Company targets additional funeral homes in present markets so that personnel and vehicles can be shared and profit margins enhanced.

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

      Although the Company did not initially focus on acquiring cemetery operations, as a result of the increased access to capital and the Company's enhanced profile in the industry, the Company is encountering significant cemetery acquisition opportunities. The Company will continue to pursue cemetery acquisitions in markets where they operate funeral homes to take advantage of cross-marketing opportunities and in markets where a funeral home acquisition strategy is viable.

      While the Company focuses its efforts on identifying individual acquisition candidates with the potential for a negotiated, non-competitive acquisition process, the Company also competes for more broadly marketed acquisition opportunities. In many cases, the Company has been successful in acquiring operations where it has not been the highest bidder because of the Company's reputation, operating strategy and corporate culture. Management believes that the issuance of equity securities to fund certain funeral home and cemetery acquisitions has been, and will continue to be, attractive to select acquisition candidates.

      The Company has successfully executed this acquisition strategy since its inception, as demonstrated in the table set forth below.

                                      FUNERAL
YEAR(3)          CONSIDERATION        HOMES(1)       CEMETERIES(2)
                 -------------        --------       -------------
            (dollars in thousands)
1992 ......      $      11,832              14                   2
1993 ......             13,843              11                   1
1994 ......              9,153               9                   1
1995 ......             12,191               8                   0
1996 ......             68,181              38                   7
1997 ......            118,260              44                  10
                 -------------        --------       -------------
                 $     233,460             124                  21
                 =============        ========       =============

(1) The Company subsequently divested four of these funeral homes.

(2) The Company subsequently divested one of these cemeteries.

(3) From January 1, 1998 through March 12, 1998, the Company has acquired four funeral homes and one cemetery for aggregate consideration of $8 million.

OPERATIONS

      The Company's funeral home operations, cemetery operations and preneed programs are managed by service-minded professionals with extensive death care industry experience. In response to the rapid growth experienced beginning in 1996, the Company increased operations staffing, including a new transition team, to provide local managers with the additional support and direction needed during the integration of newly acquired properties.

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

      FUNERAL HOME OPERATIONS. As of December 31, 1997, the Company operated 120 funeral homes in 20 states. Funeral home revenues accounted for approximately 93% and 84% of the Company's net revenues for each of the years ended December 31, 1996 and 1997. The Company's funeral home operations are managed by a team of experienced death care industry professionals.

      The Company's funeral homes offer a complete range of services to meet family's funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and religious services, and transportation services. Most of the Company's funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location, which reduces transportation costs to the Company and inconvenience to the family.

      CEMETERY OPERATIONS. As of December 31, 1997, the Company operated 20 cemeteries in 10 states. Cemetery revenues accounted for approximately 7% and 16% of the Company's net revenues for each of the years ended December 31, 1996 and 1997.

    As a result of a growing number of potential cemetery acquisition candidates, the Company has made additional investments in the cemetery operations infrastructure. Beginning in the fourth quarter of 1996, experienced preneed marketing professionals were added at the national and regional levels. This investment in additional preneed marketing management allowed the Company to increase preneed sales at existing cemetery properties and positioned the Company to more effectively integrate future cemetery acquisitions. As of December 31, 1997, the Company employed a staff of approximately 144 advance planning representatives for the sale of interment rights and merchandise.

       The Company's cemetery products and services include interment services, the rights to interment in cemetery sites (including grave sites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights, memorials and installation, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise and perpetual care trusts.

      PRENEED PROGRAMS. In addition to sales of funeral merchandise and services, cemetery interment rights, cemetery merchandise and services at the time of need, the Company also markets funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish in advance the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the contract is signed rather than when the products and services are delivered. Preneed contracts permit families to eliminate the emotional strain of making death care plans at the time of need and enable the Company to establish a portion of its future market share. Proceeds from the sale of preneed funeral contracts are not recognized as revenues until the time the funeral service is performed. The Company sold 3,760 and 4,020 preneed funeral contracts in the years ended December 31, 1996 and 1997, respectively. At December 31, 1997, the Company had a backlog of 34,797 preneed funeral contracts to be delivered in the future.

      Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases.

      In addition to preneed funeral contracts, the Company also offers "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client, until the actual time of need. Preplanned funeral arrangements permit families to avoid the emotional strain of making death care plans at the time of need and enable a funeral home to establish relationships with clients that eventually lead to at-need sales.

      Preneed cemetery sales are usually financed by the Company through installment sale contracts, generally with terms of five years. Preneed sales of cemetery interment rights and other related services and merchandise are recorded as revenues when the contract is signed, with concurrent recognition of related costs. The Company always receives an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience. Preneed cemetery sales represented approximately 67% and 65% of the Company's net cemetery revenues for the years ended December 31, 1996 and 1997, respectively.

COMPETITION

      The acquisition environment in the death care industry is highly competitive. Four publicly held death care companies, Service Corporation International, The Loewen Group, Inc., Stewart Enterprises, Inc. and Equity Corporation International, are substantially larger than the Company and have significantly greater financial and other resources than the Company. In addition, a number of smaller companies are actively acquiring funeral homes and cemeteries. Prices for funeral homes and cemeteries have increased substantially in recent years, and, in some cases, competitors have paid acquisition prices substantially more than the prices offered by the Company. Accordingly, no assurance can be given that the Company will be successful in expanding its operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms.

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

      PRENEED FUNERAL TRUSTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred for the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over the expected timing of the performance of the services related to the preneed funeral sales. Since the Company does not have access to the trust fund principal or earnings, the related assets and liabilities are not reflected on the Company's balance sheet. In most states, the Company is not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which the Company defers until the service is provided. The aggregate balance of the Company's preneed funeral contracts held in trust was approximately $36.5 million and $52.9 million as of December 31, 1996 and 1997, respectively.

      PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. The Company is generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income earned is recognized in current revenues as trust earnings. These earnings are offset by any current period inflation costs accrued related to the merchandise and services that have not yet been provided. Liabilities for undelivered cemetery merchandise and services, including accruals for inflation increases, are reflected in the balance sheet net of the merchandise and service trust balance. The Company is permitted to withdraw the trust principal and the accrued income when the merchandise is purchased or service is provided by the Company or when the contract is canceled. The merchandise and service trust fund balances, in the aggregate, were approximately $1.1 million and $9.6 million as of December 31, 1996 and 1997, respectively.

      PERPETUAL CARE TRUSTS. In certain states, regulations require a portion (generally 10%), of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income earned is recognized in current revenues as trust earnings. While the Company is entitled to withdraw the income from its perpetual care trust to provide for the maintenance of the cemetery property and memorials, they are not entitled to withdraw any of the principal balance of the trust fund, and therefore, none of the principal balances are reflected in the Company's balance sheet. The Company's perpetual care trust balances were approximately $2.0 million and $8.4 million as of December 31, 1996 and 1997, respectively.

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

EMPLOYEES

      As of December 31, 1997, the Company and its subsidiaries employed 616 full-time employees, 523 part-time employees and 186 advance planning representatives. All of the Company's funeral directors and embalmers possess licenses required by applicable regulatory agencies. Management believes that its relationship with its employees is good. No employees of the Company or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

      At December 31, 1997, the Company operated 120 funeral homes and 20 cemeteries in 20 states. The Company owns the real estate and buildings of 89 of its funeral homes and all of its cemeteries and leases facilities in connection with 31 of its funeral homes. The 20 cemeteries operated by the Company cover a total of approximately 725 acres. The Company's inventory of unsold developed lots totaled approximately 44,000 and 80,000 at December 31, 1996 and 1997, respectively. In addition, approximately 359 acres, or approximately 50% of the total acreage, is available for future development. The Company does not anticipate any shortage of available space in any of its current cemeteries for the foreseeable future.

      The following table sets forth certain information as of December 31, 1997 regarding the Company's funeral homes and cemeteries by state:

                                               NUMBER OF
                                             FUNERAL HOMES
                                           -------------------
                 STATE                     OWNED     LEASED(1)     CEMETERIES
                                           -----     ---------     ----------
   Ohio................................      13          3              0
   California..........................      11          2              1
   Texas...............................      10(2)       1              3
   Kentucky............................       7          4              1
   Florida.............................       4          3              4
   South Carolina......................       5          0              4
   Idaho...............................       5(3)       0              3
   Kansas..............................       8          0              0
   Connecticut.........................       5          2              0
   Georgia.............................       3          3              0
   Michigan............................       4          2              0
   Illinois............................       0          5              1
   New Jersey..........................       3          2              0
   Tennessee...........................       3          1              1
   Indiana.............................       1          2              1
   North Carolina......................       1          1              1
   Alabama.............................       2          0              0
   Washington..........................       2          0              0
   Montana.............................       1          0              0
   Rhode Island........................       1          0              0
                                            ---        ---            ---
      Total(4).........................      89         31             20
                                            ===        ===            ===

   (1)The leases, with respect to these funeral homes, have remaining terms ranging from two to fifteen years, and the Company generally has a right of first refusal on any proposed sale of the property where these funeral homes are located.

   (2)One of these funeral homes is located on property contiguous to and operated in combination with a Company cemetery.

   (3)Two of these funeral homes are located on property contiguous to and operated in combination with Company cemeteries.

   (4)From January 1, 1998 through March 12, 1998, the Company has acquired one funeral home and one cemetery in California, one funeral home in Illinois, one funeral home in Kentucky and one funeral home in New England for an aggregate consideration of $8 million.

   The Company's corporate headquarters occupy approximately 19,700 square feet of leased office space in Houston, Texas.

       At December 31, 1997, the Company operated 465 vehicles, of which 388 were owned and 77 were leased.

       The specialized nature of the Company's business requires that its facilities be well-maintained. Management believes that this standard is met.


ITEM 3.  LEGAL PROCEEDINGS

       Certain of the funeral homes located in California that were acquired by the Company in early 1997, along with other death care providers, are defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. While the litigation is in the early stages, management, with advice of legal counsel, believes that there are adequate insurance coverages, indemnities and reserves such that the results of the litigation will not have a material effect on the Company's consolidated financial position or result of operations. Additionally, the Company and its subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company.

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

                 1996                           HIGH       LOW
                                               -------    -------
   Third Quarter (beginning August 9, 1996)..  $22.75     $14.25
   Fourth Quarter............................  $23.50     $18.375

                 1997

   First Quarter.............................  $26.00     $18.25
   Second Quarter............................  $22.75     $17.00
   Third Quarter.............................  $22.75     $16.25
   Fourth Quarter............................  $19.625    $16.50

      As of March 12, 1998, there were 6,530,827 shares of the Company's Class A Common Stock and 4,624,823 shares of the Company's Class B Common Stock outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of Common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 194 stockholders of record. The Company believes there are approximately 2,400 beneficial owners of the Class A Common Stock.

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

        From August 30, 1996 to May 31, 1997, the Company sold an aggregate of 517,197 shares of Class A Common Stock, valued at market prices, to the former owners of acquired funeral homes. Consideration for such shares consisted of ownership interests in funeral home businesses. The Company relied on an exemption under Section 4(2) of the Securities Act in effecting these transactions.

SELECTED FINANCIAL DATA

                                                                                       YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------------------
                                                                    1993            1994         1995          1996          1997
                                                                  --------        --------     --------     ---------     ---------
                                                                        (in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues, net:
Funeral ......................................................    $ 10,651        $ 17,368     $ 22,661     $  37,445     $  64,888
Cemetery .....................................................         614           1,036        1,576         2,903        12,533
                                                                  --------        --------     --------     ---------     ---------
Total net revenues ...........................................      11,265          18,404       24,237        40,348        77,421
                                                                  --------        --------     --------     ---------     ---------
Gross profit:
Funeral ......................................................         917           2,856        3,740         6,804        16,484
Cemetery .....................................................         143             158          250           362         2,899
                                                                  --------        --------     --------     ---------     ---------
Total gross profit ...........................................       1,060           3,014        3,990         7,166        19,383
General and administrative expenses ..........................         985           1,266        2,106         2,474         5,277
                                                                  --------        --------     --------     ---------     ---------
Operating income .............................................          75           1,748        1,884         4,692        14,106
Interest expense, net ........................................       1,745           2,671        3,684         4,347         5,889
                                                                  --------        --------     --------     ---------     ---------
Income (loss) before income taxes ............................      (1,670)           (923)      (1,800)          345         8,217
Provision for income taxes ...................................          -- (1)          40          694           138         3,726
                                                                  --------        --------     --------     ---------     ---------
Net income (loss) before extraordinary item                         (1,670)           (963)      (2,494)          207         4,491
Extraordinary item, net ......................................        --              --           --            (498)         (195)
                                                                  --------        --------     --------     ---------     ---------
Income (loss) after extraordinary item .......................      (1,670)           (963)      (2,494)         (291)        4,296
Preferred stock dividends ....................................        --              --           --             622           890
                                                                  --------        --------     --------     ---------     ---------
Net income (loss) available to common stockholders ...........    $ (1,670)       $   (963)    $ (2,494)    $    (913)    $   3,406
                                                                  ========        ========     ========     =========     =========
Earnings (loss) per share
Basic:
Continuing operations ........................................    $   (.66)(1)    $   (.38)    $   (.99)    $    (.09)    $     .35
Extraordinary item ...........................................        --              --           --            (.10)         (.02)
                                                                  --------        --------     --------     ---------     ---------
Basic earnings (loss) per share ..............................    $   (.66)       $   (.38)    $   (.99)    $    (.19)    $     .33
                                                                  ========        ========     ========     =========     =========
Diluted:
Continuing operations ........................................    $   (.66)(1)    $   (.38)    $   (.99)    $    (.09)    $     .34

Extraordinary item ...........................................        --              --           --            (.10)         (.02)
                                                                  --------        --------     --------     ---------     ---------
Diluted earnings (loss) per share ............................    $   (.66)       $   (.38)    $   (.99)    $    (.19)    $     .32
                                                                  ========        ========     ========     =========     =========
Weighted average number of common and
common equivalent shares outstanding:

Basic ........................................................       2,520 (1)       2,520        2,520         4,869        10,226
                                                                  ========        ========     ========     =========     =========
Diluted ......................................................       2,520 (1)       2,520        2,520         4,869        10,485
                                                                  ========        ========     ========     =========     =========
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period ...............................          25              34           41            76           120
Funeral services performed during period .....................       2,265           3,529        4,414         7,181        12,131
Preneed funeral contracts sold ...............................         644             762        2,610         3,760         4,020
Backlog of preneed funeral contracts .........................       5,170           6,855        8,676        22,925        34,797
Depreciation and amortization ................................    $    947        $  1,476     $  1,948     $   3,629     $   7,809
BALANCE SHEET DATA:
Working capital ..............................................    $   (142)       $  4,271     $  6,472     $   5,089     $   5,823
Total assets .................................................      28,784          44,165       61,746       131,308       277,940
Long-term debt, net of current maturities ....................      26,270          32,622       42,057        42,733       121,553
Redeemable preferred stock ...................................        --              --           --          17,251        13,951
Stockholders' equity (deficit) ...............................      (2,626)          3,429        9,151        57,043        98,565

(1)Prior to January 1, 1994, the Company consisted of three entities whose owners contributed their equity in these entities in exchange for 2,520,000 shares of common stock of the Company effective January 1, 1994. Accordingly, shares of common stock shown outstanding for these periods assume the exchange had taken place at the beginning of the periods presented. In 1993, the entities were subchapter S corporations, and taxes were the direct responsibility of the owners. Thus, the tax provision reflected above for this period is based on assumptions about what tax provisions (benefits) would have been if the Company had been a taxable entity. In the opinion of management, no pro forma tax provision (benefit) was appropriate for the period because the Company followed a policy of not recognizing the benefits associated with net operating losses during such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company became a public company during the third quarter of 1996, and achieved initial profitability for the fourth quarter of 1996. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. The Company entered 1997 with the goals (among others) of increasing cash flow from operations; increasing margins in the funeral home and cemetery sectors; substantially increasing the preneed sales and marketing activities; and filling critical personnel needs in the finance, corporate development and cemetery operations areas. The objective of these goals was to build the infrastructure and stability of the Company as it continues to pursue consolidation opportunities in the death care industry. These goals were met with success and the end result was profitability in each quarter of 1997, even though death rates were lower than expected in certain markets.

   Cash flow from operations, which the Company defines as earnings before interest, income taxes, and depreciation and amortization, increased, as a percentage of net revenues, from 22.6% for 1996 to 29.7% for 1997. This improvement was largely due to the increased gross profits at the individual locations, as general and administrative expenses on the same basis were comparable. Gross margins for the funeral homes increased from 18% in 1996 to 25% in 1997 as a result of margin management training for the managers and directors related to merchandising and memorialization and benefits from cost containment and clustering, where realizable. Improvements in cemetery gross profit margins were dramatic in 1997. Fueled by a doubling of the number of cemeteries during the year and the restructuring of the preneed sales function in late 1996, cemetery gross profit increased 700% while cemetery revenues increased 332%. As a percentage of cemetery net revenues, cemetery gross profit was 23% in 1997 compared to 12% in 1996. The Rolling Hills Cemetery, which was part of the CNM acquisition in early 1997, contributed 87% of the revenue increase for the year. Preneed sales and marketing efforts began to have a significant impact in the latter part of 1997, as revenues and gross profits from cemeteries owned at least one year increased 66% and 373%, respectively, in the fourth quarter compared to the same period in 1996.

   Beginning in late 1995, the Company began identifying infrastructure needs in anticipation of accelerating its acquisition activity. At the end of 1995, the Company owned 44 facilities. During 1996 and 1997, the Company acquired 45 and 54 facilities, respectively. In a deliberate and managed process, the Company increased personnel and related infrastructure as a function of the increase in the Company's revenue run rate. As a consequence, general and administrative expenses increased from $2.1 million in 1995 to $2.5 million in 1996 and to $5.3 million in 1997. The additional personnel filled critical roles in expanding the geographic coverage of both corporate development and preneed sales and marketing activities, as well as the financial, data processing and administrative functions needed to support the growing number of locations operating in a decentralized management fashion with timely financial and management information.

   During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of March 12, 1998, the Company has either acquired or has letters of intent to acquire 14 funeral homes and two cemeteries for an aggregate consideration of approximately $31 million. The Company believes its increased recognition in the death care industry as an established purchaser of funeral homes and cemeteries has improved its ability to attract potential acquisitions that are larger, strategic and accretive and its ability to finance its acquisitions with debt and equity.

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

RESULTS OF OPERATIONS

       The following table sets forth certain income statement data for the Company expressed as a percentage of net revenues for the periods presented:

                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                1995       1996        1997
                                               ------     ------     -------
      Total revenues, net.................     100.0%     100.0%      100.0%
      Total gross profit..................      16.5       17.8        25.0
      General and administrative expenses.       8.7        6.1         6.8
      Operating income....................       7.8       11.6        18.2
      Interest expense, net...............      15.2       10.8         7.6
      Net income (loss) before
        extraordinary item................     (10.3)       0.5         5.8


      The following table sets forth the number of funeral homes and cemeteries owned and operated by the Company for the periods presented:

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                       1995      1996      1997
                                                       ----      ----      ----

      Funeral homes at beginning of period ......        34        41        76
      Acquisitions ..............................         8        38        44
      Divestitures ..............................         1         3         0
                                                       ----      ----      ----
      Funeral homes at end of period ............        41        76       120
                                                       ====      ====      ====
      Cemeteries at beginning of period .........         3         3        10
      Acquisitions ..............................         0         7        10
      Divestitures ..............................         0         0         0
                                                       ----      ----      ----
      Cemeteries at end of period ...............         3        10        20
                                                       ====      ====      ====

The following is a discussion of the Company's results of operations for 1995, 1996 and 1997. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each year being compared are referred to as "existing operations". Operations acquired or opened during either year being compared are referred to as "acquired operations".

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations during the years ended December 31, 1996 and 1997:

                                       YEAR ENDED
                                       DECEMBER 31,                    CHANGE
                                   ---------------------       ----------------------
                                    1996           1997         AMOUNT        PERCENT
                                   -------       -------       --------       -------
                                                  (dollars in thousands)
Net revenues:
  Existing operations ...........  $25,042       $24,627       $   (415)        (1.7)%
  Acquired operations ...........   12,403        40,261         27,858           *
                                   -------       -------       --------
      Total net revenues ........  $37,445       $64,888       $ 27,443         73.3%
                                   =======       =======       ========
Gross profit:
  Existing operations ...........    4,396         5,675          1,279         29.1%
      Acquired operations .......    2,408        10,809          8,401           *
                                   -------       -------       --------
      Total gross profit ........    6,804        16,484          9,680        142.3%
                                   =======       =======       ========

-------------
      *Not meaningful.

      Due to the rapid growth of the Company, existing operations represented only 38% of the total funeral revenues and only 34% of the total funeral gross profit for the year ended December 31, 1997. Total funeral net revenues for the year ended December 31, 1997 increased $27.4 million or 73.3% over 1996. The higher net revenues reflect an increase of $27.9 million in net revenues from acquired operations and a decrease in net revenues of $415,000 or 1.7% from existing operations. The decrease in revenues for the existing operations primarily resulted from fewer funeral services being performed, which was partially offset by a 2.6% increase in the average revenue per funeral service. Fewer services were performed in 1997 primarily due to lower than usual seasonal death rates in certain of the Company's markets, especially in the East North Central region of the country where the Company has a large number of existing operations.

      Total funeral gross profit for the year ended December 31, 1997 increased $9.7 million or 142.3% over 1996. The higher total gross profit reflected an increase of $8.4 million from acquired operations and an increase of $1.3 million or 29.1% from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy, which were partially offset by lower revenues. Total gross profit increased from 18.2% for 1996 to 25.4% for 1997 due to these factors.

      CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the years ended December 31, 1996 and 1997.

                                      YEAR ENDED
                                      DECEMBER 31,                   CHANGE
                                  --------------------       -------------------
                                   1996         1997         AMOUNT      PERCENT
                                  ------       -------       ------      -------
                                               (dollars in thousands)

Total net revenues ........       $2,903       $12,533       $9,630       331.7%
                                  ======       =======       ======
Total gross profit ........       $  362       $ 2,899       $2,537       700.8%
                                  ======       =======       ======

   Due to the rapid growth of the Company, existing operations represented approximately 15% of cemetery revenues and approximately 9% of cemetery gross profit for the years ended December 31, 1997. As a result, the Company does not believe it is meaningful to present the results for existing and acquired operations separately.

   Total cemetery net revenues for the years ended December 31, 1997 increased $9.6 million or 331.7% over 1996 and total cemetery gross profit increased $2.5 million or 700.8% over 1996. Total gross margin increased from 12.5% for the year ended December 31, 1996 to 23.1% for the year ended December 31, 1997. These increases were due primarily to the Company's acquisition of ten cemeteries during 1997 and increased preneed marketing efforts.

       As a result of the acceleration of the Company's acquisition program beginning in 1996, the profit contribution from acquired properties exceeded that of existing operations even though most were not owned for the entire year. The acquisition and integration of these new properties received the majority of the corporate operations group's management focus during the year. During the fourth quarter of 1996, significant additional management resources were added to this group to provide assistance in increasing revenue and profit margins from existing ongoing operations and to more rapidly achieve targeted margins for acquired businesses.

      General and administrative expenses for the year ended December 31, 1997 increased $2.8 million or 113.3% over 1996 due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues was less than one percentage point as the expenses were spread over a larger volume of revenue.

      Interest expense for the year ended December 31, 1997 increased $1.5 million over 1996 principally due to increased borrowings for acquisitions. In August 1996, the Company utilized the net proceeds from its IPO and borrowings under a credit facility to repay the majority of its outstanding debts. In September 1997, the Company entered into a new credit facility for an increased line of credit. In connection with repayments of debt in both years, the Company recognized an extraordinary loss of approximately $498,000 and $195,000, net of income tax benefits of approximately $332,000 and $159,000, for the write-off of the deferred loan costs associated with the early retirement of debts, for the years ended December 31, 1996 and 1997, respectively. The new credit facility reflects substantially improved terms and reduced interest rates compared to the previous arrangements.

      During 1997, the Company issued approximately $20 million of redeemable preferred stock to fund a portion of its acquisition program. Dividends on this preferred stock are 4% per annum. Preferred dividends of $890,000 were subtracted from the $4.5 million of net income before extraordinary item in computing earnings attributable to common stockholders resulting in a net income before extraordinary item of $3.6 million for purposes of computing basic and diluted earnings per common share.

      For 1997, the Company provided for income taxes on income before income taxes and extraordinary item at a combined state and federal tax rate of 45.3%. The provision for income taxes for 1997 includes a one-time charge in the amount of $390,000 to revalue the historical deferred tax liability accounts because the Company's taxable income has grown at which the federal corporate tax rate increases from 34% to 35%. Amortization of names and reputations related to stock acquisitions, which is nondeductible, is the primary cause of the Company's effective rate exceeding 34%. Prior to 1997, the Company experienced net operating losses and the tax benefits associated with these net operating loss carryforwards were reserved. The Company continues to analyze the benefits associated with these losses and adjusts the valuation allowance as appropriate.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      The following table sets forth certain information regarding the net revenues and gross profit of the Company from its operations during the years ended December 31, 1995 and 1996:

                                        YEAR ENDED
                                        DECEMBER 31,              CHANGE
                                    -------------------     -------------------
                                      1995       1996        AMOUNT     PERCENT
                                    -------     -------     --------    -------
                                               (dollars in thousands)
 Net revenues:
   Existing operations ........     $21,482     $20,921     $   (561)     (2.6)%
   Acquired operations ........       2,755      19,427       16,672         *
                                    -------     -------     --------
     Total net revenues .......     $24,237     $40,348     $ 16,111      66.5%
                                    -------     -------     --------
Gross profit:
  Existing operations .........     $ 3,451     $ 3,481     $     30       0.9%
  Acquired operations .........         539       3,685        3,146         *
                                    -------     -------     --------
     Total gross profit .......     $ 3,990     $ 7,166     $  3,176      79.6%
                                    =======     =======     ========
--------
    *Not meaningful.

      Total net revenues for the year ended December 31, 1996 increased $16.1 million or 66.5% over 1995. The higher net revenues reflected an increase of $16.7 million in net revenues from acquired operations and a decrease in net revenues of $561,000 or 2.6% from existing operations. The decrease in net revenues for the existing operations primarily resulted from fewer funeral services being performed, which was partially offset by a 3.9% increase in the average revenue per funeral service. Fewer services were performed in 1996 due to the divestiture of three funeral homes and a longer than normal seasonal decline in the number of deaths in certain of the Company's markets. At December 31, 1996, the Company operated 10 cemeteries. The net revenues and gross profit of cemeteries represented less than eight percent of the Company's total operations.

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

      Interest expense for the year ended December 31, 1996 increased $663,000 over 1995 principally due to increased borrowings for acquisitions. In August 1996, the Company utilized the net proceeds from the IPO and borrowings under a credit facility to repay the majority of its outstanding debts. In connection with repayment of debt, the Company recognized an extraordinary charge of approximately $498,000, net of income tax benefit of approximately $332,000, to reflect the write-off of the deferred loan costs associated with the early retirement of debt. This credit facility contained substantially improved terms and reduced interest costs compared to the previous arrangements.

      During 1996, the Company issued approximately $18 million of redeemable preferred stock to fund a portion of its acquisition program. Dividends on the majority of this preferred stock range from 6-7% per annum. Preferred dividends of $622,000 were subtracted from the $207,000 of net income before extraordinary item in computing earnings attributable to common stockholders resulting in a net loss of $415,000 for purposes of computing earnings per common share.

      For 1996, the Company provided for income taxes (benefits) at a combined state and federal tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents totaled $6.1 million at December 31, 1997, representing an increase of $4.4 million from December 31, 1996. For the year ended December 31, 1997, cash provided by operations was $9.7 million as compared to $314,000 for the year ended December 31, 1996. The increase in cash provided by operations was due in part to the net income in 1997 compared to the net loss for 1996. Cash used in investing activities was $75 million for the year ended December 31, 1997 compared to $46 million in 1996, due primarily to the significant increase in acquisitions and construction of funeral facilities. In 1997, cash flow provided by financing activities amounted to approximately $70 million, primarily due to proceeds from long-term debt which were used to fund acquisitions. In 1996, cash flow provided by financing activities amounted to $40 million primarily due to the proceeds from the IPO.

      Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. The Company issued 977,736 shares of Class A Common Stock and approximately 20,000,000 shares of Series F Preferred Stock and paid $66 million in cash to fund acquisitions in 1997. As of December 31, 1997, the Company has 1,682,500 shares of Series D Preferred Stock and 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock and the Series F Preferred Stock is convertible into Class A Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon when such shares were issued. Commencing on the second anniversary of the completion of the IPO (August 8, 1998), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

      In conjunction with the closing of the IPO, the Company entered into a credit facility (the " Former Credit Facility") which provided for a $75 million revolving line of credit with both LIBOR and base rate interest options. In August 1996, the Company paid all of its outstanding indebtedness with the proceeds from the issuance of its Class A Common Stock in connection with the Company's IPO (see Note 7) and utilization of the Former Credit Facility. The Former Credit facility was unsecured with a term of three years and contained customary restrictive covenants, including a restriction on the payment of dividends on common stock, and required the Company to maintain certain financial ratios. During September 1997, the Company entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five-year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock and requires the Company to maintain certain financial ratios. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. In connection with repayment of debt in August 1996 and the retirement of debt issued with the New Credit Facility in September 1997, the Company recognized an extraordinary loss of approximately $498,000 and $195,000, net of income tax benefit of approximately $332,000 and $159,000 for the write-off of the deferred loan costs associated with the early retirement of debt for the years ended December 31, 1996 and 1997, respectively. At February 27, 1998 approximately $115 million was outstanding under the New Credit Facility.

    The holders of the Series F Preferred Stock are entitled to receive cash dividends at the annual rate initially of $.04 per share, with the annual rate increasing by 5% per year commencing January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock, as discussed above, then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock prior to December 31, 2007. The Series F Preferred Stock is convertible at each holder's option into an aggregate of 722,250 shares of Class A Common Stock based on the exercise price in effect at March 12, 1998.

      The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $10 million of capital expenditures during 1998, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the New Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for 1998. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be issued to fund acquisitions. As of March 12, 1998, approximately 1,500,000 shares remained available for issuance under this shelf registration. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financing may be required to maintain the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then existing financial condition of the Company.

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

YEAR 2000

   The Company's Information Systems management group is constantly reviewing the management and accounting software packages for internal accounting and information requirements to meet with the continued growth of the Company. In addition, the Company's staff has comprehensively considered existing systems and equipment that need to be changed as a result of the Year 2000 or so-called "Millennium Bug". The Company's staff has determined that some computer software will require upgrading. Based on current estimates, the costs related to these upgrades are immaterial. The Company is in contact with its vendors and customers and no major problem has been discovered to date.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days after the end of the last fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1  FINANCIAL STATEMENTS

      The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:
                                                                         PAGE
Report of Independent Public Accountants............................      25
Consolidated Balance Sheets as of December 31, 1996 and 1997........      26
Consolidated  Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..................................      27
Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended December 31, 1995, 1996 and 1997......................      28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995 1996 and 1997...................................      29
Notes to Consolidated Financial Statements..........................      30

(A)    2  FINANCIAL STATEMENT SCHEDULES

      The   following   Financial   Statement   Schedule  and  the  Report  of
Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                         PAGE
Report of Independent Public Accountants on Financial Statement
  Schedule..........................................................      44
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..........................................................      45

      All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(A) 3  EXHIBITS

      The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to the Company and payment of a reasonable fee.

             EXHIBIT
                 NO.                            DESCRIPTION

      3.1   --    Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit
                  3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

      3.2   --    Certificate of Amendment dated May 9, 1996. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

      3.3   --    Certificate of Decrease, reducing the authorized Series D
                  Preferred Stock. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

      3.4   --    Certificate of Decrease, reducing the authorized Series F
                  Preferred Stock. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

      3.5   --    Amended and Restated Bylaws of the Company. Incorporated
                  herein by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-05545).

      10.1  --    Loan Agreement between the Company and NationsBank of Texas,
                  N.A. dated September 9, 1997. Incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

      10.2  --    Agreement and Plan of Merger dated March 8, 1996 among
                  Carriage Funeral Services, Inc., Hennessy-Bagnoli Funeral
                  Home, Inc., Hennessy Funeral Home, Inc., Terrance P. Hennessy and Lawrence Bagnoli. Incorporated herein by reference to
                  Exhibit 10.9 to the Company's Registration Statement on Form
                  S-1 (File No. 333-05545).

      10.3  --    Real Property Purchase Agreement dated the Closing Date among
                  Hennessy-Bagnoli Funeral Home, Inc., Hennessy and Patricia
                  Hennessy, and Bagnoli and Brenda Bagnoli. Incorporated herein by reference to Exhibit 10.10 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05545).

      10.4  --    Stock Purchase Agreement dated January 4, 1996 among Carriage
                  Funeral Holdings, Inc., The Lusk Funeral Home, Incorporated and Gerald T. McFarland, Jr. Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on
                  Form S-1 (File No. 333-05545).

      10.5  --    Stock Purchase Agreement dated February 29, 1996 among
                  Carriage Funeral Holdings, Inc., James E. Drake Funeral Home,
                  Inc., and James E. Drake and Patricia A. Drake. Incorporated herein by reference to Exhibit 10.12 to the Company's
                  Registration Statement on Form S-1 (File No. 333-05545).

      10.6  --    Asset Purchase Agreement dated April 10, 1996 between CFS
                  Funeral Services, Inc. and SCI Texas Funeral Services, Inc.
                  Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No.
                  333-05545).

      10.7  --    Asset Purchase Agreement dated April 10, 1996 between CFS
                  Funeral Services, Inc. and SCI Funeral Services of Florida,
                  Inc. Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No.
                  333-05545).

      10.8  --    Asset Purchase Agreement dated April 10, 1996 between CFS
                  Funeral Services, Inc. and Fort Myers Memorial Gardens, Inc.
                  Incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
                  333-05545).

      10.9  --    Asset Purchase Agreement dated April 10, 1996 between CFS
                  Funeral Services, Inc. and SCI Funeral Services of Florida,
                  Inc. Incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No.
                  333-05545).

      10.10 -- Stock and Real Property Purchase Agreement dated March 29, 1996 among Carriage Funeral Holdings, Inc., Dwayne R. Spence Funeral Home, Inc., Dwayne R. Spence, Patricia Spence and James H. Sheridan. Incorporated herein by reference to Exhibit
                  10.17 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.11 -- Merger Agreement dated March 22, 1996 among Carriage Funeral Services, Inc., Carriage Funeral Services of Idaho, Inc., Merchant Funeral Home, Inc., Coeur d'Alene Memorial Gardens, Inc., Lewis Clark Memorial Park, Inc., Robert D. Larrabee, I. Renee Larrabee and Larrabee Land Company, Inc. Incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.12 -- Real Property Purchase Agreement dated March 22, 1996 among Carriage Funeral Services, Inc. and Larrabee Investments, L.L.C. Incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.13 -- Merger Agreement dated July 3, 1996 among Carriage Services, Inc., CSI Funeral Services of Connecticut, Inc., C. Funk & Son Funeral Home, Incorporated and Ronald F. Duhaime and Christopher J. Duhaime. Incorporated herein by reference to
                  Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.14 -- Merger Agreement dated July 3, 1996 among Carriage Services, Inc., CFS Funeral Services of Connecticut, Inc., O'Brien Funeral Home, Incorporated and Thomas P. O'Brien. Incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.15 -- Merger Agreement dated June 26, 1996 among Carriage Services, Inc., Carriage Funeral Services of South Carolina, Inc., Forest Lawn of Chesnee, Inc. and shareholders. Incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

      10.16 -- Merger Agreement dated October 17, 1996 among Carriage Services, Inc., Carriage Funeral Services of California, Inc., CNM and the shareholders of CNM. Incorporated herein by reference to Exhibit 10.22 to the Company's Current Report on Form 8-K/A dated January 7, 1997.

     *10.17 --    Asset Purchase Agreement dated November 13, 1997 among
                  Carriage Funeral Holdings, Inc., Sidun Funeral Group, Inc. and
                  Charles D. Sidun.

     *10.18 --    Merger Agreement dated November 19, 1997 among Carriage
                  Services, Inc., Carriage Services of Florida, Inc., Forest
                  Lawn/Evergreen Management Corp., Greg M. Brudnicki and Charles
                  E. Kent.

     *10.19 --    Asset Purchase Agreement dated November 19, 1997 among
                  Carriage Funeral Holdings, Inc., Kent-Thornton Funeral Home,
                  Inc., Greg Brudnicki, Charles Kent, Ricky Kent and Jane
                  Thornton.

     +10.20 --    Employment Agreement with Melvin C. Payne. Incorporated herein by reference to Exhibit 10.23 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05545).

     +10.21 --    Employment Agreement with Mark W. Duffey. Incorporated herein by reference to Exhibit 10.24 to the Company's Registration
                  Statement on Form S-1 (File No. 333-05545).

     +10.22 --    Employment Agreement with Russell W. Allen. Incorporated
                  herein by reference to Exhibit 10.25 to the Company's
                  Registration Statement on Form S-1 (File No. 333-05545).

     +10.23 --    Employment Agreement with Gary O'Sullivan. Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

     +10.24 --    Employment Agreement with Thomas C. Livengood. Incorporated herein by reference to Exhibit 10.27 to the Company's Annual
                  Report on Form 10-K for its fiscal year ended December 31, 1996.

     +10.25 --    Amended and Restated 1995 Stock Incentive Plan. Incorporated
                  herein by reference to Exhibit 10.23 to the Company's Annual
                  Report on Form 10-K for its fiscal year ended December 31, 1996.

     +10.26 --    Amended and Restated 1996 Stock Incentive Plan. Incorporated
                  herein by reference to Exhibit 10.24 to the Company's Annual
                  Report on Form 10-K for its fiscal year ended December 31, 1996.

     +10.27 --    Amended and Restated 1996 Directors' Stock Option Plan.
                  Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended
                  December 31, 1996.

     *11.1  --    Statement regarding computation of earnings per share.

     *21.1  --    Subsidiaries of the Company

     *27.1  --    Financial Data Schedule
__________________
(*) Filed herewith.
(+) Management contract or compensation plan.

(B)  REPORTS ON FORM 8-K

   The Company filed a Current Report on Form 8-K on January 21, 1997 with respect to its merger with the CNM Group on January 7, 1997. The Company also file a Current Report on Form 8-K/A on March 14, 1997 to include in the Form 8-K filed on January 21, 1997 the financial statements and pro forma financial information required by item 7.

   The Company filed a Current Report on Form 8-K on August 18, 1997 with respect to its acquisition of substantially all of the operating assets of McNary - Moore Funeral Service on August 1,1997. The Company also filed a Current Report on Form 8-K/A on October 14, 1997 to include in the Form 8-K filed on August 18, 1997 the financial statements and pro forma financial information required by item 7.

   The Company filed a Current Report on Form 8-K on October 10, 1997 with respect to its merger with Cemetery Enterprises, Inc. on September 25, 1997.

   The Company filed a Current Report on Form 8-K on November 26, 1997 with respect to its acquisition of substantially all of the operating assets of Sidun Funeral Group Inc. on November 13, 1997 and Kent-Thornton Funeral Home, Inc. on November 20, 1997, and its merger with Forest Lawn/Evergreen Management Corp. on November 20, 1997. The Company also filed a Current Report on Form 8-K/A on March 25, 1998 to include in the Form 8-K filed on November 26, 1997 the financial statements and pro forma financial information required by item 7.

   The Company filed a Current Report on Form 8-K on December 31, 1997 with respect to its acquisition of all of the outstanding shares of common stock of Johnson Mortuary and Crematory, Inc. on December 17, 1997. The Company also filed a Current Report on Form 8-K/A on March 25, 1998 to include in the Form 8-K filed on December 31, 1997 the financial statements and pro forma financial information required by item 7.

   The Company filed a Current Report on Form 8-K on March 23, 1998 with respect to its acquisition of all of the outstanding shares of common stock of Redgate Funeral Service Corporation on June 17, 1997.

   The Company filed a Current Report on Form 8-K on March 25, 1998 with respect to its merger with Barnett-Larkin-Brown Funeral Homes, Inc. on March 28, 1997.

   The Company filed a Current Report on Form 8-K on March 25, 1998 with respect to its acquisition of substantially all of the operating assets of Allen J. Harden Funeral Home, Inc. on June 20, 1997.

                                    SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 17, 1998.

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

      SIGNATURE                     TITLE                              DATE

/S/ MELVIN C. PAYNE       Chairman of the Board, Chief            March 26, 1998
    MELVIN C. PAYNE       Executive Officer and Director
                          (Principal Executive Officer)

/S/ MARK W. DUFFEY        President and Director                  March 26, 1998
    MARK W. DUFFEY

/S/ THOMAS C. LIVENGOOD   Executive Vice President, Chief         March 26, 1998
    THOMAS C. LIVENGOOD   Financial Officer and Secretary
                    (Principal Financial and Accounting Officer)

/S/ C. BYRON SNYDER       Director                                March 26, 1998
    C. BYRON SNYDER

/S/ ROBERT D. LARRABEE    Director                                March 26, 1998
    ROBERT D. LARRABEE

/S/ BARRY K. FINGERHUT    Director                                March 26, 1998
    BARRY K. FINGERHUT

/S/ STUART W. STEDMAN     Director                                March 26, 1998
    STUART W. STEDMAN

/S/ RONALD A. ERICKSON    Director                                March 26, 1998
    RONALD A. ERICKSON

/S/ MARK F. WILSON        Director                                March 26, 1998
    MARK F. WILSON

/S/ GREG M. BRUDNICKI     Director                                March 26, 1998
    GREG M. BRUDNICKI

                           CARRIAGE SERVICES, INC.
                        INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:                             ----

      Report of Independent Public Accountants.......................   25

      Consolidated Balance Sheets as of December 31, 1996 and 1997...   26

      Consolidated Statements of Operations for the Years Ended
        December 31, 1995, 1996 and 1997.............................   27

      Consolidated Statements of Changes in Stockholders' Equity
        for the Years Ended December 31, 1995, 1996 and 1997.........   28

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1995, 1996 and 1997.............................   29

      Notes to Consolidated Financial Statements.....................   30

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  The Stockholders' and Board of Directors of Carriage Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSON LLP

Houston, Texas
February 10, 1998

                           CARRIAGE SERVICES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               December 31,
                                                           ----------------------
                         ASSETS                              1996          1997
                                                           ---------    ---------
Current assets:
  Cash and cash equivalents ............................   $   1,712    $   6,126
  Accounts receivable-
   Trade, net of allowance for doubtful accounts
   of $530 in 1996 and
       $1,291 in 1997 ..................................       5,665       11,617
   Other ...............................................         673        1,295
                                                           ---------    ---------
                                                               6,338       12,912
  Inventories and other current assets .................       3,350        5,691
                                                           ---------    ---------
                     Total current assets ..............      11,400       24,729
                                                           ---------    ---------
Property, plant and equipment, at cost:
  Land .................................................       9,640       21,789
  Buildings and improvements ...........................      31,750       56,153
  Furniture and equipment ..............................       8,817       15,046
                                                           ---------    ---------
                                                              50,207       92,988

  Less-accumulated depreciation ........................      (4,095)      (7,123)
                                                           ---------    ---------
                                                              46,112       85,865
Cemetery property, at cost .............................       4,061       32,154
Names and reputations, net of accumulated amortization
  of $2,007 in 1996 and $4,480 in 1997 .................      62,568      118,099
Deferred charges and other non-current assets ..........       7,167       17,093
                                                           ---------    ---------
                                                           $ 131,308    $ 277,940
                                                           =========    =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .....................................   $   2,192    $   9,022
  Accrued liabilities ..................................       3,033        7,545
  Current portion of long-term debt and obligations
  under capital leases .................................       1,086        2,339
                                                           ---------    ---------
            Total current liabilities ..................       6,311       18,906
Preneed liabilities, net ...............................       3,664        7,403
Long-term debt, net of current portion .................      42,733      121,553
Obligations under capital leases, net of current portion         557        4,449
Deferred income taxes ..................................       3,749       13,113
                                                           ---------    ---------
            Total liabilities ..........................      57,014      165,424
                                                           ---------    ---------
Commitments and contingencies
Redeemable preferred stock .............................      17,251       13,951
Stockholders' equity:
  Class A Common Stock, $.01 par value; 40,000,000
   shares authorized; 3,990,000 and 6,454,000 issued
   and outstanding in 1996 and 1997, respectively ......          40           64
  Class B Common Stock; $.01 par value; 10,000,000
   shares authorized; 4,502,000 and 4,691,000 issued and
   outstanding in 1996 and 1997, respectively ..........          45           47
  Contributed capital ..................................      63,966      102,056

  Retained deficit .....................................      (7,008)      (3,602)
                                                           ---------    ---------
            Total stockholders' equity .................      57,043       98,565
                                                           ---------    ---------
                                                           $ 131,308    $ 277,940
                                                           =========    =========

  The accompanying notes are an integral part of these financial statements.

                           CARRIAGE SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1995        1996        1997
                                                --------    --------    --------
Revenues, net
  Funeral ...................................   $ 22,661    $ 37,445    $ 64,888
  Cemetery ..................................      1,576       2,903      12,533
                                                --------    --------    --------
                                                  24,237      40,348      77,421
Costs and expenses
  Funeral ...................................     18,921      30,641      48,404
  Cemetery ..................................      1,326       2,541       9,634
                                                --------    --------    --------
                                                  20,247      33,182      58,038
                                                --------    --------    --------
  Gross profit ..............................      3,990       7,166      19,383
General and administrative expenses .........      2,106       2,474       5,277
                                                --------    --------    --------
  Operating income ..........................      1,884       4,692      14,106
Interest expense, net .......................      3,684       4,347       5,889
                                                --------    --------    --------
Income (loss) before income taxes and
  extraordinary item ........................     (1,800)        345       8,217
Provision for income taxes ..................        694         138       3,726
                                                --------    --------    --------
  Net income (loss) before extraordinary item     (2,494)        207       4,491
Extraordinary item--loss on early
  extinguishment of debt, net of income
  tax benefit of $332 in 1996 and $159 in
  1997.......................................       --          (498)       (195)
                                                --------    --------    --------
  Net income (loss) .........................     (2,494)       (291)      4,296
Preferred stock dividend requirements .......       --           622         890
                                                --------    --------    --------
  Net income (loss) available to common
  stockholders ..............................   $ (2,494)   $   (913)   $  3,406
                                                ========    ========    ========
Basic earnings (loss) per share:
  Net income (loss) before extraordinary item   $   (.99)   $   (.09)   $    .35
  Extraordinary item ........................       --          (.10)       (.02)
                                                --------    --------    --------
  Net Income (loss) .........................   $   (.99)   $   (.19)   $    .33
                                                ========    ========    ========
Diluted earnings (loss) per share:

  Net income (loss) before extraordinary item   $   (.99)   $   (.09)   $    .34
  Extraordinary item ........................       --          (.10)       (.02)
                                                --------    --------    --------
  Net Income (loss) .........................   $   (.99)   $   (.19)   $    .32
                                                ========    ========    ========
 Weighted average number of common and
  common equivalent shares outstanding

    Basic ...................................      2,520       4,869      10,226
                                                ========    ========    ========
  Diluted ...................................      2,520       4,869      10,485
                                                ========    ========    ========

  The accompanying notes are an integral part of these financial statements.

                           CARRIAGE SERVICES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                                          Net
                                                                                           Contribute Unrealized Retained
                                               No. of         Preferred    No. of   Common   Capital     Gain    Earnings
                                               Shares           Stock      Shares    Stock  (Deficit)   (loss)  (Deficit)    Total
                                               -------         -------    -------    ----   ---------    ----    ------    --------
BALANCE - DECEMBER 31, 1994 ................     7,160         $    72      2,520    $ 25   $   6,992    $(59)   (3,601)      3,429
Net loss - 1995 ............................      --              --         --       --         --       --     (2,494)     (2,494)
Issuance of preferred
  stock ....................................     8,500              85       --       --        8,108     --       --         8,193
Unrealized
  net gain - available
  for sale securities ......................      --              --         --       --         --        23      --            23
                                               -------         -------    -------    ----   ---------    ----    ------    --------
BALANCE - DECEMBER 31, 1995 ................    15,660             157      2,520      25      15,100     (36)   (6,095)      9,151
Net loss - 1996 ............................      --              --         --       --         --       --       (291)       (291)
Issuance of preferred
  stock ....................................       555               5       --       --          540     --       --           545
Issuance of
  common stock .............................      --              --        3,947      40      47,942     --       --        47,982
Conversion of preferred
  stock to common stock ....................   (16,045)           (160)     1,980      20         140     --       --             0
Conversion of redeemable
  preferred stock to
  common stock .............................      --              --           39     --          522     --       --           522
Unrealized net gain -
  available for sale
  securities ...............................      --              --         --       --         --        36      --            36
Purchase treasury
  stock ....................................      (170)             (2)      --       --         (339)    --       --          (341)
Exercise of stock
  options ..................................      --              --            6     --           61     --       --            61
Preferred dividends ........................      --              --         --       --         --       --       (622)       (622)
                                               -------         -------    -------    ----   ---------    ----    ------    --------

BALANCE - DECEMBER 31, 1996 ................      --              --        8,492      85      63,966     --     (7,008)     57,043
Net income - 1997 ..........................      --              --         --       --         --       --      4,296       4,296
Issuance of common stock ...................      --              --          978      10      14,714     --       --        14,724
Conversion of redeemable
  preferred stock to
  common stock .............................      --              --        1,658      16      23,276     --       --        23,292
Purchase of treasury stock .................      --              --           (3)    --          (60)    --       --           (60)
Exercise of stock options ..................      --              --           20     --          160     --       --           160
Preferred dividends ........................      --              --         --       --         --       --       (890)       (890)
                                               -------         -------    -------    ----   ---------    ----    ------    --------
BALANCE  DECEMBER 31, 1997 .................      --           $  --       11,145    $111   $ 102,056    $  0    (3,602)   $ 98,565
                                               =======         =======    =======    ====   =========    ====    ======    ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                       1995               1996               1997
                                                                                     --------           --------           --------
Cash flows from operating activities:
  Net income (loss) .......................................................          $ (2,494)          $   (291)          $  4,296
  Adjustments to reconcile net income (loss) to
   net cash provided by
     Operating activities --
   Depreciation and amortization ..........................................             1,948              3,629              7,809
   Provision for losses on accounts receivable ............................               488                683              1,025
   Loss on early extinguishment of debt, net of
    income taxes ..........................................................              --                  498                195
   Deferred income taxes ..................................................               659                 54              2,230
  Changes in assets and liabilities net of
  effects from acquisitions:
       Increase in accounts receivable ....................................            (1,125)            (3,440)            (4,747)
       Decrease (increase) in inventories and
         other current assets .............................................               115               (465)            (1,203)
       Increase in other deferred charges .................................              (144)            (1,146)            (1,884)
       Increase (decrease) in accounts payable ............................                45              1,151              1,168
       Increase (decrease) in accrued liabilities .........................             1,461               (403)               422
       Increase (decrease) in preneed liabilities .........................                44                 44                371
                                                                                     --------           --------           --------
      Net cash provided by operating activities ...........................               997                314              9,661
Cash flows from investing activities:
  Acquisitions, net of cash acquired ......................................           (12,191)           (42,707)           (65,607)
  Disposition of businesses formerly owned ................................              --                  393               --
  Purchase of marketable securities available for sale ....................            (1,795)              --                 --
  Disposal of marketable securities available for sale ....................             5,312                976               --
  Purchase of property, plant and equipment ...............................            (3,019)            (4,630)            (9,163)
                                                                                     --------           --------           --------
      Net cash used in investing activities ...............................           (11,693)           (45,968)           (74,770)
Cash flows from financing activities:
  Proceeds from long-term debt ............................................            11,563             59,849             79,300
  Payments on long-term debt and obligations
   under capital leases ...................................................            (2,273)           (65,925)            (9,196)
  Proceeds from sale of preferred stock ...................................             8,192               --                 --
  Proceeds from issuance of common stock ..................................              --               47,694                566
  Preferred stock dividends ...............................................              --                 (622)              (890)
  Exercise of stock options ...............................................              --                   61                160
  Purchase of treasury stock ..............................................              --                 (341)               (60)
  Payment of deferred debt charges ........................................               (49)              (923)              (357)
                                                                                     --------           --------           --------
      Net cash provided by financing activities ...........................            17,433             39,793             69,523
Net increase (decrease) in cash and cash equivalents ......................             6,737             (5,861)             4,414
Cash and cash equivalents at beginning of year ............................               836              7,573              1,712
                                                                                     --------           --------           --------
Cash and cash equivalents at end of year ..................................          $  7,573           $  1,712           $  6,126
                                                                                     ========           ========           ========
Supplemental disclosure of cash flow information:
  Interest paid through issuance of new debt ..............................          $    644           $   --             $   --
                                                                                     ========           ========           ========
  Retirement of debt through issuance of stock ............................          $    500           $   --             $   --
                                                                                     ========           ========           ========
  Cash paid for interest ..................................................          $  3,127           $  4,466           $  5,477
                                                                                     ========           ========           ========
    Cash paid for income taxes ............................................          $   --             $   --             $  1,385
                                                                                     ========           ========           ========
  Retirement of debt through disposition of business ......................          $   --             $  2,642           $   --
                                                                                     ========           ========           ========
  Non-cash consideration for acquisitions .................................          $   --             $ 25,474           $ 33,412
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

FUNERAL AND CEMETERY OPERATIONS

   The Company records the sale of funeral merchandise and services upon performance of the funeral service. The Company records the sale of the right of cemetery interment or mausoleum entombment and related merchandise at the time of sale. The cost for cemetery merchandise and services sold, but not yet provided, is accrued as an expense at the same time the cemetery revenue is recognized. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of the Company. Accounts receivable-trade, net consists of approximately $4,977,000 and $7,245,000 of funeral receivables and approximately $688,000 and $4,372,000 of current cemetery receivables at December 31, 1996 and 1997, respectively. Non-current cemetery receivables, those payable after one year, are included in Deferred Charges and Other Non-current Assets on the Consolidated Balance Sheets.

PRENEED FUNERAL ARRANGEMENTS

   Preneed funeral sales are effected by deposits to a trust or purchase of a third-party insurance product. Since the Company does not have access to these funds, the sale is not recorded until the service is performed, nor generally, are the related assets and liabilities reflected on the Consolidated Balance Sheets. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed in order to offset inflation in cost to provide the service in the future. The preneed funeral trust assets were approximately $36,523,000 and $52,931,000 at December 31, 1996 and 1997, respectively, which in the opinion of management, exceed the future obligations under such arrangements. The type of instruments that the trusts may invest in are regulated by state agencies.

                         CARRIAGE SERVICES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   The following summary reflects the composition of the assets held in trust to satisfy the Company's future obligations under preneed funeral arrangements:

                                                                                       HISTORICAL       UNREALIZED
                                                                                       COST BASIS       GAIN (LOSS)      FAIR VALUE
                                                                                       -----------      -----------      -----------
                                                                                                       (IN THOUSANDS)
As of December 31, 1996 --
    Cash and cash equivalents ...................................................      $    16,022      $      --        $    16,022
    Fixed income investment contracts ...........................................            8,434             --              8,434
    Mutual funds, corporate
      bonds and stocks ..........................................................           11,965              102           12,067
                                                                                       -----------      -----------      -----------
       Total ....................................................................      $    36,421      $       102      $    36,523
                                                                                       -----------      -----------      -----------
 As of December 31, 1997
     Cash and cash
       equivalents ..............................................................      $    23,891      $      --        $    23,891
     Fixed income investment
       contracts ................................................................           10,638             --             10,638
     Mutual funds, corporate
       bonds and stocks .........................................................           17,960              442           18,402
                                                                                       -----------      -----------      -----------
        Total ...................................................................      $    52,489      $       442      $    52,931
                                                                                       -----------      -----------      -----------

CEMETERY MERCHANDISE AND SERVICE TRUST

   The Company is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by the Company upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recognized in current revenues as trust earnings accrue, net of current period inflation costs recognized related to the merchandise that has not yet been purchased. Merchandise and service trust fund balances, in the aggregate, were approximately $1,134,000 and $9,567,000 at December 31, 1996 and 1997, respectively, and are included in Preneed Liabilities, net on the accompanying Consolidated Balance Sheets.

PERPETUAL AND MEMORIAL CARE TRUST

   In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to the Company and recognized as revenue upon distribution. The perpetual and memorial care trust assets were approximately $2,002,000 and $8,408,000 at December 31, 1996 and 1997, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for the Company's cemeteries and mausoleums. The Company does not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying Consolidated Balance Sheets.

DEFERRED OBTAINING COSTS

   Deferred obtaining costs consist of sales commissions and other direct marketing costs applicable to preneed funeral sales, net of insurance commissions received. These costs are deferred and amortized in funeral costs and expenses over the expected timing of the performance of the services covered by the preneed funeral contracts.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, and all of the Company's investment securities are classified as available for sale securities. At December 31, 1996 and 1997, the Company had no gross unrealized gains (losses). The Company does not use derivative financial instruments or participate in hedging activities.

INVENTORY

   Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

NAMES AND REPUTATIONS

   The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Names and Reputations. Such amounts are amortized over 40 years. Many of the Company's acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The Company reviews the carrying value of Names and Reputations at least quarterly on a location-by-location basis to determine if facts and circumstances exist which would suggest that this intangible asset may be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the location and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value. At December 31, 1997, no impairment was deemed to have occurred.

   The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," as of January 1, 1996, and such adoption did not have a material impact on the Company's consolidated financial position or results of operations.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was $162,000 and $ 264,000 in 1996 and 1997, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

                                                YEARS
                                            -------------
        Buildings and improvements            15 to 40
        Furniture and fixtures                 7 to 10
        Machinery and equipment                5 to 10
        Automobiles                            5 to 7

INCOME TAXES

   The Company files a consolidated U.S. federal income tax return. The Company records deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.

EARNINGS PER COMMON SHARE

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

            Management believes that carrying value approximates fair value for cash and cash equivalents and marketable equity securities which are designated as available-for-sale. Additionally, its floating rate Credit Facility approximates its fair value. Management also believes that its redeemable preferred stock is stated at fair value.

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

BUSINESS SEGMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS No. 131 in 1998 and is evaluating the way segment information is reported.

2. ACQUISITIONS:

   During 1997, the Company acquired 44 funeral homes and 10 cemeteries through the purchase of stock and assets. In 1996, the Company acquired 38 funeral homes and 7 cemeteries through the purchase of stock and assets. These transactions have been accounted for utilizing the purchase method of accounting, and the results of operations of the acquired businesses have been included in the results of the Company from the respective dates of acquisition.

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

   The effect of the above acquisitions on the Consolidated Balance Sheets at December 31, 1996 and 1997 was as follows:

                                                         1996            1997
                                                      ---------       ---------
                                                          (IN THOUSANDS)
Current Assets .................................      $   3,532       $  11,909
Cemetery Property ..............................          3,610          28,276
Property, Plant and Equipment ..................         22,574          34,830
Deferred Charges and Other Non-current
Assets .........................................          1,542           1,597
Names and Reputations ..........................         43,139          55,013
Current Liabilities ............................         (1,025)         (1,631)
Debt ...........................................           --            (1,072)
Other Liabilities ..............................         (5,191)        (10,662)
                                                      ---------       ---------
                                                         68,181         118,260
Consideration:
Redeemable preferred stock issued ..............        (17,775)        (20,000)
Debt ...........................................         (6,582)        (18,210)
Preferred stock issued .........................           (555)           --
Cash acquired in acquisitions ..................           (274)           (556)
Common Stock issued ............................           (288)        (13,887)
                                                      ---------       ---------
   Cash used for acquisitions ..................      $  42,707       $  65,607
                                                      =========       =========

      The following table reflects, on an unaudited pro forma basis, the combined operations of the Company and the businesses acquired during 1996 and 1997 as if such acquisitions had taken place at the beginning of 1996. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated, that have resulted since the respective dates of acquisition or that may result in the future.

                                                      1996           1997
                                                    --------        -------
                                                  (UNAUDITED AND IN THOUSANDS)
Revenues, net ...............................       $ 95,169        $98,672
   Income (loss) before income taxes
     and extraordinary item .................         (1,686)         7,803
Net income (loss) available to common
   stockholders .............................         (2,157)         3,207
   Earnings (loss) per share
        Basic ...............................           (.44)           .31
      Diluted ...............................           (.44)           .31

3. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS:

      Deferred charges and other non-current assets at December 31, 1996 and 1997 were as follows (in thousands):

                                                           1996            1997
                                                         -------         -------
Agreements not to compete, net of
  accumulated amortization of
  $1,722 and $2,233 respectively ...............         $ 3,297         $ 4,034
Deferred debt expense, net of
  accumulated amortization of $78
  and $23, respectively ........................             511             324
Non-current cemetery and notes
  receivable ...................................           2,114           9,807
Deferred obtaining costs, net of
  accumulated amortization of $44
  and $253, respectively .......................           1,245           2,928
                                                         -------         -------
                                                         $ 7,167         $17,093
                                                         =======         =======

      The cost of agreements not to compete with former owners of businesses acquired are amortized over the term of the respective agreements, ranging from four to 10 years. Deferred debt expense is being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts. These cemetery receivables are recorded net of allowances for customer cancellations, refunds and bad debts.

4.  LONG-TERM DEBT:

      The Company's long-term debt consisted of the following at December 31 (in thousands):

                                                         1996            1997
                                                      ---------       ---------
Credit Facility, unsecured floating
 rate $150 million line, interest is
 due on a quarterly basis for prime
 borrowings and on the maturity dates
 of the eurodollar borrowings at the
 applicable eurodollar rate plus .50%
 to 1.25% (weighted average interest
 rate was 6.8772% for the quarter ended
 December 31, 1997), matures in
 September, 2002  ..............................      $    --         $ 107,500

Credit Facility, unsecured floating
 rate $75 million line, interest was
 due on a quarterly basis at prime to
 prime plus .25% or at the applicable
 eurodollar rate plus .75% to 2.0%  ............         36,500            --


Acquisition debt ...............................          6,395          10,817

Other ..........................................            574           5,219

Less-Current portion ...........................           (736)         (1,983)
                                                      ---------       ---------
                                                      $  42,733       $ 121,553
                                                      =========       =========

      In conjunction with the closing of the initial public offering (the "IPO") in August 1996, the Company entered into a Credit Facility (the "Former Credit Facility") which provided for a $75 million revolving line of credit with both LIBOR and base rate interest options. This Former Credit Facility was unsecured and was for a term of three years. During September 1997, the Company entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock and requires the Company to maintain certain financial ratios. The Company was in compliance with all covenants at December 31, 1997. In August 1996, the Company paid all of its outstanding indebtedness with the proceeds from the issuance of its Class A Common Stock in connection with the Company's IPO (see Note 7) and utilization of the Former Credit Facility. In connection with repayment of debt in August 1996 and the retirement of debt issued by the Former Credit Facility in September 1997, the Company recognized an extraordinary loss of approximately $498,000 and $195,000, net of income tax benefit of approximately $332,000 and $159,000 for the write-off of the deferred loan costs associated with the early retirement of debt for the years ended December 31, 1996 and 1997, respectively.

            Acquisition debt consists of deferred purchase prices, payable to sellers. The deferred purchase price notes bearing interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from 3 to 15 years.

            The aggregate maturities of long-term debt for the year ended December 31, 1998 and for the subsequent four years, are approximately $1,983,000, $2,021,000, $1,196,000, $1,193,000, and $108,744,000, respectively and $8,399,000 thereafter.

5. COMMITMENTS AND CONTINGENCIES:

LEASES

      The Company leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $951,000, $924,000 and $1,997,000 for 1995, 1996 and 1997, respectively.

      Assets acquired under capital leases are included in property, plant and equipment on the accompanying Consolidated Balance Sheets.

      At December 31, 1997 minimum lease payments were as follows:

                                                          MINIMUM LEASE PAYMENTS
                                                           ---------------------
                                                           OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Years ended December 31,
  1998 .................................................   $   1,792   $     679
  1999 .................................................       1,557       2,632
  2000 .................................................       1,099         230
  2001 .................................................         799         207
  2002 .................................................       1,449         198
Thereafter .............................................       2,181       2,716
                                                           ---------   ---------
Total minimum lease payments ...........................   $   8,877   $   6,662
                                                           =========

Less: amount representing interest .....................                   1,857
Less: current portion of obligations
under capital leases ...................................                     356
                                                                       ---------
Long-term obligations under capital
leases .................................................               $   4,449
                                                                       =========

AGREEMENTS AND EMPLOYEE BENEFITS

      The Company has entered into various employment agreements and agreements not to compete with key employees and former owners of businesses acquired. Payments for such agreements are not made in advance. These agreements are generally for one to ten years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the subsequent five years, are approximately $1,356,000, $1,342,000, $1,101,000, $924,000 and $845,000, respectively and $2,576,000 thereafter. In conformity with industry practice, these agreements are not included in the accompanying Consolidated Balance Sheets.

      The Company sponsors one defined contribution plan for the benefit of its employees. The expense for this plan has not been significant for the periods presented. In addition, the Company does not offer any other post-retirement or post-employment benefits.

LITIGATION

            Certain of the funeral homes located in California that were acquired by the Company in early 1997, along with other death care providers, are defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. While the litigation is in the early stages, management, with the advice of legal counsel, believes that there are adequate insurance coverages, indemnities and reserves such that the results of this litigation will not have a material effect on the Company's consolidated financial position or result of operations. Additionally, the Company is, from time to time, subject to routine litigation arising in the normal course of its business. Management, with the advice of legal counsel, similarly believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the Company's consolidated financial position or results of operations.

6. INCOME TAXES:

   The provision for income taxes for 1995, 1996 and 1997 consisted of:

                                                  1995        1996          1997
                                                  ----        ----        ------
Current:                                                 (IN THOUSANDS)
  U. S. Federal ..........................        $--         $--         $1,275
  State ..................................          35          84           759
                                                  ----        ----        ------
    Total current provision ..............          35          84         2,034
                                                  ----        ----        ------
Deferred:
  U. S. Federal ..........................         585          48         1,564
  State ..................................          74           6           128
                                                  ----        ----        ------
    Total deferred provision .............         659          54         1,692
                                                  ----        ----        ------
  Total income tax provision .............        $694        $138        $3,726
                                                  ====        ====        ======

   A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for 1995, 1996 and 1997 is as follows:


                                                1995         1996         1997
                                              ------       ------       ------
Federal statutory rate ..................      (34.0)%       34.0%        34.0%
Effect of state income taxes,
  net of  federal benefit at 34% ........       (6.0)         4.0          5.3
Effect of nondeductible
  expenses and other, net ...............        3.9         57.3         15.9
Effect of valuation
  allowance .............................       74.7        (55.3)       (14.5)
Effect of change in
  statutory rate ........................       --           --            4.6
                                              ------       ------       ------
                                                38.6%        40.0%        45.3%
                                              ======       ======       ======

   The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1996 and 1997 were as follows:

                                                         1996            1997
                                                       --------        --------
Deferred tax assets:                                        (IN THOUSANDS)

  Net operating loss carryforwards .............       $  2,369        $    510

  Reserves not currently deductible ............            200             509

  Accrued liabilities and other ................            104             701
  Amortization of non-compete
  agreements ...................................            387             816
                                                       --------        --------
                                                          3,060           2,536
Valuation allowance ............................         (1,442)           (268)
                                                       --------        --------
   Total deferred tax assets ...................       $  1,618        $  2,268
                                                       ========        ========
Deferred tax liability:
  Amortization and depreciation ................       $ (4,893)       $(12,814)
  Preneed assets, net ..........................           (170)         (1,670)
                                                       --------        --------
      Total deferred tax
        liabilities ............................       $ (5,063)       $(14,484)
                                                       --------        --------
Net deferred tax liability .....................       $ (3,445)       $(12,216)
                                                       ========        ========
Current net deferred asset .....................       $    304        $    897
Non-current net deferred liability .............         (3,749)        (13,113)
                                                       --------        --------
                                                       $ (3,445)       $(12,216)
                                                       ========        ========

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. The Company reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the NOL's will be realized. At December 31, 1997, the Company has approximately $584,000 of federal net operating loss ("NOL") carryforwards which will expire between 2009 and 2011, if not utilized, and $3,826,000 of state NOL carryforwards which will expire between the years 2000 and 2012, if not utilized. As a result of the IPO (see Note 7), there may be a limitation placed on the Company's utilization of its NOL's by Section 382 of the Internal Revenue Code in any one particular tax year. Deferred tax liabilities were recorded with respect to purchase accounting transactions during the year ended December 31, 1997 in the approximate amount of $7,218,000.

7. STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING

      On August 8, 1996 the Company completed its IPO of 3,910,000 shares of its Class A Common Stock at $13.50 per share for net proceeds of approximately $48 million, after selling commissions and related expenses of approximately $5 million. The net proceeds of the IPO were used to repay outstanding indebtedness of the Company. In connection with the IPO, the Company performed a recapitalization of its Common Stock into two classes of Common Stock (Class A and Class B), provided separate voting rights to each class and converted existing Common Stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders. The Series A, B and C Preferred Stocks automatically converted into Class B Common Stock upon closing of the IPO. Series D Preferred Stock remained outstanding after the IPO (see Note 8).

PREFERRED STOCK

      Prior to the IPO, the Company had three classes of preferred stock outstanding, Series A, B and C. These preferred stocks automatically converted into shares of Class B Common Stock at the effective date of the IPO (August 8, 1996).

TREASURY STOCK

      The Company purchased 3,292 shares of Class B Common Stock for $60,000 and 170,000 shares of Series B Preferred Stock for $341,000, during 1997 and 1996, respectively. Such shares have been canceled.

STOCK OPTION PLANS

      The Company has three stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Nonemployee Director Stock Option Plan (the "Directors' Plan").

      Options granted under the 1995 Plan have a ten year term. All options granted under the 1995 Plan prior to the IPO vest immediately, while substantially all of those issued in conjunction with and after the IPO vest over a four year period at 25% per year. Options issued under this plan prior to the Company's IPO are satisfied with shares of Class B Common Stock, but options issued after that date are satisfied with shares of Class A Common Stock. A total of 700,000 shares are reserved for issuance under the 1995 Plan of which 408,449 shares were outstanding at December 31, 1997.

      Options granted under the 1996 Plan and the Directors' Plan have ten year terms and vest 8.33% per year on the first through fourth anniversary dates of the grant date and 16.66% per year on the fifth through eighth anniversary dates of the grant date; provided, however, the options scheduled to vest in years 5-8 from the grant date (i.e., 66 2/3 of the total grant) vest immediately if the average of the daily high and low prices of the Class A Common Stock for 20 consecutive trading days exceeds $27.99 prior to the fourth anniversary of the grant date. A total of 600,000 shares of Class A Common Stock are reserved for issuance under the 1996 Plan and 200,000 shares of Class A Common Stock are reserved for issuance under the Directors' Plan. A total of 560,000 and 130,000 shares were outstanding under the 1996 Plan and Directors' Plan, respectively

      The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1995          1996           1997
                                           ---------     ---------     ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income (loss) available to
  common stockholders
  As reported .........................    $  (2,494)    $    (913)    $   3,406
Pro forma .............................       (2,721)       (1,122)        2,353
 Net income (Loss) per share
available to common
stockholders:
 Basic
   As reported ........................         (.99)         (.19)          .33
   Pro forma ..........................        (1.08)         (.23)          .23
 Diluted
   As reported ........................         (.99)         (.19)          .32
   Pro forma ..........................        (1.08)         (.23)          .22

      Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 1997, only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to the then fair market value of the Company's Common Stock as determined by the Board of Directors.

      A summary of the status of the plans at December 31, 1996 and 1997 and changes during the year ended is presented in the table and narrative below:

                                              YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                            1996                   1997
                                     --------------------   --------------------
                                      SHARES     WTD AVG.    SHARES     WTD AVG.
                                      (000)      EX PRICE    (000)      EX PRICE
                                     --------    --------   --------    --------
Outstanding at beginning of period         50        9.80        850    $  13.74
Granted ..........................        818        13.9        338       20.18
Exercised ........................         (5)      10.43        (23)      11.35
Canceled .........................        (13)      10.11        (65)      16.80
                                     --------               --------
Outstanding at end of year .......        850       13.74      1,100       15.40
                                     --------               --------
Exercisable at end of year .......         74       10.34        146       12.41
                                     --------               --------
Weighted average fair value of
options granted ..................   $   8.00        --     $   8.52        --

      All of the options outstanding at December 31, 1997 have exercise prices between $8.00and $24.75, with a weighted average exercise price of $15.40 and a weighted average remaining contractual life of 8.8 years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.67% and 6.45%; expected dividend yields of zero percent and zero percent; expected lives of ten years and five years; expected volatility of 30.45% and 35.90%.

REVERSE STOCK SPLIT

      On July 18, 1996, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation which authorized a one for two reverse stock split. The Consolidated Financial Statements were restated in 1996 as if the reverse stock split had occurred at the beginning of the earliest period presented. For each two shares of Class B Common Stock at $.01 par, the stockholder received one share of Class B Common Stock at $.01 par. Upon completion of the IPO, the Series A, B and C Preferred Stocks automatically converted into Class B Common Stock. The number of shares held by each Series A, B and C Preferred stockholder remained the same; however, the conversion prices for Class B Common Stock on those preferred shares doubled in conjunction with the above-mentioned reverse stock split. In addition, the exercise prices on outstanding stock options also doubled related to this reverse stock split, and the number of shares of Class B Common Stock covered by such options decreased by 50%.

8. REDEEMABLE PREFERRED STOCK:

      The Company has 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which approximately 17,253,000 and 1,682,500 shares were issued and outstanding at December 31, 1996 and 1997, respectively. As of December 31, 1997, these shares can be converted into Class A Common Stock at the rate of $15.50 per share. The holders of Series D Preferred Stock are entitled to receive preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly. Dividends are payable quarterly as long as the stock is outstanding. The Series D Preferred Stock is redeemable, in whole or in part, at the option of the Company, at any time during the period commencing with the second anniversary of the Company's IPO (August 8, 1998) and ending December 31, 2001. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

      Concurrent with every issuance of Series D Preferred Stock, irrevocable standby letters of credit, issued by a financial institution and guaranteed by the Company, were given to the holders (or designated beneficiaries) and can be drawn upon if certain events occur, including the following: the Company has failed to pay preferred stock dividends, the Company has failed to redeem the preferred stock shares on the designated mandatory redemption date or a liquidation, dissolution or winding up of affairs of the Company occurs. As of December 31, 1997, letters of credit of approximately $1,740,000 were outstanding relative to Series D Preferred Stock.

            During the first quarter of 1997, the Company issued approximately 20,000,000 shares of Series F Preferred Stock with a par value of $.01 per share to fund a portion of the acquisitions, of which 12,278,285 were outstanding at December 31, 1997. These shares are convertible into Class A Common Stock at the rate of $16.00 per share as of December 31, 1997, and increasing to $17.00 per share on January 1, 1998. The holders of the Series F Preferred Stock are entitled to receive preferential dividends at the amount of $.04 payable quarterly, increasing to five percent per year for the period January 1, 1998 until January 1, 2001, at which time the annual rate becomes fixed at $.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

9. EARNINGS PER SHARE:

   The following table sets forth the computation of the basic and diluted earnings (loss) per share for 1995, 1996 and 1997:

                                                  1995        1996        1997
                                                 -------    -------    --------
                                                   (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
Numerator:
    Net income (loss) before
      extraordinary item .....................   $(2,494)   $   207    $  4,491
    Extraordinary item .......................      --         (498)       (195)
                                                 -------    -------    --------
    Net income (loss) ........................    (2,494)      (291)      4,296
    Preferred stock dividends ................      --         (622)       (890)
                                                 -------    -------    --------
  Numerator for basic earnings per share
     - net income (loss) available to
     common stockholders .....................    (2,494)      (913)      3,406
  Effect of dilutive securities:
    Preferred stock dividends ................      --         --          --
                                                 -------    -------    --------
  Numerator for diluted earnings per
     share - net income available to
     common stockholders after assumed
     conversions .............................   $(2,494)   $  (913)   $  3,406

Denominator:
  Denominator for basic earnings per
     share - weighted-average shares .........     2,520      4,869      10,226
  Effect of dilutive securities:
   Stock options .............................      --         --           259
                                                 -------    -------    --------
  Denominator for diluted earnings per
     share - adjusted weighted-average
     shares and assumed conversions ..........     2,520      4,869      10,485

Basic earnings per share:
  Net income (loss) before extraordinary
   item ......................................   $  (.99)   $  (.09)   $    .35

  Extraordinary item .........................      --         (.10)       (.02)
                                                 -------    -------    --------
  Net income (loss) ..........................   $  (.99)   $  (.19)   $    .33
                                                 =======    =======    ========
Diluted earnings per share:
  Net income (loss) before extraordinary
   item ......................................   $  (.99)   $  (.09)   $    .34
  Extraordinary item .........................      --         (.10)       (.02)
                                                 -------    -------    --------
  Net income (loss) ..........................   $  (.99)   $  (.19)   $    .32
                                                 =======    =======    ========

10.         MAJOR SEGMENTS OF BUSINESS

   The Company conducts funeral and cemetery operations only in the United
States.

(IN THOUSANDS,  EXCEPT NUMBER OF
   OPERATING LOCATIONS)                        Funeral      Cemetery   Corporate  Consolidated
-----------------------------------------------------------------------------------------------
Revenues:
     1997 ................................   $   64,888   $   12,533   $     --      $   77,421
     1996 ................................       37,445        2,903         --          40,348
     1995 ................................       22,661        1,576         --          24,237
-----------------------------------------------------------------------------------------------
Income from operations:
     1997 ................................   $   16,484   $    2,899   $   (5,277)   $   14,106
     1996 ................................        6,804          362       (2,474)        4,692
     1995 ................................        3,740          250       (2,106)        1,884
-----------------------------------------------------------------------------------------------
Identifiable assets:
     1997 ................................      208,833       57,020       12,087       277,940
     1996 ................................      117,061        9,285        4,962       131,308
     1995 ................................       48,847        2,169       10,730        61,746
-----------------------------------------------------------------------------------------------
Depreciation and amortization:
     1997 ................................        5,195        1,454        1,160         7,809
     1996 ................................        2,863          129          637         3,629
     1995 ................................        1,609           72          267         1,948
-----------------------------------------------------------------------------------------------
Capital expenditures: (a)
     1997 ................................       34,858       34,653        2,758        72,269
     1996 ................................       24,737        5,073        1,004        30,814
     1995 ................................        4,530          100        1,116         5,746
-----------------------------------------------------------------------------------------------
Number of operating locations at year end:
     1997 ................................          120           20         --             140
     1996 ................................           76           10         --              86
     1995 ................................           41            3         --              44
-----------------------------------------------------------------------------------------------

   (a)Includes $2,727, $26,184 and $63,106 for the three years ended December 31, 1997, respectively, for purchases of property, plant and equipment and cemetery property of acquired businesses.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

   The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1996 and 1997 (in thousands, except per share data):

                                      FIRST       SECOND      THIRD      FOURTH
                                     --------    --------    --------    -------
                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
      1996 (A)
Revenues, net ....................   $  7,635    $  9,290    $ 10,145    $13,278
Gross profit .....................      1,670       1,719         994      2,783
Net income (loss) before
extraordinary item ...............       (193)       (468)       (414)     1,282
Extraordinary item ...............       --          --          (498)      --
Preferred stock dividend
requirements .....................         10          91         250        271
Net income (loss) ................       (203)       (559)     (1,162)     1,011
Basic earnings (loss) per
common share
   Continuing operations .........       (.08)       (.22)       (.11)       .12
   Extraordinary item ............       --          --          (.09)      --
                                     --------    --------    --------    -------
   Net income (loss) .............   $   (.08)   $   (.22)   $   (.20)   $   .12
                                     --------    --------    --------    -------
Diluted earnings (loss) per
common share
   Continuing operations .........   $   (.08)   $   (.22)   $   (.11)   $   .12
   Extraordinary item ............       --          --          (.09)      --
                                     --------    --------    --------    -------
   Net income (loss) .............   $   (.08)   $   (.22)   $   (.20)   $   .12
                                     --------    --------    --------    -------

          1997 (A)

Revenues, net ....................   $ 17,989    $ 19,061    $ 18,245    $22,126
Gross profit .....................      5,143       5,003       3,557      5,680
Net income before
  extraordinary item .............      1,825       1,489         347        830(b)
Extraordinary item ...............       --          --          (195)      --
Preferred stock dividend
  requirements ...................        363         174         176        177
Net income (loss) ................      1,462       1,315         (24)       653(b)
Basic earnings per common share:
   Continuing operations .........   $    .16    $    .13    $   0.02    $   .06(b)
   Extraordinary item ............       --          --         (0.02)      --
                                     --------    --------    --------    -------
   Net income ....................   $    .16    $    .13    $   --      $   .06(b)
                                     --------    --------    --------    -------
Diluted earnings per common share:
   Continuing operations .........   $    .16    $    .12    $   0.02    $   .06(b)

   Extraordinary item ............       --          --         (0.02)      --
                                     --------    --------    --------    -------
   Net income ....................   $    .16    $    .12    $   --      $   .06(b)
                                     --------    --------    --------    -------

(a) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to stock transactions which occurred during the periods presented.

(b) Includes a one-time charge of $390,000 (equivalent to $.04 per share) to revalue historical deferred tax accounts from 34% to 35%.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 10, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV,
Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                           CARRIAGE SERVICES, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                BALANCE       CHARGED TO                     BALANCE
                                                                               BEGINNING       COSTS AND                     END OF
             DESCRIPTION                                                        OF YEAR        EXPENSES       DEDUCTION       YEAR
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
     Allowance for bad debts and contract cancellations ................          $205          $  488          $388          $  305

Year ended December 31, 1996:
     Allowance for bad debts and contract cancellations ................          $305          $  683          $458          $  530

Year ended December 31, 1997:
     Allowance for bad debts and contract cancellations ................          $530          $1,025          $264          $1,291