Form 10-Q
period 1998-03-31
CARRIAGE SERVICES INC
filed 1998-05-01
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

--------------------------------------------------------------------------------
  X
--------------------------------------------------------------------------------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    76-0423828
(State or other jurisdiction of                         (I.R.S.
incorporation or organization)                 Employer Identification No.)


         1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX 77056 (Address of
                     principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 556-7400

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of April 24, 1998 was 6,868,595 and 4,289,555, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of
           December 31, 1997 and March 31, 1998                            3

        Consolidated Statements of Operations for the
           Three Months Ended March 31, 1997 and 1998                      4

        Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1997 and 1998                      5

        Notes to Consolidated Financial Statements                         6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             13

Signature                                                                 14

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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,  MARCH 31,
                                                                       1997        1998
                                                                    ---------   ---------
                             ASSETS                                             (UNAUDITED)

 Current assets:

      Cash and cash equivalents ....................................$   6,126   $     544
      Accounts receivable --
           Trade, net of allowance for doubtful accounts of
           $1,291 in 1997 and $1,170 in 1998 .......................   11,617      12,176
           Other ...................................................    1,295       2,042
                                                                    ---------   ---------
                                                                       12,912      14,218
      Inventories and other current assets .........................    5,691       6,153
                                                                    ---------   ---------
                Total current assets ...............................   24,729      20,915
                                                                    ---------   ---------

 Property, plant and equipment, at cost, net of accumulated

      depreciation of $7,123 in 1997 and $8,081 in 1998 ............   85,865      90,880
 Cemetery property, at cost ........................................   32,154      35,459
 Names and reputations, net of accumulated amortization of
      $4,480 in 1997 and $5,241 in 1998 ............................  118,099     121,588
 Deferred charges and other noncurrent assets ......................   17,093      18,469
                                                                    ---------   ---------
                                                                    $ 277,940   $ 287,311
--------------------------------------------------------------------=========   =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ..............................................$   9,022   $   3,993

     Accrued liabilities ...........................................    7,545       9,462
     Current portion of long-term debt and obligations under
     capital
          Leases ...................................................    2,339       2,116
                                                                    ---------   ---------
               Total current liabilities ...........................   18,906      15,571
Preneed liabilities, net ...........................................    7,403       7,154

Long-term debt, net of current portion .............................  121,553     131,323

Obligations under capital leases, net of current portion ...........    4,449       4,391
Deferred income taxes ..............................................   13,113      14,060
                                                                    ---------   ---------
               Total liabilities ...................................  165,424     172,499
                                                                    ---------   ---------
Commitments and contingencies

Redeemable preferred stock .........................................   13,951      13,951
Stockholders' equity:
     ClassA Common Stock, $.01 par value; 40,000,000
          shares Authorized;
          6,454,000 and 6,533,000 issued and
          outstanding atDecember 31, 1997 and March 31, 1998,
          respectively .............................................       64          66
     Class B Common Stock; $.01 par value; 10,000,000 shares
          Authorized; 4,691,000 and 4,625,000 issued and
          outstanding at December 31, 1997 and March 31, 1998,
          respectively .............................................       47          46
     Contributed capital ...........................................  102,056     101,855
     Retained deficit ..............................................   (3,602)     (1,106)
                                                                    ---------   ---------
               Total stockholders' equity ..........................   98,565     100,861
                                                                    ---------   ---------
                                                                    $ 277,940   $ 287,311
                                                                    =========   =========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                      --------------------------
                                                            1997          1998
                                                          -------       -------
Revenues, net
     Funeral .......................................       $15,288       $23,243
     Cemetery ......................................         2,701         4,875
                                                           -------       -------
                                                            17,989        28,118
Costs and expenses
     Funeral .......................................        10,620        15,833
     Cemetery ......................................         2,226         3,498
                                                           -------       -------
                                                            12,846        19,331
                                                           -------       -------
     Gross profit ..................................         5,143         8,787
General and administrative expenses ................         1,021         1,869
                                                           -------       -------
     Operating income ..............................         4,122         6,918
Interest expense, net ..............................         1,154         2,107
                                                           -------       -------
     Income before income taxes ....................         2,968         4,811
Provision for income taxes .........................         1,143         2,165
                                                           -------       -------
Net income .........................................         1,825         2,646

Preferred stock dividend requirements ..............           363           150
                                                           -------       -------
                                                             1,462         2,496
     Net income available to common
stockholders .......................................       $             $
                                                           =======       =======
Earnings per share:

     Basic .........................................       $   .16       $   .22
                                                           =======       =======
     Diluted .......................................       $   .16       $   .22
                                                           =======       =======
Weighted average number of common and
common equivalent shares outstanding:
      Basic ........................................         9,072        11,151
                                                           =======       =======
      Diluted ......................................        10,586        12,122
                                                           =======       =======

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                            FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                           ---------------------
                                                               1997       1998
                                                           ----------- ---------
Cash flows from operating activities:
  Net income .............................................  $  1,825   $  2,645
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities --
     Depreciation and amortization .......................     1,563      2,417
     Provision for losses on accounts receivable .........       270        420
     Deferred income taxes ...............................       445        947
     Changes in assets and liabilities, net of effects
     from acquisitions:
          Increase in accounts receivable ................    (1,233)    (2,604)
          Increase in inventories and other current assets      (476)      (397)
          Increase in other deferred charges .............      (319)    (1,247)
          Increase in accounts payable ...................     1,442        233
          Increase (decrease) in accrued liabilities .....      (377)     1,521
          Increase (decrease) in preneed liabilities .....       377       (303)
      Other, net .........................................      (737)      --
                                                              -------- ---------
               Net cash provided by operating activities .     2,780      3,632

Cash flows from investing activities:

  Acquisitions, net of cash acquired .....................   (33,437)    (6,252)
  Purchase of property, plant and equipment ..............    (1,242)    (4,372)
  Other, including disposition of assets .................     1,607       (171)
                                                              -------- ---------
               Net cash used in investing activities .....   (33,072)   (10,795)

Cash flows from financing activities:

  Proceeds from long-term debt ...........................    31,969      8,163
  Payments on long-term debt and obligations under capital
  leases .................................................      (327)    (6,459)
  Payment of preferred stock dividends ...................      (363)      (150)
  Exercise of stock options ..............................        28         55
  Payment of deferred debt charges and other .............      --          (28)
                                                              -------- ---------
               Net cash provided by financing activities .    31,307      1,581


Net increase (decrease) in cash and cash equivalents .....     1,015     (5,582)
Cash and cash equivalents at beginning of period .........     1,712      6,126
                                                              -------- ---------
Cash and cash equivalents at end of period ...............  $  2,727   $    544
                                                              ======== =========

Supplemental disclosure of cash flow information:
  Cash paid for interest .................................  $    889   $  2,001
                                                              ======== =========

  Cash paid for income taxes .............................  $   --     $    597
                                                              ======== =========


  Non-cash consideration for acquisitions ................  $ 25,571   $  2,056
                                                              ======== =========


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

    The information for the three months ended March 31, 1997 and 1998 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

2.  ACQUISITIONS

    During the three months ended March 31, 1998, the Company purchased four funeral homes and one cemetery. 22 funeral homes and two cemeteries were acquired during the three months ended March 31, 1997. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

    The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                                   MARCH 31,
                                                             -------------------
                                                               1997      1998
                                                             --------   -------
                                                               (IN THOUSANDS)

Current assets, net of cash acquired .....................  $  6,997   $   647
Cemetery property ........................................    18,845     2,305
Property, plant and equipment ............................    17,755     1,683
Deferred charges and other noncurrent assets .............       400       101
Names and reputations ....................................    25,685     3,837
Current liabilities ......................................    (4,119)     (211)
Other liabilities ........................................    (6,555)      (54)
                                                            --------   -------
     Total acquisitions ..................................    59,008     8,308
Consideration:
Debt .....................................................      --       2,056
Redeemable preferred stock issued ........................    20,000      --
Common stock issued ......................................     5,571      --

                                                            ========   =======
     Cash used for acquisitions ..........................  $ 33,437   $ 6,252
                                                            ========   =======

    The following table represents, on an unaudited pro forma basis, the combined operations of the Company and the above noted acquisitions, as if such acquisitions had occurred as of January 1, 1997. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions, however, these unaudited pro forma results are based on the acquired businesses' historical financial results and do not assume any additional profitability resulting from the application of the Company's revenue enhancement measures or cost reduction programs to the historical results of the acquired businesses. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1997         1998
                                                      -------      -------
                                                         (IN THOUSANDS,
                                                    EXCEPT PER SHARE DATA)
Revenues, net ...................................... $26,046      $28,439
Net income before income taxes .....................   2,723        4,783
Net income available to common stockholders ........   1,312        2,481
Earnings per common share:
     Basic .........................................    0.14         0.22
     Diluted .......................................    0.14         0.22


3.  DEBT

    In August 1996, the Company entered into a credit facility (the "Former Credit Facility") for a $75 million revolving line of credit. The Former Credit Facility provided for both LIBOR and base rate interest options. That facility was unsecured and was for a term of three years. During September, 1997, the Company entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. As of March 31, 1998, $115.6 million was outstanding under the line of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company became a public company during the third quarter of 1996. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. The Company entered 1997 with the goals (among others) of increasing cash flow from operations; increasing margins in its funeral home and cemetery operations; substantially increasing the preneed sales and marketing activities; and filling critical personnel needs in the finance, corporate development and cemetery operations areas. The objective of these goals was to build the infrastructure and stability of the Company as it continued to pursue consolidation opportunities in the death care industry. The Company successfully met these goals and achieved profitability in each quarter of 1997, even though death rates were lower than expected in certain markets. Many of the initiatives implemented during 1997 were in full effect during the first quarter of 1998, resulting in broadly higher revenue, gross profit and net earnings.

    Income from operations, which the Company defines as earnings before interest and income taxes, increased, as a percentage of net revenues, from 22.9% for the first quarter of 1997 to 24.6% for the first quarter of 1998. This improvement was largely due to the increased gross profits at the individual locations. Gross margins for the funeral homes increased from 28.7% (before including a gain on the sale of property) in the first quarter of 1997 to 31.9% in the first quarter of 1998, on an increase in revenue of 52%. Improvements in cemetery gross profit margins were fueled by a doubling of the number of cemeteries during 1997 and the continued expansion of the preneed sales function. As a percentage of cemetery net revenues, cemetery gross profit was 28.2% in first quarter of 1998 compared to 17.6% in the first quarter in 1997 on an increase in revenue of 80%. Preneed sales and marketing efforts began to have a significant impact in the latter part of 1997, as revenues and gross profits from cemeteries owned at least one year increased 105% and 1,160%, respectively, in the first quarter of 1998 compared to the same period in 1997.

    The Company has experienced significant growth since 1995, when it owned 44 facilities. During 1996 and 1997, the Company acquired 45 and 54 facilities, respectively. In a deliberate and managed process, the Company increased personnel and related infrastructure as a function of the increase in the Company's revenue run rate. The additional personnel filled critical roles in expanding the geographic coverage of both corporate development and preneed sales and marketing activities, as well as the financial, data processing and administrative functions needed to support the growing number of locations operating in a decentralized management fashion with timely financial and management information. The Company has also begun to allocate more of its resources to combination funeral home and cemetery acquisitions.

   During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of April 24 , 1998, the Company has either acquired or has letters of intent to acquire 24 funeral homes and four cemeteries for an aggregate consideration of approximately $80 million. The Company believes its increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries has improved its ability to attract potential acquisitions that are larger, strategic and accretive and its ability to finance its acquisitions with debt and equity.

RESULTS OF OPERATIONS

    The following is a discussion of the Company's results of operations for the three month period ended March 31, 1997 and 1998. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1998.

                                            THREE MONTHS ENDED
                                                MARCH 31,            CHANGE
                                            -----------------   ----------------
                                             1997       1998     AMOUNT  PERCENT
                                            -------   -------   -------   ------
                                                   (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .........    $12,606    $13,669    $1,063     8.4%
          Acquired operations .........      2,682      9,574     6,892       *
                                           ========   =======    ======    =====
             Total net revenues .......    $15,288    $23,243    $7,955    52.0%
                                           ========   =======    ======    =====
Gross profit:
          Existing operations .........    $ 3,679    $ 4,121    $  442    12.0%
          Acquired operations .........        989      3,289     2,300       *
                                           ========   =======    ======    =====

             Total gross profit .......      4,668    $ 7,410    $2,742    58.7%
                                           ========   =======    ======    =====
---------
*  Not meaningful.

    Due to the rapid growth of the Company, existing operations represented only 59% of the total funeral revenues and only 56% of the total funeral gross profit for the three months ended March 31, 1998. Total funeral net revenues for the three months ended March 31, 1998 increased $8.0 million or 52.0% over the three months ended March 31, 1997. The higher net revenues reflect an increase of $6.9 million in net revenues from acquired operations and an increase in net revenues of $1.1 million from existing operations.

    Total funeral gross profit for the three months ended March 31, 1998 increased $2.7 million or 58.7% over the comparable three months of 1997. The higher total gross profit reflected an increase of $2.3 million from acquired operations and an increase of $442,000 from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy. Total gross margin increased from 30.5% for the first quarter of 1997 to 31.9% for the first quarter of 1998 due to these factors. Included in the 30.5% gross margin for 1997 is a gain on the sale of property of $276,000, the exclusion of which would reduce funeral gross margin to 28.7% for the first quarter of 1997.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1998.

                                                  THREE MONTHS ENDED
                                           MARCH 31,                CHANGE
                                      ------------------      ------------------
                                       1997        1998       AMOUNT     PERCENT
                                      ------      ------      ------     -------
                                                  (DOLLARS IN THOUSANDS)

Total net revenues .............      $2,701      $4,875      $2,174    $  80.5%
                                      ======      ======      ======
Total gross profit .............      $  475      $1,377      $  902      189.9%
                                      ======      ======      ======

    Due to the rapid growth of the Company, existing operations represented approximately 35% of cemetery revenues and approximately 30% of cemetery gross profit for the three months ended March 31, 1998. As a result, the Company does not believe it is meaningful to present the results for existing and acquired operations separately.

    Total cemetery net revenues for the three months ended March 31, 1998 increased $2.2 million over the three months ended March 31, 1997, and total cemetery gross profit increased $902,000 over the comparable three months of 1997. Total gross margin increased from 17.6% for the three months ended March 31, 1997 to 28.2% for the three months ended March 31, 1998. These increases were due primarily to the Company's acquisition of ten cemeteries during 1997 and increased preneed marketing efforts.

    General and administrative expenses for the three months ended March 31, 1998 increased $848,000 or 83.1% over the first three months of 1997 due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues was less than one percentage point as the expenses were spread over a larger volume of revenue.

    Interest expense for the three months ended March 31, 1998 increased $953,000 over the first three months of 1997 principally due to increased borrowings for acquisitions. In September 1997, the Company entered into a new credit facility for an increased line of credit. The new credit facility reflects substantially improved terms and reduced interest rates compared to the previous arrangements.

    Preferred stock dividends of $150,000 were subtracted from the $2.6 million of net income in computing the net income available to common stockholders of $2.5 million for the three months ended March 31, 1998. The reduction in preferred stock dividends from 1997 to 1998 is due to conversions of the preferred stock to common stock.

    For the three months ended March 31, 1998, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 45% compared with 38.5% for the same period in 1997. The effective tax rate for the 1997 quarter included a 4.5% tax benefit for the utilization of prior year net operating losses.

 LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $0.5 million at March 31, 1998, representing a decrease of $5.6 million from December 31, 1997. For the three months ended March 31, 1998, cash provided by operations was $3.6 million as compared to cash provided by operations of $2.8 million for the three months ended March 31, 1997. The increase in net cash provided by operating activities was principally due to the increase in income from operations, which was partially offset by increases in accounts receivable and other deferred charges. Cash used in investing activities was $10.8 million for the three months ended March 31, 1998 compared to $33.1 million for the first three months of 1997, due primarily to a decrease in amounts paid in connection with acquisitions. In the first three months of 1998, cash flow provided by financing activities amounted to approximately $1.6 million, primarily due to proceeds from long term debt which were used to fund acquisitions.

    Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of March 31, 1998, the Company has 1,682,500 shares of Series D Preferred Stock and 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock and the Series F Preferred Stock is convertible into Class A Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. Commencing on the second anniversary of the completion of the Company's IPO (August 8, 1998), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

    The holders of the Series F Preferred Stock are entitled to receive cash dividends at the annual rate currently of $.042 per share, with the annual rate increasing by 5% per year commencing January 1, 1999 until January 1, 2001, at which time the annual rate becomes fixed at $0.0486 per share. On December 31, 2007, the Company must redeem all shares of Series F Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. The Company does not have the option to redeem any Series F Preferred Stock.

    During September 1997, the Company entered into a new credit facility for a $150 million revolving line of credit. The new credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the new credit facility is provided at both LIBOR and prime rate options. As of April 24, 1998, $120.8 million was outstanding under the line of credit.

    The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. In addition, the Company currently expects to incur less than $10 million of capital expenditures during 1998, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the new credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions. At the beginning of 1998, the Company had budgeted $85 million for its acquisition program in 1998. Due to increased acquisition activity in 1998, as of April 24, 1998, the Company has spent $13 million, has signed non-binding letters of intent for acquisitions totaling $67 million and has increased its estimate of acquisition spending for 1998 to $120 million. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

    The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

    Inflation has not had a significant impact on the results of operations of the Company.

YEAR 2000

    The Company's information systems management group is constantly reviewing the management and accounting software packages for internal accounting and information requirements to meet with the continued growth of the Company. In addition, the Company's staff has comprehensively considered existing systems and equipment that need to be changed as a result of the Year 2000 issues. The Company's staff has determined that some computer software will require upgrading. Based on current estimates, the costs related to these upgrades are immaterial. The Company is in contact with its vendors and customers and no major problem has been discovered to date.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1-- Amendment No. 1 dated April 24, 1998 to the Loan Agreement by and among the Company and NationsBank of Texas, N.A., dated
             September 9, 1997

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

                                             CARRIAGE SERVICES, INC.
    MAY 1, 1998                              /s/THOMAS C. LIVENGOOD
--------------------------------------       -----------------------------------
Date                                         Thomas C. Livengood, Executive Vice
                                             President and Chief Financial
                                             Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)