Form 10-Q
period 1998-06-30
CARRIAGE SERVICES INC
filed 1998-08-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -------------------------

                                    FORM 10-Q

(MARK ONE)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR
  [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

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

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of July 23, 1998 was 10,723,380 and 3,962,413, respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                     PAGE
                                                                  ---------
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1997 and June 30, 1998 ........................  3

      Consolidated Statements of Operations for the
         Three Months Ended June 30, 1997 and 1998 and the
         Six Months Ended June 30, 1997 and 1998 ....................  4

      Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1998 ....................  5

      Notes to Consolidated Financial Statements ....................  6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............  8

PART II - OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..... 14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................ 14

Signature ........................................................... 15


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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31,   JUNE 30,
                                                           1997         1998
                                                      -------------  ----------
                                                                     (UNAUDITED)
                       ASSETS

 Current assets:
      Cash and cash equivalents .....................  $   6,126     $  2,026
      Accounts receivable, net of allowances ........     12,912       14,317
      Inventories and other current assets ..........      5,691        6,338
                                                       ---------     --------
                Total current assets ................     24,729       22,681

 Property, plant and equipment, at cost, net of
    accumulated depreciation of $7,123 in 1997 and
    $9,044 in 1998 ..................................     85,865       97,936
 Cemetery property, at cost .........................     32,154       35,221
 Names and reputations, net of accumulated
    amortization of $4,480 in 1997 and $6,060 in
    1998 ............................................    118,099      134,644
 Deferred charges and other noncurrent assets .......     17,093       20,646
                                                       ---------     --------
                                                       $ 277,940     $311,128
                                                       =========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ...............................  $   9,022     $  3,024
     Other current liabilities ......................      9,884       10,262
                                                       ---------     --------
               Total current liabilities ............     18,906       13,286

Long-term debt, net of current portion ..............    121,553       87,062
Other liabilities ...................................     24,965       25,638
                                                       ---------     --------
               Total liabilities ....................    165,424      125,986

Redeemable preferred stock ..........................     13,951       13,951

Stockholders' equity:

     Common stock ...................................        111          146
     Contributed capital ............................    102,056      170,499
     Retained earnings (deficit) ....................     (3,602)         546
                                                       ---------     --------
               Total stockholders' equity ...........     98,565      171,191
                                                       ---------     --------
                                                       $ 277,940     $311,128
                                                       =========     ========

  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE THREE
                                                   MONTHS         FOR THE SIX MONTHS
                                                ENDED JUNE 30,       ENDED JUNE 30,
                                             -------------------  -------------------
                                                1997      1998       1997     1998
                                              --------  --------   --------  -------
Revenues, net
     Funeral ..............................   $15,631   $20,370   $30,919   $43,613
     Cemetery .............................     3,430     4,844     6,131     9,719
                                              -------   -------   -------   -------
                                               19,061    25,214    37,050    53,332
Costs and expenses
     Funeral ..............................    11,526    14,493    22,146    30,326
     Cemetery .............................     2,532     3,723     4,758     7,221
                                              -------   -------   -------   -------
                                               14,058    18,216    26,904    37,547
                                              -------   -------   -------   -------
     Gross profit .........................     5,003     6,998    10,146    15,785
General and administrative expenses .......     1,166     1,751     2,187     3,620
                                              -------   -------   -------   -------
     Operating income .....................     3,837     5,247     7,959    12,165
Interest expense, net .....................     1,416     2,044     2,570     4,151
                                              -------   -------   -------   -------
     Income before income taxes ...........     2,421     3,203     5,389     8,014
Provision for income taxes ................       932     1,400     2,075     3,565
                                              -------   -------   -------   -------
Net income ................................     1,489     1,803     3,314     4,449
Preferred stock dividend requirements .....       174       151       537       301
                                              -------   -------   -------   -------
     Net income available to common
       stockholders .......................   $ 1,315   $ 1,652   $ 2,777   $ 4,148
                                              =======   =======   =======   =======

Earnings per share:
     Basic ................................   $   .13   $   .13   $   .28   $   .35
                                              =======   =======   =======   =======
     Diluted ..............................   $   .12   $   .13   $   .28   $   .34
                                              =======   =======   =======   =======

Weighted average number of common
  and common equivalent shares outstanding:


     Basic ................................    10,484    12,393     9,782    11,775
                                              =======   =======   =======   =======
     Diluted ..............................    10,722    12,881    10,062    12,874
                                              =======   =======   =======   =======

  The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                            FOR THE SIX MONTHS
                                                               ENDED JUNE 30,
                                                          ---------------------
                                                              1997        1998
                                                            -------     -------
Cash flows from operating activities:
   Net income ..........................................   $  3,314    $  4,449
   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization ....................      3,651       4,844
      Provision for deferred income taxes ..............      1,518       1,118
      Other, net .......................................       (583)        830
      Changes in assets and liabilities, net of
        effects from acquisitions:
      (Increase) in accounts receivables ...............     (1,302)     (4,075)
      (Increase) in other assets .......................     (1,277)     (2,836)
      Increase (decrease) in payables and other
        liabilities ....................................      1,331         (61)
                                                           --------    --------
               Net cash provided by operating
                 activities ............................      6,652       4,269

Cash flows from investing activities:

  Acquisitions, net of cash acquired ...................    (39,226)    (24,401)
  Capital expenditures .................................     (3,451)     (8,354)
  Other, including disposition of assets ...............        927        (201)
                                                           --------    --------
               Net cash used in investing activities ...    (41,750)    (32,956)

Cash flows from financing activities:

  Proceeds from long-term debt .........................     36,434       8,200
  Payments on long-term debt and obligations under
    capital leases .....................................       (679)    (51,938)
  Proceeds from issuance of common stock ...............       --        68,495

  Payment of preferred stock dividends .................       (537)       (301)

  Other, net ...........................................         41         131
                                                           --------    --------
               Net cash provided by financing
                 activities ............................     35,259      24,587

Net increase (decrease) in cash and cash equivalents ...        161      (4,100)
Cash and cash equivalents at beginning of period .......      1,712       6,126
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  1,873    $  2,026
                                                           ========    ========

Supplemental disclosure of cash flow information:

  Cash paid for interest ...............................   $  2,137    $  4,548
                                                           ========    ========
  Cash paid for income taxes ...........................   $   --      $  3,195
                                                           ========    ========
  Non-cash consideration for acquisitions ..............   $ 27,010    $  3,144
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

   The information for the three and six months ended June 30, 1997 and 1998 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.


2. ACQUISITIONS

   During the six months ended June 30, 1998, the Company purchased 11 funeral homes and one cemetery. 26 funeral homes and two cemeteries were acquired during the six months ended June 30, 1997. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                           JUNE 30,
                                                    ----------------------
                                                      1997          1998
                                                    -------       --------
                                                        (IN THOUSANDS)
Current assets, net of cash acquired .............  $  7,347      $    888
Cemetery property ................................    18,845         2,305
Property, plant and equipment ....................    20,388         6,017
Deferred charges and other noncurrent assets .....       550           352
Names and reputations ............................    31,162        18,478
Current liabilities ..............................      (560)         (255)
Other liabilities ................................   (11,496)         (240)
                                                    --------      --------
     Total acquisitions ..........................    66,236        27,545

Consideration:

Debt .............................................      --           3,144

Redeemable preferred stock issued ................    20,000          --

Common stock issued ..............................     7,010          --
                                                    ========      ========
     Cash used for acquisitions ..................  $ 39,226      $ 24,401
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

                                                   SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                      1997          1998
                                                     -------       -------
                                                 (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)

Revenues, net ...................................    $54,651      $56,036
Net income before income taxes ..................      3,652        8,017
Net income available to common stockholders .....      1,589        4,108
Earnings per common share:
     Basic ......................................       0.16         0.35
     Diluted ....................................       0.16         0.34

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of death care services and products in the United States. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. The Company entered 1997 with the goals (among others) of increasing cash flow from operations; increasing margins in its funeral home and cemetery operations; substantially increasing the preneed sales and marketing activities; and filling critical personnel needs in the finance, corporate development and cemetery operations areas. The objective of these goals was to build the infrastructure and stability of the Company as it continued to pursue consolidation opportunities in the death care industry. The Company successfully met these goals and achieved profitability in each quarter of 1997, even though death rates were lower than expected in certain markets. Many of the initiatives implemented during 1997 were in full effect during the first six months of 1998, resulting in broadly higher revenue, gross profit and net earnings.

   Income from operations, which the Company defines as earnings before interest and income taxes, increased 37% and 53% for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. As a percentage of net revenues, income from operations increased from 21.5% for the first six months of 1997 to 22.8% for the first six months of 1998 and from 20.1% for the second quarter of 1997 to 20.8% for the second quarter of 1998. The improvements were largely due to the increased gross profits at the individual locations. Gross margins for the funeral homes increased from 27.5% (before including a gain on the sale of property) in the first six months of 1997 to 30.5% in the first six months of 1998 and from 26.3% for the second quarter of 1997 to 28.9% for the second quarter of 1998, on increases in revenue of 41.1% and 30.3%, respectively. Improvements in cemetery gross profit margins were fueled by a doubling of the number of cemeteries during 1997 and the continued expansion of the preneed sales function. As a percentage of cemetery net revenues, cemetery gross profit was 25.7% in first six months of 1998 compared to 22.4% in the first six months in 1997 on an increase in revenue of 58.5%. Increased preneed sales and marketing efforts have had a significant impact beginning in the fourth quarter of 1997 and continuing in 1998, as revenues and gross profits from cemeteries owned at least one year increased 86.3% and 1,056.6%, respectively, in the first six months of 1998 compared to the same period in 1997.

The Company has experienced significant growth since 1995, when it owned 44 facilities. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of July 23, 1998, the Company has either acquired or has letters of intent to acquire 43 funeral homes and four cemeteries for an aggregate consideration of approximately $108 million. The Company believes its increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries has improved its ability to attract potential acquisitions that are larger, strategic and accretive and its ability to finance its acquisitions with debt and equity. The Company has also begun to allocate more of its resources to combination funeral home and cemetery acquisitions.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1997 and 1998. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

                                       THREE MONTHS ENDED
                                            JUNE  30,              CHANGE
                                      --------------------  --------------------
                                          1997       1998      AMOUNT   PERCENT
                                      ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ......    $15,408    $15,253    $  (155)    (1.0%)
          Acquired operations ......        223      5,117      4,894        *
                                        -------    -------    -------
            Total net revenues .....    $15,631    $20,370    $ 4,739      30.3%
                                        =======    =======    =======
Gross profit:
          Existing operations ......    $ 4,103    $ 4,608    $   505      12.3%
          Acquired operations ......          2      1,269      1,267        *
                                        -------    -------    -------
            Total gross profit .....    $ 4,105    $ 5,877    $ 1,772      43.2%
                                        =======    =======    =======

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

                                        SIX MONTHS ENDED
                                            JUNE 30,               CHANGE
                                      --------------------  --------------------
                                        1997       1998      AMOUNT    PERCENT
                                      ---------  ---------  ---------  ---------
                                                (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ......   $24,103    $25,063    $   960     4.0%
          Acquired operations ......     6,816     18,550     11,734      *
                                       -------    -------    -------
            Total net revenues .....   $30,919    $43,613    $12,694    41.1%
                                       =======    =======    =======
Gross profit:
          Existing operations ......   $ 6,451    $ 7,210    $   759    11.8%
          Acquired operations ......     2,322      6,077      3,755      *
                                       -------    -------    -------
            Total gross profit .....   $ 8,773    $13,287    $ 4,514    51.5%
                                       =======    =======    =======

---------
*  Not meaningful.

   Due to the rapid growth of the Company, existing operations represented only 74.9% of the total funeral revenues and only 78.4% of the total funeral gross profit for the three months ended June 30, 1998 and only 57.5% of the total funeral revenues and 54.3% of the total funeral gross profit for the six months ended June 30, 1998. Total funeral net revenues for the three months ended June 30, 1998 increased $4.7 million or 30.3% over the three months ended June 30, 1997. The higher net revenues reflect an increase of $4.9 million in net revenues from acquired operations and a decrease in net revenues of $0.2 million from existing operations. Total funeral net revenues for the six months ended June 30, 1998 increased $12.7 million or 41.1% over the six months ended June 30, 1997. The higher net revenues reflect an increase of $11.7 million in net revenues from acquired operations and an increase in net revenues of $1.0 million from existing operations.

   Total funeral gross profit for the three months ended June 30, 1998 increased $1.8 million or 43.2% over the comparable three months of 1997. The higher total gross profit reflected an increase of $1.3 million from acquired operations and an increase of $ 0.5 million from existing operations. Total funeral gross profit for the six months ended June 30, 1998 increased $4.5 million or 51.5% over the comparable six months of 1997. The higher total gross profit reflected an increase of $3.7 million from acquired operations and an increase of $0.8 million from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy. Total gross margin increased from 26.3% for the second quarter of 1997 to 28.9% for the second quarter of 1998 and from 28.4 % for the first six months of 1997 to 30.5% for the first six months of 1998 due to these factors.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

                                        THREE MONTHS ENDED
                                             JUNE 30,              CHANGE
                                       --------------------   ------------------
                                           1997       1998     AMOUNT   PERCENT
                                      ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .......     $3,429     $3,905     $  476    13.9%
          Acquired operations .......          1        939        938      *
                                         -------    -------    -------
            Total net revenues ......     $3,430     $4,844     $1,414    41.2%
                                          ======     ======     ======
Gross profit:
          Existing operations .......     $  897     $1,075     $  178    19.8%
          Acquired operations .......          1         46         45      *
                                         -------    -------    -------
            Total gross profit ......     $  898     $1,121     $  223    24.8%
                                          ======     ======     ======


---------
*  Not meaningful.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

                                   SIX MONTHS ENDED
                                       JUNE 30,                  CHANGE
                                ---------------------     ---------------------
                                 1997         1998        AMOUNT      PERCENT
                               --------     --------    ---------    ---------
                                            (DOLLARS IN THOUSANDS)

Total net revenues ..........    $6,131       $9,719       $3,588       58.5%
                                 ======       ======       ======
Total gross profit ..........    $1,373       $2,498       $1,125       81.9%
                                 ======       ======       ======

   Due to the acquisition of relatively significant cemetery properties during the first quarter of 1997, existing operations represented 80.6% of cemetery revenues and 95.9% of cemetery gross profit for the three months ended June 30, 1998 and yet only 35.2% of cemetery revenues and 29.5% of cemetery gross profit for the six months ended June 30, 1998. As a result, the Company does not believe it is meaningful to present the results for existing and acquired operations separately for the six months ended June 30, 1997 and 1998.

   Total cemetery net revenues for the three months ended June 30, 1998 increased $1.4 million over the three months ended June 30, 1997 and total cemetery gross profit increased $223,000 over the comparable three months of 1997. The higher net revenues reflect an increase of $0.9 million in net revenues from acquired operations and an increase of $0.5 million in revenues from existing operations. Total cemetery net revenues for the six months ended June 30, 1998 increased $3.6 million over the six months ended June 30, 1997, and total cemetery gross profit increased $ 1.1 million over the comparable six months of 1997. Total gross margin increased from 22.4% for the six months ended June 30, 1997 to 25.7 % for the six months ended June 30, 1998. These increases were due primarily to the Company's acquisition of ten cemeteries during 1997 and increased preneed marketing efforts. Total gross margin decreased from 26.2% for the three months ended June 30, 1997 to 23.1% for the three months ended June 30, 1998 primarily due to an exceptional performance of Rolling Hills Memorial Park in California during the second quarter of 1997.

   OTHER.

   General and administrative expenses for the six months ended June 30, 1998 increased $1.4 million or 65.5% over the first six months of 1997 due primarily to the increased personnel expense necessary to support the Company's growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues was less than one percentage point as the expenses were spread over a larger volume of revenue.

   Interest expense for the six months ended June 30, 1998 increased $1.6 million over the first six months of 1997 principally due to increased borrowings for acquisitions subsequent to June 30, 1997. Partially offsetting the increased borrowings for acquisitions are the effects of a new credit facility, which reflects substantially improved terms and reduced interest rates compared to the previous arrangements and proceeds from the Company's sale of common stock during May 1998, which were used to reduce outstanding debt.

   Preferred stock dividends of $301,000 were subtracted from the $4.4 million of net income in computing the net income available to common stockholders of $4.1 million for the six months ended June 30, 1998. The reduction in preferred stock dividends from 1997 to 1998 is due to conversions of the preferred stock to common stock.

   For the six months ended June 30, 1998, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 44.5% compared with 38.5% for the same period in 1997. The effective tax rate for the first six months in 1997 included a 4.5% tax benefit for the utilization of prior year net operating losses, net of other tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $2.0 million at June 30, 1998, representing a decrease of $4.1 million from December 31, 1997. For the six months ended June 30, 1998, cash provided by operations was $4.3 million as compared to cash provided by operations of $6.7 million for the six months ended June 30, 1997. The decrease in net cash provided by operating activities was principally due to the increases in accounts receivable, deferred charges and other assets, which was partially offset by an increase in income from operations. Cash used in investing activities was $33.0 million for the six months ended June 30, 1998 compared to $41.8 million for the first six months of 1997, due primarily to a decrease in amounts paid in connection with acquisitions.

   In the first six months of 1998, cash flow provided by financing activities amounted to approximately $24.6 million, primarily due to the net proceeds generated from the Company's secondary equity offering and repayments of long-term debt, during the second quarter of 1998. On May 28, 1998, the Company completed the sale of 3,000,000 shares of the Company's Class A Common Stock and on June 12, 1998, the underwriters in the current equity offering exercised their options to sell an additional 450,000 shares of Class A Common Stock, raising the total number of shares offered to 3,450,000 and resulting in approximately $69 million in net proceeds, of which $45 million was used to repay outstanding indebtedness under the Company's credit facility, with the remaining $24 million used for acquisitions and general corporate purposes.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of June 30, 1998, the Company has 1,682,500 shares of Series D Preferred Stock and 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock and the Series F Preferred Stock is convertible into Class A Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. Commencing on the second anniversary of the completion of the Company's IPO (August 8, 1998), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

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

   During September 1997, the Company entered into a new credit facility for a $150 million revolving line of credit. The new credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the new credit facility is provided at both LIBOR and prime rate options. As of June 30, 1998, $70.8 million was outstanding under the line of credit.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. During the six months ended June 30, 1998, the Company incurred $8.4 million in capital expenditures, primarily related to funeral home improvements. In addition, the Company currently expects to incur capitalizable costs (less in the amount than during the six months ended June 30, 1998) during the second half of 1998 related to upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the new credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions of which approximately 1,500,000 shares remain available at June 30, 1998. The Company has budgeted acquisition spending of $120 million for its acquisition program in 1998. As of July 23, 1998, the Company has spent $63 million and has signed non-binding letters of intent for acquisitions totaling $45 million. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

   The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

   Inflation has not had a significant impact on the results of operations of the Company.

YEAR 2000

   The Company's information systems management group is constantly reviewing the management and accounting software packages for internal accounting and information requirements to meet with the continued growth of the Company. In addition, the Company's staff has comprehensively considered existing systems and equipment that need to be changed as a result of the Year 2000 issues. The Company's staff has determined that some computer software will require upgrading. Based on current estimates, the costs related to these upgrades are immaterial. The Company is in contact with its vendors and customers and no material problem has been discovered to date.

PART II -- OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 1998 annual meeting of shareholders was held on May 6, 1998. All director nominees were elected. The voting tabulation was as follows:

    NAME OF NOMINEE           NUMBER OF VOTES FOR     NUMBER OF VOTES WITHHELD
  -------------------        ---------------------   --------------------------
Mark W. Duffey                     42,799,949                  10,922
Barry K. Fingerhut                 42,799,949                  10,922
Greg M. Brudnicki                  42,799,949                  10,922

   The terms of the following other directors continue after the meeting:
Ronald A. Erickson, Melvin C. Payne, Robert D. Larrabee, C. Byron Snyder, Stuart W. Stedman and Mark F. Wilson.

   Other matters voted upon at the meeting were as follows:

                                                                   NUMBER OF
                                      NUMBER OF      NUMBER OF       VOTES
                                      VOTES FOR    VOTES AGAINST   ABSTAINING
                                    ------------  --------------  ------------
Approval of the 1997 Employee
   Stock Purchase Plan               39,834,848      1,055,134       19,519

Amendments to 1995 Stock
   Incentive Plan                    39,924,115         960,311      25,075

Amendments to 1996 Stock Option
   Plan                              39,931,323         952,178      26,000

Selection of Arthur Andersen LLP
   as auditors for 1998              42,741,036           65,750       4,085


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 -- Amendment No.1 to 1995 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-49041).

       10.2 -- Amendment No.1 to 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-49041).

       10.3 -- 1997 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-49053).

      *11.1  --  Statement regarding computation of per share earnings.

      *27.1  --  Financial Data Schedule.

-----------
(*) Filed herewith.

(b)    Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARRIAGE SERVICES, INC.


AUGUST 14, 1998
Date
                                       /s/ THOMAS C. LIVENGOOD
                                           Thomas C. Livengood
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial
                                           Officer and Duly Authorized Officer