Form 10-Q
period 1998-09-30
CARRIAGE SERVICES INC
filed 1998-11-12
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -------------------------

                                    FORM 10-Q

(Mark One)
 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of October 29, 1998 was 11,059,770 and 3,870,598, respectively.

                            CARRIAGE SERVICES, INC.

                                      INDEX


                                                                         PAGE
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1997 and September 30, 1998                         3

      Consolidated Statements of Operations for the
         Three Months Ended September 30, 1997 and 1998 and the
         Nine Months Ended September 30, 1997 and 1998                    4

      Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1997 and 1998                    5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             15

Signature                                                                16

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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                   1997            1998
                                                               ------------    ------------
                                                                               (UNAUDITED)
                                        ASSETS

 Current assets:
      Cash and cash equivalents ............................   $      6,126    $      4,100
      Accounts receivable, net of allowances ...............         12,912          18,662
      Inventories and other current assets .................          5,691           7,640
                                                               ------------    ------------
                Total current assets .......................         24,729          30,402

 Property, plant and equipment, at cost, net of accumulated
    depreciation of $7,123 in 1997 and $10,111 in 1998 .....         85,865         118,407
 Cemetery property, at cost ................................         32,154          57,862
 Names and reputations, net of accumulated amortization of
      $4,480 in 1997 and $7,064 in 1998 ....................        118,099         177,502
 Deferred charges and other noncurrent assets ..............         17,093          24,070
                                                               ------------    ------------
                                                               $    277,940    $    408,243
                                                               ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................   $      9,022    $      3,308
     Other current liabilities .............................          9,884          14,649
                                                               ------------    ------------
               Total current liabilities ...................         18,906          17,957

Long-term debt, net of current portion .....................        121,553         175,414
Other liabilities ..........................................         24,965          24,406
                                                               ------------    ------------
               Total liabilities ...........................        165,424         217,777

Redeemable preferred stock .................................         13,951          13,951

Stockholders' equity:
     Common stock ..........................................            111             148
     Contributed capital ...................................        102,056         174,332
     Retained earnings (deficit) ...........................         (3,602)          2,035
                                                               ------------    ------------
               Total stockholders' equity ..................         98,565         176,515
                                                               ------------    ------------
                                                               $    277,940    $    408,243
                                                               ============    ============

  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      1997       1998       1997       1998
                                                    --------    -------   --------    -------
Revenues, net
     Funeral ....................................   $ 15,365    $22,344   $ 46,283    $65,956
     Cemetery ...................................      2,880      6,276      9,012     15,995
                                                    --------    -------   --------    -------
                                                      18,245     28,620     55,295     81,951
Costs and expenses
     Funeral ....................................     12,271     16,608     34,405     46,934
     Cemetery ...................................      2,417      4,699      7,187     11,920
                                                    --------    -------   --------    -------
                                                      14,688     21,307     41,592     58,854
                                                    --------    -------   --------    -------
     Gross profit ...............................      3,557      7,313     13,703     23,097
General and administrative expenses .............      1,471      2,041      3,657      5,661
                                                    --------    -------   --------    -------
     Operating income ...........................      2,086      5,272     10,046     17,436
Interest expense, net ...........................      1,457      2,360      4,028      6,511
                                                    --------    -------   --------    -------
      Income before income taxes and
        extraordinary item ......................        629      2,912      6,018     10,925
Provision for income taxes ......................        282      1,269      2,357      4,833
                                                    --------    -------   --------    -------

     Income before extraordinary item ...........        347      1,643      3,661      6,092
Extraordinary item:
     Loss on early extinguishment of debt, net of
     income tax benefit of $159 .................       (195)      --         (195)      --
                                                    --------    -------   --------    -------
Net income ......................................        152      1,643      3,466      6,092

Preferred stock dividend requirements ...........        176        153        713        454
                                                    --------    -------   --------    -------
Net income (loss) attributable to common
     stockholders ...............................   $    (24)   $ 1,490   $  2,753    $ 5,638
                                                    ========    =======   ========    =======
Basic earnings per share:
     Net income before extraordinary item .......   $    .02    $   .10   $    .29    $   .44
     Extraordinary item .........................       (.02)      --         (.02)      --
                                                    --------    -------   --------    -------
     Net income .................................   $   --      $   .10   $    .27    $   .44
                                                    ========    =======   ========    =======
Diluted earnings per share:
     Net income before extraordinary item .......   $    .02    $   .10   $    .29    $   .43
     Extraordinary item .........................       (.02)      --         (.02)      --
                                                    --------    -------   --------    -------
     Net income .................................   $   --      $   .10   $    .27    $   .43
                                                    ========    =======   ========    =======
Weighted average number of common and
  common equivalent shares outstanding:
     Basic ......................................     10,546     14,733     10,040     12,772
                                                    ========    =======   ========    =======
     Diluted ....................................     10,841     15,224     10,323     13,198
                                                    ========    =======   ========    =======

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                        FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                       ---------------------
                                                                                         1997         1998
                                                                                       --------    ---------
Cash flows from operating activities:

   Net income ......................................................................   $  3,466    $   6,092
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      5,644        7,646
      Provision for deferred income taxes ..........................................      1,574        1,347
      Other, net ...................................................................       (125)         938
      Changes in assets and liabilities, net of effects from acquisitions:
         (Increase) in accounts receivables ........................................     (1,768)      (5,688)
         (Increase) in other assets ................................................     (2,176)      (5,313)
         Increase in payables and other liabilities ................................      1,821          194
                                                                                       --------    ---------
               Net cash provided by operating activities ...........................      8,436        5,216

Cash flows from investing activities:

  Acquisitions, net of cash acquired ...............................................    (43,568)    (105,191)
  Capital expenditures .............................................................     (6,162)     (12,060)
  Other, including disposition of assets ...........................................        600         (267)
                                                                                       --------    ---------
               Net cash used in investing activities ...............................    (49,130)    (117,518)

Cash flows from financing activities:

  Proceeds from long-term debt .....................................................     41,884       94,455
  Payments on long-term debt and obligations under capital leases ..................     (1,112)     (52,491)
  Proceeds from issuance of common stock ...........................................       --         68,696
  Payment of preferred stock dividends .............................................       (713)        (454)
  Other, net .......................................................................       (194)          70
                                                                                       --------    ---------
               Net cash provided by financing activities ...........................     39,865      110,276

Net (decrease) in cash and cash equivalents ........................................       (829)      (2,026)
Cash and cash equivalents at beginning of period ...................................      1,712        6,126
                                                                                       --------    ---------
Cash and cash equivalents at end of period .........................................   $    883    $   4,100
                                                                                       ========    =========

Supplemental disclosure of cash flow information:

  Cash paid for interest ...........................................................   $  4,030    $   7,079
                                                                                       ========    =========
  Cash paid for income taxes .......................................................   $    812    $   4,537
                                                                                       ========    =========
  Non-cash consideration for acquisitions ..........................................   $ 28,328    $  10,166
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

   The information for the three and nine months ended September 30, 1997 and 1998 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1997, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.


2. ACQUISITIONS

   During the nine months ended September 30, 1998, the Company purchased 34 funeral homes and five cemetery compared to 31 funeral homes and four cemeteries purchased during the nine months ended September 30, 1997. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price allocations for certain of these acquisitions are based on preliminary information.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                            SEPTEMBER 30,
                                                       -------------------------
                                                         1997           1998
                                                       ----------     ----------
                                                            (IN THOUSANDS)

Current assets, net of cash acquired .............     $   7,671      $   6,148
Cemetery property ................................        19,645         25,159
Property, plant and equipment ....................        22,902         23,919
Deferred charges and other non-current assets ....           813            819
Names and reputations ............................        33,594         61,292
Current liabilities ..............................          (801)          (466)
Other liabilities ................................       (11,928)        (1,514)
                                                       ---------      ---------
     Total acquisitions ..........................        71,896        115,357

Consideration:
Debt .............................................          --            6,556
Redeemable preferred stock issued ................        20,000           --
Common stock issued ..............................         8,328          3,610
                                                       ---------      ---------
     Cash used for acquisitions ..................     $  43,568      $ 105,191
                                                       =========      =========

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

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                      1997            1998
                                                   -----------    ------------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
                                                   ------------   ------------
Revenues, net ..................................   $     92,861   $     96,745

Net income before income taxes .................          6,804          9,375

Net income available to common stockholders ....          3,276          4,702
Earnings per common share:

     Basic .....................................           0.33           0.37

     Diluted ...................................           0.32           0.36

3.    RECENT ACCOUNTING STANDARDS

      Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information" are required to be implemented during 1998. The effect of these pronouncements on the Company's consolidated financial condition and results of operations is not expected to be material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of death care services and products in the United States. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. The Company entered 1998 with the goals, along with an aggressive acquisition budget to continue growing the Company, of implementing company-wide training; increasing employee incentive and ownership programs; substantially increasing the preneed sales and marketing activities; and strenthening the management team. The objective of these goals was to expand the infrastructure and stability of the Company as it continued to pursue consolidation opportunities in the death care industry. The Company has successfully met these goals which have resulted in a positive impact to profitability. The operating focus for 1999 will leverage off of the 1998 goals to increase revenues, margins, quality of service and market share.

   Income from operations, which the Company defines as earnings before interest and income taxes, increased 152.7% and 73.6% for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. As a percentage of net revenues, income from operations increased from 18.2% for the first nine months of 1997 to 21.3% for the first nine months of 1998 and from 11.4% for the third quarter of 1997 to 18.4% for the third quarter of 1998. The improvements were largely due to the increased gross profits at the individual locations. Gross margins for the funeral homes increased from 25.1% (before including a gain on the sale of property) in the first nine months of 1997 to 28.8% in the first nine months of 1998 and from 20.1% for the third quarter of 1997 to 25.7% for the third quarter of 1998, on increases in revenue of 42.5% and 45.4%, respectively. Improvements in cemetery gross profit margins were fueled by a doubling of the number of cemeteries during 1997 and the continued expansion of the preneed sales function. As a percentage of cemetery net revenues, cemetery gross profit was 25.5% in first nine months of 1998 compared to 20.3% in the first nine months in 1997 on an increase in revenue of 77.5%. Increased preneed sales and marketing efforts have had a significant impact beginning in the fourth quarter of 1997 and continuing in 1998, as revenues and gross profits from cemeteries owned at least one year increased 79.7% and 664.1%, respectively, in the first nine months of 1998 compared to the same period in 1997.

   The Company has experienced significant growth since 1995, when it owned 44 facilities. During 1996, the Company acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. In addition, as of October 22, 1998, the Company has acquired 41 funeral homes and five cemeteries for an aggregate consideration of approximately $132 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. The Company believes its increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries has improved its ability to attract potential acquisitions that are larger, strategic and accretive and its ability to finance its acquisitions with debt and equity. The Company has also achieved one of its goals for 1998 by acquiring more combination funeral home and cemetery acquisitions.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1997 and 1998. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,          CHANGE
                                          -----------------   -----------------
                                            1997     1998     AMOUNT    PERCENT
                                          -------   -------   -------   -------
                                                  (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ..........  $15,148   $15,316   $   168       1.1%
          Acquired operations ..........      217     7,028     6,811         *
                                          -------   -------   -------
                Total net revenues .....  $15,365   $22,344   $ 6,979      45.4%
                                          =======   =======   =======
Gross profit:
          Existing operations ..........  $ 3,067   $ 3,806   $   739      24.1%
          Acquired operations ..........       27     1,930     1,903         *
                                          -------   -------   -------
                    Total gross ........  $ 3,094   $ 5,736   $ 2,642      85.4%
                                          =======   =======   =======

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,            CHANGE
                                      --------------------  --------------------
                                        1997       1998      AMOUNT    PERCENT
                                      ---------  ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .......  $35,086   $36,361     $ 1,275       3.6%
          Acquired operations .......   11,197    29,595      18,398         *
                                       -------   -------     -------
              Total net revenues ....  $46,283   $65,956     $19,673      42.5%
                                       =======   =======     =======
Gross profit:
          Existing operations .......  $ 8,135   $ 9,884     $ 1,749      21.5%
          Acquired operations .......    3,743     9,138       5,395         *
                                       -------   -------     -------
             Total gross profit .....  $11,878   $19,022     $ 7,144      60.1%
                                       =======   =======     =======

-------------
*  Not meaningful.

   Due to the rapid growth of the Company, existing operations represented only 68.5% of the total funeral revenues and only 66.4% of the total funeral gross profit for the three months ended September 30, 1998 and only 55.1% of the total funeral revenues and 52.0% of the total funeral gross profit for the nine months ended September 30, 1998. Total funeral net revenues for the three months ended September 30, 1998 increased $7.0 million or 45.4% over the three months ended September 30, 1997. The higher net revenues reflect an increase of $6.8 million in net revenues from acquired operations and an increase of $.2 million in net revenues from existing operations. Total funeral net revenues for the nine months ended September 30, 1998 increased $19.7 million or 42.5% over the nine months ended September 30, 1997. The higher net revenues reflect an increase of $1.3 million in net revenues from existing operations and an increase in net revenues of $18.4 million from acquired operations.

   Total funeral gross profit for the three months ended September 30, 1998 increased $2.6 million or 85.4% over the comparable three months of 1997. The higher total gross profit reflected an increase of $1.9 million from acquired operations and an increase of $.7 million from existing operations. Total funeral gross profit for the nine months ended September 30, 1998 increased $7.1 million or 60.1% over the comparable nine months of 1997. The higher total gross profit reflected an increase of $5.4 million from acquired operations and an increase of $1.7 million from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's merchandising strategy. Total gross margin increased from 20.1% for the third quarter of 1997 to 25.7% for the third quarter of 1998 and from 25.7% for the first nine months of 1997 to 28.8% for the first nine months of 1998 due to these factors.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine months ended June 30, 1997 compared to the three and nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,            CHANGE
                                         ------------------   -----------------
                                           1997      1998     AMOUNT    PERCENT
                                         -------    -------   -------   -------
                                               (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ........   $ 2,877    $ 3,843   $   966      33.6%
          Acquired operations ........         3      2,433     2,430         *
                                         -------    -------   -------
              Total net revenues .....   $ 2,880    $ 6,276   $ 3,396     117.9%
                                         =======    =======   =======
Gross profit:
          Existing operations ........   $   467    $ 1,022   $   555     118.8%
          Acquired operations ........        (4)       555       559         *
                                         -------    -------   -------
              Total gross profit .....   $   463    $ 1,577   $ 1,114     240.6%
                                         =======    =======   =======

---------
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                        NINE MONTHS ENDED
                                          SEPTEMBER 30,            CHANGE
                                      --------------------  --------------------
                                        1997       1998      AMOUNT    PERCENT
                                      ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
Total net revenues ................    $ 9,012    $15,995    $ 6,983       77.5%
                                       =======    =======    =======
Total gross profit ................    $ 1,825    $ 4,075    $ 2,250      123.3%
                                       =======    =======    =======

   Due to the acquisition of relatively significant cemetery properties during the first quarter of 1997, existing operations represented 61.2% of cemetery revenues and 64.8% of cemetery gross profit for the three months ended September 30, 1998 and yet only 32.9% of cemetery revenues and 26.3% of cemetery gross profit for the nine months ended September 30, 1998. As a result, the Company does not believe it is meaningful to present the results for existing and acquired operations separately for the nine months ended September 30, 1997 and 1998.

   Total cemetery net revenues for the three months ended September 30, 1998 increased $3.4 million over the three months ended September 30, 1997 and total cemetery gross profit increased $1.1 million over the comparable three months of 1997. The higher net revenues reflect an increase of $2.4 million in net revenues from acquired operations and an increase of $1.0 million in revenues from existing operations. Total cemetery net revenues for the nine months ended September 30, 1998 increased $7.0 million over the nine months ended September 30, 1997, and total cemetery gross profit increased $2.3 million over the comparable nine months of 1997. Total gross margin increased from 16.1% for the third quarter of 1997 to 25.1% for the third quarter of 1998 and from 20.3% for the nine months ended September 30, 1997 to 25.5% for the nine months ended September 30, 1998. These increases were due primarily to particular cemeteries acquired during 1997 and 1998 that are relatively more profitable, and increased preneed marketing efforts.

   OTHER.

   General and administrative expenses for the nine months ended September 30, 1998 increased $2.0 million or 54.8% over the first nine months of 1997 due primarily to the increased personnel expense necessary to support the Company's growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues was less than one-half of one percentage point as the expenses were spread over a larger volume of revenue.

   Interest expense for the nine months ended September 30, 1998 increased $2.5 million over the first nine months of 1997 principally due to increased borrowings for acquisitions subsequent to September 30, 1997. Partially offsetting the increased borrowings for acquisitions are the effects of a new credit facility, which reflects substantially improved terms and reduced interest rates compared to the previous arrangements and proceeds from the Company's sale of common stock during May 1998, which were used to reduce outstanding debt.

   Preferred stock dividends of $454,000 were subtracted from the $6.1 million of net income in computing the net income available to common stockholders of $5.6 million for the nine months ended

September 30, 1998. The reduction in preferred stock dividends from 1997 to 1998 is due to conversions of the preferred stock to common stock.

   For the nine months ended September 30, 1998, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 44.2% compared with 39.2% for the same period in 1997. The effective tax rate for the first nine months in 1997 included a 4.5% tax benefit for the utilization of prior year net operating losses, net of other tax reserves.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $ 4.1 million at September 30, 1998, representing a decrease of $2.0 million from December 31, 1997. For the nine months ended September 30, 1998, cash provided by operations was $5.2 million as compared to cash provided by operations of $8.4 million for the nine months ended September 30, 1997. The decrease in net cash provided by operating activities was principally due to the increases in accounts receivable and other assets, which was partially offset by an increase in income from operations. Cash used in investing activities was $117.5 million for the nine months ended September 30, 1998 compared to $49.1 million for the first nine months of 1997, due primarily to increases in amounts paid in connection with acquisitions and capital expenditures.

   In the first nine months of 1998, cash flow provided by financing activities amounted to approximately $110.3 million, primarily due to the net proceeds generated from the Company's equity offering in the second quarter of 1998 and proceeds from long-term debt which were used to fund acquisitions. On May 28, 1998, the Company completed the sale of 3,000,000 shares of the Company's Class A Common Stock and on June 10, 1998, the underwriters in that equity offering exercised their options to sell an additional 450,000 shares of Class A Common Stock, raising the total number of shares offered to 3,450,000 and resulting in approximately $69 million in net proceeds, of which $45 million was used to repay outstanding indebtedness under the Company's credit facility, with the remaining $24 million used for acquisitions and general corporate purposes.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of September 30, 1998, the Company has 1,682,500 shares of Series D Preferred Stock and 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock and the Series F Preferred Stock is convertible into Class A Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. Commencing on the second anniversary of the completion of the Company's IPO (August 8, 1998), the Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

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

   During September 1997, the Company entered into a new credit facility for a $150 million revolving line of credit. The new credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. The facility allows for a total debt capacity of 60% of total capital. Interest under the new credit facility is provided at both LIBOR and prime rate options. During September 1998, the Company increased its bank credit facility from $150 million to $225 million, with three additional banks participating in the agreement. As of September 30, 1998, $156.8 million was outstanding under the line of credit, and the Company's debt to total capital was 49% which allows for additional debt capacity of approximately $100 million.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. During the nine months ended September 30, 1998, the Company incurred $12.1 million in capital expenditures, primarily related to funeral home improvements. In addition, the Company currently expects to incur additional capitalizable costs during the last three months of 1998 related to upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the new credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions of which approximately 1,352,000 shares remain available at September 30, 1998. The Company has increased its 1998 acquisition goal from $120 million to $140 million. As of October 22, 1998, the Company has spent $132 million for acquisitions. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program during 1999. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

   The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

   Inflation has not had a significant impact on the results of operations of the Company.

YEAR 2000

   The Company's information systems management group is constantly reviewing the management and accounting software packages for internal accounting and information requirements to meet with the continued growth of the Company and to achieve the Year 2000 compliance. To address the Year 2000 issue, the Company's information management group has implemented a Y2K program which encompasses: performing an inventory of the Company's Information Technology ("IT") and non-IT systems; assessing the potential problem areas; testing the systems for Year 2000 readiness; and modifying systems that are not Year 2000 ready. For essential business operations, the inventory and assessment phases have been completed and substantially all of its core systems are believed to be Year 2000 compliant except for the record-keeping system for certain cemetery operations, on which modification along with various functionality enhancements are underway. The Y2K program is on target for June 1999 completion and the Company believes it will be fully compliant by 2000.

   The Company's total costs of becoming Year 2000 compliant are not expected to be significant to the company's financial results. To date, the Company has expensed approximately $18,000 related to the Year 2000 project, all of which were expensed as incurred in the first nine months of 1998. The total remaining costs of the Year 2000 project are presently estimated at less than $100,000 which will also be expensed as incurred.

   As the Company operates in a relatively low technology business environment, business can be conducted manually without significant disruptions to operations. Therefore, the Company does not believe that any failure to achieve Year 2000 readiness on a timely basis would result in a material adverse impact to operations nor would it pose a material financial risk to the Company.

   The estimated costs of the project and the dates on which the Company plans to complete the Year 2000 projects are forward-looking statements based on the management's best estimates, which were derived utilizing numerous assumptions of future events. While the Company believes all necessary work will be completed timely, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Factors that might cause such material differences include, but are not limited to, non-compliance issues relating to material third party vendors and the cooperation of the third party vendors. The Company intends to complete assessment and contingency planning of its major third party vendors by March 1999.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   *10.1-- Amendment No. 2, dated September 16, 1998, to the Loan Agreement by and among the Company and NationsBank of Texas, N. A., dated September 9, 1997

   *11.1--   Statement regarding computation of per share earnings.

   *27.1--   Financial Data Schedule.

(*) Filed herewith.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURE

   Pursuant o the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARRIAGE SERVICES, INC.

NOVEMBER 12, 1998                              /s/ Thomas C. Livengood
------------------                             ----------------------------
DATE                                           Thomas C. Livengood,
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)