Form 10-K405
period 1998-12-31
CARRIAGE SERVICES INC
filed 1999-04-01
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            ------------------------

                         COMMISSION FILE NUMBER: 1-11961

                            ------------------------

                             CARRIAGE SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                76-0423828
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    1300 POST OAK BLVD., SUITE 1500,                      77056
              HOUSTON, TX
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       Registrant's telephone number, including area code: (281) 556-7400

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                      Class A Common Stock, $.01 Par Value
                                (TITLE OF CLASS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                            ------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Class A Common Stock) of the Registrant as of March 15, 1999 was approximately $131,000,000.
                            ------------------------

The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of March 15, 1999 was 12,058,250 and 3,772,520 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement in connection with the 1999 annual meeting of shareholders, incorporated in Part III of this Report.

================================================================================

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include Carriage's inability to sustain its rapid acquisition rate, to manage its growth, or to obtain adequate performance from acquired businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; competition in our markets; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed by Carriage during 1999.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Carriage is a leading provider of death care services and products in the United States. As of December 31, 1998, we operated 166 funeral homes and 27 cemeteries in 30 states. Carriage provides a complete range of services relating to funerals, burials and cremations, including the use of funeral homes and motor vehicles, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. Over the past five years, Carriage's revenues, earnings and profit margins have increased significantly. From 1994 to 1998, revenues increased from $18.4 million to $116.8 million, operating income increased from $1.7 million to $26.7 million and diluted earnings per common share from continuing operations increased from a loss of $0.38 to a profit of $0.65.

     Since Carriage's formation in 1991, we have focused on distinguishing ourselves from our competitors by developing an employee driven organization that emphasizes: (i) providing the highest level of personalized service to client families, (ii) comprehensive employee training, (iii) a decentralized management structure, and (iv) incentive compensation and broad-based employee stock ownership. Our success in developing our operating philosophy, as well as the increasing awareness of Carriage in the death care industry, has resulted in an increasing number of highly attractive acquisition opportunities. We acquired 44 funeral homes and 10 cemeteries for consideration of $118 million in 1997 and 48 funeral homes and 7 cemeteries for consideration of $159 million in 1998. In addition, through March 15, 1999, we have either acquired or executed non-binding letters of intent to acquire nine funeral homes and 12 cemeteries for consideration of approximately $23 million.

     Carriage was incorporated in Delaware on December 29, 1993, and became a public reporting company in August, 1996. Our principal executive office is located at 1300 Post Oak Blvd., Suite 1500, Houston, Texas 77056, and our telephone number is (281) 556-7400.

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

     HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 22,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Less than 25% of the 1998

United States death care industry revenues are represented by Carriage and the three largest publicly traded domestic death care companies.

     BARRIERS TO ENTRY. Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that act as a formidable barrier for those wishing to enter an existing market. Heritage and tradition afford an established funeral home or cemetery a local franchise and provide the opportunity for repeat business. Other difficulties faced by entities desiring to enter a market include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of cemetery land in certain urban areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace.

     STABILITY. The death rates in the United States are relatively stable. The number of deaths in the United States has increased at a compounded rate of approximately 1% since 1980. While the death rate decreased approximately 1% in 1997 and 1998, industry studies show that the average age of the population is increasing. Because of the relative stability, individual funeral home business failures are uncommon. As a result, ownership of funeral home and cemetery businesses generally has not experienced significant turnover and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

     INCREASED CONSOLIDATION. In the past several years the industry has experienced a trend toward consolidation of independent death care operations with a few large, primarily publicly owned death care providers that can benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. This trend appears to result principally from increased regulation, a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, a desire for liquidity, and the increasing competitive threat posed by the large death care providers. The active acquisition market for funeral homes and cemeteries provides a source of potential liquidity that was not as readily available to individual owners in the past. While the consolidation trend has accelerated in recent years, the number of public companies actively pursuing acquisitions has recently declined. This has created opportunities for us as the competition for individual acquisitions has declined.

     CLUSTERED OR COMBINED OPERATIONS. The death care industry has also witnessed a trend by companies to cluster their funeral home and cemetery operations. Clusters refer to funeral homes and/or cemeteries that are grouped together in a geographical region. Clusters provide a company with the ability to generate cost savings through the sharing of personnel, vehicles and other resources. Firms also are increasingly combining funeral home and cemetery operations at a single site to allow cross-marketing opportunities and for further cost reductions through shared resources. The ability to offer the full range of products and services at one location or to cluster funeral home and cemetery operations and cross-market the full range of death care services has proven to be a competitive advantage which tends to increase the market share and profitability of both the funeral home and cemetery.

     PRENEED MARKETING. In addition to sales at the time of death or on an "at need" basis, an increasing number of death care products and services are being sold prior to the time of death or on a "preneed" basis by death care providers who have developed sophisticated marketing organizations to actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing in advance a fixed price and type of service, and the elimination of the emotional strain of making death care plans at the time of need. Effective marketing of preneed products and services assures a backlog of future business. We believe sales of preneed products and services, including cemetery and internment rights and prearranged funeral services, are purchased primarily by people between the ages of 50 and 70. We believe the increasing number of people in this age group provides additional opportunities for growth in preneed sales and services.

     CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 24% of the United States burial market in 1997, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation, historically, has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete death care package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

     Our business strategy is to build upon our reputation as a premier operating company in order to create attractive acquisition opportunities. We seek to achieve a balance between the need for superior overall corporate financial performance and the desire to promote higher levels of personalized service to client families. The commitment of local management and employees to our decentralized, entrepreneurial service culture has been a major factor in our ability to deliver increasing levels of profitability and to attract premier funeral home and cemetery owners to Carriage.

OPERATING STRATEGY. Our operating strategy is focused on increasing the revenues and profitability of each operating location through a combination of personalized service and operating efficiencies. Key elements of our operating strategy include the following:

     PERSONALIZED SERVICE. We believe that providing personalized service results in increased customer satisfaction, increased market share, more motivated employees and consistently higher levels of profitability. We have placed a great deal of emphasis on communicating to our employees the linkage between personalized service, customer satisfaction, market share increases and profitability throughout the organization.

     EMPLOYEE TRAINING. Beginning in late 1997, we made a significant commitment of financial and human resources to a company-wide training effort. The training is designed to improve the management of and communication among employees and to develop personalized service that will be of value to clients. In training employees to deliver personalized service, we emphasize employee listening and communication skills towards the goal of uniquely memorializing the life of an individual. We have completed the initial phase of this program and are now focusing on integrating the concepts and practices of our training program into our operations. In November 1998, we acquired the Sessions Consulting Group, Inc., which is the service training firm we previously employed to implement our training initiatives. Consistent with our Mission Statement and Guiding Principles, the Sessions Group will be devoted to our growing executive development and services training needs by serving as a permanent platform for ongoing training of employees. We believe that this long-term investment in our employees will, over time, lead to increased market share, resulting in higher profitability.

     DECENTRALIZED MANAGEMENT STRUCTURE. Our decentralized operating style provides a high level of autonomy and flexibility to local management. Local operators have significant responsibility for daily operating decisions and are accountable for operating results. Individual funeral home and cemetery service and financial goals are jointly developed with corporate management as part of a rigorous, company-wide planning process. The corporate office utilizes an integrated computer system linked to all of our funeral homes to monitor and access critical operating and financial data in order to analyze the performance of individual locations on a timely basis and institute corrective action if necessary.

     HIGH STANDARDS OF PERFORMANCE. We continuously establish targets to emphasize and enhance customer service and operational and financial performance. These standards are designed to identify management's expectations for high achievement in these three key performance areas and are communicated to employees through our extensive training programs.

     QUALITY REVIEW MANAGEMENT SYSTEMS. We have developed quality based management systems which operate within our decentralized management structure. These systems involve quantifiable customer survey input in addition to operational and financial measurement of performance. With the assistance of the Sessions Group, these systems are being implemented at the local level under the direction of our area Leader-Managers. Our Leader-Managers provide an additional level of operational support and feed-back to our local managers.

     INCENTIVE COMPENSATION. We have established a compensation structure that is designed to create and maintain an ownership mentality to align overall compensation to our performance objectives. Local management is awarded meaningful cash bonuses and stock options for achieving specified service, operational and financial performance objectives. We have also implemented a stock option program which awards options to full-time employees based upon the performance of their local businesses during a two-year period. As a result, all management and full-time employees have the opportunity to increase their personal net worth through strong local and corporate performance.

     COST SAVINGS AND OPERATING EFFICIENCIES. Our larger size, as compared to local operators, allows favorable pricing and terms to be achieved from vendors through volume discounts on significant expenditures, such as caskets, vaults, memorials and vehicles. In addition, while operational functions and management responsibility are retained at the local level, centralizing certain financial, accounting, legal, administrative and employee benefit functions allow for more efficient and cost-effective operations.

     ACQUISITION STRATEGY. We believe that significant acquisition opportunities currently exist in the death care industry that we intend to aggressively pursue. In evaluating specific acquisition candidates, we consider such factors as the property's location, reputation, heritage, physical size, volume of business, profitability, name recognition, aesthetics, potential for development or expansion, competitive market position, pricing structure and quality of operating management. We will continue to aggressively pursue the acquisition of premier funeral homes that have a strong local market presence and that conduct from 100 to 600 funeral services per year, as well as funeral homes in close proximity to our existing businesses. In addition, although Carriage, in the early years, focused on acquiring funeral home operations, we aggressively pursue cemetery acquisitions in markets where we operate, or plan to operate, funeral homes to take advantage of cross-marketing opportunities. We are also pursuing larger acquisition transactions which provide significant strategic benefits to Carriage, such as new market penetration.

     In purchasing the premier location in a particular market, management believes that Carriage is able to attract the most talented personnel, minimize downside risk of loss of volume to competitors and provide opportunities for increased profitability when such operations are coupled with our management techniques. In addition, we generally retain the former owners and other key personnel of acquired funeral homes and provide them with significant operating responsibility to assure the continuation of high quality services and the maintenance of the acquired firm's reputation and heritage. In nearly all cases, acquired funeral homes continue operations under the same trade name as those of the prior owners. In addition, we view experienced management of certain acquired operations as potential corporate management candidates. We believe that this potential for advancement with Carriage, combined with our decentralized operating structure and incentive-based compensation system, makes Carriage a particularly attractive acquirer to some independent owners. We target additional funeral homes in present markets so that personnel and vehicles can be shared and profit margins enhanced.

     We follow a disciplined approach to acquisitions utilizing specific operating and financial criteria. Carriage personnel develop pro forma financial statements for acquisition targets, reflecting estimates of revenue and costs under Carriage ownership, and then utilize such information to determine a purchase price that we believe is reasonable. We anticipate that the consideration for future acquisitions will consist of a combination of cash, deferred purchase price and preferred and common equity. We also typically enter into management, consulting and non-competition agreements with former owners and key executive personnel of acquired businesses.

     Although we did not initially focus on acquiring cemetery operations, as a result of the increased access to capital and Carriage's enhanced profile in the industry, we are encountering significant cemetery acquisition opportunities. We will continue to pursue cemetery acquisitions in markets where we operate funeral homes to take advantage of cross-marketing opportunities and in markets where a funeral home acquisition strategy is viable.

     While we focus our efforts on identifying individual acquisition candidates with the potential for a negotiated, non-competitive acquisition process, we also compete for more broadly marketed acquisition opportunities. In many cases, we have been successful in acquiring operations where we have not been the highest bidder because of Carriage's reputation, operating strategy and corporate culture. We believe that the issuance of equity securities to fund certain funeral home and cemetery acquisitions has been, and will continue to be, attractive to select acquisition candidates.

     We have successfully executed this acquisition strategy since its inception, as demonstrated in the table set forth below:

                                                                   FUNERAL
               YEAR(3)                      CONSIDERATION         HOMES(1)     CEMETERIES(2)
-------------------------------------   ----------------------    ---------    --------------
                                        (DOLLARS IN THOUSANDS)
1992.................................          $ 11,832               14              2
1993.................................            13,843               11              1
1994.................................             9,153                9              1
1995.................................            12,191                8              0
1996.................................            68,181               38              7
1997.................................           118,260               44             10
1998.................................           158,661               48              7
                                                                                     --
                                        ----------------------       ---
                                               $392,121              172             28
                                        ======================       ===             ==

------------
(1) Carriage subsequently sold six of these funeral homes.
(2) Carriage subsequently sold one of these cemeteries.
(3) From January 1, 1999 through March 15, 1999, we acquired two funeral homes for aggregate consideration of $5.3 million.

OPERATIONS

     Our funeral home operations, cemetery operations and preneed programs are managed by individuals with extensive death care industry experience. Although certain financial management and policy matters are centralized, local funeral home and cemetery managers have substantial autonomy in determining the manner in which their services and products are marketed and delivered and their funeral homes are managed. We believe that this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and heritage while Carriage maintains centralized supervisory controls and provides specialized services at the corporate level. We have a commitment to strong information systems. Systems are linked to all of the funeral homes to monitor and assess critical operating and financial data in order to analyze the performance of individual funeral homes on a timely basis. Management is able to access customer transaction data and other operating information from the Houston support center to ensure the quality of operating performance and to implement any necessary corrective actions.

     FUNERAL HOME OPERATIONS. As of December 31, 1998, Carriage operated 166 funeral homes in 30 states. Funeral home revenues accounted for approximately 84% and 80% of our net revenues for each of the years ended December 31, 1997 and 1998, respectively. Carriage's funeral home operations are managed by a team of experienced death care industry professionals.

     Our funeral homes offer a complete range of services to meet families' funeral needs, including consultation, the removal and preparation of cremains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and religious services and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location, reducing transportation costs for Carriage and inconvenience to the family.

     CEMETERY OPERATIONS. As of December 31, 1998, we operated 27 cemeteries in 12 states. Cemetery revenues accounted for approximately 16% and 20% of our net revenues for each of the years ended December 31, 1997 and 1998, respectively.

     Carriage's cemetery products and services include interment services, the rights to interment in cemetery sites (including grave sites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights, memorials and installation, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise and perpetual care trusts.

     PRENEED PROGRAMS. In addition to sales of funeral merchandise and services, cemetery interment rights, cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services in accordance with prices prevailing at the time the contract is signed, rather than when the products and services are delivered. Preneed contracts permit families to eliminate the emotional strain of making death care plans at the time of need and enable Carriage to establish a portion of its future market share. Proceeds from the sale of preneed funeral contracts are not recognized as revenue until the time the funeral service is performed.

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

     In addition to preneed funeral contracts, we also offer "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit families to avoid the emotional strain of making death care plans at the time of need and enable a funeral home to establish relationships with clients that eventually lead to at-need sales.

     Beginning in the fourth quarter of 1996, experienced preneed marketing professionals were added at the national and regional levels. This investment in additional preneed marketing management allowed us to increase preneed sales at existing cemetery properties and positioned Carriage to more effectively integrate future cemetery acquisitions. As of December 31, 1998, we employed a staff of 297 advance planning representatives for the sale of preneed products and services, which represents an increase of 120% since December 31, 1996.

     Carriage sold 4,020 and 6,481 preneed funeral contracts in the years ended December 31, 1997 and 1998, respectively. At December 31, 1998, we had a backlog of 57,185 preneed funeral contracts to be delivered in the future. Preneed cemetery sales are usually financed through installment sales contracts, generally with terms of five years. Preneed sales of cemetery interment rights and other related services and merchandise are recorded as revenue when the contract is signed, with concurrent recognition of related costs. We always receive an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience.

     Preneed cemetery sales represented approximately 65% and 73% of Carriage's net cemetery revenues for the years ended December 31, 1997 and 1998, respectively.

COMPETITION

     The acquisition environment in the death care industry has been highly competitive. Our primary competitors have been Service Corporation International, The Loewen Group, Inc., Stewart Enterprises, Inc. and Equity Corporation International. In addition, a number of smaller companies are actively acquiring funeral homes and cemeteries. Prices for funeral homes and cemeteries have increased substantially in recent years, and, in some cases, competitors have paid acquisition prices substantially higher than the prices offered by Carriage. Recently, however, two of the primary competitors are effectively out of the buying mode. Equity Corporation International was acquired by Service Corporation International in January, 1999, and the Loewen Group put its acquisition activity on hold. This recent change enhances our ability to gain the attention of the most desirable companies at attractive valuations. However, no assurance can be given that we will be successful in expanding our operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms.

     Our funeral home and cemetery operations generally face competition in the markets that they serve. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as an important marketing tool to build market share. Due to the importance of reputation and heritage, market share increases are usually gained over a long period of time.

TRUST FUNDS

     GENERAL. We have established a variety of trusts in connection with our funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by Carriage. We also use independent professional managers to advise us on investment matters.

     PRENEED FUNERAL TRUSTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred for the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over the expected timing of the performance of the services related to the preneed funeral sales. Since we do not have access to the trust fund principal or earnings, the related assets and liabilities are not reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust and insurance contracts was approximately $106.2 million and $179.6 million as of December 31, 1997 and 1998, respectively.

     PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income earned is recognized in current revenues as trust earnings. These earnings are offset by any current period inflation costs accrued related to the merchandise and services that have not yet been provided. Liabilities for undelivered cemetery merchandise and services, including accruals for inflation increases, are reflected in the balance sheet net of the merchandise and service trust balance. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $9.6 million and $18.6 million as of December 31, 1997 and 1998, respectively.

     PERPETUAL CARE TRUSTS. In certain states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income earned is recognized in current revenues as trust earnings. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balances is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $8.4 million and $21.7 million as of December 31, 1997 and 1998, respectively.

     For additional information with respect to Carriage's trusts, see Note 1 of the Consolidated Financial Statements.

REGULATION

     Our funeral home operations are subject to substantial regulation by the Federal Trade Commission (the "FTC"). Certain regulations contain minimum standards for funeral industry practices, require extensive price and other affirmative disclosures to the customer at the time of sale and impose mandatory itemization requirements for the sale of funeral products and services.

     We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the United States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the Federal Americans with Disabilities Act and similar laws which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

     Our operations, including our preneed sales and trust funds, are also subject to extensive regulation, supervision and licensing under numerous other Federal, state and local laws and regulations. See "Trust Funds."

     We believe that we are in substantial compliance with all such laws and regulations. Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations, some of which, if enacted, could have a material adverse effect on Carriage's results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations might have on Carriage.

EMPLOYEES

     As of December 31, 1998, Carriage and its subsidiaries employed 940 full-time employees, 767 part-time employees and 297 advance planning representatives. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

     At December 31, 1998, we operated 166 funeral homes and 27 cemeteries in 30 states. Carriage owns the real estate and buildings of 77% of its funeral homes and all of its cemeteries and leases facilities in connection with 23% of its funeral homes. The 27 cemeteries operated by Carriage cover a total of approximately 1079 acres. Our inventory of unsold developed lots totaled approximately 80,000 and 106,000 at December 31, 1997 and 1998, respectively. In addition, approximately 522 acres, or approximately 48% of the total acreage, is available for future development. We do not anticipate any shortage of available space in any of our current cemeteries for the foreseeable future.

     The following table sets forth certain information as of December 31, 1998, regarding Carriage's funeral homes and cemeteries by state:

                                              NUMBER OF
                                            FUNERAL HOMES
                                        ----------------------
                STATE                   OWNED       LEASED(1)       CEMETERIES
-------------------------------------   ------      ----------      -----------
Ohio.................................      13            3                0
California...........................      17            2                3
Texas................................      11(2)         1                3
Kentucky.............................      10            4                1
Florida..............................       5            4                5
South Carolina.......................       5            0                4
Idaho................................       5(3)         2                3
Kansas...............................       8            0                0
Connecticut..........................       5            2                0
Georgia..............................       3            4                0
Massachusetts........................       7            0                0
Michigan.............................       4            2                0
Virginia.............................       4            1                0
Illinois.............................       0            6                1
New Jersey...........................       3            2                0
Oklahoma.............................       1            0                1
Tennessee............................       3            1                1
Indiana..............................       3            2                2
Iowa.................................       4            0                0

                       (TABLE CONTINUED ON FOLLOWING PAGE)

                                              NUMBER OF
                                            FUNERAL HOMES
                                        ----------------------
                STATE                   OWNED       LEASED(1)       CEMETERIES
-------------------------------------   ------      ----------      -----------
Nevada...............................       2            0                2
North Carolina.......................       1            1                1
Alabama..............................       2            0                0
New York.............................       3            0                0
Washington...........................       2            0                0
Maryland.............................       0            1                0
Montana..............................       1            0                0
Missouri.............................       0            1                0
Rhode Island.........................       3            0                0
New Mexico...........................       1            0                0
West Virginia........................       1            0                0
                                                        --               --
                                        ------
     Total(4)........................     127           39               27
                                        ======          ==               ==

------------
(1) The leases, with respect to these funeral homes, have remaining terms ranging from two to fifteen years, and, generally, we have a right of first refusal on any proposed sale of the property where these funeral homes are located.
(2) One funeral home is located on property contiguous to and operated in combination with a Carriage cemetery.
(3) Two funeral homes are located on property contiguous to and operated in combination with our cemeteries.
(4) From January 1, 1999 through March 15, 1999, we have acquired one funeral home in Idaho and one funeral home in Tennessee for an aggregate consideration of $5.3 million.

     Carriage's corporate headquarters occupy approximately 24,500 square feet of leased office space in Houston, Texas.

     At December 31, 1998, we operated 664 vehicles, of which 651 we owned and 13 we leased.

     The specialized nature of our business requires that our facilities be well-maintained. Management believes that this standard is met.

ITEM 3.  LEGAL PROCEEDINGS

     Suzanne T. Hoeffner, et al. v. Estate of Allan Kenneth Vieira, et al. Certain of the funeral homes located in California that we acquired in early 1997, along with other death care providers, are defendants in litigation, filed in August 1997 in the Superior Court of Sacramento County, California. The plaintiffs in the litigation are alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties, and are seeking injunctive relief regarding disposition of the cremains and monetary damages. Management, with advice of legal counsel, believes that there are adequate insurance coverages, indemnities and reserves such that the results of the litigation will not have a material effect on our consolidated financial position or result of operations.

     Additionally, Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on us.

     We carry insurance with coverages and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Carriage's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CSV". From August 9, 1996 to May 8, 1998, the Class A Common Stock was traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "CRSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange and the NASDAQ National Market.

        1997                             HIGH          LOW
       ------                           ------       ------
First Quarter........................   $26.00       $18.25
Second Quarter.......................   $22.75       $17.00
Third Quarter........................   $22.75       $16.25
Fourth Quarter.......................   $19.625      $16.50

        1998
       ------
First Quarter........................   $23.75       $16.00
Second Quarter.......................   $26.00       $21.00
Third Quarter........................   $27.25       $19.50
Fourth Quarter.......................   $28.75       $19.8125

     As of March 15, 1999, there were 12,058,250 shares of Carriage's Class A Common Stock and 3,772,520 shares of the Class B Common Stock outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of Common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 205 stockholders of record. We believe there are approximately 3,500 beneficial owners of the Class A Common Stock.

     We have never paid a cash dividend on our Class A or Class B Common Stock. Carriage currently intends to retain earnings to finance the growth and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of Carriage and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1994       1995       1996       1997       1998
                                       ---------  ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Revenue, net:
Funeral..............................  $  17,368  $  22,661  $  37,445  $  64,888  $  92,965
Cemetery.............................      1,036      1,576      2,903     12,533     23,876
                                       ---------  ---------  ---------  ---------  ---------
Total net revenues...................     18,404     24,237     40,348     77,421    116,841
                                       ---------  ---------  ---------  ---------  ---------
Gross profit:
Funeral..............................      2,856      3,740      6,804     16,484     28,036
Cemetery.............................        158        250        362      2,899      6,288
                                       ---------  ---------  ---------  ---------  ---------
Total gross profit...................      3,014      3,990      7,166     19,383     34,324
General and administrative expense...      1,266      2,106      2,474      5,277      7,581
                                       ---------  ---------  ---------  ---------  ---------
Operating income.....................      1,748      1,884      4,692     14,106     26,743
Interest expense, net................      2,671      3,684      4,347      5,889      9,720
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes....       (923)    (1,800)       345      8,217     17,023
Provision for income taxes...........         40        694        138      3,726      7,490
                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) before
  extraordinary item.................       (963)    (2,494)       207      4,491      9,533
Extraordinary item, net..............         --         --       (498)      (195)        --
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) after extraordinary
  item...............................       (963)    (2,494)      (291)     4,296      9,533
Preferred stock dividends............         --         --        622        890        606
                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common
  stockholders.......................  $    (963) $  (2,494) $    (913) $   3,406  $   8,927
                                       =========  =========  =========  =========  =========
Earnings (loss) per share Basic:
Continuing operations................  $    (.38) $    (.99) $    (.09) $     .35  $     .67
Extraordinary item...................         --         --       (.10)      (.02)        --
                                       ---------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share......  $    (.38) $    (.99) $    (.19) $     .33  $     .67
                                       =========  =========  =========  =========  =========
Diluted:
Continuing operations................  $    (.38) $    (.99) $    (.09) $     .34  $     .65
Extraordinary item...................         --         --       (.10)      (.02)        --
                                       ---------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share....  $    (.38) $    (.99) $    (.19) $     .32  $     .65
                                       =========  =========  =========  =========  =========
Weighted average number of common and common equivalent shares outstanding:
Basic................................      2,520      2,520      4,869     10,226     13,315
                                       =========  =========  =========  =========  =========
Diluted..............................      2,520      2,520      4,869     10,485     13,808
                                       =========  =========  =========  =========  =========
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period.......         34         41         76        120        166
Cemeteries at end of period..........          3          3         10         20         27
Funeral services performed during
  period.............................      3,529      4,414      7,181     12,131     16,881
Preneed funeral contracts sold.......        762      2,610      3,760      4,020      6,481
Backlog of preneed funeral
  contracts..........................      6,855      8,676     22,925     34,797     57,185
Depreciation and amortization........  $   1,476  $   1,948  $   3,629  $   7,809  $  11,444
BALANCE SHEET DATA:
Working capital......................  $   4,271  $   6,472  $   5,089  $   5,823  $  11,564
Total assets.........................     44,165     61,746    131,308    277,940    466,144
Long-term debt, net of current
  maturities.........................     32,622     42,057     42,733    121,553    212,972
Redeemable preferred stock...........         --         --     17,251     13,951      1,673
Shareholders' equity.................  $   3,429  $   9,151  $  57,043  $  98,565  $ 200,394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Carriage is a leading provider of death care services and products in the United States. Our focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. We entered 1998 with the goals (among others) of implementing company-wide training, increasing margins in our funeral home and cemetery operations while continuing to grow rapidly, substantially increasing the preneed sales and marketing activities, and increasing employee incentive and ownership programs.

     The objective of these goals was to expand our infrastructure and stability as we continued to pursue consolidation opportunities in the death care industry.

     Income from operations, which we define as earnings before interest and income taxes, increased, as a percentage of net revenues, from 11.6% for 1996 to 18.2% for 1997 and to 22.9% in 1998. Income from operations for the year ended December 31, 1998, increased 89.6% compared to the same period in 1997. This improvement was largely due to the increased gross profits at individual locations. Gross margins for funeral homes increased from 18.2% in 1996 to 25.4% in 1997 and to 30.2% in 1998, as a result of margin management training for the managers and directors related to merchandising and memorialization, and benefits from cost containment and clustering, where realizable. Improvements in cemetery gross profit margins have been dramatic since 1996. Cemetery gross profit from 1996 to 1998 increased 1,637% while cemetery revenues increased 722% for the same period. During 1997, we doubled the number of cemeteries we owned and beginning in late 1996 we restructured the preneed sales function. As a percentage of cemetery net revenues, cemetery gross profit increased from 12.5% in 1996 to 23.1% in 1997 and to 26.3% in 1998. Increased preneed sales and marketing efforts have had a significant impact beginning in the fourth quarter of 1997, as revenues and gross profits from cemeteries owned at least one year increased 90.5% and 116.9%, respectively, for the year ended December 31, 1998 compared to 1997.

     We have experienced significant growth since the end of 1995 when we owned 44 facilities. We acquired 45 facilities in 1996, 54 facilities in 1997 and 55 facilities in 1998. In a deliberate and managed process, we increased personnel and related infrastructure as a function of the increase in our revenue run-rate. As a consequence, general and administrative expenses increased from $2.1 million in 1995, to $2.5 million in 1996, to $5.3 million in 1997 and to $7.6 million in 1998. However, general and administrative expenses, as a percentage of revenues over these periods, were 8.7% in 1995, 6.1% in 1996, 6.8% in 1997 and 6.5% in 1998. The additional personnel filled critical roles in expanding the geographic coverage of both corporate development and preneed sales and marketing activities, as well as the financial, data processing and administrative functions needed to support the growing number of locations operating in a decentralized management fashion with timely financial and management information. Additionally, near the end of 1996, we restructured and expanded the prearranged funeral and cemetery sales organization significantly.

     During 1996, we acquired 38 funeral homes and seven cemeteries for an aggregate consideration of approximately $68 million. We acquired 44 funeral homes and ten cemeteries during 1997 for approximately $118 million. During 1998, we acquired 48 funeral homes and seven cemeteries for an aggregate consideration of approximately $159 million. We funded these acquisitions through cash flow from operations, additional borrowings under our credit facilities and issuance of preferred and common stock. In addition, as of March 9, 1999, we had either closed acquisitions or had letters of intent or definitive agreements to acquire nine funeral homes and 12 cemeteries for an aggregate consideration of approximately $23.3 million. We believe our increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries, as well as favorable conditions in the acquisition marketplace, has improved our ability to attract potential acquisitions that are larger, strategic and accretive, as well as our ability to finance our acquisitions with debt and equity.

     One consequence of our rapid growth through acquisitions in recent years is a relatively high level of non-cash depreciation and amortization expense. For the years ended December 31, 1997 and 1998, depreciation and amortization expense as a percentage of net revenues was approximately 10%. We believe that this percentage was higher than others in the industry as most of our acquisitions have occurred during the past two years and have been primarily comprised of funeral homes (as compared to cemeteries which have a large nondepreciable land component). Because all of our properties have been acquired in these types of transactions in the past few years, the non-cash charges related to purchase price allocations resulting from these acquisitions have had a significant impact on our reported net income.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: Carriage's ability to sustain its rapid acquisition rate, to manage our growth and to obtain adequate performance from acquired businesses; the economy and financial market conditions, including stock prices, interest rates and credit availability; and death rates and competition in the our markets.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                           1996       1997       1998
                                       ---------  ---------  ---------
Total revenues, net..................      100.0%     100.0%     100.0%
Total gross profit...................       17.8       25.0       29.4
General and administrative
  expenses...........................        6.1        6.8        6.5
Operating income.....................       11.6       18.2       22.9
Interest expense, net................       10.8        7.6        8.3
Net income before extraordinary
  item...............................        0.5        5.8        8.2

     The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------
                                        1996        1997       1998
                                        ----        ----       ----
Funeral homes at beginning of
  period.............................    41           76        120
Acquisitions.........................    38           44         48
Divestitures.........................     3           --          2
                                        ----         ---        ---
Funeral homes at end of period.......    76          120        166
                                        ====         ===        ===
Cemeteries at beginning of period....     3           10         20
Acquisitions.........................     7           10          7
Divestitures.........................    --           --         --
                                        ----         ---        ---
Cemeteries at end of period..........    10           20         27
                                        ====         ===        ===

     The following is a discussion of Carriage's results of operations for 1996, 1997 and 1998. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each year being compared are referred to as "existing operations". Operations acquired or opened during either year being compared are referred to as "acquired operations".

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Funeral Home Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 1997 and 1998:

                                             YEAR ENDED
                                            DECEMBER 31,             CHANGE
                                       --------------------  ---------------------
                                          1997       1998      AMOUNT      PERCENT
                                       ---------  ---------  ---------    --------
                             (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  47,082  $  48,092  $   1,010        2.1%
     Acquired operations.............     17,806     44,873     27,067      152.0%
                                       ---------  ---------  ---------
          Total net revenues.........  $  64,888  $  92,965  $  28,077       43.3%
                                       =========  =========  =========
Gross profit:
     Existing operations.............  $  10,881  $  13,752  $   2,871       26.4%
     Acquired operations.............      5,603     14,284      8,681      154.9%
                                       ---------  ---------  ---------
          Total gross profit.........  $  16,484  $  28,036  $  11,552       70.1%
                                       =========  =========  =========

     Due to the Carriage's rapid growth, existing operations represented only 52% of the total funeral revenues and only 49% of the total funeral gross profit for the year ended December 31, 1998. Total funeral net revenues for the year ended December 31, 1998, increased $28.1 million or 43.3% over 1997. The higher net revenues reflect an increase of $27.1 million in net revenues from acquired operations and an increase in net revenues of $1.0 million or 2.1% from existing operations. While there was a 3.9% increase in the average revenue per funeral service for existing operations, this was offset by a 1.7% decrease in the number of funeral services being performed. Fewer services were performed in 1998, primarily due to lower than usual seasonal death rates in certain of our markets, especially in the South Atlantic region of the country where we have a large number of existing operations.

     Total funeral gross profit for the year ended December 31, 1998 increased $11.6 million or 70.1% over 1997. The higher total gross profit reflected an increase of $8.7 million from acquired operations and an increase of $2.9 million or 26.4% from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of our merchandising strategy. Total gross profit increased from 25.4% for 1997 to 30.2% for 1998 due to these factors.

     Cemetery Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 1997 and 1998:

                                            YEAR ENDED
                                           DECEMBER 31,               CHANGE
                                       --------------------    --------------------
                                         1997       1998       AMOUNT      PERCENT
                                       ---------  ---------    -------     --------
                                                 (DOLLARS IN THOUSANDS)
Total net revenues...................  $  12,533  $  23,876    $11,343        90.5%
                                       =========  =========    =======
Total gross profit...................  $   2,899  $   6,288    $ 3,389       116.9%
                                       =========  =========    =======

     Due to Carriage's rapid growth, existing operations represented approximately 29% of cemetery revenues and approximately 20% of cemetery gross profit for the year ended December 31, 1998. As a result, we do not believe it is meaningful to present the results for existing and acquired operations separately.

     Total cemetery net revenues for the years ended December 31, 1998 increased $11.3 million or 90.5% over 1997 and total cemetery gross profit increased $3.4 million or 116.9% over 1997. Total gross margin increased from 23.1% for the year ended December 31, 1997, to 26.3% for the year ended December 31, 1998. These increases were due primarily to our acquisition of 17 cemeteries during 1997 and 1998, and increased preneed marketing efforts.

     General and administrative expenses for the year ended December 31, 1998 increased $2.3 million or 43.7% over 1997 due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, as a percentage of net revenues, general and administrative expenses decreased as the expenses were spread over a larger volume of revenue.

     Interest expense for the year ended December 31, 1998 increased $3.8 million over 1997 principally due to increased borrowings for acquisitions.

     During 1997, Carriage issued approximately $20 million of Series F redeemable preferred stock to fund a portion of our acquisition program. All of the Series F redeemable preferred stock were converted to Class A common stock by December 31, 1998. Dividends on this preferred stock are four percent per annum. Preferred dividends of $890,000 and $606,000 were subtracted from net income in computing earnings for 1997 and 1998, attributable to common stockholders for purposes of computing basic and diluted earnings per common share.

     Carriage provided for income taxes on income before income taxes and extraordinary item at a combined state and federal tax rate of 45.3% and 44% for the years ended December 31, 1997 and 1998, respectively. The provision for income taxes for 1997 includes a one-time charge in the amount of $390,000 to revalue the historical deferred tax liability accounts because our taxable income had grown to the point at which the federal corporate tax rate increases from 34% to 35%. Amortization of names and reputations related to certain acquisitions, which is nondeductible, is the primary cause of our effective rate exceeding the combined federal and state statutory income tax rates.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Funeral Home Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from funeral home operations during the years ended December 31, 1996 and 1997:

                                            YEAR ENDED
                                           DECEMBER 31,               CHANGE
                                       --------------------    --------------------
                                          1996       1997       AMOUNT      PERCENT
                                       ---------  ---------    -------     --------
                             (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  25,042  $  24,627    $  (415)      (1.7)%
     Acquired operations.............     12,403     40,261     27,858        *
                                       ---------  ---------    -------
          Total net revenues.........  $  37,445  $  64,888    $27,443        73.3%
                                       =========  =========    =======
Gross profit:
     Existing operations.............  $   4,396  $   5,675    $ 1,279        29.1%
     Acquired operations.............      2,408     10,809      8,401        *
                                       ---------  ---------    -------
          Total gross profit.........  $   6,804  $  16,484    $ 9,680       142.3%
                                       =========  =========    =======

------------
* Not meaningful.

     Due to Carriage's rapid growth, existing operations represented only 38% of the total funeral revenues and only 34% of the total funeral gross profit for the year ended December 31, 1997. Total funeral net revenues for the year ended December 31, 1997 increased $27.4 million or 73.3% over 1996. The higher net revenues reflected an increase of $27.9 million in net revenues from acquired operations and a decrease in net revenues of $415,000 or 1.7% from existing operations. The decrease in revenues for the existing operations primarily resulted from fewer funeral services being performed, which was partially offset by a 2.6% increase in the average revenue per funeral service. Fewer services were performed in 1997 primarily due to lower than usual seasonal death rates in certain of our markets, especially in the East North Central region of the country where we have a large number of existing operations.

     Total funeral gross profit for the year ended December 31, 1997 increased $9.7 million or 142.3% over 1996. The higher total gross profit reflected an increase of $8.4 million from acquired operations and an increase of $1.3 million or 29.1% from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of our merchandising strategy, which was partially offset by lower revenues. Total gross profit increased from 18.2% for 1996 to 25.4% for 1997 due to these factors.

     Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of Carriage from our cemetery operations for the years ended December 31, 1996 and 1997.

                                            YEAR ENDED
                                           DECEMBER 31,               CHANGE
                                       --------------------    --------------------
                                          1996       1997       AMOUNT      PERCENT
                                       ---------  ---------    -------     --------
                                                 (DOLLARS IN THOUSANDS)
Total net revenues...................  $   2,903  $  12,533    $9,630        331.7%
                                       =========  =========    =======
Total gross profit...................  $     362  $   2,899    $2,537        700.8%
                                       =========  =========    =======

     Due to our rapid growth, existing operations represented approximately 15% of cemetery revenues and approximately 9% of cemetery gross profit for the year ended December 31, 1997. As a result, we do not believe it is meaningful to present the results for existing and acquired operations separately.

     Total cemetery net revenues for the year ended December 31, 1997, increased $9.6 million or 331.7% over 1996 and total cemetery gross profit increased $2.5 million or 700.8% over 1996. Total gross margin increased from 12.5% for the year ended December 31, 1996, to 23.1% for the year ended December 31, 1997. These increases were due primarily to our acquisition of ten cemeteries during 1997 and increased preneed marketing efforts.

     As a result of the acceleration of our acquisition program in 1996, profit contribution from acquired properties exceeded that of existing operations even though most were not owned for the entire year. The acquisition and integration of these new properties received the majority of corporate operations group's management focus during the year. During the fourth quarter of 1996, significant additional management resources were added to this group to provide assistance in increasing revenue and profit margins from existing ongoing operations and to more rapidly achieve targeted margins for acquired businesses.

     General and administrative expenses for the year ended December 31, 1997, increased $2.8 million or 113.3% over 1996, due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues was less than one percentage point, as the expenses were spread over a larger volume of revenue.

     Interest expense for the year ended December 31, 1997, increased $1.5 million over 1996 principally due to increased borrowings for acquisitions. In August 1996, we utilized the net proceeds from the initial public offering and borrowings under a credit facility to repay the majority of our outstanding debts. In September 1997, we entered into a new credit facility for an increased line of credit. In connection with repayment of debt in both years, we recognized an extraordinary loss of approximately $498,000 and $195,000, net of income tax benefits of approximately $332,000 and $159,000, for the write-off of the deferred loan costs associated with the early retirement of debts for the years ended December 31, 1996 and 1997, respectively.

     During 1997, Carriage issued approximately $20 million of redeemable preferred stock to fund a portion of our acquisition program. Dividends on this preferred stock are four percent per annum. Preferred dividends of $890,000 were subtracted from the $4.5 million of net income before extraordinary item in computing earnings attributable to common stockholders resulting in a net income before extraordinary item of $3.6 million for purposes of computing basic and diluted earnings per common share.

     During 1996, we issued approximately $18 million of redeemable preferred stock to fund a portion of our acquisition program. Dividends on the majority of this preferred stock range from 6-7 percent per annum. Preferred dividends of $622,000 were subtracted from the $207,000 of net income before extraordinary item in computing earnings attributable to common stockholders resulting in a net loss of $415,000 for purposes of computing earnings per common share.

     For 1996, Carriage provided for income taxes (benefits) at a combined state and federal tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $2.9 million at December 31, 1998, representing a decrease of $3.2 million from December 31, 1997. For the year ended December 31, 1998, cash provided by operations was $6.6 million as compared to $9.7 million for the year ended December 31, 1997. The decrease in cash provided by operations was principally due to increases in accounts receivable and other deferred charges, which were partially offset by the increase in income from operations. Cash used in investing activities was $153 million for the year ended December 31, 1998, compared to $75 million in 1997, due primarily to the increases in amounts paid in connection with acquisitions and capital expenditures. In 1998, cash flow provided by financing activities amounted to approximately $144 million, primarily due to the net proceeds generated from an equity offering in the second quarter of 1998 and proceeds from long-term debt which were used to fund acquisitions.

     On May 28, 1998, Carriage completed the sale of 3,000,000 shares of Class A Common Stock and on June 10, 1998, the underwriters in that equity offering exercised their option to sell an additional 450,000 shares of Class A Common Stock, raising the total number of shares to 3,450,000. This resulted in approximately $69 million in net proceeds, of which $45 million was used to repay outstanding indebtedness under the credit facility, with the remaining $24 million used for acquisitions and general corporate purposes. In 1997, cash flow provided by financing activities amounted to $70 million, primarily due to the proceeds from long-term debt.

     Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of December 31, 1997 and 1998, we had 1,682,500 shares of Series D Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-.07 per share depending upon when such shares were issued. Commencing on August 8, 1998, Carriage may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, we must redeem all shares of Series D Preferred Stock, then outstanding, at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     As of December 31, 1997, we had 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock paid cash dividends at the annual rate of $.042 per share. On December 31, 1998, all of the Series F Preferred Stock was converted into an aggregate of 722,250 shares of Class A Common Stock at the exercise price of $17 per share.

     Capital resources during 1996 were provided primarily by a $75 million revolving line of credit (the "Former Credit Facility") and proceeds from the issuance of its Class A Common Stock in connection with our initial public offering. During September 1997, we entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five-year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock and requires us to maintain certain financial ratios. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. During September 1998, we increased the bank credit facility from $150 million to $225 million, with three additional banks participating in the agreement. At December 31, 1998, approximately $192.4 million was outstanding under the New Credit Facility.

     Carriage expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry, which will require significant levels of funding from various sources. We believe that cash flow from operations, borrowings under the New Credit Facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements for 1999. In March 1997, we filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be issued to fund acquisitions. As of December 31, 1998, approximately 1,057,000 shares remained. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions we made, there can be no assurance that our capital resources will be sufficient to fund its capital needs. Additional debt and equity financing may be required to maintain our acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then existing financial condition of Carriage.

SEASONALITY

     Although the death care business is relatively stable and fairly predictable, our business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition, our quarterly results may fluctuate depending on the magnitude and timing of acquisitions.

INFLATION

     Inflation has not had a significant impact on the results of Carriage's operations during the last three years.

YEAR 2000

     Our information systems management group is continually reviewing the management and accounting software packages for internal accounting and information requirements to keep pace with our continued growth and to achieve Year 2000 compliance. To address the Year 2000 issue, our information management group and outside professional consultants have implemented a Year 2000 program which encompasses performing an inventory of our information technology and non-information technology systems, assessing the potential problem areas, testing the systems for Year 2000 readiness, and modifying systems that are not Year 2000 ready.

     To date, inventory and assessment have been completed for all of our core systems that are essential for business operations. All of these core systems are believed to be Year 2000 compliant except for a portion of the record-keeping system for certain cemetery operations, for which the modifications have been completed, tested and certified as Year 2000 compliant and will be installed by March 1999. As of December 31, 1998, management estimated that we had completed more than ninety percent of the work involved in modifying, replacing and testing the non-compliant hardware and software. The inventory and assessment phases for newly acquired businesses is performed during the acquisition process as part of our due diligence analysis.

     We are also communicating with vendors, trustees and other third parties with whom we conduct business to determine the extent to which those companies are addressing their Year 2000 compliance. To date, no significant third parties have informed us that any Year 2000 issue exists which will have a material effect on us.

     Although we expect to be ready to continue our business activities without interruption by a Year 2000 problem, we recognize the general uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties. Under a "most likely worst case Year 2000 scenario," it may be necessary for us to replace some suppliers, rearrange some work plans or even temporarily interrupt some normal business activities or operations. We believe that such circumstances would be isolated and would not result in a material adverse impact to our operations or pose a material financial risk to us. We have begun, but not yet completed, developing a contingency plan to deal with the "most likely worst case Year 2000 scenario." The contingency plan is expected to be completed during the third quarter of 1999.

     Based on the current assessment, our total costs of becoming Year 2000 compliant are not expected to be significant to our financial position, results of operations or cash flows. As of December 31, 1998, we spent approximately $33,000 related to Year 2000 compliance. The total remaining costs for addressing the Year 2000 issue are presently estimated to be less than $100,000.

     The estimated costs of the projects and the dates on which we plan to complete the Year 2000 program are forward-looking statements based on our best estimates, which were derived utilizing numerous assumptions of future events. While we believe all necessary work will be completed in a timely fashion, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Some of the factors that might cause such material differences include failure by third parties to adequately solve Year 2000 problems, the cooperation of third parties and the ability to identify and correct potential problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     Carriage is currently exposed to market risk from changes in interest rates. Our long-term borrowings primarily consist of the $225 million floating rate line of credit maturing in 2002. Any change in the floating rate will cause a change in interest expense. We seek to minimize the risk that interest rates will increase by entering into interest rate swap transactions. As of December 31, 1998, we were engaged in three interest rate swaps in which we exchange the floating rate payments for fixed rate payments at 90 day intervals. The interest rate swaps have a combined notional amount of $50 million, mature in 2003, and have a weighted average fixed rate of 5.57% and a fair value of $505,000 at December 31, 1998. Any decrease in market interest rates, assuming all other things being equal, causes the fair value of our interest rate swaps to decrease. The remainder of Carriage's long-term debt and the leases consist of non-interest bearing notes and fixed rate instruments. Any increase in market interest rates causes the fair value of those liabilities to decrease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                           PAGE
                                                                           -----
Report of Independent Public Accountants.................................     24
Consolidated Balance Sheets as of December 31, 1997 and 1998.............     25
Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1997 and 1998.........................................     26
Consolidated Statements of Changes in Stockholders' Equity for
the Years Ended December 31, 1996, 1997 and 1998.........................     27
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1997 and 1998.........................................     28
Notes to Consolidated Financial Statements...............................     29

(A) 2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                        PAGE
                                        -----
Report of Independent Public Accountants on Financial Statement Schedule..... 43
Financial Statement Schedule II -- Valuation and Qualifying Accounts........ 44

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(A) 3  EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Carriage Services, Inc. and payment of a reasonable fee.

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
        3.1     --   Amended and Restated Certificate of Incorporation, as amended, of the Company.
                     Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form
                     10-K for its fiscal year ended December 31, 1996.
        3.2     --   Certificate of Amendment dated May 9, 1996. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30,
                     1997.
        3.3     --   Certificate of Decrease, reducing the authorized Series D Preferred Stock. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.
        3.4     --   Certificate of Decrease, reducing the authorized Series F Preferred Stock. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.
        3.5          -- Amended and Restated Bylaws of the Company.
                     Incorporated herein by reference to Exhibit 3.2 to the
                     Company's Registration Statement on Form S-1 (File No.
                     333-05545).
       10.1     --   Loan Agreement between the Company and NationsBank of Texas, N.A. dated September 9, 1997.
                     Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                     for its fiscal quarter ended September 30, 1997.
      +10.2     --   Employment Agreement with Melvin C. Payne. Incorporated herein by reference to Exhibit
                     10.23 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
      +10.3     --   Employment Agreement with Mark W. Duffey. Incorporated herein by reference to Exhibit
                     10.24 to the Company's Registration Statement on Form S-1 (File No. 333-05545).
      +10.4     --   Employment Agreement with Russell W. Allen. Incorporated herein by reference to Exhibit
                     10.25 to the Company's Registration Statement on Form S-1 (File No. 333-05545).
      +10.5     --   Employment Agreement with Gary O'Sullivan.
                     Incorporated herein by reference to Exhibit 10.26 to
                     the Company's Annual Report on Form 10-K for its
                     fiscal year ended December 31, 1996.
      +10.6     --   Employment Agreement with Thomas C. Livengood. Incorporated herein by reference to Exhibit
                     10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31,
                     1996.
      +10.7     --   Amended and Restated 1995 Stock Incentive Plan.
                     Incorporated herein by reference to Exhibit 10.23 to
                     the Company's Annual Report on Form 10-K for its
                     fiscal year ended December 31, 1996.
      +10.8     --   Amended and Restated 1996 Stock Incentive Plan.
                     Incorporated herein by reference to Exhibit 10.24 to
                     the Company's Annual Report on Form 10-K for its
                     fiscal year ended December 31, 1996.
      +10.9     --   Amended and Restated 1996 Directors' Stock Option
                     Plan. Incorporated herein by reference to Exhibit
                     10.25 to the Company's Annual Report on Form 10-K for
                     its fiscal year ended December 31, 1996.
      *11.1     --   Statement regarding computation of earnings per share.
      *21.1     --   Subsidiaries of the Company
      *27.1     --   Financial Data Schedule

------------
(*) Filed herewith.
(+) Management contract or compensation plan.

(B) REPORTS ON FORM 8-K

     Carriage filed a Current Report on Form 8-K on November 6, 1998, with respect to its acquisition of all of the outstanding shares of Forastiere Funeral Home, Inc. on October 23, 1998, and its acquisition of substantially all of the operating assets at Braun-Everiss-Wagley Funeral Home, Inc. on November 6, 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 30, 1999.


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

            SIGNATURE                       TITLE                          DATE
            ---------                       -----                          ----
       /s/MELVIN C. PAYNE     Chairman of the Board, Chief Executive   March 30, 1999
        MELVIN C. PAYNE         Officer and Director (Principal
                                Financial Officer)

       /s/MARK W. DUFFEY      President and Director                   March 30, 1999
         MARK W. DUFFEY

     /s/THOMAS C. LIVENGOOD   Executive Vice President, Chief          March 30, 1999
      THOMAS C. LIVENGOOD       Financial Officer and Secretary
                                (Principal Financial and Accounting
                                Officer)

       /s/C. BYRON SNYDER     Director                                 March 30, 1999
        C. BYRON SNYDER

     /s/ROBERT D. LARRABEE    Director                                 March 30, 1999
       ROBERT D. LARRABEE

     /s/BARRY K. FINGERHUT    Director                                 March 30, 1999
       BARRY K. FINGERHUT

      /s/STUART W. STEDMAN    Director                                 March 30, 1999
       STUART W. STEDMAN

     /s/RONALD A. ERICKSON    Director                                 March 30, 1999
       RONALD A. ERICKSON

       /s/MARK F. WILSON      Director                                 March 30, 1999
         MARK F. WILSON

      /s/GREG M. BRUDNICKI    Director                                 March 30, 1999
       GREG M. BRUDNICKI

                             CARRIAGE SERVICES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        -----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Public Accountants............................     24

     Consolidated Balance Sheets as of December 31, 1997 and 1998........     25

     Consolidated Statements of Operations for the Years Ended
      December 31, 1996, 1997 and 1998...................................     26

     Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1996, 1997 and 1998...............     27

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1997 and 1998...................................     28

     Notes to Consolidated Financial Statements..........................     29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and Board of Directors of Carriage Services, Inc.

     We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 1999

                            CARRIAGE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                                         ----------------------
                                                             1997        1998
                                                         ----------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents............................  $    6,126  $    2,892
  Accounts receivable --
     Trade, net of allowance for doubtful accounts of $1,291 in
     1997 and $3,435 in 1998...........................      11,617      17,835
       Other...........................................       1,295       3,696
                                                         ----------  ----------
                                                              12,912      21,531
  Inventories and other current assets.................       5,691       7,457
                                                         ----------  ----------
          Total current assets.........................      24,729      31,880
                                                         ----------  ----------
Property, plant and equipment, at cost:
  Land.................................................      21,789      30,952
  Buildings and improvements...........................      56,153      89,567
  Furniture and equipment..............................      15,046      21,988
                                                         ----------  ----------
                                                             92,988     142,507
  Less-accumulated depreciation........................      (7,123)    (11,363)
                                                          ----------  ----------
                                                             85,865     131,144
Cemetery property, at cost.............................      32,154      63,409
Names and reputations, net of accumulated amortization
of $4,480 in 1997 and $8,428 in 1998...................     118,099     211,183
Deferred charges and other non-current assets..........      17,093      28,528
                                                          ----------  ----------
          Total assets.................................  $  277,940  $  466,144
                                                          ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................  $    9,022  $    4,754
  Accrued liabilities..................................       7,545       9,168
  Current portion of long-term debt and obligations
  under capital leases.................................       2,339       6,394
                                                          ----------  ----------
          Total current liabilities....................      18,906      20,316
Preneed liabilities, net...............................       7,403      11,106
Long-term debt, net of current portion.................     121,553     212,972
Obligations under capital leases, net of
  current portion......................................       4,449       3,209
Deferred income taxes..................................      13,113      16,474
                                                          ----------  ----------
          Total liabilities............................     165,424     264,077
                                                          ----------  ----------
Commitments and contingencies
Redeemable preferred stock.............................      13,951       1,673
Stockholders' equity:
  Class A Common Stock, $.01 par value; 40,000,000 shares
     authorized; 6,454,000 and 12,028,000 issued and
     outstanding in 1997 and 1998, respectively.........         64         120
  Class B Common Stock; $.01 par value; 10,000,000 shares
     authorized; 4,691,000 and 3,779,000 issued and outstanding
     in 1997 and 1998, respectively....................          47          38
  Contributed capital..................................     102,056     194,911
  Retained earnings (deficit)..........................      (3,602)      5,325
                                                          ----------  ----------
          Total stockholders' equity...................      98,565     200,394
                                                          ----------  ----------
          Total liabilities and stockholders' equity...  $  277,940  $  466,144
                                                          ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1996       1997        1998
                                       ---------  ---------  ----------
Revenues, net
  Funeral............................  $  37,445  $  64,888  $   92,965
  Cemetery...........................      2,903     12,533      23,876
                                       ---------  ---------  ----------
                                          40,348     77,421     116,841
Costs and expenses
  Funeral............................     30,641     48,404      64,929
  Cemetery...........................      2,541      9,634      17,588
                                       ---------  ---------  ----------
                                          33,182     58,038      82,517
                                       ---------  ---------  ----------
  Gross profit.......................      7,166     19,383      34,324
General and administrative
  expenses...........................      2,474      5,277       7,581
                                       ---------  ---------  ----------
  Operating income...................      4,692     14,106      26,743
Interest expense, net................      4,347      5,889       9,720
                                       ---------  ---------  ----------
  Income before income taxes and
     extraordinary item..............        345      8,217      17,023
  Provision for income taxes.........        138      3,726       7,490
                                       ---------  ---------  ----------
  Net income before extraordinary
     item............................        207      4,491       9,533
Extraordinary item -- loss on early
 extinguishment of debt, net of
 income tax benefit of $332 in 1996
 and $159 in 1997....................       (498)      (195)         --
                                       ---------  ---------  ----------
  Net income (loss)..................       (291)     4,296       9,533
Preferred stock dividend
  requirements.......................        622        890         606
                                       ---------  ---------  ----------
  Net income (loss) available to
     common stockholders.............  $    (913) $   3,406  $    8,927
                                       =========  =========  ==========
Basic earnings (loss) per share:
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .35  $      .67
  Extraordinary item.................       (.10)      (.02)         --
                                       ---------  ---------  ----------
  Net Income (loss)..................  $    (.19) $     .33  $      .67
                                       =========  =========  ==========
Diluted earnings (loss) per share:
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .34  $      .65
  Extraordinary item.................       (.10)      (.02)         --
                                       ---------  ---------  ----------
  Net Income (loss)..................  $    (.19) $     .32  $      .65
                                       =========  =========  ==========
Weighted average number of common and
 common equivalent shares outstanding
  Basic..............................      4,869     10,226      13,315
                                       =========  =========  ==========
  Diluted............................      4,869     10,485      13,808
                                       =========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        NET        RETAINED
                                        NO. OF     PREFERRED    NO. OF     COMMON    CONTRIBUTED    UNREALIZED     EARNINGS
                                        SHARES       STOCK      SHARES     STOCK       CAPITAL      GAIN(LOSS)     (DEFICIT)
                                       ---------   ---------   ---------   ------    -----------    -----------    ---------
BALANCE -- DECEMBER 31, 1995.........     15,660     $ 157         2,520    $ 25      $  15,100        $ (36)       $(6,095)
Net loss -- 1996.....................         --        --            --      --             --           --           (291)
Issuance of preferred stock..........        555         5            --      --            540           --             --
Issuance of common stock.............         --        --         3,947      40         47,942           --             --
Conversion of preferred stock to
  common stock.......................    (16,045)     (160)        1,980      20            140           --             --
Conversion of redeemable preferred
  stock to common stock..............         --        --            39      --            522           --             --
Unrealized net gain -- available for
  sale securities....................         --        --            --      --             --           36             --
Purchase of treasury stock...........       (170)       (2)           --      --           (339)          --             --
Preferred stock dividends............         --        --            --      --             --           --           (622)
Exercise of stock options............         --        --             6      --             61           --             --
                                       ---------   ---------   ---------   ------    -----------    -----------    ---------
BALANCE -- DECEMBER 31, 1996.........         --        --         8,492      85         63,966           --         (7,008)
Net income -- 1997...................         --        --            --      --             --           --          4,296
Issuance of common stock.............         --        --           978      10         14,714           --             --
Conversion of redeemable preferred
  stock to common stock..............         --        --         1,658      16         23,276           --             --
Purchase of treasury stock...........         --        --            (3)     --            (60)          --             --
Exercise of stock options............         --        --            20      --            160           --             --
Preferred stock dividends............         --        --            --      --             --           --           (890)
                                       ---------   ---------   ---------   ------    -----------    -----------    ---------
BALANCE -- DECEMBER 31, 1997.........         --        --        11,145     111        102,056           --         (3,602)
Net Income -- 1998...................         --        --            --      --             --           --          9,533
Issuance of Common Stock.............         --        --         3,943      40         81,339           --             --
Conversion of redeemable preferred
  stock to common stock..............         --        --           722       7         12,271           --             --
Purchase of treasury stock...........         --        --           (78)     (1)        (1,822)          --             --
Exercise of stock options............         --        --            75       1          1,067           --             --
Preferred stock dividends............         --        --            --      --             --           --           (606)
                                       ---------   ---------   ---------   ------    -----------    -----------    ---------
BALANCE -- DECEMBER 31, 1998.........         --     $  --        15,807    $158      $ 194,911        $  --        $ 5,325
                                       =========   =========   =========   ======    ===========    ===========    =========

                                           TOTAL
                                         ---------

BALANCE -- DECEMBER 31, 1995.........  $   9,151
Net loss -- 1996.....................       (291)
Issuance of preferred stock..........        545
Issuance of common stock.............     47,982
Conversion of preferred stock to
  common stock.......................         --
Conversion of redeemable preferred
  stock to common stock..............        522
Unrealized net gain -- available for
  sale securities....................         36
Purchase of treasury stock...........       (341)
Preferred stock dividends............       (622)
Exercise of stock options............         61
                                       ---------
BALANCE -- DECEMBER 31, 1996.........     57,043
Net income -- 1997...................      4,296
Issuance of common stock.............     14,724
Conversion of redeemable preferred
  stock to common stock..............     23,292
Purchase of treasury stock...........        (60)
Exercise of stock options............        160
Preferred stock dividends............       (890)
                                       ---------
BALANCE -- DECEMBER 31, 1997.........     98,565
Net Income -- 1998...................      9,533
Issuance of Common Stock.............     81,379
Conversion of redeemable preferred
  stock to common stock..............     12,278
Purchase of treasury stock...........     (1,823)
Exercise of stock options............      1,068
Preferred stock dividends............       (606)
                                       ---------
BALANCE -- DECEMBER 31, 1998.........  $ 200,394
                                       =========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1996       1997       1998
                                              ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).......................  $    (291) $   4,296  $   9,533
  Adjustments to reconcile net income
    (loss) to net cash provided by
    Operating activities --
    Depreciation and amortization.........      3,629      7,809     11,444
    Provision for losses on accounts
      receivable..........................        683      1,025      1,670
    Loss on early extinguishment of
      debt, net of income taxes...........        498        195         --
    Deferred income taxes.................         54      2,230      1,732
                                              ---------  ---------  ---------
Cash flows from operating activities
 before changes in working capital
 accounts.................................      4,573     15,555     24,379
  Changes in assets and liabilities,
    net of effects from acquisitions:
    Increase in accounts
      receivable..........................     (3,440)    (4,747)   (10,959)
    Increase in inventories and other
      current assets......................       (465)    (1,223)      (726)
    Increase in other deferred
      charges.............................     (1,146)    (1,884)    (5,901)
    Increase in accounts payable..........      1,151      1,168      1,869
    Increase (decrease) in accrued
      liabilities.........................       (403)       422       (528)
    Increase (decrease) in preneed
      liabilities.........................         44        370     (1,509)
                                              ---------  ---------  ---------
      Net cash provided by operating
         activities.......................        314      9,661      6,625
Cash flows from investing activities:
  Acquisitions, net of cash
    acquired..............................    (42,707)   (65,607)  (136,389)
  Purchase of cemetery property...........         --       (518)      (797)
  Disposal of marketable securities
    available for sale....................        976         --         --
  Purchase of property, plant and
    equipment.............................     (4,237)    (8,645)   (16,301)
                                             ---------  ---------  ---------
      Net cash used in investing
         activities.......................    (45,968)   (74,770)  (153,487)
Cash flows from financing activities:
  Proceeds from long-term debt............     59,849     79,300    129,330
  Payments on long-term debt and
    obligations under capital
    leases................................    (65,925)    (9,196)   (52,942)
  Proceeds from issuance of common
    stock.................................     47,694        566     68,922
  Preferred stock dividends...............       (622)      (890)      (606)
  Exercise of stock options...............         61        160      1,068
  Purchase of treasury stock..............       (341)       (60)    (1,771)
  Payment of deferred debt charges
    and other.............................       (923)      (357)      (373)
                                             ---------  ---------  ---------
      Net cash provided by financing
         activities.......................     39,793     69,523    143,628
Net increase (decrease) in cash and
  cash equivalents........................     (5,861)     4,414     (3,234)
Cash and cash equivalents at
  beginning of year.......................      7,573      1,712      6,126
                                             ---------  ---------  ---------
Cash and cash equivalents at end of
  year....................................  $   1,712  $   6,126  $   2,892
                                             =========  =========  =========
Supplemental disclosure of cash flow information:
  Cash paid for interest..................  $   4,466  $   5,477  $   9,879
                                             =========  =========  =========
  Cash paid for income taxes..............  $      --  $   1,385  $   5,641
                                             =========  =========  =========
  Retirement of debt through
    disposition of business...............  $   2,642  $      --  $      --
                                             =========  =========  =========
  Non-cash consideration for
    acquisitions..........................  $  25,474  $  52,653  $   3,810
                                             =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Carriage Services, Inc. was organized under the laws of the State of Delaware on December 29, 1993. We own and operate funeral homes and cemeteries throughout the United States. We provide professional services related to funerals and interments at its funeral homes and cemeteries. Prearranged funerals and preneed cemetery property are marketed in the geographic markets served by Carriage's locations.

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

FUNERAL AND CEMETERY OPERATIONS

     We record the sales of funeral merchandise and services upon performance of the funeral service. All sales of cemetery interment rights, together with associated merchandise and services, are recorded at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. The cost for cemetery merchandise and services sold, but not yet provided, is accrued as an expense at the same time the cemetery revenue is recognized. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of Carriage. Accounts receivable -- trade, net consists of approximately $7,245,000 and $10,016,000 of funeral receivables and approximately $4,372,000 and $7,819,000 of current cemetery receivables at December 31, 1997 and 1998, respectively. Non-current cemetery receivables, those payable after one year, are included in Deferred Charges and Other Non-current Assets on the Consolidated Balance Sheets.

PRENEED FUNERAL ARRANGEMENTS

     Preneed funeral sales are affected by deposits to a trust or purchase of a third-party insurance product. Since we do not have access to these funds, the sale is not recorded until the service is performed, nor generally, are the related assets and liabilities reflected on the Consolidated Balance Sheets. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed in order to offset inflation in cost to provide the service in the future. The preneed insurance products totaled approximately $53,262,000 and $95,637,000 at December 31, 1997 and 1998. The preneed funeral trust assets were approximately $52,931,000 and $83,952,000 at December 31, 1997 and 1998, respectively, which in the opinion of management, exceed the future obligations under such arrangements. The type of instruments that the trusts may invest in are regulated by state agencies.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements:

                                        HISTORICAL     UNREALIZED
                                        COST BASIS    GAIN (LOSS)    FAIR VALUE
                                        -----------   ------------   ----------
                                                     (IN THOUSANDS)

As of December 31, 1997:
     Cash and cash equivalents.......     $23,891         $ --        $ 23,891
     Fixed income investment
       contracts.....................      10,638           --          10,638
     Mutual funds, corporate bonds
       and stocks....................      17,960          442          18,402
                                        -----------   ------------   ----------
          Total......................     $52,489         $442        $ 52,931
                                        -----------   ------------   ----------
As of December 31, 1998:
     Cash and cash equivalents.......     $38,777         $ --        $ 38,777
     Fixed income investment
       contracts.....................      16,531           --          16,531
     Mutual funds, corporate bonds
       and stocks....................      27,782          862          28,644
                                        -----------   ------------   ----------
          Total......................     $83,090         $862        $ 83,952
                                        -----------   ------------   ----------

CEMETERY MERCHANDISE AND SERVICE TRUST

     Carriage is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by us upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recognized in current revenues as trust earnings accrue, net of current period inflation costs recognized related to the merchandise that has not yet been purchased. Merchandise and service trust fund balances, in the aggregate, were approximately $9,567,000 and $18,578,000 at December 31, 1997 and 1998, respectively, and are included in Preneed Liabilities, net on the accompanying Consolidated Balance Sheets.

PERPETUAL AND MEMORIAL CARE TRUST

     In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue upon distribution. The perpetual and memorial care trust assets were approximately $8,408,000 and $21,659,000 at December 31, 1997 and 1998, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. We do not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying Consolidated Balance Sheets.

DEFERRED OBTAINING COSTS

     Deferred obtaining costs consist of sales commissions and other direct marketing costs applicable to preneed funeral sales, net of insurance commissions received. These costs are deferred and amortized in funeral costs and expenses over the expected timing of the performance of the services covered by the preneed funeral contracts.

CASH AND CASH EQUIVALENTS

     Carriage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DERIVATIVE FINANCIAL SECURITIES

     We enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are agreements to exchange floating rates for fixed interest payments periodically

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

over the life of the agreements without the exchange of the underlying notional amounts. Our current accounting practice does not provide that interest rate swaps are recognized on the consolidated balance sheets. The differential paid or received is recognized as an adjustment to interest expense. We do not hold or issue financial instruments for trading purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, effective for years beginning after June 15, 1999, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivatives fair value recognized currently in earnings unless specific hedge accounting criteria are met. We expect to adopt SFAS No. 133 on January 1, 2000 and are currently evaluating the impact of such adoption on its consolidated financial statements.

INVENTORY

     Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

NAMES AND REPUTATIONS

     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Names and Reputations. Such amounts are amortized over 40 years. Many of our acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. We review the carrying value of Names and Reputations at least quarterly on a location-by-location basis to determine if facts and circumstances exist which would suggest that this intangible asset might be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment is probable, we will prepare a projection of the undiscounted cash flows of the location and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value. At December 31, 1998, no impairment was deemed to have occurred.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was $264,000 and $498,000 in 1997 and 1998, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

                                         YEARS
                                        --------
Buildings and improvements...........   15 to 40
Furniture and fixtures...............    7 to 10
Machinery and equipment..............    5 to 10
Automobiles..........................     5 to 7

INCOME TAXES

     Carriage files a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.

EARNINGS PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes that carrying value approximates fair value for cash and cash equivalents. Additionally, the floating rate credit facility approximates its fair value. Management also believes that the redeemable preferred stock is stated at fair value.

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

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130, effective for years beginning after December 15, 1997, requires reporting comprehensive income and its components in financial statements. Carriage has no comprehensive income to report at December 31, 1998.

BUSINESS SEGMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. We adopted SFAS No. 131 in 1998 and restated segment data for 1996 and 1997 on a basis consistent with that in 1998.

2.  ACQUISITIONS

     During 1998, Carriage acquired 48 funeral homes and seven cemeteries through the purchase of stock and assets. In 1997, we acquired 44 funeral homes and 10 cemeteries through the purchase of stock and assets. These transactions have been accounted for utilizing the purchase method of accounting and the results of operations of the acquired businesses have been included in our results from the respective dates of acquisition.

     In accordance with APB Opinion 16, purchase prices were allocated to the net assets acquired based on our estimate of the fair value of the acquired assets and liabilities at the date of acquisition. Many of our acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. As a result, the excess of the consideration paid over the fair value of net tangible and other identifiable intangible assets is allocated to Names and Reputations. Future adjustments to the allocation of the purchase price may be made during the 12 months following the date of acquisition due to resolution of uncertainties existing at the acquisition date, which may include obtaining additional information regarding asset and liability valuations.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The effect of the above acquisitions on the Consolidated Balance Sheets at December 31, 1997 and 1998 was as follows:

                                          1997        1998
                                       ----------  ----------
                                           (IN THOUSANDS)
Current Assets.......................  $   11,909  $    8,225
Cemetery Property....................      28,276      29,899
Property, Plant and Equipment........      34,830      34,299
Deferred Charges and Other
  Non-current Assets.................       1,597       1,928
Names and Reputations................      55,013      92,504
Current Liabilities..................      (1,631)     (1,219)
Debt.................................      (1,072)     (1,166)
Other Liabilities....................     (10,662)     (3,468)
                                       ----------  ----------
                                          118,260     161,002
Consideration:
Redeemable preferred stock issued....     (20,000)         --
Debt.................................     (18,210)    (10,965)
Cash acquired in acquisitions........        (556)       (803)
Common stock issued..................     (13,887)    (12,845)
                                       ----------  ----------
     Cash used for acquisitions......  $   65,607  $  136,389
                                       ==========  ==========

     The following table reflects, on an unaudited pro forma basis, the combined operations of Carriage and the businesses acquired during 1997 and 1998 as if such acquisitions had taken place at the beginning of 1997. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated, that have resulted since the respective dates of acquisition or that may result in the future.

                                          1997        1998
                                       ----------  ----------
                                         (UNAUDITED AND IN
                                             THOUSANDS)
Revenues, net........................  $  141,095  $  146,573
Income before income taxes and
  extraordinary item.................       8,591      15,885
Net income available to common
  stockholders.......................       3,614       8,290
Earnings per share
     Basic...........................         .35         .62
     Diluted.........................         .34         .60

     As a part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, Carriage issued Class A Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods. Should the stock not trade at these levels, then Carriage would makeup the difference by issuing additional shares or paying the seller additional cash. The present value of these price guarantees have been recorded as part of the purchase price of these acquisitions.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.  DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

     Deferred charges and other non-current assets at December 31, 1997 and 1998 were as follows (in thousands):

                                          1997       1998
                                       ---------  ---------
Agreements not to compete, net of
  accumulated amortization of $2,233
  and $2,798, respectively...........  $   4,034  $   4,888
Non-current cemetery and notes
  receivable.........................      9,807     15,084
Deferred obtaining costs, net of
  accumulated amortization of $253
  and $787, respectively.............      2,928      7,633
Other................................        324        923
                                       ---------  ---------
                                       $  17,093  $  28,528
                                       =========  =========

     The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt expense is being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts. These cemetery receivables are recorded net of allowances for customer cancellations, refunds and bad debts.

4.  LONG-TERM DEBT AND RELATED DERIVATIVES

LONG-TERM DEBT

     Carriage's long-term debt consisted of the following at December 31 (in thousands):

                                                             1997        1998
                                                          ----------  ----------

Credit Facility,unsecured floating rate $225 million line, interest is due on a quarterly basis for prime borrowings and on the maturity dates of the LIBOR borrowings at the LIBOR rate plus 0.5% to 1.25%
  (weighted average interest rate was 6.45% for the quarter ended December 31, 1998), matures in

  September, 2002......................................  $  107,500  $  192,375
Acquisition debt.......................................      10,817      18,034
Other..................................................       5,219       6,563
Less-current portion...................................      (1,983)     (4,000)
                                                          ----------  ----------
                                                         $  121,553  $  212,972
                                                          ==========  ==========

     In conjunction with the closing of the initial public offering (the "IPO") in August 1996, Carriage entered into a credit facility (the "Former Credit Facility") which provided for a $75 million revolving line of credit with both LIBOR and base rate interest options. The Former Credit Facility was unsecured and was for a term of three years. During September 1997, we entered into a new credit facility (the "New Credit Facility") for a $150 million revolving line of credit. The New Credit Facility has a five-year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock and requires us to maintain certain financial ratios. During September 1998, we increased the New Credit Facility from $150 million to $225 million. Carriage was in compliance with all covenants at December 31, 1998. Interest under the New Credit Facility is provided at both LIBOR and prime rate options. In August 1996, we paid all of our outstanding indebtedness with the proceeds from the issuance of its Class A Common Stock in connection with our IPO (see Note 7) and utilization of the Former Credit Facility. In connection with repayment of debt in August 1996 and the retirement of debt issued by the Former Credit Facility in September 1997, we recognized an extraordinary loss of approximately $498,000 and $195,000, net of income tax benefit of approximately

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
$332,000 and $159,000 for the write-off of the deferred loan costs associated with the early retirement of debt, for the years ended December 31, 1996 and 1997, respectively.

     Acquisition debt consists of deferred purchase prices, payable to sellers. The deferred purchase price notes bearing interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

     The aggregate maturities of long-term debt for the year ended December 31, 1999 and for the subsequent four years are approximately $4,000,000, $2,191,000, $2,148,000, $194,550,000 and $2,281,000, respectively and $11,802,000 thereafter.

OFF BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

     During 1998, Carriage entered into three interest rate swap agreements to manage interest costs. Interest on our debt is primarily floating. To manage the risk that interest rates will rise, we agree to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The following presents information for the interest rate swaps at December 31, 1998 (In thousands):

Notional amount...........................................  $  50,000
Weighted average fixed rate...............................       5.57%
Maturity..................................................       2003
Fair value................................................  $     505

5.  COMMITMENTS AND CONTINGENCIES

LEASES

     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $924,000 and $1,886,000 and $2,161,000 for 1996, 1997 and 1998, respectively.

     Assets acquired under capital leases are included in property, plant and equipment on the accompanying Consolidated Balance Sheets.

     At December 31, 1998 minimum lease payments were as follows:

                                                     MINIMUM LEASE PAYMENTS
                                                     -----------------------
                                                      OPERATING      CAPITAL
                                                       LEASES         LEASES
                                                     ---------      --------
                                                         (IN THOUSANDS)
Years ended December 31,
     1999.........................................    $ 2,007        $ 2,746
     2000.........................................      1,413            294
     2001.........................................      1,000            295
     2002.........................................      1,646            284
     2003.........................................        806            276
Thereafter........................................      2,053          4,588
                                                     ---------      --------
Total minimum lease payments......................    $ 8,925        $ 8,483
                                                     =========
Less -- amount representing interest..............                     2,880
Less -- current portion of obligations under
  capital leases..................................                     2,394
                                                                    --------
Long-term obligations under capital leases........                   $ 3,209
                                                                    ========

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

AGREEMENTS AND EMPLOYEE BENEFITS

     Carriage has entered into various employment agreements and agreements not to compete with key employees and former owners of businesses acquired. Payments for such agreements are not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the subsequent five years, are approximately $1,872,000, $1,647,000, $1,285,000, $1,252,000 and $1,226,000,
respectively and $2,849,000 thereafter. In conformity with industry practice, these agreements are not included in the accompanying Consolidated Balance Sheets.

     We sponsor one defined contribution plan for the benefit of our employees. The expense for this plan has not been significant for the periods presented. In addition, we do not offer any other post-retirement or post-employment benefits.

LITIGATION

     Certain of the funeral homes located in California that were acquired by Carriage in early 1997, along with other death care providers, are defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. Management, with the advice of legal counsel, believes that there are adequate insurance coverages, indemnities and reserves such that the results of this litigation will not have a material effect on our consolidated financial position or result of operations. Additionally, we are, from time to time, subject to routine litigation arising in the normal course of our business. Management, with the advice of legal counsel, similarly believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on our consolidated financial position or results of operations.

6.  INCOME TAXES

     The provision for income taxes for 1996, 1997 and 1998 consisted of:

                                         1996       1997       1998
                                       ---------  ---------  ---------

                                               (IN THOUSANDS)
Current:
     U. S. Federal...................  $      --  $   1,275  $   4,801
     State...........................         84        759        957
                                       ---------  ---------  ---------
          Total current provision....         84      2,034      5,758
                                       ---------  ---------  ---------
Deferred:
     U. S. Federal...................         48      1,564      1,197
     State...........................          6        128        535
          Total deferred provision...         54      1,692      1,732
                                       ---------  ---------  ---------
          Total income tax
            provision................  $     138  $   3,726  $   7,490
                                       =========  =========  =========

     A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for 1996, 1997 and 1998 is as follows:

                                           1996       1997       1998
                                        ---------  ---------  ---------
Federal statutory rate...............       34.0%      34.0%      35.0%
Effect of state income taxes, net of
  federal benefit....................        4.0        5.3        4.8
Effect of non-deductible expenses and
  other, net.........................       57.3       15.9        4.8
Effect of valuation allowance........      (55.3)     (14.5)      (0.6)
Effect of change in statutory rate...         --        4.6         --
                                       ---------  ---------  ---------
                                            40.0%      45.3%      44.0%
                                       =========  =========  =========

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1997 and 1998 were as follows:
                                                              1997        1998
                                                          ----------  ----------
                                                               (IN THOUSANDS)
Deferred tax assets:
     Net operating loss carryforwards..................  $      510  $      389
     Reserves not currently deductible.................         509         350
     Accrued liabilities and other.....................         701         684
     Amortization of non-compete agreements............         816       1,112
                                                          ----------  ----------
                                                              2,536       2,535
Valuation allowance                                            (268)       (174)
                                                          ----------  ----------
     Total deferred tax assets.........................  $    2,268  $    2,361
                                                          ==========  ==========
Deferred tax liability:
     Amortization and depreciation.....................  $  (12,814) $  (16,044)
     Preneed assets, net...............................      (1,670)     (2,011)
                                                          ----------  ----------
          Total deferred tax
            liabilities................................  $  (14,484) $  (18,055)
                                                          ==========  ==========
Net deferred tax liability.............................  $  (12,216) $  (15,694)
                                                          ==========  ==========
Current net deferred asset.............................  $      897  $      780
Non-current net deferred liability.....................     (13,113)    (16,474)
                                                          ----------  ----------
                                                         $  (12,216) $  (15,694)
                                                          ==========  ==========

     Carriage has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. We review the valuation allowance at the end of each quarter and make adjustments if it is determined that it is more likely than not that the NOLs will be realized. At December 31, 1998, we had approximately $5,327,000 of state NOL carryforwards that will expire between the years 2000 and 2013, if not utilized. Deferred tax liabilities were recorded with respect to purchase accounting transactions during the year ended December 31, 1998 in the approximate amount of $1,746,000.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK VOTING CLASSES

     In connection with the initial public offering on August 8, 1996, we performed a recapitalization of our Common Stock into two classes of Common Stock (Class A and Class B), provided separate voting rights to each class and converted existing Common Stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders.

TREASURY STOCK TRANSACTIONS

     Carriage purchased 11,375 shares of Class A and 63,733 shares of Class B Common Stock for $1,755,000 from company officers during 1998. Such shares have been canceled.

STOCK OPTION PLANS

     Carriage has four stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1996 Non-employee Director Stock Option Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants (the "Consultants' Plan").

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Options granted under the 1995 Plan have a ten-year term. All options granted under the 1995 Plan prior to the IPO vest immediately, while substantially all of those issued in conjunction with and after the IPO vest over a four-year period at 25% per year. Options issued under this plan, prior to Carriage's IPO, are satisfied with shares of Class B Common Stock, but options issued after that date are satisfied with shares of Class A Common Stock. A total of 950,000 shares are reserved for issuance under the 1995 Plan of which 692,000 shares were outstanding at December 31, 1998.

     Options granted under the 1996 Plan and the Directors' Plan have ten-year terms and vest 8.33% per year on the first through fourth anniversary dates of the grant date and 16.67% per year on the fifth through eighth anniversary dates of the grant date; provided, however, the options scheduled to vest in years five to eight from the grant date (i.e., 66.67% of the total grant) vest immediately if the average of the daily high and low prices of the Class A Common Stock for 20 consecutive trading days exceeds $27.99 prior to the fourth anniversary of the grant date. A total of 800,000 shares of Class A Common Stock are reserved for issuance under the 1996 Plan and 200,000 shares of Class A Common Stock are reserved for issuance under the Directors' Plan. A total of 690,000 and 260,000 shares were outstanding under the 1996 Plan and Directors' Plan, respectively. A total of 72,000 of the shares outstanding in the Directors' Plan are subject to shareholder approval at the 1999 shareholders' meeting.

     Options granted under the Consultants' Plan have ten-year terms and have vesting provisions that vary with the services to be performed by outside consultants. A total of 100,000 shares of Class A Common Stock are reserved under the Consultants' Plan, of which 50,000 shares were outstanding at December 31, 1998.

     We account for stock options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net loss and loss per share would have been the following pro forma amounts:

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                           1996       1997       1998
                                        ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) available to common
  stockholders
  As reported........................  $    (913) $   3,406  $   8,927
  Pro forma..........................     (1,274)     2,528      7,034
Net income (loss) per share available
  to common stockholders:
Basic
  As reported........................       (.19)       .33        .67
  Pro forma..........................       (.26)       .25        .53
Diluted
  As reported........................       (.19)       .32        .65
  Pro forma..........................       (.26)       .24        .51

     Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 1998 only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to the then fair market value of Carriage's Common Stock as determined by the Board of Directors.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     A summary of the status of the plans at December 31, 1997 and 1998 and changes during the year ended is presented in the table and narrative below:

                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                                1997                      1998
                                        ---------------------     ---------------------
                                        SHARES      WTD AVG.      SHARES      WTD. AVG.
                                        (000)       EX PRICE       (000)      EX PRICE
                                        ------     ----------     ------     ----------
Outstanding at beginning of period...      850       $13.74        1,100       $15.40
Granted..............................      338        20.18          742        19.39
Exercised............................      (23)       11.35          (75)       14.55
Canceled.............................      (65)       16.80          (71)       19.90
                                        ------                    ------
Outstanding at end of year...........    1,100        15.40        1,696        16.73
                                        ------                    ------
Exercisable at end of year...........      146        12.41          511        16.76
                                        ------                    ------
Weighted average fair value of
  options granted....................   $ 8.52                    $ 8.05

     All of the options outstanding at December 31, 1998 have exercise prices between $8.00 and $26.06, with a weighted average exercise price of $16.73 and a weighted average remaining contractual life of 8.3 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1998, respectively: risk-free interest rates of 6.45% and 5.25%; expected dividend yields of 0% and 0%; expected lives of five years; expected volatility of 35.9% and 35.0%.

EMPLOYEE STOCK PURCHASE PLAN

     Beginning in 1998, Carriage provided all employees the opportunity to purchase Class A Common Stock through payroll deductions. Purchases are made quarterly, the price is 85% of the lower of the price on the grant date or the purchase date. During 1998, employees purchased a total of 47,060 shares at a weighted average price of $16.68 per share.

8.  REDEEMABLE PREFERRED STOCK

     Carriage has 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which approximately 1,682,500 shares were issued and outstanding at December 31, 1997 and 1998. As of December 31, 1998, these shares can be converted into Class A Common Stock at a conversion price equal to the average market price for the ten days preceding the date of delivery of notice of conversion. At December 31, 1998, the conversion price was $25.86, yielding a total of 65,055 shares of Class B Common Stock that would be issuable upon conversion of the 1,682,500 shares. The holders of Series D Preferred Stock are entitled to receive preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly. Dividends are payable quarterly as long as the stock is outstanding. The Series D Preferred Stock is redeemable, in whole or in part, at the option of Carriage, at any time during the period commencing with the second anniversary of our IPO (August 8, 1998) and ending December 31, 2001. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     During the first quarter of 1997, Carriage issued approximately 20,000,000 shares of Series F Preferred Stock with a par value of $.01 per share to fund a portion of the acquisitions, of which 12,278,285 were outstanding at December 31, 1997. These shares were converted into 722,250 shares of Class A Common Stock on December 31, 1998. The holders of the Series F Preferred Sock received preferential dividends in the amount of $.04 per share, payable quarterly during 1997 and $.042 during 1998.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  EARNINGS PER SHARE

     The following table sets forth the computation of the basic and diluted earnings (loss) per share for 1996, 1997 and 1998:

                                         1996       1997       1998
                                       ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                    DATA)
Numerator:
  Net income (loss) before
     extraordinary item..............  $     207  $   4,491  $   9,533
  Extraordinary item.................       (498)      (195)        --
                                       ---------  ---------  ---------
  Net income (loss)..................       (291)     4,296      9,533
  Preferred stock dividends..........        622        890        606
                                       ---------  ---------  ---------
  Numerator for basic earnings per
     share -- net income (loss)
     available to common
     stockholders....................  $    (913) $   3,406  $   8,927
                                       ---------  ---------  ---------
  Effect of dilutive securities:
     Preferred stock dividends.......         --         --         --
                                       ---------  ---------  ---------
  Numerator for diluted earnings per
     share -- net income (loss)
     available to common stockholders
     after assumed conversions.......  $    (913) $   3,406  $   8,927
                                       ---------  ---------  ---------
Denominator:
  Denominator for basic earnings per
     share -- weighted average
     shares..........................      4,869     10,226     13,315
  Effect of dilutive securities:
     Stock options...................         --        259        493
                                       ---------  ---------  ---------
  Denominator for diluted earnings
     per share -- adjusted weighted
     average shares and assumed
     conversions.....................      4,869     10,485     13,808
                                       ---------  ---------  ---------
Basic earnings per share:
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .35  $     .67
  Extraordinary item.................       (.10)      (.02)        --
                                       ---------  ---------  ---------
  Net income (loss)..................  $    (.19) $     .33  $     .67
                                       =========  =========  =========
Diluted earnings per share:
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .34  $     .65
  Extraordinary item.................       (.10)      (.02)        --
                                       ---------  ---------  ---------
  Net income (loss)..................  $    (.19) $     .32  $     .65
                                       =========  =========  =========

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  MAJOR SEGMENTS OF BUSINESS

     Carriage conducts funeral and cemetery operations only in the United
States.

   (IN THOUSANDS, EXCEPT NUMBER OF
        OPERATING LOCATIONS)            FUNERAL       CEMETERY       CORPORATE       CONSOLIDATED
--------------------------------------------------------------------------------------------------
External revenues:
     1998............................   $ 92,965      $  23,876       $     --         $ 116,841
     1997............................     64,888         12,533             --            77,421
     1996............................     37,445          2,903             --            40,348
--------------------------------------------------------------------------------------------------
Profit and Loss:
     1998............................   $ 26,541      $   6,218       $(23,226)        $   9,533
     1997............................      8,690          1,565         (5,959)            4,296
     1996............................      3,980            203         (4,474)             (291)
--------------------------------------------------------------------------------------------------
Total assets:
     1998............................   $351,996      $ 107,973       $  6,175         $ 466,144
     1997............................    212,284         54,320         11,336           277,940
     1996............................    117,176          9,285          4,847           131,308
--------------------------------------------------------------------------------------------------
Depreciation and amortization:
     1998............................   $  8,750      $   2,157       $    537         $  11,444
     1997............................      5,450          1,455            904             7,809
     1996............................      2,917            138            574             3,629
--------------------------------------------------------------------------------------------------
Capital expenditures:
     1998............................   $ 43,921      $   4,793       $  2,026         $  50,740
     1997............................     34,858         34,653          2,758            72,269
     1996............................     24,737          5,073          1,004            30,814
--------------------------------------------------------------------------------------------------
Number of operating locations at year end:
     1998............................        166             27              2               195
     1997............................        120             20              1               141
     1996............................         76             10              1                87
--------------------------------------------------------------------------------------------------
Interest revenue:
     1998............................   $     44      $       0       $     81         $     125
     1997............................         35              1             12                48
     1996............................         12              0             12                24
--------------------------------------------------------------------------------------------------
Interest expense:
     1998............................   $  1,388      $      69       $  8,263         $   9,720
     1997............................        596             37          5,256             5,889
     1996............................        171             24          4,152             4,347
--------------------------------------------------------------------------------------------------
Income tax expense (benefits):
     1998............................   $ 11,678      $   2,736       $ (6,924)        $   7,490
     1997............................      7,198          1,297         (4,769)            3,726
     1996............................      2,653            135         (2,650)              138

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1997 and 1998:

                                         FIRST     SECOND      THIRD     FOURTH
                                       ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
               1997(A)
Revenues, net........................  $  17,989  $  19,061  $  18,245  $  22,126
Gross profit.........................      5,143      5,003      3,557      5,680
Net income before extraordinary
  item...............................      1,825      1,489        347        830(b)
Extraordinary item...................         --         --       (195)        --
Preferred stock dividend
  requirements.......................        363        174        176        177
Net income...........................      1,462      1,315        (24)       653(b)
Basic earnings per common share:
  Continuing operations..............  $     .16  $     .13  $    0.02  $     .06(b)
  Extraordinary item.................         --         --      (0.02)        --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .16  $     .13  $      --  $     .06(b)
                                       ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Continuing operations..............  $     .16  $     .12  $    0.02  $     .06(b)
  Extraordinary item.................         --         --      (0.02)        --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .16  $     .12  $      --  $     .06(b)
                                       ---------  ---------  ---------
               1998(A)
Revenues, net........................  $  28,118  $  25,214  $  28,620  $  34,889
Gross profit.........................      8,787      6,998      7,313     11,226
Net income before extraordinary
  item...............................      2,646      1,803      1,643      3,441
Extraordinary item...................         --         --         --         --
Preferred stock dividend
  requirements.......................        150        151        153        152
Net income...........................      2,496      1,652      1,490      3,289
Basic earnings per common share:
  Continuing operations..............  $     .22  $     .13  $     .10  $     .22
  Extraordinary item.................         --         --         --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .22  $     .13  $     .10  $     .22
                                       ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Continuing operations..............  $     .22  $     .13  $     .10  $     .21
  Extraordinary item.................         --         --         --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .22  $     .13  $     .10  $     .21
                                       ---------  ---------  ---------  ---------

------------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 1, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14
(a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 1, 1999

                            CARRIAGE SERVICES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

================================================================================

                                         BALANCE                     CHARGED TO                 BALANCE
                                        BEGINNING     ACQUISITION    COSTS AND                   END OF
             DESCRIPTION                 OF YEAR       RESERVES       EXPENSES     DEDUCTION      YEAR
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Allowance for bad debts and
     contract cancellations..........     $  305                       $  683       $   458      $  530
Year ended December 31, 1997:
  Allowance for bad debts and
     contract cancellations..........     $  530                       $1,025       $   264      $1,291
  Litigation Reserves................                   $ 2,700                                  $2,700
Year ended December 31, 1998:
  Allowance for bad debts and
     contract cancellations..........     $1,291        $ 2,818        $1,670       $ 2,344      $3,435
  Litigation Reserves................     $2,700                                    $   270      $2,430
  Environmental remediation
     reserves........................                   $   450                                  $  450

                                                                    EXHIBIT 11.1

                            CARRIAGE SERVICES, INC.
                       COMPUTATION OF PER SHARE EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Earnings (loss) per share for 1996, 1997 and 1998 is calculated based on the weighted average number of common and common equivalent shares outstanding during each year as proscribed by SFAS 128. The following table sets forth the computation of the basic and diluted earnings (loss) per share for 1996, 1997 and 1998:

                                         1996       1997       1998
                                       ---------  ---------  ---------
Net income (loss) before
  extraordinary item.................  $     207  $   4,491  $   9,533
Extraordinary item...................       (498)      (195)        --
                                       ---------  ---------  ---------
Net income (loss)....................       (291)     4,296      9,533
Preferred stock dividends............       (622)      (890)      (606)
                                       ---------  ---------  ---------
Net income (loss) available to common
  stockholders for basic EPS
  computation........................       (913)     3,406      8,927
Effect of dilutive securities........         --         --         --
                                       ---------  ---------  ---------
Net income (loss) available to common
  stockholders for diluted EPS
  computation........................  $    (913) $   3,406  $   8,927
                                       =========  =========  =========
Weighted average number of common
  shares outstanding for basic EPS
  computation........................      4,869     10,226     13,315
Effect of dilutive securities:
  Stock options......................         --        259        493
                                       ---------  ---------  ---------
Weighted average number of common and
  common equivalent shares
  outstanding for diluted EPS
  computation........................      4,869     10,485     13,808
                                       =========  =========  =========
Basic earnings per share
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .35  $     .67
  Extraordinary item.................       (.10)      (.02)        --
                                       ---------  ---------  ---------
  Net income (loss)..................  $    (.19) $     .33  $     .67
                                       =========  =========  =========
Diluted earnings per share
  Net income (loss) before
     extraordinary item..............  $    (.09) $     .34  $     .65
  Extraordinary item.................       (.10)      (.02)        --
                                       ---------  ---------  ---------
  Net income (loss)..................  $    (.19) $     .32  $     .65
                                       =========  =========  =========

                                                                    EXHIBIT 21.1

                            CARRIAGE SERVICES, INC.

                       SUBSIDIARIES AS OF MARCH 15, 1999

                NAME                   INCORPORATION
-------------------------------------  ------------------------
Carriage Funeral Holdings, Inc. ................................  Delaware
CFS Funeral Services, Inc. .....................................  Delaware
Carriage Holding Company, Inc. .................................  Delaware
Carriage Funeral Services of Michigan, Inc. ....................  Michigan
Carriage Funeral Services of Idaho, Inc. .......................  Idaho
Carriage Funeral Services of Kentucky, Inc. ....................  Kentucky
Carriage Funeral Services of Connecticut, Inc. .................  Connecticut
Carriage Funeral Services of Indiana, Inc. .....................  Indiana
Carriage Funeral Services of California, Inc. ..................  California
Carriage Cemetery Services of Idaho, Inc. ......................  Idaho
Richmond County Memorial Park, Inc. ............................  North Carolina
Wilson & Kratzer Mortuaries.....................................  California
Rolling Hills Memorial Park.....................................  California
Grandview Memorial Gardens, Inc. ...............................  Indiana
Carriage Funeral Services of Kansas, Inc. ......................  Kansas
CFS Funeral Services of Kansas, Inc. ...........................  Kansas
CFS Services of Kentucky, Inc. .................................  Kentucky
Carriage Services of Illinois, Inc. ............................  Illinois
Carriage Services of New York, Inc. ............................  New York
Pioneer Funeral Plans, Inc. ....................................  Texas
Carriage Services of Connecticut, Inc. .........................  Connecticut
Hamilton County Burial Services, Inc. ..........................  Tennessee
CFS Services of Illinois, Inc. .................................  Illinois
Carriage Services of Florida, Inc. .............................  Florida
Feeney Funeral Home, Inc. ......................................  New Jersey
CSI Funeral Services of Massachusetts, Inc. ....................  Massachusetts
Oak View Memorial Park Cemetery.................................  California
Lakeland Memorial Gardens, Inc. ................................  Florida
CHC Insurance Agency of Ohio, Inc. ..............................  Ohio
Barnett, Demrow & Ernst, Inc. ...................................  Kentucky
Carriage Services of Kansas, Inc. ...............................  Kansas
Carriage Services of New Mexico, Inc. ...........................  New Mexico
Forastiere Family Funeral Service, Inc. .........................  Massachusetts
Beard Mortuary, Inc. ............................................  West Virginia
Carriage Cemetery Services, Inc. ................................  Texas
Carriage Services of Oklahoma, L.L.C. ...........................  Oklahoma
Carriage Services of Massachusetts, Inc. ........................  Massachusetts
Carriage Services of Nevada, Inc. ...............................  Nevada
Hubbard Funeral Home, Inc. ......................................  Maryland