Form 10-Q
period 1999-03-31
CARRIAGE SERVICES INC
filed 1999-05-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          -------------------------

                                  FORM 10-Q

(MARK ONE)
------------------------------------------------------------------------------
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of April 30, 1999 was 12,335,851 and 3,549,741 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX



                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1998 and March 31, 1999                             3

      Consolidated Statements of Operations for the
         Three Months Ended March 31, 1998 and 1999                       4

      Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1999                       5

      Notes to Consolidated Financial Statements                          6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF
            MARKET RISK                                                  13

PART II - OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

Signature                                                                15

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

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,   MARCH 31,
                                                                1998         1999
                                                            -----------   -----------
                                                                          (UNAUDITED)
                        ASSETS

 Current assets:
      Cash and cash equivalents ..........................   $  2,892       $  6,279
      Accounts receivable --
           Trade, net of allowance for doubtful
             accounts of $3,435 in 1998 and $5,023
             in 1999 .....................................     17,835         25,746
           Other .........................................      3,696          3,352
                                                             --------       --------
                                                               21,531         29,098
      Inventories and other current assets ...............      7,457          8,395
                                                             --------       --------
                Total current assets .....................     31,880         43,772
                                                             --------       --------

Property, plant and equipment, at cost, net of
  accumulated depreciation of $11,363 in 1998 and
  $12,721 in 1999 ........................................    131,144        137,858
Cemetery property, at cost ...............................     63,409         65,287
Names and reputations, net of accumulated
  amortization of $8,428 in 1998 and $9,842 in 1999 ......    211,183        216,397
Deferred charges and other noncurrent assets .............     28,528         31,413
                                                             --------       --------
                                                             $466,144       $494,727
                                                             ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................   $  4,754       $  4,482
     Accrued liabilities .................................      9,168         13,941
     Current portion of long-term debt and
      obligations under capital Lease ....................      6,394          5,860
                                                             --------       --------
               Total current liabilities .................     20,316         24,283

Preneed liabilities, net .................................     11,106         10,828
Long-term debt, net of current portion ...................    212,972        234,131
Obligations under capital leases, net of current
  portion ................................................      3,209          2,053
Deferred income taxes ....................................     16,474         16,962
                                                             --------       --------
               Total liabilities .........................    264,077        288,257
                                                             --------       --------
Commitments and contingencies
Redeemable preferred stock ...............................      1,673          1,420
Stockholders' equity:
     Class A Common Stock, $.01 par value;
       40,000,000 shares
       Authorized; 12,028,000 and 12,187,000
       issued and outstanding at
       December 31, 1998 and March 31, 1999,
       respectively ......................................        120            121
     Class B Common Stock; $.01 par value;
       10,000,000 shares Authorized; 3,779,000 and
       3,661,000 issued and outstanding at December 31,
       1998 and March 31, 1999, respectively .............         38             37
     Contributed capital .................................    194,911        195,219
     Retained earnings....................................      5,325          9,673
                                                             --------       --------
               Total stockholders' equity ................    200,394        205,050
                                                             --------       --------
                                                             $466,144       $494,727
                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                -----------------------
                                                                   1998         1999
                                                                 ----------  -----------


Revenues, net
     Funeral .........................................          $ 23,243    $  33,512
     Cemetery ........................................             4,875        8,359
                                                                --------    ---------
                                                                  28,118       41,871
Costs and expenses
     Funeral .........................................            15,833       22,037
     Cemetery ........................................             3,498        6,209
                                                                --------    ---------
                                                                  19,331       28,246
                                                                --------    ---------
     Gross profit ....................................             8,787       13,625
General and administrative expenses ..................             1,869        2,479
                                                                --------    ---------
     Operating income ................................             6,918       11,146
Interest expense, net ................................             2,107        3,467
                                                                --------    ---------

     Income before income taxes ......................             4,811        7,679
Provision for income taxes ...........................             2,165        3,302
                                                                --------    ---------
Net income ...........................................             2,646        4,377
Preferred stock dividend requirements ................               150           29
                                                                --------    ---------
     Net income available to common
       stockholders ..................................          $  2,496    $   4,348
                                                                ========    =========
Earnings per share:
     Basic ...........................................          $    .22    $     .28
                                                                ========    =========
     Diluted .........................................          $    .22    $     .27
                                                                ========    =========

Weighted average number of common and common
      Equivalent shares outstanding:
      Basic ..........................................            11,151       15,807
                                                                ========    =========
      Diluted ........................................            12,122       16,162
                                                                ========    =========

                 The accompanying notes are an integral part of
                          these financial statements.

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                            FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           -----------------------
                                                                               1998        1999
                                                                           -----------  ----------
Cash flows from operating activities:
    Net income ............................................................. $  2,645   $  4,377
    Adjustments to reconcile net income to net cash
         Provided by operating activities --
         Depreciation and amortization .....................................    2,417      3,780
         Provision for losses on accounts receivable .......................      420      1,099
         Deferred income taxes .............................................      947        474
                                                                              -------   --------
              Net cash provided by operating
                activities before changes in assets
                and liabilities ............................................    6,429      9,730
    Changes in assets and liabilities, net of effects
      from acquisitions:
         (Increase) decrease in accounts receivable ........................   (2,604)       195
         Increase in inventories and other current assets ..................     (397)    (4,156)
         Increase in other deferred charges ................................   (1,247)    (1,537)
         Increase in accounts payable ......................................      233      1,626
         Increase in accrued liabilities ...................................    1,521      1,843
         Decrease in preneed liabilities ...................................     (303)      (176)
                                                                             --------   --------

              Net cash provided by operating activities ....................    3,632      7,525

Cash flows from investing activities:

         Acquisitions, net of cash acquired ................................   (6,252)   (18,153)
         Purchase of property, plant and equipment .........................   (4,372)    (3,401)
         Other, including disposition of assets ............................     (171)      --
                                                                             --------   --------
              Net cash used in investing activities ........................  (10,795)   (21,554)

Cash flows from financing activities:

         Proceeds from long-term debt ......................................    8,163     21,711
         Payments on long-term debt and obligations under capital leases ...   (6,459)    (4,326)
         Payment of preferred stock dividends ..............................     (150)       (29)
         Other .............................................................       27         60
                                                                             --------   --------
              Net cash provided by financing activities ....................    1,581     17,416


Net increase (decrease) in cash and cash equivalents .......................   (5,582)     3,387
Cash and cash equivalents at beginning of period ...........................    6,126      2,892
                                                                             --------   --------
Cash and cash equivalents at end of period ................................. $    544   $  6,279
                                                                             ========   ========

Supplemental disclosure of cash flow information:

         Cash paid for interest ............................................ $  2,001   $  3,655
                                                                             ========   ========
         Cash paid for income taxes ........................................ $    597   $  1,644
                                                                             ========   ========
         Non-cash consideration for acquisitions ........................... $  2,056   $  1,100
                                                                             ========   ========

  The accompanying notes are an integral part of these financial statements

                           CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements include Carriage Services, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

   The information for the three months ended March 31, 1998 and 1999 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.


2. ACQUISITIONS

   During the three months ended March 31, 1999, the Company purchased seven funeral homes and nine cemeteries. Four funeral homes and one cemetery were acquired during the three months ended March 31, 1998. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:


                                                              MARCH 31,
                                                       -------------------------
                                                          1998           1999
                                                       ----------     ----------
                                                            (IN THOUSANDS)

Current assets, net of cash acquired ...........       $   647        $  6,868
Cemetery property ..............................         2,305           3,072
Property, plant and equipment ..................         1,683           4,075
Deferred charges and other noncurrent assets....           101             562
Names and reputations ..........................         3,837           6,604
Current liabilities ............................          (211)         (1,033)
Other liabilities ..............................           (54)           (895)
                                                       -------        --------
     Total acquisitions ........................         8,308          19,253

Consideration:
Debt ...........................................         2,056           1,100
                                                       -------        --------
     Cash used for acquisitions ................       $ 6,252        $ 18,153
                                                       =======        ========


   The following table represents, on an unaudited pro forma basis, the combined operations of the Company and the above noted acquisitions, as if such acquisitions had occurred as of January 1, 1998. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions, however, these unaudited pro forma results are based on the acquired businesses' historical financial results and do not assume any additional profitability resulting from the application of the Company's revenue enhancement measures or cost reduction programs to the historical results of the acquired businesses. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                        1998           1999
                                                   ------------     ------------
                                                    (IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)



Revenues, net ..................................    $   40,769      $    44,602
Net income before income taxes .................         4,155            8,209
Net income available to common stockholders.....         2,135            4,650
Earnings per common share:
     Basic .....................................          0.19             0.29
     Diluted ...................................          0.19             0.29


3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.


(in thousands)                                                       FUNERAL   CEMETERY  CORPORATE CONSOLIDATED
                                                                    --------  ---------  --------- ------------
External revenues:
     Three months ended March 31, 1999 ...........................  $ 33,512   $  8,359       --    $   41,871
     Three months ended March 31, 1998 ...........................    23,243      4,875       --        28,118

Profit and Loss:
     Three months ended March 31, 1999 ...........................  $ 10,331   $  2,763   $ (8,717) $    4,377
     Three months ended March 31, 1998 ...........................     4,255      2,131     (3,740)      2,646

Total Assets:
     March 31, 1999 ..............................................  $345,906   $119,107   $ 29,714  $  494,727
     March 31, 1998 ..............................................   201,813     59,346     26,152     287,311


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company is a leading provider of death care services and products in the United States. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. That focus has resulted in a successful track record of internal growth from attractive acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. The operating focus for 1999 includes institutionalization of internal training, internal growth, and making quality initiatives introduced in 1998 an integral part of the culture.

   Income from operations, which the Company defines as earnings before interest and income taxes, increased, as a percentage of net revenues, from 24.6% for the first quarter of 1998 to 26.6% for the first quarter of 1999. This improvement was largely due to the increased gross profits at the individual funeral home locations. Gross margins for the funeral homes increased from 31.9% in the first quarter of 1998 to 34.2% in the first quarter of 1999, on an increase in revenue of 44%. As a percentage of cemetery net revenues, cemetery gross profit was 25.7% in first quarter of 1999 compared to 28.2% in the first quarter in 1998. Revenues and gross profits from cemeteries increased 71% and 56%, respectively, in the first quarter of 1999 compared to the same period in 1998.

   The Company has experienced significant growth through acquisitions. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. During 1998, the Company acquired 48 funeral homes and seven cemeteries for an aggregate consideration of approximately $159 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of April 30, 1999, the Company has either acquired or has letters of intent to acquire 16 funeral homes and 14 cemeteries for an aggregate consideration of approximately $38 million. The Company believes its increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries, as well as favorable conditions in the acquisition marketplace, has improved its ability to attract potential acquisitions that are larger, strategic and accretive and its ability to finance its acquisitions with debt and equity.


RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1998 and 1999. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1999.


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,            CHANGE
                                                                       ------------------   -----------------
                                                                          1998      1999    AMOUNT   PERCENT
                                                                       --------   -------   -------   -------
                                                                                 (DOLLARS IN THOUSANDS)

Net revenues:
          Existing operations .......................................   $22,845   $23,325   $   480      2.1%
          Acquired operations .......................................       398    10,187     9,789       *
                                                                        =======   =======   =======
            Total net revenues ......................................   $23,243   $33,512   $10,269     44.2%
                                                                        =======   =======   =======
Gross profit:
          Existing operations .......................................   $ 7,240   $ 7,610   $   370      5.1%
          Acquired operations .......................................       170     3,865     3,695       *
                                                                        =======   =======   =======
            Total gross profit ......................................   $ 7,410   $11,475   $ 4,065     54.9%
                                                                        =======   =======   =======


*  Not meaningful.

   Due to the rapid growth of the Company, existing operations represented 70% of the total funeral revenues and 66% of the total funeral gross profit for the three months ended March 31, 1999. Total funeral net revenues for the three months ended March 31, 1999 increased $10.3 million or 44.2% over the three months ended March 31, 1998. The higher net revenues reflect an increase of $9.8 million in net revenues from acquired operations and an increase in net revenues of $480,000 from existing operations.

   Total funeral gross profit for the three months ended March 31, 1999 increased $4.1 million or 54.9% over the comparable three months of 1998. The higher total gross profit reflected an increase of $3.7 million from acquired operations and an increase of $370,000 from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness from the Company's training incentives. Total gross margin increased from 31.9% for the first quarter of 1998 to 34.2% for the first quarter of 1999 due to these factors.

CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1999.


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,          CHANGE
                                                                       ------------------  ----------------
                                                                          1998     1999    AMOUNT   PERCENT
                                                                        -------  -------   ------   -------
                                                                                (DOLLARS IN THOUSANDS)

Net revenue:
     Existing operations .............................................   $4,801   $5,134   $  333      6.9%
     Acquired operations .............................................       74    3,225    3,151       *
                                                                                  ------   ------     -----
       Total net revenues ............................................   $4,875   $8,359   $3,484     71.5%
                                                                         ======   ======   ======

Gross profit:
     Existing operations .............................................   $1,355   $1,403   $   48      3.5%
     Acquired operations .............................................       22      747      725       *
                                                                                  ------   ------     -----
       Total gross profit ............................................   $1,377   $2,150   $  773     56.1%
                                                                         ======   ======   ======

* Not meaningful.

Due to the rapid growth of the Company, existing operations represented approximately 61% of cemetery revenues and approximately 65% of cemetery gross profit for the three months ended March 31, 1999. Total cemetery net revenues for the three months ended March 31, 1999 increased $3.5 million over the three months ended March 31, 1998, and total cemetery gross profit increased $773,000 over the comparable three months of 1998. The higher net revenues reflect an increase of $333,000 from existing operations and an increase of $3.2 million from acquired operations. The higher gross profit reflected an increase of $48,000 from existing operations and $725,000 from acquired operations. Total gross margin decreased from 28.2% for the three months ended March 31, 1998 to 25.7% for the three months ended March 31, 1999. The decrease was due primarily to costs incurred during the first quarter of 1999 related to the Company's acquisition of nine cemeteries from Service Corporation International, Inc. on March 30, 1999.

OTHER. General and administrative expenses for the three months ended March 31, 1999 increased $610,000 or 32.6% over the first three months of 1998 due primarily to the increased personnel expense necessary to support the continued growth and acquisition activity. However, the increase in general and administrative expenses as a percentage of net revenues decreased from 6.6% to 5.9% as the expenses were spread over a larger volume of revenue.

   Interest expense for the three months ended March 31, 1999 increased $1.4 million over the first three months of 1998, principally due to increased borrowings for acquisitions.

   Preferred stock dividends of $29,000 were subtracted from the $4.4 million of net income in computing the net income available to common stockholders of $4.3 million for the three months ended March 31, 1999. The reduction in preferred stock dividends from 1998 to 1999 is due to conversions of the preferred stock to common stock.

   For the three months ended March 31, 1999, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 43% compared with 45% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $6.3 million at March 31, 1999, representing an increase of $3.4 million from December 31, 1998. For the three months ended March 31, 1999, cash provided by operations was $7.5 million as compared to cash provided by operations of $3.6 million for the three months ended March 31, 1998. The increase in net cash provided by operating activities was principally due to the increase in income from operations, which was partially offset by increases in inventories and other current assets. Cash used in investing activities was $21.6 million for the three months ended March 31, 1999 compared to $10.8 million for the first three months of 1998, due primarily to an increase in amounts paid in connection with acquisitions. In the first three months of 1999, cash flow provided by financing activities amounted to approximately $17.4 million, primarily due to proceeds from long-term debt which were used to fund acquisitions.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of March 31, 1998, the Company had 1,682,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. On March 30, 1999, holders of Series F Preferred Stock converted 252,410 into 17,925 shares of Class B Common Stock, and then converted those Class B shares into 17,925 shares of Class A Common Stock.

   As of March 31, 1998, the Company had 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock paid cash dividends at the annual rate of $.042 per share. On December 31, 1998, all of the Series F Preferred Stock was converted into an aggregate of 722,250 shares of Class A Common Stock at the exercise price of $17 per share.

The Company has a credit facility with a group of banks for a $225 million revolving line of credit. The credit facility has a five-year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of March 31, 1999, the Company's total debt to total capitalization was 54 percent.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. The Company has budgeted $155 million for its acquisition program in 1999. In addition, the Company currently expects to incur approximately $15 million of capital expenditures during 1999, primarily for upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions. As of March 31, 1999, approximately 1,057,000 shares remained. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.


SEASONALITY

   The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months. In addition the quarterly results of the Company may fluctuate depending on the magnitude and timing of acquisitions.


INFLATION

   Inflation has not had a significant impact on the results of operations of the Company.

YEAR 2000

        Our information systems management group is continually reviewing the management and accounting software packages for internal accounting and information requirements to keep pace with our continued growth and to achieve Year 2000 compliance. To address the Year 2000 issue, our program which encompasses performing an inventory of our information technology and non-information technology systems, assessing the potential problem areas, testing the systems for Year 2000 readiness, and modifying systems that are not Year 2000 ready.

   To date, inventory and assessment have been completed for all of our core systems that are essential for business operations. All of these core systems are believed to be Year 2000 compliant except for a portion of the record-keeping system for certain cemetery operations, for which the modifications have been completed, tested and certified as Year 2000 compliant. As of March 31, 1999, management estimated that we had completed more than ninety percent of the work involved in modifying, replacing and testing the non-compliant hardware and software. The inventory and assessment phases for newly acquired businesses is performed during the acquisition process as part of our due diligence analysis.

   We are also communicating with vendors, trustees and other third parties with which we conduct business to determine the extent to which those companies are addressing their Year 2000 compliance. To date, no significant third parties have informed us that any Year 2000 issue exists which will have a material effect on us.

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

   Based on the current assessment, our total costs of becoming Year 2000 compliant are not expected to be significant to our financial position, results of operations or cash flows. As of March 31, 1999, we spent approximately $50,000 related to Year 2000 compliance. The total remaining costs for addressing the Year 2000 issue are presently estimated to be less than $100,000.

        The estimated costs of the projects are forward-looking statements based on our best estimates, which were derived utilizing numerous assumptions of future events. While we believe all necessary work will be completed in a timely fashion, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Some of the factors that might cause such material differences include failure by third parties to adequately solve Year 2000 problems, the cooperation of third parties and the ability to identify and correct potential problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

        There has been no material change in the Company's position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company's 1998 form 10-K.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   11.1 -- Statement regarding computation of per share earnings

   27.1 -- Financial Data Schedule


(b)   Reports on Form 8-K

   The Company filed a Current Report on Form 8-K on April 13, 1999 with respect to its acquisition of all of the operating assets of nine cemeteries and five funeral homes from Service Corporation International, Inc. on March 30, 1999.

                                  SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CARRIAGE SERVICES, INC.


          MAY 14, 1999                      /S/THOMAS C. LIVENGOOD
----------------------------                ----------------------
Date                                        Thomas C.Livengood, Executive Vice
                                            President and Chief Financial
                                            Officer {Principal Financial Officer
                                            and Duly Authorized Officer)