Form 10-Q
period 1999-06-30
CARRIAGE SERVICES INC
filed 1999-08-13
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(MARK ONE)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of July 30, 1999 was 12,358,327 and 3,549,741 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1998 and June 30, 1999 .............................   3

      Consolidated Statements of Operations for the
         Three Months Ended June 30, 1998 and 1999 and the
         Six Months Ended June 30, 1998 and 1999 .........................   4

      Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1999 .........................   5

      Notes to Consolidated Financial Statements .........................   6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................   9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK ......  15

PART II - OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  16

   ITEM 5.  OTHER INFORMATION ............................................  16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................  18

Signature ................................................................  19

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                          DECEMBER 31,      JUNE 30,
                                                              1998            1999
                                                          ------------    ------------
                                                                           (UNAUDITED)
                       ASSETS
 Current assets:
    Cash and cash equivalents ........................    $      2,892    $      3,949
    Accounts receivable --
    Trade, net of allowance for doubtful accounts
       of $3,435 in 1998 and $ 4,848 in 1999 .........          17,835          20,506
    Other ............................................           3,696           4,695
                                                          ------------    ------------
                                                                21,531          25,201
    Inventories and other current assets .............           7,457          10,134
                                                          ------------    ------------
                Total current assets .................          31,880          39,284

 Property, plant and equipment, at cost, net of
    accumulated depreciation of $11,363 in 1998
    and $14,147 in 1999 ..............................         131,144         148,157
 Cemetery property, at cost ..........................          63,409          66,773
 Names and reputations, net of accumulated
    amortization of $8,428 in 1998 and $11,226
    in 1999 ..........................................         211,183         221,507
 Deferred charges and other noncurrent assets ........          28,528          37,974
                                                          ------------    ------------
                                                          $    466,144    $    513,695
                                                          ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................    $      4,754    $      4,644
   Accrued liabilities ...............................           9,168          11,524
   Current portion of long-term debt and
     obligations under capital leases ................           6,394           5,191
                                                          ------------    ------------
               Total current liabilities .............          20,316          21,359

Preneed liabilities, net .............................          11,106          10,647
Long-term debt, net of current portion ...............         212,972         160,586
Obligations under capital leases, net of current
   portion ..............................................        3,209           3,902
Deferred income taxes ................................          16,474          16,962
                                                          ------------    ------------
               Total liabilities .....................         264,077         213,456
                                                          ------------    ------------

Commitments and contingencies
Redeemable preferred stock ...........................           1,673           1,172
Company-obligated mandatorily redeemable
     convertible preferred securities of Carriage
     Services Capital Trust ..........................              --          90,300
Stockholders' equity:
   Class A Common Stock, $.01 par value;
     40,000,000 shares authorized; 12,028,000
     and 12,337,000 issued and outstanding
     at December 31, 1998 and June 30, 1999,
     respectively ....................................             120             123
   Class B Common Stock, $.01 par value;
     10,000,000 shares authorized; 3,779,000
     and 3,547,000 issued and outstanding
     at December 31, 1998 and June 30, 1999,
     respectively ....................................              38              35
   Contributed capital ...............................         194,911         197,982
   Retained earnings .................................           5,325          10,627
                                                          ------------    ------------
               Total stockholders' equity ............         200,394         208,767
                                                          ------------    ------------
                                                          $    466,144    $    513,695
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,          ENDED JUNE 30,
                                                                               -------------------     -------------------
                                                                                 1998       1999         1998       1999
                                                                               -------    --------     -------    --------

Revenues, net
    Funeral ...............................................................    $20,370    $ 30,816     $43,613    $ 64,328
    Cemetery ..............................................................      4,844      11,655       9,719      20,013
                                                                               -------    --------     -------    --------
                                                                                25,214      42,471      53,332      84,341
Costs and expenses
    Funeral ...............................................................     14,493      22,212      30,326      44,170
    Cemetery ..............................................................      3,723       8,549       7,221      14,878
                                                                               -------    --------     -------    --------
                                                                                18,216      30,761      37,547      59,048
                                                                               -------    --------     -------    --------
    Gross profit ..........................................................      6,998      11,710      15,785      25,293
General and administrative expenses .......................................      1,751       2,275       3,620       4,712
                                                                               -------    --------     -------    --------
    Operating income ......................................................      5,247       9,435      12,165      20,581
Interest expense, net .....................................................      2,044       3,494       4,151       6,960
Financing cost of company-obligated securities of Carriage
Services Capital Trust ....................................................       --           510        --           510

                                                                               -------    --------     -------    --------
      Total interest and financing expense ................................      2,044       4,004       4,151       7,470
    Income before income taxes and
    extraordinary item ....................................................      3,203       5,431       8,014      13,111
Provision for income taxes ................................................      1,400       2,335       3,565       5,637
                                                                               -------    --------     -------    --------
    Income before extraordinary item ......................................      1,803       3,096       4,449       7,474
Extraordinary item:
    Loss on early extinguishment of debt, net of
    income tax benefit of $151 ............................................       --          (200)       --          (200)
                                                                               -------    --------     -------    --------
Net income ................................................................      1,803       2,896       4,449       7,274
Preferred stock dividend requirements .....................................        151          28         301          56
                                                                               -------    --------     -------    --------


    Net income available to common stockholders ...........................    $ 1,652    $  2,868     $ 4,148    $  7,218
                                                                               =======    ========     =======    ========

Basic earnings per share:

    Net income before extraordinary item ..................................    $   .13    $   0.19     $   .35    $   0.47

    Extraordinary item ....................................................    $    -     $  (0.01)    $    --    $  (0.01)
                                                                               -------    --------     -------    --------
    Net income ............................................................    $   .13    $   0.18     $   .35    $   0.46
                                                                               =======    ========     =======    ========

Diluted earnings per share:
    Net income before extraordinary item ..................................    $   .13    $   0.19     $   .34    $   0.45
    Extraordinary item ....................................................    $    --    $  (0.01)    $    --    $  (0.01)
                                                                               -------    --------     -------    --------
    Net income ............................................................    $   .13    $   0.18     $   .34    $   0.44
                                                                               =======    ========     =======    ========
Weighted average number of common and common equivalent shares outstanding:

    Basic .................................................................     12,393      15,877      11,775      15,843
                                                                               =======    ========     =======    ========
    Diluted ...............................................................     12,881      16,335      12,874      16,981
                                                                               =======    ========     =======    ========

    The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            1998        1999
                                                          --------     --------
Cash flows from operating activities:
  Net income .........................................    $  4,449     $  7,274
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization .....................       4,844        7,789
   Loss on early extinguishment of debt, net of
     income taxes ....................................        --            200
   Provision for losses on accounts receivable .......         868        2,821
   Deferred income taxes .............................       1,118          424
   Other, net ........................................         (38)        --
                                                          --------     --------
     Net cash provided by operating activities
     before changes in assets and liabilities ........      11,241       18,508

Changes in assets and liabilities, net of effects
 from acquisitions:
 (Increase) in accounts receivables ..................      (4,075)      (6,818)
 (Increase) in inventories and other current assets ..        (378)      (2,358)
 (Increase) in deferred charges and other ............      (2,458)      (3,025)
 (Decrease) in accounts payable ......................        (569)      (1,022)
 Increase in accrued liabilities .....................       1,061        1,984
 (Decrease) in preneed liabilities ...................        (553)        (412)
                                                          --------     --------
          Net cash provided by operating activities ..       4,269        6,857

Cash flows from investing activities:

 Acquisitions, net of cash acquired ..................     (24,401)     (31,908)
 Capital expenditures ................................      (8,555)      (9,351)
                                                          --------     --------
          Net cash used in investing activities ......     (32,956)     (41,259)

Cash flows from financing activities:

  Proceeds from long-term debt .......................       8,200       21,970
  Payments on long-term debt and obligations under
   capital leases ....................................     (51,938)     (77,411)
  Proceeds from issuance of common stock .............      68,495          656
  Proceeds from issuance of company-obligated
   mandatorily redeemable convertible preferred
   securities ........................................        --         90,300
  Payment of preferred stock dividends ...............        (301)         (56)
  Other, net .........................................         131         --
                                                          --------     --------
          Net cash provided by financing activities ..      24,587       35,459

Net increase (decrease) in cash and cash equivalents .      (4,100)       1,057
Cash and cash equivalents at beginning of period .....       6,126        2,892
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $  2,026     $  3,949
                                                          ========     ========

Supplemental disclosure of cash flow information:

 Cash paid for interest ..............................    $  4,548     $  9,042
                                                          ========     ========
 Cash paid for income taxes ..........................    $  3,195     $  7,132
                                                          ========     ========
 Non-cash consideration for acquisitions .............    $  3,144     $  1,648
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   (a) The Company

   Carriage Services, Inc., (the "Company") is the fourth largest publicly-traded provider of products and services in the death care industry in the United States. As of June 30, 1999, the Company owned and operated 179 funeral homes and 38 cemeteries in 31 states.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three and six months ended June 30, 1998 and 1999 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

   (d)  Use of Estimates

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


2. ACQUISITIONS

   During the six months ended June 30, 1999, the Company purchased 13 funeral homes and 11 cemeteries. Eleven funeral homes and one cemetery were acquired during the six months ended June 30, 1998. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                                 JUNE 30,
                                                        -----------------------
                                                          1998           1999
                                                        --------       --------
                                                             (IN THOUSANDS)
Current assets, net of cash acquired .............      $    888       $  6,645
Cemetery property ................................         2,305          3,740
Property, plant and equipment ....................         6,017         11,455
Deferred charges and other noncurrent assets .....           352            757
Names and reputations ............................        18,478         13,246
Current liabilities ..............................          (255)        (1,438)
Other liabilities ................................          (240)          (849)
                                                        --------       --------
     Total acquisitions ..........................        27,545         33,556

Consideration:
Debt .............................................         3,144          1,648

Common stock issued ..............................          --             --
                                                        --------       --------
     Cash used for acquisitions ..................      $ 24,401       $ 31,908
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

                                                       SIX MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                          1998          1999
                                                      ------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)

Revenues, net ......................................       $80,218       $88,545
Net income before income taxes .....................         6,557        13,465
Net income available to common stockholders ........         3,305         7,390
Earnings per common share:
     Basic .........................................          0.28          0.47
     Diluted .......................................          0.26          0.44

3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.

(IN THOUSANDS)                        FUNERAL    CEMETERY    CORPORATE    CONSOLIDATED
                                     --------    --------    ---------    ------------
External revenues:
   Six months ended June 30, 1999    $ 64,328    $ 20,013        --       $     84,341
   Six months ended June 30, 1998      43,613       9,719        --             53,332
Profit and Loss:
   Six months ended June 30, 1999    $ 19,812    $  6,092    $(18,630)    $      7,274
   Six months ended June 30, 1998      12,709       3,494     (11,754)           4,449
Total Assets:
   June 30, 1999 ................    $378,344    $123,074    $ 13,500     $    514,918
   June 30, 1998 ................     241,713      61,726       7,689          311,128

4. LONG TERM DEBT

   During June 1999, the Company replaced and increased its existing credit facility with a new $250 million line of credit. The new credit facility is unsecured, is for a term of five years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the new credit facility is provided at both LIBOR and prime rate options.

5. SUBSEQUENT EVENT

   Subsequent to June 30, 1999, the Company issued $110 million in senior debt notes and used the proceeds to reduce the amount outstanding under the Company's revolving line of credit. The notes are unsecured, mature in tranches of five, seven and nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company is a leading provider of death care services and products in the United States. The Company's focus is on growth through acquisitions and enhancements at facilities currently owned to increase revenues and gross profit. That focus has resulted in a successful track record of internal growth from attractive acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. The operating focus for 1999 includes institutionalized internal training, internal growth, and making quality initiatives introduced in 1998 an integral part of the culture.

   Income from operations, which the Company defines as earnings before interest and income taxes, increased, as a percentage of net revenues, from 20.8% for the second quarter of 1998 to 22.8% for the second quarter of 1999. This improvement was due largely to the increased gross profits at the individual cemetery locations. Gross margins for the funeral homes decreased from 28.9% in the second quarter of 1998 to 27.9% in the second quarter of 1999, on an increase in revenue of 51%. As a percentage of cemetery net revenues, cemetery gross profit was 26.6% in the second quarter of 1999 compared to 23.1% in the second quarter in 1998. Revenues and gross profits from cemeteries increased 141% and 177%, respectively, in the second quarter of 1999 compared to the same period in 1998. A one cent per share extraordinary item included in the current year quarter resulted from the early extinguishment of the Company's bank credit facility, which was replaced and expanded during the quarter.

   The Company has experienced significant growth through acquisitions. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. During 1998, the Company acquired 48 funeral homes and seven cemeteries for an aggregate consideration of approximately $159 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of July 30, 1999, the Company has either acquired or has letters of intent to acquire 18 funeral homes and 14 cemeteries for an aggregate consideration of approximately $46 million. The Company believes its increased recognition in the death care industry as an established operator and purchaser of funeral homes and cemeteries, as well as favorable conditions in the acquisition marketplace, has improved its ability to attract potential acquisitions that are larger, strategic and accretive.



RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1998 and 1999. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

                                    THREE MONTHS ENDED
                                         JUNE 30,              CHANGE
                                    ------------------    ------------------
                                      1998       1999      AMOUNT    PERCENT
                                    -------    -------    -------    -------
                                             (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ......    $19,332    $21,003    $ 1,671        8.6%
      Acquired operations ......      1,038      9,813      8,775          *
                                    -------    -------    -------
           Total net revenues ..    $20,370    $30,816    $10,446       51.3%
                                    =======    =======    =======
Gross profit:
      Existing operations ......    $ 5,326    $ 5,850    $   524        9.8%
      Acquired operations ......        551      2,754      2,203          *
                                    -------    -------    -------
           Total gross profit ..    $ 5,877    $ 8,604    $ 2,727       46.4%
                                    =======    =======    =======

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

                                     SIX MONTHS ENDED
                                         JUNE 30,              CHANGE
                                    ------------------    ------------------
                                      1998       1999      AMOUNT    PERCENT
                                    -------    -------    -------    -------
                                             (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ......    $41,098    $43,820    $ 2,722        6.6%
      Acquired operations ......      2,515     20,508     17,993          *
                                    -------    -------    -------
           Total net revenues ..    $43,613    $64,328    $20,715       47.5%
                                    =======    =======    =======
Gross profit:
      Existing operations ......    $12,085    $13,632    $ 1,547       12.8%
      Acquired operations ......      1,202      6,526      5,324          *
                                    -------    -------    -------
           Total gross profit ..    $13,287    $20,158    $ 6,871       51.7%
                                    =======    =======    =======
---------
*  Not meaningful.

   Due to the rapid growth of the Company, existing operations represented 68% of the total funeral revenues and the total funeral gross profit for the three months ended June 30, 1999, as well as 68% of the total funeral revenues and the total funeral gross profit for the six months ended June 30, 1999. Total funeral net revenues for the three months ended June 30, 1999 increased $10.4 million or 51.3% over the three months ended June 30, 1998. The higher net revenues reflect an increase of $8.8 million in net revenues from acquired operations and an increase in net revenues of $1.7 million from existing operations. Total funeral net revenues for the six months ended June 30, 1999 increased $20.7 million or 47.5% over the six months ended June 30, 1998. The higher net revenues reflect an increase of $18 million in net revenues from acquired operations and an increase in net revenues of $2.7 million from existing operations.

   Total funeral gross profit for the three months ended June 30, 1999 increased $2.7 million or 46.4% over the comparable three months of 1998. The higher total gross profit reflected an increase of $2.2 million from acquired operations and an increase of $ 0.5 million from existing operations. Total funeral gross profit for the six months ended June 30, 1999 increased $6.9 million or 51.7% over the comparable six months of 1998. The higher total gross profit reflected an increase of $5.3 million from acquired operations and an increase of $1.5 million from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's training initiatives. Total gross margin decreased from 28.9% for the second quarter of 1998 to 27.9% for the second quarter of 1999 and increased from 30.5% for the first six months of 1998 to 31.3% for the first six months of 1999.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

                                     THREE MONTHS ENDED
                                          JUNE 30,               CHANGE
                                     -----------------    ----------------------
                                      1998      1999       AMOUNT       PERCENT
                                     ------    -------    --------    ----------
                                                (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations .......    $4,844    $ 5,608    $    764         15.8%
      Acquired operations .......      --        6,047       6,047            *
                                     ------    -------    --------
           Total net revenues ...    $4,844    $11,655    $  6,811        140.6%
                                     ======    =======    ========
Gross profit:
      Existing operations .......    $1,121    $ 1,327    $    206         18.4%
      Acquired operations .......      --        1,779       1,779            *
                                     ------    -------    --------
            Total gross profit ..    $1,121    $ 3,106    $  1,985        177.1%
                                     ======    =======    ========
---------
*  Not meaningful.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

                                     SIX MONTHS ENDED
                                          JUNE 30,               CHANGE
                                     -----------------    ----------------------
                                      1998      1999       AMOUNT       PERCENT
                                     ------    -------    --------    ----------
                                                (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations .......    $9,425    $10,298    $    873          9.3%
      Acquired operations .......       294      9,715       9,421            *
                                     ------    -------    --------
            Total net revenues ..    $9,719    $20,013    $ 10,294        105.9%
                                     ======    =======    ========
Gross profit:
      Existing operations .......    $2,421    $ 2,413    $     (8)       (0.3)%
      Acquired operations .......        77      2,722       2,645           *
                                     ------    -------    --------
            Total gross profit ..    $2,498    $ 5,135    $  2,637        105.6%
                                     ======    =======    ========
---------
*  Not meaningful.

   Due to the acquisition of relatively significant cemetery properties during the third quarter of 1998 and at the end of the first quarter of 1999, existing operations represented only 48% of cemetery revenues and only 43% of cemetery gross profit for the three months ended June 30, 1999 and only 51% of cemetery revenues and 47% of cemetery gross profit for the six months ended June 30, 1999.

   Total cemetery net revenues for the three months ended June 30, 1999 increased $6.8 million over the three months ended June 30, 1998 and total cemetery gross profit increased $2.0 million over the comparable three months of 1998. The higher net revenues reflect an increase of $6.0 million in net revenues from acquired operations and an increase of $0.8 million in revenues from existing operations. Total cemetery net revenues for the six months ended June 30, 1999 increased $10.3 million over the six months ended June 30, 1998, and total cemetery gross profit increased $2.6 million over the comparable six months of 1998. Total gross margin increased from 23.1% for the three months ended June 30, 1998 to 26.6% for the three months ended June 30, 1999. These increases were due primarily to the Company's recently acquired cemeteries, as well as increased preneed marketing efforts. Total gross margin remained constant at 25.7% for the six months ended June 30, 1999 and for the six months ended June 30, 1998.

   OTHER.

   General and administrative expenses for the six months ended June 30, 1999 increased $1.1 million or 30.2% over the first six months of 1998 due primarily to the increased personnel expense necessary to support the Company's growth and acquisition activity. However, as a percentage of net revenues, these expenses decreased from 6.8% for the six months ended June 30, 1998, to 5.6% for the six months ended June 30, 1999, as the expenses were spread over a larger volume of revenue.

   Interest expense and other financing costs for the six months ended June 30, 1999, increased $3.3 million over the first six months of 1998, principally due to increased borrowings for acquisitions.

   Preferred stock dividends of $56,000 were subtracted from the $7.3 million of net income in computing the net income available to common stockholders of $7.2 million for the six months ended June 30, 1999. The reduction in preferred stock dividends from 1998 to 1999 was due to conversions of the preferred stock to common stock.

   For the six months ended June 30, 1999, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 43% compared with 44.5% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $3.9 million at June 30, 1999, representing an increase of $1.1 million from December 31, 1998. For the six months ended June 30, 1999, cash provided by operations was $6.9 million as compared to cash provided by operations of $4.3 million for the six months ended June 30, 1998. The increase in net cash provided by operating activities was principally due to the increases in net income as adjusted for non-cash charges, which was partially offset by a net increase in the working capital accounts. The net increase in the working capital accounts was primarily related to working capital requirements of recent acquisitions. Cash used in investing activities was $41.3 million for the six months ended June 30, 1999 compared to $33.0 million for the first six months of 1998, due primarily to an increase in amounts paid in connection with acquisitions.

   In the first six months of 1999, cash flow provided by financing activities amounted to approximately $35.5 million, primarily due to the net proceeds generated from the Company's sale of mandatorily redeemable convertible preferred securities and repayments of long-term debt, during the second quarter of 1999. On June 3, 1999, the Company's subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company, of which $77.4 million was used to repay outstanding indebtedness under the

Company's credit facility, with the remaining $12.6 million used general corporate purposes. The convertible preferred securities have a liquidation amount of $50 per unit, are convertible into the Company's Class A Common Stock at the equivalent conversion price of $20.4375 per share of Class A Common Stock, mature in 2029, and are guaranteed, on a subordinated basis, by the Company. Distributions are payable quarterly, but may be deferred at the Company's option.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of June 30, 1998, the Company had 1,682,500 shares of Series D Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. During the six months ended June 30, 1999, holders of Series D Preferred Stock converted a total of 500,000 shares into 35,238 shares of Class B Common Stock, and then converted those Class B shares into 35,238 shares of Class A Common Stock

   As of June 30, 1998, the Company had 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock paid cash dividends as the annual rate of $.042 per share. On December 31, 1998, all of the Series F Preferred Stock was converted into an aggregate of 722,250 shares of Class A Common Stock at the exercise price of $17 per share.

   As of June 30, 1998, the Company had a credit facility with a group of banks for a $150 million revolving line of credit. During September 1998, the Company increased the bank credit facility to $225 million. During June 1999, the Company entered into a new credit facility for a $250 million revolving line of credit. The credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of June 30, 1999, $140.5 million was outstanding under the credit facility and the Company's debt to total capitalization was 36 percent.

   The Company expects to continue to aggressively pursue additional acquisitions of funeral homes and cemeteries to take advantage of the trend toward consolidation occurring in the industry which will require significant levels of funding from various sources. During the six months ended June 30, 1999, the Company incurred approximately $9.4 million in capital expenditures, primarily related to funeral home improvements. In addition, the Company currently expects to incur capitalizable costs in the range of $5 million to $7 million during the second half of 1999 related to upgrading funeral home facilities. The Company believes that cash flow from operations, borrowings under the new credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. In March 1997, the Company filed a shelf registration statement relating to 2,000,000 shares of Class A Common Stock to be used to fund acquisitions of which approximately 1,057,000 shares remain available at June 30, 1999. The Company has recently revised its estimate for acquisition spending for 1999 from $155 million to $115 million. As of July 30, 1999, the Company has spent $33 million and has signed non-binding letters of intent for acquisitions totaling $13 million. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

   To date, inventory and assessment have been completed for all of our core systems that are essential for business operations. All of these core systems are believed to be Year 2000 compliant except for a portion of the record-keeping system for certain cemetery operations, for which the modifications have been completed, tested and certified as Year 2000 compliant. As of June 30, 1999, management estimated that we had completed more than ninety percent of the work involved in modifying, replacing and testing the non-compliant hardware and software. The inventory and assessment phases for newly acquired businesses is performed during the acquisition process as part of our due diligence analysis.

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

   Based on the current assessment, our total costs of becoming Year 2000 compliant are not expected to be significant to our financial position, results of operations or cash flows. As of June 30, 1999, we have spent approximately $70,000 related to Year 2000 compliance. The total remaining costs for addressing the Year 2000 issue are presently estimated to be less than $80,000.

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

PART II -- OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 1999 annual meeting of shareholders was held on May 11, 1999. All director nominees were elected. The voting tabulation was as follows:

      NAME OF NOMINEE          NUMBER OF VOTES FOR     NUMBER OF VOTES WITHHELD
--------------------------    ---------------------   --------------------------
Stuart W. Stedman                   43,398,361                  103,498
Ronald A. Erickson                  43,391,124                  110,735
Mark F. Wilson                      43,398,361                  103,498

   The terms of the following other directors continue after the meeting: Mark
W. Duffey, Barry K. Fingerhut, Greg M. Brudnicki, Melvin C. Payne, Robert D. Larrabee, and C. Byron Snyder.

   Other matters voted upon at the meeting were as follows:

                                           NUMBER OF   NUMBER OF     NUMBER OF
                                             VOTES       VOTES         VOTES
                                              FOR       AGAINST     ABSTAINING
                                           ----------  ---------   -------------
Amendment to 1995 Stock Incentive Plan ... 38,549,176  2,525,104         185,937

Amendment to 1996 Stock Option Plan ...... 39,840,394  1,217,240         202,683

Amendments to 1996 Directors'
   Stock Option Plan ..................... 39,943,685    906,847         409,685

Selection of Arthur Andersen LLP
   as auditors for 1999 .................. 43,460,705      2,636          38,518

ITEM 5.     OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

   Certain statements made herein or elsewhere by, or on behalf of, the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that the Company believes are reasonable; however, many important factors could cause the Company's actual results in the future to differ materially from the forward-looking statements made herein and in any other documents or oral presentations made by, or on behalf of, the Company.

CAUTIONARY STATEMENTS

   The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of the Company.

   (1) Achieving revenue growth depends in part upon sustaining the level of acquisition activity experienced by the Company in the last three fiscal years. Higher levels of acquisition activity will increase anticipated revenues, and lower levels will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

           (a) The Company may be unable to find a sufficient number of businesses for sale at prices that are favorable to the Company and the Company is willing to pay.

           (b) In most of its existing markets and in certain new markets that the Company desires to enter, the Company competes for acquisitions with other publicly-traded and privately owned death care firms. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

   (2) Achieving the Company's revenue goals also is affected by the volume and prices of the properties, products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned increases in volume or prices could cause the Company not to meet anticipated levels of revenue. The ability of the Company to achieve volume or price increases at any location depends on numerous factors, including the local economy, the local death rate and competition.

   (3) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individual to have less discretionary income.

   (4) In addition to the factors discussed above, earnings per share may be affected by other important factors, including the following:

           (a) The ability of the Company to successfully integrate acquisitions into the Company's business and to realize expected revenue projections and cost savings in connection with the acquisitions.
           (b) Whether acquired businesses perform at pro forma levels used by management in the valuation process and whether, and the rate at which management is able to increase the profitability of acquired businesses.
           (c) The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.
           (d) The amount and rate of growth in the Company's general and administrative expenses.
           (e) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.
           (f) The Company's debt-to-equity ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.
           (g) The impact on the Company's financial statements of nonrecurring accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.
           (h) Changes in government regulation, including tax rates and their effects on corporate structure.
           (i) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).

           (j) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
           (k) Changes in accounting policies and practices adopted voluntarily or required to be adopted by generally accepted accounting principles, such as amortization periods for long-lived intangible assets.
           (l) The ability of the Company and its significant vendors, financial institutions and insurers to achieve Year 2000 compliance on a timely basis.

   The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     *4.1 -   Certificate of Elimination of Series F Preferred Stock

     +4.2 -   Certificate of Trust of Carriage Services Capital Trust. (4.6)

     +4.3 - Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated as of June 3, 1999, among Carriage Services, Inc. as Sponsor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford as Administrative Trustees. (4.7)

     +4.4 - Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of June 3, 1999, amount Carriage Services, Inc. as Issuer, and Wilmington Trust Company as Indenture Trustee. (4.8)

     +4.5 - Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. (4.10)

     +4.6 - Form of Carriage Services, Inc., Convertible Junior Subordinated Debentures due 2029. (4.11)

     +4.7 - Preferred Securities Guarantee, dated as of June 3, 1999, between Carriage Services Inc., As Guarantor, and Wilmington Trust Company as Guarantee Trustee. (4.12)

     +4.8 - Common Securities Guarantee, dated as of June 3, 1999, by Carriage Services, Inc. as Guarantor. (4.13)

     +4.9 - Amendment No.1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. (4.l4)

    *10.1 - Credit Agreement by and among the Company and Bank of America dated June 14, 1999

    +10.2 - Registration Rights Agreement, dated June 3, 1999, by and among Carriage Services Capital Trust, Carriage Services, Inc., and Credit Suisse First Boston Corporation. (10.1)

     *11.1 -  Statement regarding computation of per share earnings.

     *12   -  Calculation of Ratio of Earnings to Fixed Charges

     *27.1 -  Financial Data Schedule.

--------------
    (*) Filed herewith.
    (+) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-3 Registration Statement No. 333-84141.


(b) Reports on Form 8-K

      1) The Company filed a Form 8-K on June 1, 1999, reporting, under "Item 5. Other Events," the news release dated June 1, 1999 announcing the sale of convertible preferred securities.

      2) The Company filed a Form 8-K/A on June 11, 1999 with respect to its acquisition of all the operating assets of nine cemeteries and five funeral homes from Service Corporation International, Inc. on March 30, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARRIAGE SERVICES, INC.

[AUGUST 13, 1999]                               /s/ Thomas C. Livengood
------------------                              -------------------------
Date                                            Thomas C. Livengood,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)