Form 10-Q
period 1999-09-30
CARRIAGE SERVICES INC
filed 1999-11-12
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q



(MARK ONE)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of October 29, 1999 was 13,702,134 and 2,239,989 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1998 and September 30, 1999                         3

      Consolidated Statements of Operations for the
         Three Months Ended September 30, 1998 and 1999 and the
         Nine Months Ended September 30, 1998 and 1999                    4

      Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1999                    5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK      16

PART II - OTHER INFORMATION


   ITEM 5.  OTHER INFORMATION                                            17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

Signature                                                                20

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                         1998           1999
                                                                                      -----------   ------------
                                                                                                     (UNAUDITED)
                       ASSETS

 Current assets:
      Cash and cash equivalents ......................................................  $  2,892      $  3,877
      Accounts receivable --
          Trade, net of allowance for doubtful accounts of $3,435 in
               1998 and $ 5,967 in 1999 ..............................................    17,835        22,054
          Other ......................................................................     3,696         5,000
                                                                                        --------      --------
                                                                                          21,531        27,054
      Inventories and other current assets ...........................................     7,457         9,878
                                                                                        --------      --------
                Total current assets .................................................    31,880        40,809

 Property, plant and equipment, at cost, net of accumulated
    depreciation of $11,363 in 1999 ..................................................   131,144       151,688
 Cemetery property, at cost ..........................................................    63,409        66,426
 Names and reputations, net of accumulated amortization of $8,428
    in 1998 and $12,693 in 1999 ......................................................   211,183       225,427
 Deferred charges and other noncurrent assets ........................................    28,528        42,875
                                                                                        --------      --------
                                                                                        $466,144      $527,225
                                                                                        ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ...............................................................  $  4,754      $  5,567
      Accrued liabilities ............................................................     9,168        13,173
      Current portion of long-term debt and obligations under capital
         leases ......................................................................     6,394         4,311
                                                                                        --------      --------
               Total current liabilities .............................................    20,316        23,051

Preneed liabilities, net .............................................................    11,106         9,082
Long-term debt, net of current portion ...............................................   212,972       171,043
Obligations under capital leases, net of current portion .............................     3,209         3,313
Deferred income taxes ................................................................    16,474        19,207
                                                                                        --------      --------
               Total liabilities .....................................................   264,077       225,696
                                                                                        --------      --------
Commitments and contingencies
Redeemable preferred stock ...........................................................     1,673         1,172
Company-obligated mandatorily redeemable
     convertible preferred securities of Carriage
     Services Capital Trust ..........................................................       --         89,881
Stockholders' equity:
      Class A Common Stock, $.01 par value; 40,000,000 shares
        authorized; 12,028,000 and 12,383,000 issued and outstanding
        at December 31, 1998 and September 30, 1999, respectively.....................       120           124

      Class B Common Stock, $.01 par value; 10,000,000 shares
        authorized; 3,779,000 and 3,525,000 issued and outstanding
        at December 31, 1998 and September 30, 1999, respectively.....................        38            35
      Contributed capital ............................................................   194,911       196,097
      Retained earnings ..............................................................     5,325        14,220
                                                                                        --------      --------
               Total stockholders' equity ............................................   200,394       210,476
                                                                                        --------      --------
                                                                                        $466,144      $527,225
                                                                                        ========      ========

  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                --------------------  --------------------
                                                                  1998       1999       1998       1999
                                                                ---------  ---------  ---------  ---------
Revenues, net
    Funeral ..................................................  $  22,344  $  29,083  $  65,956  $  93,411
    Cemetery .................................................      6,276     11,387     15,995     31,400
                                                                ---------  ---------  ---------  ---------
                                                                   28,620     40,470     81,951    124,811
Costs and expenses
    Funeral ..................................................     16,608     21,991     46,934     66,161
    Cemetery .................................................      4,699      8,440     11,920     23,319
                                                                ---------  ---------  ---------  ---------
                                                                   21,307     30,431     58,854     89,480
                                                                ---------  ---------  ---------  ---------
    Gross profit .............................................      7,313     10,039     23,097     35,331
General and administrative expenses ..........................      2,041      2,202      5,661      6,915
                                                                ---------  ---------  ---------  ---------
    Operating income .........................................      5,272      7,837     17,436     28,416
Interest expense, net ........................................      2,360      3,145      6,511     10,105
Financing cost of company-obligated securities of
   Carriage Services Capital Trust ...........................       --        1,641       --        2,151
                                                                ---------  ---------  ---------  ---------
      Total interest and financing costs .....................      2,360      4,786      6,511     12,256
    Income before income taxes and
       extraordinary item ....................................      2,912      3,051     10,925     16,160
Provision for income taxes ...................................      1,269      1,312      4,833      6,949
                                                                ---------  ---------  ---------  ---------
    Income before extraordinary item .........................      1,643      1,739      6,092      9,211
Extraordinary item:
    Loss on early extinguishment of debt, net of
         income tax benefit of $151 ..........................       --         --         --         (200)
                                                                ---------  ---------  ---------  ---------
Net income ...................................................      1,643      1,739      6,092      9,011
Preferred stock dividend requirements ........................        153         25        454         78
                                                                ---------  ---------  ---------  ---------
    Net income available to common stockholders ..............  $   1,490  $   1,714  $   5,638  $   8,933
                                                                =========  =========  =========  =========
Basic earnings per share:

    Net income before extraordinary item .....................  $     .10  $    0.11  $     .44  $    0.58
    Extraordinary item .......................................  $      --  $      --  $      --  $   (0.01)
                                                                ---------  ---------  ---------  ---------
    Net income ...............................................  $     .10  $    0.11  $     .44  $    0.57
                                                                ---------  ---------  ---------  ---------
Diluted earnings per share:
    Net income before extraordinary item .....................  $     .10  $    0.11  $     .43  $    0.57
    Extraordinary item .......................................  $      --  $      --  $      --  $   (0.01)
                                                                ---------  ---------  ---------  ---------
    Net income ...............................................  $     .10  $    0.11  $     .43  $    0.56
                                                                ---------  ---------  ---------  ---------
Weighted average number of common and common
  equivalent shares outstanding:

    Basic ....................................................     14,733     15,906     12,772     15,864
                                                                =========  =========  =========  =========
    Diluted ..................................................     15,224     15,983     13,198     16,049
                                                                =========  =========  =========  =========

     The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                       ---------------------
                                                         1998         1999
                                                       ---------   ---------
Cash flows from operating activities:

   Net income .......................................  $   6,092   $   9,011
   Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation ....................................      3,099       4,393
    Amortization ....................................      4,547       7,651
    Loss on early extinguishment of debt, net of
      income taxes ..................................       --           200
    Provision for losses on accounts receivable .....        976       3,294
    Deferred income taxes ...........................      1,347       2,161
    Other, net ......................................        (38)       --
                                                       ---------   ---------
        Net cash provided by operating activities
        before changes in assets and liabilities ....     16,023      26,710
   Changes in assets and liabilities, net of effects
     from acquisitions:
   (Increase) in accounts receivables ...............     (5,688)     (7,003)
   (Increase) in inventories and other current assets     (1,087)     (1,486)
   (Increase) in deferred charges and other .........       (430)     (1,185)
   (Decrease) in accounts payable ...................       (302)       (703)
   Increase in accrued liabilities ..................      1,700       3,474
   (Decrease) in preneed liabilities ................     (1,205)     (3,190)
                                                       ---------   ---------
               Net cash provided by operating
                 activities..........................      9,011      16,617

Cash flows from investing activities:

  Prearranged funeral costs .........................     (3,795)     (5,695)
  Acquisitions, net of cash acquired ................   (105,191)    (37,551)
  Capital expenditures ..............................    (12,327)    (13,405)
                                                       ---------   ---------
               Net cash used in investing activities    (121,313)    (56,651)

Cash flows from financing activities:

  Proceeds from long-term debt ......................     94,455     133,357
  Payments on long-term debt and obligations under
    capital leases ..................................    (52,491)   (180,866)
  Proceeds from issuance of common stock ............     68,696         659
  Proceeds from issuance of company-obligated
    mandatorily redeemable convertible preferred
    securities.......................................       --        89,881
  Payment of preferred stock dividends ..............       (454)        (78)
  Payment of deferred debt charges and other ........         70      (1,934)
                                                       ---------   ---------
               Net cash provided by financing
                 activities .........................    110,276      41,019

Net increase (decrease) in cash and cash equivalents      (2,026)        985
Cash and cash equivalents at beginning of period ....      6,126       2,892
                                                       ---------   ---------
Cash and cash equivalents at end of period ..........  $   4,100   $   3,877
                                                       =========   =========

Supplemental disclosure of cash flow information:

  Cash paid for interest and financing costs ........  $   7,079   $  11,578
                                                       ---------   ---------
  Cash paid for income taxes ........................  $   4,537   $   7,499
                                                       =========   =========
  Non-cash consideration for acquisitions ...........  $  10,166   $   1,914
                                                       =========   =========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   (a)  The Company

   Carriage Services, Inc., (the "Company") is the fourth largest publicly-traded provider of products and services in the death care industry in the United States. As of September 30, 1999, the Company owned and operated 181 funeral homes and 41 cemeteries in 31 states.

   (b)  Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three and nine months ended September 30, 1998 and 1999 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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


2. ACQUISITIONS

   During the nine months ended September 30, 1999, the Company purchased 15 funeral homes and 14 cemeteries. Thirty-four funeral homes and five cemeteries were acquired during the nine months ended September 30, 1998. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                     SEPTEMBER 30,
                                              --------------------------
                                                1998             1999
                                              ---------        ---------
                                                     (IN THOUSANDS)
Current assets, net of cash acquired .......  $   6,148        $   9,682
Cemetery property ..........................     25,159            4,215
Property, plant and equipment ..............     23,919           12,386
Deferred charges and other noncurrent assets        819              907
Names and reputations ......................     61,292           17,325
Current liabilities ........................       (466)          (2,200)
Other liabilities ..........................     (1,514)          (2,850)
                                              ---------        ---------
     Total acquisitions ....................    115,357           39,465

Consideration:
Debt .......................................      6,556            1,914
Common stock issued ........................      3,610              --
                                              ---------        ---------
     Cash used for acquisitions ............  $ 105,191        $  37,551
                                              ---------        ---------

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

                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------
                                                       1998               1999
                                                  ---------------   -----------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues, net .....................................      $125,310     $133,098
Net income  before  income taxes and  extraordinary
  item ............................................        10,094       16,711
Net income available to common stockholders .......         5,098        9,218
Earnings per common share:
     Basic ........................................          0.40         0.58
     Diluted ......................................          0.39         0.57

3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.

(IN THOUSANDS)                              FUNERAL   CEMETERY  CORPORATE  CONSOLIDATED
--------------                              -------   --------  ---------  ------------
External revenues:
      Nine months ended September 30, 1999  $ 91,707  $ 33,104      --     $124,811
      Nine months ended September 30, 1998    63,659    18,292      --       81,951
Profit and Loss before extraordinary item:
      Nine months ended September 30, 1999  $ 15,189  $  5,345  $(11,323)  $  9,211
      Nine months ended September 30, 1998    10,199     2,918    (7,025)     6,092
Total Assets:
      September 30, 1999 .................  $384,940  $128,057  $ 14,228   $527,225
      September 30, 1998 .................   301,772    98,721     7,750    408,243


4. LONG TERM DEBT

   During June 1999, the Company replaced and increased its existing credit facility with a new $250 million line of credit. On September 20, 1999, the Company again increased its credit facility to $260 million. The new credit facility is unsecured, is for a term of five years and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the new credit facility is provided at both LIBOR and prime rate options.

   On July 1, 1999, the Company issued $110 million in senior debt notes and used the proceeds to reduce the amount outstanding under the Company's revolving line of credit. The notes are unsecured, mature in tranches of five, seven and nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

5. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

   During June 1999, the Company, through its wholly-owned subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into the Company's Class A Common Stock at the equivalent conversion price of $20.4375 per share of Class A Common Stock. The securities mature in 2029 and are guaranteed on a subordinated basis by the Company. Distributions are payable quarterly, but may be deferred at the Company's option for up to twenty consecutive quarters.

6. SUBSEQUENT EVENTS

   On November 4, 1999, the Board of Directors authorized five-year contract extensions to executive officers of the Company. In connection with the contract extensions, there will be a special compensation charge to the Company's earnings in the fourth quarter of 1999 of approximately $1.5 million after tax, or $0.09 per share.

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

   Income from operations, which the Company defines as earnings before interest and income taxes, increased, as a percentage of net revenues, from 18.4% for the third quarter of 1998 to 19.4% for the third quarter of 1999. This improvement was due largely to the increased gross margins at the individual cemetery locations and reduction of general and administrative expenses as a percentage of net revenues. Gross margins for the funeral homes decreased from 25.7% in the third quarter of 1998 to 24.4% in the third quarter of 1999, while revenues increased 30%. As a percentage of cemetery net revenues, cemetery gross profit was 25.9% in the third quarter of 1999 compared to 25.1% in the third quarter in 1998. Revenues and gross profits from cemeteries increased 81% and 87%, respectively, in the third quarter of 1999 compared to the same period in 1998.

   The Company has experienced significant growth through acquisitions. Forty-four funeral homes and ten cemeteries were acquired during 1997 for approximately $118 million. During 1998, the Company acquired 48 funeral homes and seven cemeteries for an aggregate consideration of approximately $159 million. These acquisitions were funded through cash flow from operations, additional borrowings under the Company's credit facilities and issuance of preferred and common stock. In addition, as of October 29, 1999, the Company has acquired 17 funeral homes and 14 cemeteries for an aggregate consideration of approximately $45 million. During 1999, the Company reduced the price it is willing to pay for businesses as compared to the two most recent years, which has resulted in a decline in acquisition spending for 1999.



RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1998 and 1999. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,         CHANGE
                                    ------------------  -----------------
                                       1998     1999     AMOUNT   PERCENT
                                    --------  --------  --------  -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ........  $ 20,544  $ 20,700  $    156     .8%
      Acquired operations ........     1,800     8,383     6,583      *
                                    --------  --------  --------   ----
                Total net revenues  $ 22,344  $ 29,083  $  6,739   30.2%
                                    ========  ========  ========   ====
Gross profit:
      Existing operations ........  $  5,167  $  4,950  $   (217)  (4.2%)
      Acquired operations ........       569     2,142     1,573      *
                                    --------  --------  --------   ----
                Total gross profit  $  5,736  $  7,092  $  1,356   23.6%
                                    ========  ========  ========   ====

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,         CHANGE
                                    ------------------  -----------------
                                       1998     1999     AMOUNT   PERCENT
                                    --------  --------  --------  -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ........  $ 59,979  $ 62,876  $  2,897    4.8%
      Acquired operations ........     5,977    30,535    24,558      *
                                    --------  --------  --------   ----
                Total net revenues  $ 65,956  $ 93,411  $ 27,455   41.6%
                                    ========  ========  ========   ====
Gross profit:
      Existing operations ........  $ 16,910  $ 18,235  $  1,325    7.8%
      Acquired operations ........     2,112     9,015     6,903      *
                                    --------  --------  --------   ----
                Total gross profit  $ 19,022  $ 27,250  $  8,228   43.3%
                                    ========  ========  ========   ====
-----------
*  Not meaningful

   Due to the rapid growth of the Company, existing operations represented 71% of the total funeral revenues and 70% of the total funeral gross profit for the three months ended September 30, 1999, as well as 67% of the total funeral revenues and the total funeral gross profit for the nine months ended September 30, 1999. Total funeral net revenues for the three months ended September 30, 1999 increased $6.7 million or 30.2% over the three months ended September 30, 1998. The higher net revenues reflect an increase of $6.6 million in net revenues from acquired operations and a slight increase in net revenues from existing operations. Total funeral net revenues for the nine months ended September 30, 1999 increased $27.5 million or 41.6% over the nine months ended September 30, 1998. The higher net revenues reflect an increase of $24.6 million in net revenues from acquired operations and an increase in net revenues of $2.9 million from existing operations.

   Total funeral gross profit for the three months ended September 30, 1999 increased $1.4 million or 23.6% over the comparable three months of 1998. The higher total gross profit reflected an increase of $1.6 million from acquired operations and a slight decrease in gross profit from existing operations. Total funeral gross profit for the nine months ended September 30, 1999 increased $8.2 million or 43.3% over the comparable nine months of 1998. The higher total gross profit reflected an increase of $6.9 million from acquired operations and an increase of $1.3 million from existing operations. Gross profit for existing operations increased for both periods due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of the Company's training initiatives. Total gross margin decreased from 25.7% for the third quarter of 1998 to 24.4% for the third quarter of 1999 and increased from 28.8% for the first nine months of 1998 to 29.2% for the first nine months of 1999.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,         CHANGE
                                    ------------------  -----------------
                                       1998     1999     AMOUNT   PERCENT
                                    --------  --------  --------  -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ...       $ 5,014   $ 5,714   $   700   13.9%
      Acquired operations ...         1,262     5,673     4,411      *
                                    -------   -------   -------   ----
           Total net revenues       $ 6,276   $11,387   $ 5,111   81.4%
                                    =======   =======   =======   ====
Gross profit:
      Existing operations ...       $ 1,211   $ 1,351   $   140   11.6%
      Acquired operations ...           366     1,596     1,230     *
                                    -------   -------   -------   ----
           Total gross profit       $ 1,577   $ 2,947   $ 1,370   86.9%
                                    =======   =======   =======   ====
---------
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,          CHANGE
                                    ------------------  -----------------
                                       1998     1999     AMOUNT   PERCENT
                                    --------  --------  --------  -------
                                            (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ...      $14,093    $15,659   $ 1,566   11.1%
      Acquired operations ...        1,902     15,741    13,839      *
                                    -------   -------   -------   ----
           Total net revenues      $15,995    $31,400   $15,405   96.3%
                                    =======   =======   =======   ====
Gross profit:
      Existing operations ...      $ 3,501    $ 3,720   $   219    6.3%
      Acquired operations ...          574      4,361     3,787      *
                                    -------   -------   -------   ----
           Total gross profit      $ 4,075    $ 8,081   $ 4,006   98.3%
                                    =======   =======   =======   ====
---------
*  Not meaningful.

   Due to the acquisition of relatively significant cemetery properties during the third quarter of 1998 and at the end of the first quarter of 1999, existing operations represented only 50% of cemetery revenues and only 46% of cemetery gross profit for each of the three month and nine month periods ended September 30, 1999.

   Total cemetery net revenues for the three months ended September 30, 1999 increased $5.1 million over the three months ended September 30, 1998 and total cemetery gross profit increased $1.4 million over the comparable three months of 1998. The higher net revenues reflect an increase of $4.4 million in net revenues from acquired operations and an increase of $0.7 million in revenues from existing operations. Total cemetery net revenues for the nine months ended September 30, 1999 increased $15.4 million over the nine months ended September 30, 1998, and total cemetery gross profit increased $4.0 million over the comparable nine months of 1998. Total gross margin increased from 25.1% for the three months ended September 30, 1998 to 25.9% for the three months ended September 30, 1999. These increases were due primarily to the Company's recently acquired cemeteries, as well as increased preneed marketing efforts. Total gross margin increased slightly from 25.5% for the nine months ended September 30, 1998 to 25.7% for the nine months ended September 30, 1999.

   OTHER.

   General and administrative expenses for the nine months ended September 30, 1999 increased $1.3 million or 22% over the first nine months of 1998 due primarily to the increased personnel expense necessary to support the Company's growth and acquisition activity. However, as a percentage of net revenues, these expenses decreased from 6.9% for the nine months ended September 30, 1998 to 5.5% for the nine months ended September 30, 1999, as the expenses were spread over a larger volume of revenue.

   Interest expense and other financing costs for the nine months ended September 30, 1999 increased $5.7 million over the first nine months of 1998, principally due to increased borrowings for acquisitions.

   Preferred stock dividends of $78,000 were subtracted from the $9.0 million of net income in computing the net income available to common stockholders of $8.9 million for the nine months ended September 30, 1999. The reduction in preferred stock dividends from 1998 to 1999 was due to conversions of preferred stock to common stock.

   For the nine months ended September 30, 1999, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 43% compared with 44.2% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $3.8 million at September 30, 1999, representing an increase of $1.0 million from December 31, 1998. For the nine months ended September 30, 1999, cash provided by operations was $16.6 million as compared to cash provided by operations of $9.0 million for the nine months ended September 30, 1998. The increase in net cash provided by operating activities was principally due to the increase in net income as adjusted for non-cash charges, which was partially offset by a net increase in the working capital accounts. The net increase in the working capital accounts was primarily related to working capital requirements of recent acquisitions. Cash used in investing activities was $56.7 million for the nine months ended September 30, 1999 compared to $121.3 million for the first nine months of 1998, due primarily to a slowing in the number of acquisitions during the comparable nine month periods.

   In the first nine months of 1999, cash flow provided by financing activities amounted to approximately $41.0 million, primarily due to the net proceeds generated from the issuance of $110.0 million of senior notes and from the Company's sale of mandatorily redeemable convertible preferred securities less repayments of long-term debt.

   On June 3, 1999, the Company's subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company, of which $77.4 million was used to repay outstanding indebtedness under the Company's credit facility, with the remaining $12.6 million used for general corporate purposes.

   On July 1, 1999, the Company issued $110 million in senior debt notes and used the proceeds to reduce the amount outstanding under the Company's revolving line of credit. The notes are unsecured, mature in tranches of five, seven and nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

   Historically, the Company has financed its acquisitions with proceeds from debt and the issuance of common and preferred stock. As of September 30, 1998, the Company had 1,682,500 shares of Series D Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. During the nine months ended September 30, 1999, holders of Series D Preferred Stock converted a total of 500,000 shares into 35,238 shares of Class B Common Stock, and then converted those Class B shares into 35,238 shares of Class A Common Stock

   As of September 30, 1998, the Company had 12,278,285 shares of Series F Preferred Stock issued and outstanding. The Series F Preferred Stock paid cash dividends as the annual rate of $.042 per share. On December 31, 1998, all of the Series F Preferred Stock was converted into an aggregate of 722,250 shares of Class A Common Stock at the exercise price of $17 per share.

   Prior to September 30, 1998, the Company had a credit facility with a group of banks for a $150 million revolving line of credit. During September 1998, the Company increased the bank credit facility to $225 million. During June 1999, the Company entered into a new credit facility for a $250 million revolving line of credit. On September 20, 1999, the Company amended the credit facility, increasing the amount available to $260 million. The credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of September 30, 1999, $42.5 million was outstanding under the credit facility and the Company's debt to total capitalization was 37 percent.

   The Company expects to continue to pursue additional acquisitions of funeral homes and cemeteries which will require significant levels of funding from various sources. During the nine months ended September 30, 1999, the Company incurred approximately $13.4 million in capital expenditures, primarily related to funeral home improvements. In addition, the Company currently expects to incur capitalizable costs of approximately $4 million during the remainder of 1999 related primarily to upgrading funeral home facilities and cemetery construction. The Company believes that cash flow from operations, borrowings under the new credit facility and its ability to issue additional debt and equity securities should be sufficient to fund acquisitions and its anticipated capital expenditures and other operating requirements. The Company has recently revised its estimate for acquisition spending for 1999 to approximately $50 million. As of October 29, 1999, the Company has spent approximately $46 million for acquisitions. Acquisition spending during 2000 is anticipated to be significantly less than the amounts during either of the two preceding years, excluding the effect of any possible transactions that may occur with other corporate death care companies. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required to continue the Company's acquisition program. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

   To date, inventory and assessment have been completed for all of our core systems that are essential for business operations. All of these core systems are believed to be Year 2000 compliant. As of September 30, 1999, management estimated that we had completed substantially all of the work involved in modifying, replacing and testing the non-compliant hardware and software. The inventory and assessment phases for newly acquired businesses is performed during the acquisition process as part of our due diligence analysis.

   We are also communicating with vendors, trustees and other third parties with which we conduct business to determine the extent to which those companies are addressing their Year 2000 compliance.

To date, no significant third parties have informed us that any Year 2000 issue exists which will have a material effect on us.

   Although we expect to be ready to continue our business activities without interruption by a Year 2000 problem, we recognize the general uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties. Under a "most likely worst case Year 2000 scenario," it may be necessary for us to replace some suppliers, rearrange some work plans or even temporarily interrupt some normal business activities or operations. We believe that such circumstances would be isolated and would not result in a material adverse impact to our operations or pose a material financial risk to us. Management has concluded that our standard operating procedures are adequate to deal with most foreseeable contingencies resulting from the "most likely worst case Year 2000 scenario."

   Based on the current assessment, our total costs of becoming Year 2000 compliant are not expected to be significant to our financial position, results of operations or cash flows. As of September 30, 1999, we have spent approximately $70,000 related to Year 2000 compliance. The total remaining costs for addressing the Year 2000 issue are presently estimated to be less than $25,000.

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

   (1) Achieving revenue growth depends in part upon the level of acquisition activity experienced by the Company. Higher levels of acquisition activity will increase anticipated revenues, and lower levels will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

      (a) The Company may be unable to find a sufficient number of businesses for sale at prices that are favorable to the Company and which the Company is willing to pay.

      (b) In most of its existing markets and in certain new markets that the Company desires to enter, the Company competes for acquisitions with other publicly traded and privately owned death care firms. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have pay in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

      (c) The timing, size and success of the Company's acquisition efforts depend in large part on the continued availability of financing. The Company's growth could be negatively impacted if it is unable to obtain sufficient capital.

   (2) Achieving the Company's revenue goals also is affected by the volume and prices of the properties, products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, while in other markets prices will be lowered. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

   (3) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, as well as changes in commission practices and contractual terms.

   (4) In addition to the factors discussed above, financial performance may be affected by other important factors, including the following:

      (a) The ability of the Company to successfully integrate acquisitions into the Company's business and to realize expected revenue projections and cost savings in connection with the acquisitions.

      (b) Whether acquired businesses perform at pro forma levels used by management in the valuation process, and the rate at which management is able to increase the profitability of acquired businesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      * 10.1-- Amendment No. 1 to Credit Agreement by and among the Company and Bank of America, N.A., dated July 1, 1999.

      * 10.2-- Amendment No. 2 to Credit Agreement by and among the
               Company and Bank of America, N.A., dated September 20, 1999.

      * 10.3-- Note Purchase Agreement, dated July 1, 1999, for $300 million in Senior Notes Issuable in Series.


      + 10.4-- Amendment No. 2 to 1995 Stock Incentive Plan. (10.1)

      + 10.5-- Amendment No. 2 to 1996 Stock Option Plan. (10.2)

      + 10.6-- Amendment No. 1 to 1996 Directors' Stock Option Plan. (10.3)

      + 10.7-- Amendment No. 2 to 1995 Directors' Stock Option Plan. (10.4)

      - 10.8-- 1998 Stock Option Plan for Consultants. (10.1)

      * 11.1-- Statement regarding computation of per share earnings.

      * 12  -- Calculation of Ratio of Earnings to Fixed Charges

      *27.1 -- Financial Data Schedule.

(*) Filed herewith.
(+) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-8 Registration Statement No. 333-85961.
(-) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-8 Registration Statement No. 333-62593.

(b)  Reports on Form 8-K

      None.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CARRIAGE SERVICES, INC.





November 12,1999                          /s/ THOMAS C. LIVENGOOD
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