Form 10-K405
period 1999-12-30
CARRIAGE SERVICES INC
filed 2000-03-23
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Class A Common Stock) of the Registrant as of March 15, 2000 was approximately $34,000,000.

                            ------------------------

The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of March 15, 2000 was 14,071,101 and 1,905,662, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement in connection with the 2000 annual meeting of shareholders, incorporated in Part III of this Report.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements made by the management of Carriage Services, Inc. (the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include Carriage's inability to acquire additional businesses, to increase free cash flow from operations, or to achieve internal growth from its businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changing consumer preferences; competition in our markets; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Carriage throughout 2000.

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

     (1) Achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation and amortization, controlling capital expenditures to budgeted levels, reducing the growth in accounts receivable and reducing preneed funeral costs.

     (2) Achieving revenue growth historically has been dependant upon the level of acquisition activity experienced by the Company. Higher levels of acquisition activity will increase anticipated revenues, and lower levels will decrease anticipated revenues. The level of acquisition activity depends not only on the number of properties acquired, but also on the size of the acquisitions; for example, one large acquisition could increase substantially the level of acquisition activity and, consequently, revenues. Several important factors, among others, affect the Company's ability to consummate acquisitions:

        (a) The Company may be unable to find a sufficient number of businesses for sale at prices that are favorable to the Company and which the Company is willing to pay.

        (b) In most of its existing markets and in certain new markets that the Company desires to enter, the Company competes for acquisitions with other publicly traded and privately owned death care firms. These competitors, and others, may be willing to pay higher prices for businesses than the Company or may cause the Company to pay more to acquire a business than the Company would otherwise have paid in the absence of such competition. Thus, the aggressiveness of the Company's competitors in pricing acquisitions affects the Company's ability to complete acquisitions at prices it finds attractive.

        (c) The timing, size and success of the Company's acquisition efforts depend in large part on the continued availability of financing. The Company's growth could be negatively impacted if it is unable to obtain sufficient capital.

     (3) Achieving the Company's revenue goals also is affected by the volume and prices of the properties, products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, while in other markets prices will be lowered. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

     (4) Future revenue also is affected by the level of prearranged sales in prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, as well as changes in commission practices and contractual terms.

     (5) In addition to the factors discussed above, financial performance may be affected by other important factors, including the following:

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

        (f) The Company's debt-to-capital ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

        (g) Availability of debt and equity financing to fund operating and acquisition strategy.

        (h) The impact on the Company's financial statements of accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

        (i) Changes in government regulation, including tax rates and their effects on corporate structure.

        (j) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).

        (k) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

        (l) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization periods for long-lived intangible assets and revenue or cost recognition in the preneed cemetery or funeral business.

     The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Carriage is a leading provider of death care services and products in the United States. As of December 31, 1999, we operated 182 funeral homes and 41 cemeteries in 31 states. Carriage provides a complete range of services relating to funerals, burials and cremations, including the use of funeral homes and motor vehicles, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. Over the past five years, Carriage's revenues, earnings and profit margins have increased significantly. From 1995 to 1999, net revenues increased from $24.2 million to $168.5 million, operating income increased from $1.9 million to $34.7 million and diluted earnings per common share from continuing operations increased from a loss of $0.99 to a profit of $0.67.

     Since Carriage's formation in 1991, we have focused on distinguishing ourselves from our competitors by developing an employee-driven organization that emphasizes: (i) providing the highest level of personalized service to client families, (ii) comprehensive employee training, (iii) a decentralized management structure, and (iv) incentive compensation and broad-based employee stock ownership. Our success in developing our operating philosophy, as well as the increasing awareness of Carriage in the death care industry, has resulted in a number of attractive acquisition opportunities during the past few years. Concerns, however, regarding the financial stability and deteriorating fundamentals of the deathcare industry caused a decline in the prices that we were willing to pay for acquisition opportunities during 1999. We acquired 48 funeral homes and seven cemeteries for consideration of $159 million in 1998 and 17 funeral homes and 14 cemeteries for consideration of $45 million in 1999.

     Carriage was founded in 1991, incorporated in Delaware on December 29, 1993, and became a public reporting company in August, 1996. Our principal executive office is located at 1300 Post Oak Blvd., Suite 1500, Houston, Texas 77056, and our telephone number is (281) 556-7400.

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

     HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 23,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Approximately 25% of the 1999 United States death care industry revenues are represented by Carriage and the three largest publicly traded domestic death care companies.

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

     STABILITY. The death rates in the United States are relatively stable. The number of deaths in the United States has increased at a compounded rate of approximately 1% since 1980. While the death rate decreased in the range of 1% to 2% in each of the last three years, industry studies show that the average age of the population is increasing. Because of the relative stability, individual funeral home business failures are uncommon. As a result, ownership of funeral home and cemetery businesses generally has not experienced significant turnover and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

     CONSOLIDATION. Until 1999, the industry experienced a trend toward consolidation of independent death care operations with a few large, primarily publicly owned death care providers that sought to benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. The trend resulted principally from increased regulation, a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, a desire for liquidity, and the increasing competitive threat posed by the large death care providers. An active acquisition market for funeral homes and cemeteries provides a source of potential liquidity that was not as readily available to individual owners in the past. The consolidation trend has decelerated in recent months and the number of companies actively pursuing acquisitions has significantly declined. Some of the other consolidators are now facing financial difficulties as a result of paying too much for businesses that are not performing as they expected. We believe that this will create opportunities for us at some time in the future as prices and competition for individual acquisitions have declined.

     CLUSTERED OR COMBINED OPERATIONS. The death care industry has also witnessed a trend by companies to cluster their funeral home and cemetery operations. Clusters refer to funeral homes and/or cemeteries that are grouped together in a geographical region. Clusters provide a company with the ability to generate cost savings through the sharing of personnel, vehicles and other resources. Firms also are increasingly combining funeral home and cemetery operations at a single site to allow cross-marketing opportunities and for further cost reductions through shared resources. The ability to offer the full range of products and services at one location or to cluster funeral home and cemetery operations and cross-market the full range of death care services has proven to be a cost advantage which tends to increase the profitability of both the funeral home and cemetery.

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

     CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 25% of the United States burial market in 1999 and is projected at 26% for 2000, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation, historically, has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete death care package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

     Our business strategy for the near term is to build upon our reputation as a premier operating company and de-emphasize acquisition activities in order to generate the industry's highest free cash flow from operations as a percentage of revenue. We seek to achieve a balance between the need for superior overall corporate financial performance and the desire to promote higher levels of personalized service to client families.

OPERATING STRATEGY. Our operating strategy is focused on increasing the revenues and profitability of each operating location through a combination of personalized service and operating efficiencies. Key elements of our operating strategy include the following:

     REORGANIZATION OF OPERATIONS MANAGEMENT. Shortly before year-end 1999, we identified our businesses by level of profitability and strength of local management. We designed plans to make the best better and to identify specific skills and resources that the poorer performing locations needed. As a result, we have realigned our senior operations management structure and developed teams that can improve performance at all levels.

     RATIONALIZATION OF OUR PRENEED FUNERAL SALES PROGRAM. We have developed a high quality and productive preneed funeral sales program during the last three years that is expected to provide significant benefits for years into the future. This has not come, however, without significant costs. Preneed sales frequently require an upfront cash investment by the seller to fund commissions and promotional expenditures. Using market and product data that we developed internally, we recently revised our commission structure and have redirected our efforts toward only the markets that we truly believe will benefit from a preneed program.

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

     EMPLOYEE TRAINING. Beginning in late 1997, we made a significant commitment of financial and human resources to a company-wide training effort. The training is designed to improve the management of and communication among employees and to develop personalized service that will be of value to clients. In training employees to deliver personalized service, we emphasize employee listening and communication skills in working towards the goal of uniquely memorializing the life of an individual. We have completed the initial phase of this program and have been focusing on integrating the concepts and practices of our training program into our operations. In November 1998, we acquired the Sessions Consulting Group, Inc., which is the service training firm we previously employed to implement our training initiatives. Consistent with our Mission Statement and Guiding Principles, the Sessions Group is devoted to our growing executive development and services training needs by serving as a permanent platform for ongoing training of employees. We believe that this long-term investment in our employees will, over time, lead to increased market share, resulting in higher profitability.

     ENHANCED INFORMATION SYSTEMS. We utilize an integrated computer system linked to all of our funeral homes to monitor and access critical operating and financial data in order to analyze the performance of individual locations on a timely basis and institute corrective action if necessary. Initiatives are underway that will utilize the Internet as a medium to internally disseminate information between locations, and externally as a new way of memorialization.

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

     INCENTIVE COMPENSATION. We have established a compensation structure that is designed to create and maintain an ownership mentality to align overall compensation to our performance objectives. Local management is awarded meaningful cash bonuses and stock options or other rewards for achieving specified service, operational and financial performance objectives. We have also historically had a stock option program which awarded options to full-time employees based upon the performance of their local businesses. As a result, many management and full-time employees have the opportunity to increase their personal net worth through strong local and corporate performance.

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

ACQUISITION STRATEGY. Acquisition activities have virtually ceased throughout the deathcare industry, including Carriage Services, as the focus has changed to improving operating results. We believe that there will be special acquisition opportunities in the coming year as certain of the industry consolidators continue their restructuring. We intend to carefully explore those situations. We also believe that consolidation will continue to work in this industry, but only if acquisition prices are substantially lower than we experienced during the last few years. We will continue to pursue the acquisition of premier funeral homes that have a strong local market presence, as well as funeral homes in close proximity to our existing businesses but only when the price is within our new framework. In the meantime, we have restructured and reduced our corporate development department.

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

     We follow a disciplined approach to acquisitions utilizing specific operating and financial criteria. Carriage personnel develop pro forma financial statements for acquisition targets, reflecting estimates of revenue and costs under Carriage ownership, and then utilize such information to determine a purchase price that we believe is reasonable. We anticipate that the consideration for future acquisitions will consist of a combination of cash, deferred purchase price and possibly preferred equity. We also typically enter into management, consulting and non-competition agreements with former owners and key executive personnel of acquired businesses.

     A new growth strategy that we are pursuing is the management of large municipal cemeteries. We have identified several situations in which both the municipality and Carriage can benefit from such a partnering. Many municipalities are simply not in the business of operating their local cemeteries and, as a result, are losing money and not properly serving the local community. In certain situations, we believe, we can change that by putting a team in place that can operate the cemetery at a profit for Carriage and the municipality. This type of opportunity is expected to require very little capital.

     We have successfully executed our acquisition strategies since inception, as demonstrated in the table below:

                                                                   FUNERAL
                YEAR                        CONSIDERATION         HOMES(1)     CEMETERIES(2)
-------------------------------------   ----------------------    ---------    --------------
                                        (DOLLARS IN THOUSANDS)
1992.................................          $ 11,832               14              2
1993.................................            13,843               11              1
1994.................................             9,153                9              1
1995.................................            12,191                8              0
1996.................................            68,181               38              7
1997.................................           118,260               44             10
1998.................................           158,661               48              7
1999.................................            44,434               17             14
                                        ----------------------       ---             --
                                               $436,555              189             42
                                        ======================       ===             ==

------------

(1) Carriage subsequently sold seven of these funeral homes.

(2) Carriage subsequently sold one of these cemeteries.

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

     FUNERAL HOME OPERATIONS. As of December 31, 1999, Carriage operated 182 funeral homes in 30 states. Funeral home revenues accounted for approximately 80% and 74% of our net revenues for each of the years ended December 31, 1998 and 1999, respectively. The funeral home operations are managed by a team of experienced death care industry professionals.

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

     CEMETERY OPERATIONS. As of December 31, 1999, we operated 41 cemeteries in 16 states. Cemetery revenues accounted for approximately 20% and 26% of our net revenues for each of the years ended December 31, 1998 and 1999, respectively.

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

     In addition to preneed funeral contracts, we also offer "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit a family to avoid the emotional strain of making death care plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at-need sale.

     Beginning in the fourth quarter of 1996, experienced preneed marketing professionals were added at the national and regional levels. This investment in additional preneed marketing management allowed us to increase preneed sales at existing cemetery properties and positioned Carriage to more effectively integrate future cemetery acquisitions. As of December 31, 1999, we employed a staff of 405 advance planning representatives for the sale of preneed products and services, which represents an increase of 200% since December 31, 1996.

     Carriage sold 6,481 and 9,814 preneed funeral contracts in the years ended December 31, 1998 and 1999, respectively. At December 31, 1999, we had a backlog of 83,754 preneed funeral contracts to be delivered in the future. Preneed cemetery sales are usually financed through installment sales contracts, generally with terms of five years. Preneed sales of cemetery interment rights and other related services and merchandise are recorded as revenue when the contract is signed, with concurrent recognition of related costs. We always receive an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience.

     Preneed cemetery sales represented approximately 73% and 74% of Carriage's net cemetery revenues for the years ended December 31, 1998 and 1999, respectively.

COMPETITION

     The operating and acquisition environment in the death care industry has been highly competitive. Our publicly traded competitors are Service Corporation International, The Loewen Group, Inc. and Stewart Enterprises, Inc. In addition, a number of smaller companies have been active in acquiring funeral homes and cemeteries in recent years. However, as previously discussed, acquisition activity has virtually ceased as most of the large death care companies are currently restructuring as a result of high-priced and low-performing acquisitions that created financial difficulties. We want to be clear that no assurance can be given that we will be successful in expanding our operations through acquisitions or that funeral homes and cemeteries will be available at reasonable prices or on reasonable terms which we are prepared to accept.

     Our funeral home and cemetery operations generally face competition in the markets that they serve. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share. Due to the importance of reputation and heritage, market share increases are usually gained over a long period of time.

     We also face competition from companies that market products and related information over the Internet, as well as non-traditional casket stores in certain markets. While we have felt little impact from these competitors to date, we believe that the Internet will continue to grow as a medium through which consumers obtain information and make purchases. We are currently exploring partnering opportunities with people from outside of our industry to position Carriage as a major player in e-commerce death care products and services.

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

     PRENEED FUNERAL TRUSTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred from the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over the expected timing of the performance of the services related to the preneed funeral sales. Since we do not have access to the trust fund principal or earnings, the related assets and liabilities are not reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust and insurance contracts was approximately $179.6 million and $218.2 million as of December 31, 1998 and 1999, respectively.

     PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income earned is recognized in current revenues as trust earnings. These earnings are offset by any current period inflation costs accrued related to the merchandise and services that have not yet been provided. Liabilities for undelivered cemetery merchandise and services, including accruals for inflation increases, are reflected in the balance sheet net of the merchandise and service trust balance. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $18.6 million and $33.0 million as of December 31, 1998 and 1999, respectively.

     PERPETUAL CARE TRUSTS. In certain states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income earned is recognized in current revenues as trust earnings. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balances is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $21.7 million and $30.1 million as of December 31, 1998 and 1999, respectively.

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

EMPLOYEES

     As of December 31, 1999, Carriage and its subsidiaries employed 1420 full-time employees, 944 part-time employees and 405 advance planning representatives. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

ITEM 2.  PROPERTIES

     At December 31, 1999, we operated 182 funeral homes and 41 cemeteries in 31 states. Carriage owns the real estate and buildings of 76% of its funeral homes and all of its cemeteries and leases facilities in connection with 24% of its funeral homes. The 31 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 106,000 and 129,000 at December 31, 1998 and 1999, respectively. In addition, approximately 754 acres, are available for future development. We do not anticipate any shortage of available space in any of our current cemeteries for the foreseeable future.

     The following table sets forth certain information as of December 31, 1999, regarding Carriage's funeral homes and cemeteries by state:

                                              NUMBER OF
                                            FUNERAL HOMES
                                        ----------------------
                STATE                   OWNED       LEASED(1)       CEMETERIES
-------------------------------------   ------      ----------      -----------
Alabama..............................       2            0                0
California...........................      18            2                4
Connecticut..........................       6            4                0
Florida..............................       7            4                9
Georgia..............................       3(3)         4                1
Idaho................................       6(2)         2                3
Illinois.............................       0            6                1
Indiana..............................       3(2)         3                2
Iowa.................................       4            0                0
Kansas...............................       8            0                0
Kentucky.............................      11            4                1
Maryland.............................       0            1                0
Massachusetts........................       7            0                0
Michigan.............................       4            2                0
Missouri.............................       0            1                0
Montana..............................       1            0                0
Nevada...............................       2(3)         0                2
New Jersey...........................       3            2                0
New Mexico...........................       1            0                0
New York.............................       3            1                0
North Carolina.......................       1            1                1
Ohio.................................      13            3                1
Oklahoma.............................       1(2)         0                1
Oregon...............................       0            0                1
Rhode Island.........................       4            0                0
South Carolina.......................       4            0                4
Tennessee............................       5            1                3
Texas................................      13(3)         1                6
Virginia.............................       4            1                1
Washington...........................       3            1                0
West Virginia........................       1            0                0
                                        ------          --               --
Total................................     138           44               41
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

     Carriage's corporate headquarters occupy approximately 34,000 square feet of leased office space in Houston, Texas.

     At December 31, 1999, we operated 760 vehicles, of which 753 we owned and 7 we leased.

     The specialized nature of our business requires that our facilities be well-maintained. Management believes that this standard is met.

ITEM 3.  LEGAL PROCEEDINGS

     Suzanne T. Hoeffner, et al. v. Estate of Allan Kenneth Vieira, et al. Certain of the funeral homes located in California that we acquired in early 1997, along with other death care providers, are defendants in litigation, filed in August 1997 in the Superior Court of Sacramento County, California. The plaintiffs in the litigation alleged that a flight service contracted to dispose of cremains failed to properly carry out its duties, and sought injunctive relief regarding disposition of the cremains and monetary damages. The litigation was settled subsequent to December 31, 1999. The settlement amount awarded was fully covered by Carriage's insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Carriage's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CSV". From August 9, 1996 to May 8, 1998, the Class A Common Stock was traded in the over-the-counter market and quoted on the NASDAQ National Market under the symbol "CRSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange and the NASDAQ National Market:

                1998                     HIGH         LOW
-------------------------------------   ------       ------
First Quarter........................   $24.00       $16.00
Second Quarter.......................   $26.25       $21.00
Third Quarter........................   $27.25       $19.50
Fourth Quarter.......................   $28.75       $19.8125

                1999
-------------------------------------
First Quarter........................   $29.25       $13.125
Second Quarter.......................   $23.00       $15.188
Third Quarter........................   $19.00       $ 7.75
Fourth Quarter.......................   $ 8.375      $ 4.625

     As of March 15, 2000, there were 14,071,101 shares of Carriage's Class A Common Stock and 1,905,662 shares of the Class B Common Stock outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of Common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 230 stockholders of record. We believe there are approximately 3,800 beneficial owners of the Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1995       1996       1997       1998       1999
                                       ---------  ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Revenue, net:
Funeral..............................  $  22,661  $  37,445  $  64,888  $  92,965  $ 125,264
Cemetery.............................      1,576      2,903     12,533     23,876     43,203
                                       ---------  ---------  ---------  ---------  ---------
Total net revenues...................     24,237     40,348     77,421    116,841    168,467
                                       ---------  ---------  ---------  ---------  ---------
Gross profit:
Funeral..............................      3,740      6,804     16,484     28,036     35,539
Cemetery.............................        250        362      2,899      6,288     10,945
                                       ---------  ---------  ---------  ---------  ---------
Total gross profit...................      3,990      7,166     19,383     34,324     46,484
General and administrative expense...      2,106      2,474      5,277      7,581      9,265
Special compensation charge..........         --         --         --         --      2,500
                                       ---------  ---------  ---------  ---------  ---------
Operating income.....................      1,884      4,692     14,106     26,743     34,719
Interest expense, net................     (3,684)    (4,347)    (5,889)    (9,720)   (17,358)
Settlement of litigation.............         --         --         --         --      2,000
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes....     (1,800)       345      8,217     17,023     19,361
Provision for income taxes...........        694        138      3,726      7,490      8,474
                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) before
  extraordinary item.................     (2,494)       207      4,491      9,533     10,887
Extraordinary item, net..............         --       (498)      (195)        --       (200)
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) after extraordinary
  item...............................     (2,494)      (291)     4,296      9,533     10,687
Preferred stock dividends............         --        622        890        606         93
                                       ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common
  stockholders.......................  $  (2,494) $    (913) $   3,406  $   8,927  $  10,594
                                       =========  =========  =========  =========  =========
Earnings (loss) per share
Basic:
Continuing operations................  $    (.99) $    (.09) $     .35  $     .67  $     .68
Extraordinary item...................         --       (.10)      (.02)        --       (.01)
                                       ---------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share......  $    (.99) $    (.19) $     .33  $     .67  $     .67
                                       =========  =========  =========  =========  =========
Diluted:
Continuing operations................  $    (.99) $    (.09) $     .34  $     .65  $     .67
Extraordinary item...................         --       (.10)      (.02)        --       (.01)
                                       ---------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share....  $    (.99) $    (.19) $     .32  $     .65  $     .66
                                       =========  =========  =========  =========  =========
Weighted average number of common and
  common equivalent shares
  outstanding:
Basic................................      2,520      4,869     10,226     13,315     15,875
                                       =========  =========  =========  =========  =========
Diluted..............................      2,520      4,869     10,485     13,808     16,136
                                       =========  =========  =========  =========  =========
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period.......         41         76        120        166        182
Cemeteries at end of period..........          3         10         20         27         41
Funeral services performed during
  period.............................      4,414      7,181     12,131     16,881     22,869
Preneed funeral contracts sold.......      2,610      3,760      4,020      6,481      9,814
Backlog of preneed funeral
  contracts..........................      8,676     22,925     34,797     57,185     83,754
Depreciation and amortization........  $   1,948  $   3,629  $   7,809  $  11,444  $  16,992

BALANCE SHEET DATA:
Working capital......................  $   6,472  $   5,089  $   5,823  $  11,564  $  22,185
Total assets.........................     61,746    131,308    277,940    466,144    539,590
Long-term debt, net of current
  maturities.........................     42,057     42,733    121,553    212,972    178,942
Redeemable preferred stock...........                17,251     13,951      1,673     91,026
Shareholders' equity.................  $   9,151  $  57,043  $  98,565  $ 200,394  $ 212,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Carriage is a leading provider of death care services and products in the United States. Our focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions. That focus has resulted in a successful track record of growth from attractive acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. The operating focus for 1999 included institutionalizing internal training, internal growth, and making quality initiatives introduced in 1998 an integral part of the culture. In 2000, the operating focus is expanding to include increasing operating cash flow and growth through strategies that do not require investment of new capital.

     The objective of these goals was to expand our infrastructure and stability as we continued to pursue consolidation opportunities in the death care industry.

     Income from operations, which we define as earnings before interest and income taxes, increased, as a percentage of net revenues, from 18.2% for 1997 to 22.9% for 1998 and decreased to 20.6% in 1999, primarily due to a special compensation charge totaling $2.5 million in the fourth quarter for 1999. Income from operations for the year ended December 31, 1999 increased 29.8% compared to the same period in 1998. This improvement was largely due to acquisition of new locations. Gross margins for funeral homes increased from 25.4% in 1997 to 30.2% in 1998 and decreased to 28.4% in 1999. During 1999, we increased the number of cemeteries we owned by 50 percent. As a percentage of cemetery net revenues, cemetery gross profit increased from 23.1% in 1997 to 26.3% in 1998 and decreased to 25.3% in 1999.

     We have experienced significant growth since the end of 1995 when we owned 44 facilities. We acquired 54 facilities in 1997, 55 facilities in 1998 and 31 facilities in 1999. In a deliberate and managed process, we increased personnel and related infrastructure as a function of the increase in our revenue run-rate. As a consequence, general and administrative expenses increased from $2.1 million in 1995, to $2.5 million in 1996, to $5.3 million in 1997 to $7.6 million in 1998 and to $9.3 million in 1999, excluding the special compensation charge. However, general and administrative expenses, as a percentage of revenues over these periods, were 8.7% in 1995, 6.1% in 1996, 6.8% in 1997, 6.5% in 1998 and 5.5% in 1999, exclusive of the special compensation charge. The additional personnel filled critical roles in expanding the geographic coverage of both operations and preneed sales and marketing activities, as well as the financial, data processing and administrative functions needed to support the growing number of locations operating in a decentralized management fashion with timely financial and management information. During this time we restructured and expanded the prearranged funeral and cemetery sales organization significantly.

     During 1997, we acquired 44 funeral homes and ten cemeteries for an aggregate consideration of approximately $118 million. We acquired 48 funeral homes and seven cemeteries during 1998 for approximately $159 million. During 1999, we acquired 17 funeral homes and 14 cemeteries for an aggregate consideration of approximately $45 million. We funded these acquisitions through cash flow from operations, additional borrowings under our credit facilities and issuance of preferred and common stock. During 1999, we reduced the price we were willing to pay for businesses as compared to the two most recent years, which has resulted in a decline in acquisitions and related spending for 1999.

     One consequence of our rapid growth through acquisitions in recent years is a relatively high level of non-cash depreciation and amortization expense. For the years ended December 31, 1998 and 1999, depreciation and amortization expense as a percentage of net revenues was approximately 10%. We believe that this percentage was higher than others in the industry as most of our acquisitions have occurred during the past three years and have been primarily comprised of funeral homes (as compared to cemeteries which have a large nondepreciable land component). Because all of our properties have been acquired in these types of transactions in the past few years, the non-cash charges related to purchase price allocations resulting from these acquisitions have had a significant impact on our reported net income.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
Total revenues, net..................      100.0%     100.0%     100.0%
Total gross profit...................       25.0       29.4       27.6
General and administrative
  expenses...........................        6.8        6.5        7.0
Operating income.....................       18.2       22.9       20.6
Interest expense, net................        7.6        8.3       10.3
Net income before extraordinary
  item...............................        5.8        8.2        6.5

     The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                          ---        ---        ---
Funeral homes at beginning of
  period.............................         76        120        166
Acquisitions.........................         44         48         17
Divestitures.........................         --          2          1
                                             ---        ---        ---
Funeral homes at end of period.......        120        166        182
                                             ===        ===        ===
Cemeteries at beginning of period....         10         20         27
Acquisitions.........................         10          7         14
Divestitures.........................         --         --         --
                                             ---        ---        ---
Cemeteries at end of period..........         20         27         41
                                             ===        ===        ===

     The following is a discussion of Carriage's results of operations for 1997, 1998 and 1999. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each year being compared are referred to as "existing operations." Operations acquired or opened during either year being compared are referred to as "acquired operations."

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Funeral Home Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 1998 and 1999:

                                            YEAR ENDED
                                           DECEMBER 31,              CHANGE
                                       ---------------------  ---------------------
                                         1998        1999      AMOUNT      PERCENT
                                       ---------  ----------  ---------    --------
                                                  (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  79,954  $   82,993  $   3,039        3.8%
     Acquired operations.............     13,011      42,271     29,260          *
                                       ---------  ----------  ---------
          Total net revenues.........  $  92,965  $  125,264  $  32,299       34.7%
                                       =========  ==========  =========
Gross profit:
     Existing operations.............  $  23,767  $   23,387  $    (380)     (1.6)%
     Acquired operations.............      4,269      12,152      7,883          *
                                       ---------  ----------  ---------
          Total gross profit.........  $  28,036  $   35,539  $   7,503       26.8%
                                       =========  ==========  =========
* Not meaningful

     Due to the Carriage's rapid growth, existing operations represented only 66% of the total funeral revenues and only 66% of the total funeral gross profit for the year ended December 31, 1999. Total funeral net revenues for the year ended December 31, 1999, increased $32.3 million or 34.7% over 1998. The higher net revenues reflect an increase of $29.3 million in net revenues from acquired operations and an increase in net revenues of $3.0 million or 3.8% from existing operations. There was a 2.6% increase in the average revenue per funeral service for existing operations, and a 1.2% increase in the number of funeral services being performed.

     Total funeral gross profit for the year ended December 31, 1999, increased $7.5 million or 26.8% over 1998. The higher total gross profit reflected an increase of $7.9 million from acquired operations and a slight decrease from existing operations. Gross profit for existing operations decreased primarily due to the increase in the percent of funeral services which involved cremations compared to the prior year, as well as a higher portion of incentive compensation payable in cash rather than in stock options. Total gross margin decreased from 30.2% for 1998 to 28.4% for 1999.

     Cemetery Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 1998 and 1999:

                                            YEAR ENDED
                                           DECEMBER 31,               CHANGE
                                       --------------------    --------------------
                                         1998       1999       AMOUNT      PERCENT
                                       ---------  ---------    -------     --------
                                                  (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  20,518  $  20,760    $   242         1.2%
     Acquired operations.............      3,358     22,443     19,085           *
                                       ---------  ---------    -------
          Total net revenues.........  $  23,876  $  43,203    $19,327        80.9%
                                       =========  =========    =======
Gross profit:
     Existing operations.............  $   5,888  $   5,080    $  (808)      (13.7)%
     Acquired operations.............        400      5,865      5,465           *
                                       ---------  ---------    -------
          Total gross profit.........  $   6,288  $  10,945    $ 4,657        74.1%
                                       =========  =========    =======

------------

* Not meaningful

     Due to Carriage's rapid growth, existing operations represented approximately 48.1% of cemetery revenues and approximately 46.4% of cemetery gross profit for the year ended December 31, 1999.

     Total cemetery net revenues for the years ended December 31, 1999 increased $19.3 million or 80.9% over 1998 and total cemetery gross profit increased $4.7 million or 74.1% over 1998. The higher net revenues reflect an increase of $19.1 million in net revenues from acquired operations and moderate increase in revenues from existing operations. Total gross margin decreased slightly from 26.3% for the year ended December 31, 1998 to 25.3% for the year ended December 31, 1999. The decreases in gross margin was due primarily to our acquisition of 14 cemeteries during 1999, and increased preneed marketing expenditures.

     Other

     During 1999, the Board of Directors authorized new five-year contracts to the top executive officers to ensure continuity, maintain management's direction and focus, and therefore enhance long-term shareholder value. A special compensation charge in the amount of $2.5 million was recorded in general and administration expenses in connection with these new contracts.

     General and administrative expenses for the year ended December 31, 1999, increased $4.2 million or 55.2% over 1998. The increase was $1.7 million or 22.2% without the special compensation charge. As a percentage of net revenues, general and administrative expenses decreased, without including the special compensation charge, as the expenses were spread over a larger volume of revenue.

     Interest expense for the year ended December 31, 1999, increased $7.6 million over 1998 due to higher financing costs and interest rates and increased borrowings for acquisitions.

     All of the Series F redeemable preferred stock, or approximately $20 million, was converted to Class A common stock by December 31, 1998. Dividends on this preferred stock were four percent per annum. Preferred dividends of $606,000 and $93,000 were subtracted from net income in computing earnings for 1998 and 1999, attributable to common stockholders for purposes of computing basic and diluted earnings per common share.

The reduction in preferred stock dividends from 1998 to 1999 was due to conversions of preferred stock to common stock during the year.

     Carriage provided for income taxes on income before income taxes and extraordinary item at a combined state and federal tax rate of 44% and 43.8% for the years ended December 31, 1998 and 1999, respectively. Amortization of names and reputations related to certain acquisitions, which is nondeductible, is the primary cause of our effective rate exceeding the combined federal and state statutory income tax rates.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Funeral Home Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from funeral home operations during the years ended December 31, 1997 and 1998:

                                            YEAR ENDED
                                           DECEMBER 31,               CHANGE
                                       --------------------    --------------------
                                         1997       1998       AMOUNT      PERCENT
                                       ---------  ---------    -------     --------
                                                  (DOLLARS IN THOUSANDS)
Net revenues:
     Existing operations.............  $  47,082  $  48,092    $ 1,010        2.1%
     Acquired operations.............     17,806     44,873     27,067          *
                                       ---------  ---------    -------
          Total net revenues.........  $  64,888  $  92,965    $28,077       43.3%
                                       =========  =========    =======
Gross profit:
     Existing operations.............  $  10,881  $  13,752    $ 2,871       26.4%
     Acquired operations.............      5,603     14,284      8,681          *
                                       ---------  ---------    -------
          Total gross profit.........  $  16,484  $  28,036    $11,552       70.1%
                                       =========  =========    =======

------------

* Not meaningful.

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

     Total funeral gross profit for the year ended December 31, 1998, increased $11.6 million or 70.1% over 1997. The higher total gross profit reflected an increase of $8.7 million from acquired operations and an increase of $2.9 million or 26.4% from existing operations. Gross profit for existing operations increased due to the efficiencies gained by consolidation, cost savings, improved collections experience and the increasing effectiveness of our merchandising strategy. Total gross profit increased from 25.4% for 1997 to 30.2% for 1998 due to these factors.

     Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of Carriage from our cemetery operations for the years ended December 31, 1997 and 1998:

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

     Total cemetery net revenues for the years ended December 31, 1998 increased $11.3 million or 90.5% over 1997 and total cemetery gross profit increased $3.4 million or 116.9% over 1997. Total gross margin increased from 23.1% for the year ended December 31, 1997 to 26.3% for the year ended December 31, 1998. These increases were due primarily to our acquisition of 17 cemeteries during 1997 and 1998, and increased preneed marketing efforts.

     Other

     General and administrative expenses for the year ended December 31, 1998, increased $2.3 million or 43.7% over 1997 due primarily to the increased personnel expense necessary to support a higher rate of growth and acquisition activity. However, as a percentage of net revenues, general and administrative expenses decreased as the expenses were spread over a larger volume of revenue.

     Interest expense for the year ended December 31, 1998, increased $3.8 million over 1997 principally due to increased borrowings for acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $2.5 million at December 31, 1999, representing a decrease of $400,000 from December 31, 1998. For the year ended December 31, 1999, cash provided by operations was $17.0 million as compared to $11.9 million for the year ended December 31, 1998. The increase in cash provided by operations was principally due to increases in net income as adjusted for non-cash charges, which was partially offset by a net increase in the working capital accounts. The net increase in the working capital accounts was primarily related to requirements of acquisitions during the year. Cash used in investing activities was $66 million for the year ended December 31, 1999 compared to $159 million in 1998, primarily due to a slowing in the number of acquisitions in 1999 as compared to the number in 1998. In 1999, cash flow provided by financing activities amounted to approximately $49 million, primarily due to the net proceeds generated from the issuance of $110.0 million of senior notes and from the Company's sale of mandatorily redeemable convertible preferred securities, less repayments of long-term debt.

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

     Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of December 31, 1998 and 1999, we had 1,682,500 and 1,182,500, respectively of Series D

Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-.07 per share depending upon when such shares were issued. Commencing on August 8, 1998, Carriage may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, we must redeem all shares of Series D Preferred Stock, then outstanding, at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. During the twelve months ended December 31, 1999, holders of Series D Preferred Stock converted a total of 500,000 shares into 35,238 shares of Class A Common Stock.

     On December 31, 1998, all of the Series F Preferred Stock was converted into an aggregate of 722,250 shares of Class A Common Stock at the exercise price of $17 per share.

     At December 31, 1998, the Company had a credit facility with a group of banks for a $225 million revolving line of credit. During June 1999, the Company entered into a new credit facility for a $250 million revolving line of credit. On September 20, 1999, the Company amended the credit facility, increasing the amount available to $260 million. The credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires the Company to maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization (with redeemable preferred stock treated as equity). As of December 31, 1999, $50.1 million was outstanding under the credit facility and the Company's debt to total capitalization was 38 percent.

     During the twelve months ended December 31, 1999, the Company incurred approximately $16.4 million in capital expenditures, primarily related to constructing new funeral home facilities at a number of our locations. The Company believes that cash flow from operations and borrowings under the credit facility should be sufficient to fund any acquisitions and anticipated capital expenditures as well as other operating requirements. During 1999, the Company spent approximately $45 million for acquisitions. Acquisition spending during 2000 is anticipated to be significantly less than the amounts during either of the two preceding years, excluding the effect of any possible transactions that may occur with other corporate death care companies. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

POTENTIAL ACCOUNTING CHANGES

     In December 1999, the Securities and Exchange Commission (the
"Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the first fiscal quarter of the fiscal year beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any potential accounting changes are not expected to result in a material change in net cash flows, nor the amount of revenues we ultimately expect to realize.

     The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be reducing the period of amortization of Names and Reputations to a period that is less than 40 years.

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

YEAR 2000

     Our information systems management group is continually reviewing the management and accounting software packages for internal accounting and information requirements to keep pace with our continued growth. To address the Year 2000 issue, our program encompassed performing an inventory of our information technology and non-information technology systems, assessing the potential problem areas, testing the systems for Year 2000 readiness, and modifying systems that were not Year 2000 ready prior to December 31, 1999.

     The inventory and assessment for all of our core systems that are essential for business operations was completed by December 31, 1999. All of these core systems are believed to be Year 2000 compliant. As of December 31, 1999, management estimated that we had completed all of the work involved in modifying, replacing and testing the non-compliant hardware and software. The inventory and assessment phases for newly acquired businesses was performed during the acquisition process as part of our due diligence analysis.

     We also communicated with vendors, trustees and other third parties with which we conduct business to determine the extent to which those companies are addressing their Year 2000 compliance. To date, no significant third parties have informed us that any Year 2000 issue exists which would have a material effect on us.

     To date we have continued our business activities without interruption by a Year 2000 problem, we recognize the general uncertainty inherent in the Year 2000 issue, in part because of the uncertainty about the Year 2000 readiness of third parties. Under a "most likely worst case Year 2000 scenario," it may have been necessary for us to replace some suppliers, rearrange some work plans or even temporarily interrupt some normal business activities or operations. We have not experienced such circumstances nor any material adverse impact to our operations.

     Our total costs of becoming Year 2000 compliant were not significant to our financial position, results of operations or cash flows. As of December 31, 1999, we have spent approximately $100,000 related to Year 2000 compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

     Carriage is exposed to market risk primarily related to potential adverse changes in interest rates as discussed below. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques. We are not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.

     Carriage is currently exposed to market risk from changes in interest rates. Our variable rate long-term borrowings primarily consist of the $50 million outstanding under our $260 million floating rate line of credit maturing in 2004. Any change in the floating rate will cause a change in interest expense. We seek to minimize the risk that interest rates will increase by entering into interest rate swap transactions. As of December 31, 1999, we were engaged in three interest rate swaps in which we exchange the floating rate payments for fixed rate payments at 90-day intervals. The interest rate swaps have a combined notional amount of $50 million, mature in 2003, and have a weighted average fixed rate of 7.44% and a fair value of $2,182,000 at December 31, 1999. Any decrease in market interest rates, assuming all other things being equal, causes the fair value of our interest rate swaps to decrease. The remainder of Carriage's long-term debt and the leases consist of non-interest bearing notes and fixed rate instruments. Any increase in market interest rates causes the fair value of those liabilities to decrease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after the end of the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                        PAGE
                                        -----
Report of Independent Public
  Accountants........................     26
Consolidated Balance Sheets as of
  December 31, 1998 and 1999.........     27
Consolidated Statements of Income for
  the Years Ended December 31, 1997,
  1998 and 1999......................     28
Consolidated Statements of Changes in
  Stockholders' Equity for the Years
  Ended December 31, 1997, 1998 and
  1999...............................     29
Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1997, 1998 and 1999................     30
Notes to Consolidated Financial
  Statements.........................     31

(A) 2  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                        PAGE
                                        -----
Report of Independent Public
  Accountants on Financial Statement
  Schedule...........................     46
Financial Statement Schedule
  II -- Valuation and Qualifying
  Accounts...........................     47

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

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Amended and Restated Certificate of Incorporation, as amended, of the Company.
                          Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form
                          10-K for its fiscal year ended December 31, 1996.
           3.2       --   Certificate of Amendment dated May 9, 1996. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30,
                          1997.
           3.3       --   Certificate of Decrease, reducing the authorized Series D Preferred Stock. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.
           3.4       --   Certificate of Decrease, reducing the authorized Series F Preferred Stock. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.
           3.5       --   Amended and Restated Bylaws of the Company. Incorporated herein by reference to Exhibit
                          3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05545).
           4.1       --   Certificate of Elimination of Series F Preferred Stock. Incorporated by reference to
                          Exhibit 4.1 to the Company's Quarterly Report on Form 10Q for its fiscal quarter ended
                          June 30, 1999.
          =4.2       --   Certificate of Trust of Carriage Services Capital Trust. (4.6)
          =4.3       --   Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated as of
                          June 3, 1999, among Carriage Services, Inc. as Sponsor, Wilmington Trust Company as
                          Property Trustee, Wilmington Trust Company as Delaware Trustee, and Mark W. Duffey, Thomas
                          C. Livengood and Terry E. Sanford as Administrative Trustees. (4.7)
          =4.4       --   Indenture for the Convertible Junior Subordinated Debentures due 2029, dated as of June 3,
                          1999, amount Carriage Services, Inc. as Issuer, and Wilmington Trust Company as Indenture
                          Trustee. (4.8)

          =4.5       --   Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. (4.10)
          =4.6       --   Form of Carriage Services, Inc., Convertible Junior Subordinated Debentures due 2029.
                          (4.11)
          =4.7       --   Preferred Securities Guarantee, dated as of June 3, 1999, between Carriage Services, Inc., as Guarantor, and Wilmington Trust Company as Guarantee Trustee. (4.12)
          =4.8       --   Common Securities Guarantee, dated as of June 3, 1999, by Carriage Services, Inc. as
                          Guarantor. (4.13)
          =4.9       --   Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital
                          Trust. (4.14)
          *9.1       --   Termination of Voting Agreement, dated October 29, 1999. Terminating the Voting Agreement, as amended, among certain stockholders, dated August 8, 1996.
          10.1       --   Credit Agreement by and among the Company and Bank of America dated June 14, 1999.
                          Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10Q for
                          its fiscal quarter ended June 30, 1999.
         =10.2       --   Registration Rights Agreement, dated June 3, 1999, by and among Carriage Services Capital
                          Trust, Carriage Services, Inc., and Credit Suisse First Boston Corporation. (10.1)
          10.3       --   Amendment No. 1 to Credit Agreement by and among the Company and Bank of America, N.A., dated July 1, 1999. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10Q for its quarter ended September 30, 1999.
          10.4       --   Amendment No. 2 to Credit Agreement by and among the Company and Bank of America, N.A., dated September 20, 1999. Incorporated by reference to Exhibit 10.1 to the Company's
                          Quarterly Report on Form 10Q for its quarter ended September 30, 1999.
          10.5       --   Note Purchase Agreement, dated July 1, 1999, for $300 million in Senior Notes Issuable in
                          Series. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                          Form 10Q for its quarter ended September 30, 1999.
         #10.6       --   Amendment No. 2 to 1995 Stock Incentive Plan. (10.1)
         #10.7       --   Amendment No. 2 to 1996 Stock Option Plan. (10.2)
         #10.8       --   Amendment No. 1 to 1996 Directors' Stock Option Plan. (10.3)
         #10.9       --   Amendment No. 2 to 1995 Directors' Stock Option Plan. (10.4)
         -10.10      --   1998 Stock Option Plan for Consultants. (10.1)
        *+10.11      --   Employment agreement with Melvin C. Payne, dated November 8,1999.
        *+10.12      --   Employment agreement with Mark W. Duffey, dated November 8, 1999.
        *+10.13      --   Employment agreement with Thomas C. Livengood, dated November 8, 1999.
        *+10.14      --   Employment agreement with Russell W. Allen, dated November 8, 1999.
         *11.1       --   Statement regarding computation of per share earnings.
         *12         --   Calculation of Ratio of Earnings to Fixed Charges
         *21.1       --   Subsidiaries of the Company
         *27.1       --   Financial Data Schedule.

------------

(*) Filed herewith.

(+) Management contract or compensation plan.

(=) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-3 Registration Statement No. 333-84141.

(#) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-8 Registration Statement No. 333-85961.

(-) Incorporated by reference to the Exhibit number shown in parentheses to the registrant's Form S-8 Registration Statement No. 333-62593.

(B) REPORTS ON FORM 8-K

     Carriage filed a Current Report on Form 8-K on June 1, 1999, with respect to the private sale of $75 million of 7% Convertible Preferred Securities, Term Income Deferrable Equity Securities on June 3, 1999.

     Carriage filed a Current Report on Form 8-K on April 13, 1999, with respect to its acquisition of the operating assets and assumption of liabilities of nine cemeteries and five funeral homes from Service Corporation International, Inc., on March 30, 1999.

     Carriage filed a Current Report on Form 8-K on March 17, 2000, with respect to the revision to the Company's fourth quarter and full year earnings press release.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 23, 2000.

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

                      SIGNATURE                                         TITLE                         DATE
------------------------------------------------------  --------------------------------------   ---------------
                  /s/MELVIN C. PAYNE                    Chairman of the Board, Chief Executive   March 23, 2000
                   MELVIN C. PAYNE                        Officer and Director (Principal
                                                          Executive Officer)

                  /s/MARK W. DUFFEY                     President and Director                   March 23, 2000
                    MARK W. DUFFEY

                /s/THOMAS C. LIVENGOOD                  Executive Vice President, Chief          March 23, 2000
                 THOMAS C. LIVENGOOD                      Financial Officer and Secretary
                                                          (Principal Financial and Accounting
                                                          Officer)

                  /s/C. BYRON SNYDER                    Director                                 March 23, 2000
                   C. BYRON SNYDER

                /s/ROBERT D. LARRABEE                   Director                                 March 23, 2000
                  ROBERT D. LARRABEE

                 /s/VINCENT D. FOSTER                   Director                                 March 23, 2000
                  VINCENT D. FOSTER

                 /s/STUART W. STEDMAN                   Director                                 March 23, 2000
                  STUART W. STEDMAN

                /s/RONALD A. ERICKSON                   Director                                 March 23, 2000
                  RONALD A. ERICKSON

                  /s/MARK F. WILSON                     Director                                 March 23, 2000
                    MARK F. WILSON

                 /s/GREG M. BRUDNICKI                   Director                                 March 23, 2000
                  GREG M. BRUDNICKI

                            CARRIAGE SERVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Public Accountants............................     26

     Consolidated Balance Sheets as of December 31, 1998 and 1999........     27

     Consolidated Statements of Income for the Years Ended
      December 31, 1997, 1998 and 1999...................................     28

     Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 1997, 1998 and 1999...............     29

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1998 and 1999...................................     30

     Notes to Consolidated Financial Statements..........................     31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carriage Services, Inc.

     We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 2000, except with respect
to matters discussed in Note 6, litigation, as to which the date is
March 17, 2000

                            CARRIAGE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1999
                                       ----------  ----------
               ASSETS
Current assets:
  Cash and cash equivalents..........  $    2,892  $    2,517
  Accounts receivable --
     Trade, net of allowance for
     doubtful accounts of $3,435 in
     1998 and $6,058 in 1999.........      17,835      23,585
       Other.........................       3,696       4,941
                                       ----------  ----------
                                           21,531      28,526
  Inventories and other current
     assets..........................       7,457      13,302
                                       ----------  ----------
          Total current assets.......      31,880      44,345
                                       ----------  ----------
Property, plant and equipment, at
  cost:
  Land...............................      30,952      34,061
  Buildings and improvements.........      89,567     106,613
  Furniture and equipment............      21,988      29,923
                                       ----------  ----------
                                          142,507     170,597
  Less-accumulated depreciation......     (11,363)    (17,250)
                                       ----------  ----------
                                          131,144     153,347
Cemetery property, at cost...........      63,409      65,920
Names and reputations, net of
  accumulated amortization of $8,428
  in 1998 and $14,339 in 1999........     211,183     231,393
Deferred charges and other
  non-current assets.................      28,528      44,585
                                       ----------  ----------
          Total assets...............  $  466,144  $  539,590
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................  $    4,754  $    4,726
  Accrued liabilities................       9,168      11,938
  Current portion of long-term debt
     and obligations under capital
     leases..........................       6,394       5,496
                                       ----------  ----------
          Total current
            liabilities..............      20,316      22,160
Preneed liabilities, net.............      11,106       9,099
Long-term debt, net of current
  portion............................     212,972     178,942
Obligations under capital leases, net
  of current portion.................       3,209       3,333
Deferred income taxes................      16,474      23,021
                                       ----------  ----------
          Total liabilities..........     264,077     236,555
                                       ----------  ----------
Commitments and contingencies
Redeemable preferred stock...........       1,673       1,172
Company obligated mandatorily
  redeemable convertible preferred
  securities
  of Carriage Services Capital Trust           --      89,854
Stockholders' equity:
  Class A Common Stock, $.01 par
     value; 40,000,000 shares
     authorized; 12,028,000 and
     13,912,000 issued and
     outstanding in 1998 and 1999,
     respectively....................         120         139
  Class B Common Stock; $.01 par
     value; 10,000,000 shares
     authorized; 3,779,000 and
     2,030,000 issued and outstanding
     in 1998 and 1999,
     respectively....................          38          20
  Contributed capital................     194,911     195,931
  Retained earnings                         5,325      15,919
                                       ----------  ----------
          Total stockholders'
            equity...................     200,394     212,009
                                       ----------  ----------
          Total liabilities and
            stockholders' equity.....  $  466,144  $  539,590
                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                         1997        1998        1999
                                       ---------  ----------  ----------
Revenues, net
  Funeral............................  $  64,888  $   92,965  $  125,264
  Cemetery...........................     12,533      23,876      43,203
                                       ---------  ----------  ----------
                                          77,421     116,841     168,467
Costs and expenses
  Funeral............................     48,404      64,929      89,725
  Cemetery...........................      9,634      17,588      32,258
                                       ---------  ----------  ----------
                                          58,038      82,517     121,983
                                       ---------  ----------  ----------
  Gross profit.......................     19,383      34,324      46,484
General and administrative
  expenses...........................      5,277       7,581       9,265
Special compensation charge..........         --          --       2,500
                                       ---------  ----------  ----------
  Operating income...................     14,106      26,743      34,719
Interest expense, net................     (5,889)     (9,720)    (13,566)
Financing costs of company-obligated
 mandatorily redeemable convertible
 preferred securities of Carriage
 Services Capital Trust..............         --          --      (3,792)
Settlement of litigation.............         --          --       2,000
                                       ---------  ----------  ----------
  Income before income taxes and
     extraordinary item..............      8,217      17,023      19,361
Provision for income taxes...........      3,726       7,490       8,474
                                       ---------  ----------  ----------
  Net income before extraordinary
     item............................      4,491       9,533      10,887
Extraordinary item -- loss on early
 extinguishment of debt, net of
 income tax benefit of $159 in 1997
 and $151 in 1999....................       (195)         --        (200)
                                       ---------  ----------  ----------
  Net income.........................      4,296       9,533      10,687
Preferred stock dividend
  requirements.......................        890         606          93
                                       ---------  ----------  ----------
  Net income available to common
     stockholders....................  $   3,406  $    8,927  $   10,594
                                       =========  ==========  ==========
Basic earnings per share:
  Net income before extraordinary
     item............................  $     .35  $      .67  $      .68
  Extraordinary item.................       (.02)         --        (.01)
                                       ---------  ----------  ----------
  Net Income.........................  $     .33  $      .67  $      .67
                                       =========  ==========  ==========
Diluted earnings per share:
  Net income before extraordinary
     item............................  $     .34  $      .65  $      .67
  Extraordinary item.................       (.02)         --        (.01)
                                       ---------  ----------  ----------
  Net Income.........................  $     .32  $      .65  $      .66
                                       =========  ==========  ==========
Weighted average number of common and
 common equivalent shares outstanding
  Basic..............................     10,226      13,315      15,875
                                       =========  ==========  ==========
  Diluted............................     10,485      13,808      16,136
                                       =========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              RETAINED
                                                   COMMON     CONTRIBUTED     EARNINGS
                                        SHARES      STOCK       CAPITAL       (DEFICIT)     TOTAL
                                       ---------   -------    ------------    ---------   ----------
BALANCE -- DECEMBER 31, 1996.........      8,492       85         63,966         (7,008)      57,043
Net -- income 1997...................         --       --             --          4,296        4,296
Issuance of common stock.............        978       10         14,714             --       14,724
Conversion of redeemable preferred
  stock to common stock..............      1,658       16         23,276             --       23,292
Purchase of treasury stock...........         (3)      --            (60)            --          (60)
Exercise of stock options............         20       --            160             --          160
Preferred stock dividends............         --       --             --           (890)        (890)
                                       ---------   -------    ------------    ---------   ----------

BALANCE -- DECEMBER 31, 1997.........     11,145      111        102,056         (3,602)      98,565
Net Income -- 1998...................         --       --             --          9,533        9,533
Issuance of Common Stock.............      3,943       40         81,339             --       81,379
Conversion of redeemable preferred
  stock to common stock..............        722        7         12,271             --       12,278
Purchase of treasury stock...........        (78)      (1)        (1,822)            --       (1,823)
Exercise of stock options............         75        1          1,067             --        1,068
Preferred stock dividends............         --       --             --           (606)        (606)
                                       ---------   -------    ------------    ---------   ----------

BALANCE -- DECEMBER 31, 1998.........     15,807      158        194,911          5,325      200,394
Net Income -- 1999...................         --       --             --         10,687       10,687
Issuance of Common Stock.............         85        1            193             --          194
Conversion of redeemable preferred
  stock to common stock..............         35       --            500             --          500
Exercise of stock options............         15       --            780             --          780
Preferred stock dividends............         --       --             --            (93)         (93)
Other................................         --       --           (453)            --         (453)
                                       ---------   -------    ------------    ---------   ----------

BALANCE -- DECEMBER 31, 1999.........     15,942    $ 159       $195,931       $ 15,919   $  212,009
                                       =========   =======    ============    =========   ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                         1997        1998        1999
                                       ---------  ----------  ----------
Cash flows from operating activities:
  Net income.........................  $   4,296  $    9,533  $   10,687
  Adjustments to reconcile net income
    to net cash provided by operating
    activities --
    Depreciation and amortization....      7,809      11,444      16,992
    Provision for losses on accounts
      receivable.....................      1,025       1,670       3,977
    Loss on early extinguishment of
      debt, net of income taxes......        195          --         200
    Settlement of litigation.........         --          --      (2,000)
    Deferred income taxes............      2,230       1,732       7,068
                                       ---------  ----------  ----------
Cash flows from operating activities
 before changes in working capital
 accounts............................     15,555      24,379      36,924
  Changes in assets and liabilities,
    net of effects from acquisitions:
    (Increase) in accounts
      receivable.....................     (4,747)    (10,959)    (11,484)
    (Increase) in inventories and
      other current assets...........     (1,223)       (726)     (4,422)
    Decrease (increase) in other
      deferred charges...............          8        (662)     (1,243)
    Increase (decrease) in accounts
      payable........................      1,168       1,869      (1,727)
    Increase (decrease) in accrued
      liabilities....................        422        (528)      3,382
    Increase (decrease) in preneed
      liabilities....................        370      (1,509)     (4,475)
                                       ---------  ----------  ----------
      Net cash provided by operating
         activities..................     11,553      11,864      16,955
Cash flows from investing activities:
  Prearranged funeral costs..........     (1,892)     (5,239)     (7,570)
  Acquisitions, net of cash
    acquired.........................    (65,607)   (136,389)    (41,715)
  Purchase of cemetery property......       (518)       (797)     (1,071)
  Purchase of property, plant and
    equipment........................     (8,645)    (16,301)    (16,355)
                                       ---------  ----------  ----------
      Net cash used in investing
         activities..................    (76,662)   (158,726)    (66,711)
Cash flows from financing activities:
  Proceeds from long-term debt.......     79,300     129,330     142,058
  Payments on long-term debt and
    obligations under capital
    leases...........................     (9,196)    (52,942)   (181,323)
  Proceeds from issuance of common
    stock............................        566      68,922         194
  Proceeds from issuance of
    company-obligated mandatorily
    redeemable convertible preferred
    securities.......................         --          --      89,854
  Preferred stock dividends..........       (890)       (606)        (93)
  Exercise of stock options..........        160       1,068         780
  Purchase of treasury stock.........        (60)     (1,771)         --
  Payment of deferred debt charges
    and other........................       (357)       (373)     (2,089)
                                       ---------  ----------  ----------
      Net cash provided by financing
         activities..................     69,523     143,628      49,381
Net increase (decrease) in cash and
  cash equivalents...................      4,414      (3,234)       (375)
Cash and cash equivalents at
  beginning of year..................      1,712       6,126       2,892
                                       ---------  ----------  ----------
Cash and cash equivalents at end of
  year...............................  $   6,126  $    2,892  $    2,517
                                       =========  ==========  ==========
Supplemental disclosure of cash flow
  information:
  Cash paid for interest.............  $   5,477  $    9,879  $   15,996
                                       =========  ==========  ==========
  Cash paid for income taxes.........  $   1,385  $    5,641  $    8,002
                                       =========  ==========  ==========
  Non-cash consideration for
    acquisitions.....................  $  52,653  $   23,810  $    2,774
                                       =========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                            CARRIAGE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Carriage Services, Inc. was founded in 1991 and incorporated under the laws of the State of Delaware on December 29, 1993. We own and operate funeral homes and cemeteries throughout the United States. We provide professional services related to funerals and interments at our funeral homes and cemeteries. Prearranged funerals and preneed cemetery property are marketed in the geographic markets served by Carriage's locations.

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

FUNERAL AND CEMETERY OPERATIONS

     We record the sales of funeral merchandise and services upon performance of the funeral service. All sales of cemetery interment rights, together with associated merchandise and services, are recorded at the time contracts are signed. Costs related to the sales of interment rights include property and other costs related to cemetery development activities which are charged to operations using the specific identification method. The cost for cemetery merchandise and services sold, but not yet provided, is accrued as an expense at the same time the cemetery revenue is recognized. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of Carriage. Accounts receivable-trade, net consists of approximately $10,016,000 and $11,700,000 of funeral receivables and approximately $7,819,000 and $11,885,000 of current cemetery receivables at December 31, 1998 and 1999, respectively. Non-current cemetery receivables, those payable after one year, are included in Deferred Charges and Other Non-current Assets on the Consolidated Balance Sheets. The non-current cemetery accounts receivable balances were approximately $15,058,000 and $22,402,000 at December 31, 1998 and 1999, respectively (see Note 3).

PRENEED FUNERAL ARRANGEMENTS

     Preneed funeral sales are affected by deposits to a trust or purchase of a third-party insurance product. The sale is not recorded until the service is performed. The trust fund and insurance product assets and related liabilities are, likewise, not reflected on the Consolidated Balance Sheets. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed in order to offset inflation in cost to provide the service in the future. The preneed insurance products totaled approximately $95,637,000 and $106,266,000 and the preneed funeral trust assets were approximately $83,952,000 and $111,902,000 at December 31, 1998 and 1999, respectively, which in the opinion of management, exceed the future obligations under such arrangements. The type of instruments that the trusts may invest in are regulated by state agencies.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements:

                                        HISTORICAL        UNREALIZED
                                        COST BASIS       GAIN (LOSS)       FAIR VALUE
                                        -----------      ------------      ----------
                                                       (IN THOUSANDS)
As of December 31, 1998:
     Cash and cash equivalents.......    $  38,777          $   --          $ 38,777
     Fixed income investment
       contracts.....................       16,531              --            16,531
     Mutual funds and stocks.........       15,854             862            16,716
     Annuities.......................       11,928              --            11,928
                                        -----------      ------------      ----------
          Total......................    $  83,090          $  862          $ 83,952
                                        -----------      ------------      ----------
As of December 31, 1999:
     Cash and cash equivalents.......    $  37,979          $   --          $ 37,979
     Fixed income investment
       contracts.....................       30,696              --            30,696
     Mutual funds and stocks.........       17,684           1,050            18,734
     Annuities.......................       24,493              --            24,493
                                        -----------      ------------      ----------
          Total......................    $ 110,852          $1,050          $111,902
                                        -----------      ------------      ----------

CEMETERY MERCHANDISE AND SERVICE TRUST

     Carriage is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by us upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recognized in current revenues as trust earnings accrue, net of current period inflation costs recognized related to the merchandise that has not yet been purchased. Merchandise and service trust fund balances, in the aggregate, were approximately $18,578,000 and $33,043,000 at December 31, 1998 and 1999, respectively, and are included in Preneed Liabilities, net on the accompanying Consolidated Balance Sheets.

PERPETUAL AND MEMORIAL CARE TRUST

     In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue upon distribution. The perpetual and memorial care trust assets were approximately $21,659,000 and $30,103,000 at December 31, 1998 and 1999, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. We do not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying Consolidated Balance Sheets.

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

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

DERIVATIVE FINANCIAL SECURITIES

     We enter into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. Our current accounting practice does not provide that interest rate swaps are recognized on the consolidated balance sheets. The differential paid or received is recognized as an adjustment to interest expense. We do not hold or issue financial instruments for trading purposes.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, and as amended by Financial Accounting Standards Board Statement No. 137, effective for years beginning after June 15, 2000, requires derivatives to be recorded in the balance sheet as an asset or liability measured at its fair value, with changes in the derivatives fair value recognized currently in earnings unless specific hedge accounting criteria are met. We expect to adopt SFAS No. 133 in the first quarterly filing in 2001 and are currently evaluating the impact of such adoption on our consolidated financial statements. We believe that the effect of adoption will be dependent on how dramatically and in which direction interest rates change in the future.

INVENTORY

     Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

NAMES AND REPUTATIONS

     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Names and Reputations. Such amounts are amortized over 40 years using the straight-line method. Many of our acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. We review the carrying value of Names and Reputations at least quarterly on a location-by-location basis to determine if facts and circumstances exist which would suggest that this intangible asset might be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment is probable, we will prepare a projection of the undiscounted cash flows of the location and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value. At December 31, 1999, no impairment was deemed to have occurred.

     The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be reducing the period of amortization of Names and Reputations to a period that is less than 40 years.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was $498,000 and $697,000 in 1998 and 1999, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

                                         YEARS
                                        --------
Buildings and improvements...........   15 to 40
Furniture and fixtures...............    7 to 10
Machinery and equipment..............    5 to 10
Automobiles..........................     5 to 7

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INCOME TAXES

     Carriage Services, Inc. and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.

COMPUTATION OF EARNINGS PER COMMON SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible preferred stock (see Note 10).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that carrying value approximates fair value for cash and cash equivalents. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of our the fixed rate debt and redeemable preferred stock approximates fair value.

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

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130, effective for years beginning after December 15, 1997, requires reporting comprehensive income and its components in financial statements. Carrriage has no comprehensive income to report for 1998 and 1999.

BUSINESS SEGMENTS

     In 1998, we adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. We restated segment data for 1997 on a basis consistent with that in 1998 and 1999.

REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission (the
"Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the first fiscal quarter of the fiscal year beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any potential accounting changes are not expected to result in a material change in net cash flows, nor the amount of revenues we ultimately expect to realize.

2.  ACQUISITIONS

     During 1999, we acquired 17 funeral homes and 14 cemeteries through the purchase of stock and assets. In 1998, we acquired 48 funeral homes and seven cemeteries through the purchase of stock and assets. These

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

transactions have been accounted for utilizing the purchase method of accounting and the results of operations of the acquired businesses have been included in our results from the respective dates of acquisition.

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

     The effect of the above acquisitions on the Consolidated Balance Sheets at December 31, 1998 and 1999 was as follows:

                                          1998       1999
                                       ----------  ---------
                                          (IN THOUSANDS)
Current Assets.......................  $    8,225  $   8,347
Cemetery Property....................      29,899      4,214
Property, Plant and Equipment........      34,299     11,956
Deferred Charges and Other
  Non-current Assets.................       1,928      1,139
Names and Reputations................      92,504     26,225
Current Liabilities..................      (1,219)    (3,240)
Debt.................................      (1,166)    (1,684)
Other Liabilities....................      (3,468)    (2,468)
                                       ----------  ---------
                                          161,002     44,489
Consideration:
  Debt...............................     (10,965)    (2,774)
  Cash acquired in acquisitions......        (803)        --
  Common stock issued................     (12,845)        --
                                       ----------  ---------
     Cash used for acquisitions......  $  136,389  $  41,715
                                       ==========  =========

     The following table reflects, on an unaudited pro forma basis, the combined operations of Carriage and the businesses acquired during 1998 and 1999 as if such acquisitions had taken place at the beginning of 1998. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated, that have resulted since the respective dates of acquisition or that may result in the future.

                                          1998        1999
                                       ----------  ----------
                                         (UNAUDITED AND IN
                                             THOUSANDS)
Revenues, net........................  $  172,776  $  179,109
Income before income taxes and
  extraordinary item.................      17,363      19,567
Net income available to common
  stockholders.......................       9,117      10,625
Earnings per share
     Basic...........................         .68         .67
     Diluted.........................         .66         .66

     As a part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, we issued approximately 375,000 shares of Class A Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods ranging from one to three years. Should the stock not trade at

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

these levels, then we would makeup the difference by issuing additional shares or paying the seller additional cash during the years 2000 through 2002. The present value of these price guarantees has been recorded as part of the purchase price of these acquisitions.

3.  DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

     Deferred charges and other non-current assets at December 31, 1998 and 1999 were as follows (in thousands):

                                         1998       1999
                                       ---------  ---------
Agreements not to compete, net of
  accumulated amortization of $2,798
  and $3,535, respectively...........  $   4,888  $   4,928
Non-current cemetery and notes
  receivable.........................     15,084     23,006
Deferred obtaining costs, net of
  accumulated amortization of $787
  and $1,871, respectively...........      7,633     14,120
Other................................        923      2,531
                                       ---------  ---------
                                       $  28,528  $  44,585
                                       =========  =========

     The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt expense (included in "Other") is being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts.

4.  LONG-TERM DEBT AND RELATED DERIVATIVES

LONG-TERM DEBT

     Carriage's long-term debt consisted of the following at December 31 (in thousands):

                                          1998        1999
                                       ----------  ----------
Credit Facility, unsecured floating
  rate $260 million line, interest is
  due on a quarterly basis for prime
  borrowings and on the maturity
  dates of the LIBOR borrowings at
  the LIBOR rate plus 1.0% to 2.0%
  (weighted average interest rate was
  7.73% at December 31, 1999),
  matures in September, 2004.........  $  192,375  $   50,125
Senior Notes.........................          --     110,000
Acquisition debt.....................      18,034      17,956
Other................................       6,563       6,204
Less-current portion.................      (4,000)     (5,343)
                                       ----------  ----------
                                       $  212,972  $  178,942
                                       ==========  ==========

     Prior to December 31, 1998, Carriage had a credit facility with a group of banks for a $225 million revolving line of credit. During June 1999, we entered into a new credit facility for a $250 million revolving line of credit. In September 1999, we amended the credit facility, increasing the amount available to $260 million. The credit facility has a five year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires Carriage to maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. In connection with the repayment of debt in June 1999, we recognized an extraordinary loss of approximately $200,000, net of income tax benefit of approximately $151,000 for the write-off of the deferred loan costs associated with the early retirement of the debt.

     During July 1999, Carriage issued $110 million in senior debt notes and used the proceeds to reduce the amount outstanding under the our revolving line of credit. The notes are unsecured, mature in tranches of five, seven and nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

     The aggregate maturities of long-term debt for the year ended December 31, 2000 and for the subsequent four years are approximately $5,342,000, $3,078,000, $2,596,000, $2,502,000 and $75,272,000, respectively and $95,494,000 thereafter.

OFF BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

     We enter into interest rate swap agreements with financial institutions to manage interest costs. Interest on our debt is primarily floating. To manage the risk that interest rates will rise, we agree to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The following presents information for the interest rate swaps at December 31, 1999 (In thousands):

Notional amount......................  $  50,000
Weighted average fixed rate..........       7.44%
Maturity.............................       2003
Fair value...........................  $   2,182

5. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

     During June 1999, Carriage, through its wholly-owned subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage's Class A Common Stock at the equivalent conversion price of $20.4375 per share of Class A Common Stock. The securities mature in 2029 and are guaranteed on a subordinated basis by the Company. Distributions are payable quarterly, but may be deferred at our option for up to twenty consecutive quarters.

6.  COMMITMENTS AND CONTINGENCIES

LEASES

     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $1,886,000, $2,161,000 and $2,627,000 for 1997, 1998 and 1999, respectively.

     Assets acquired under capital leases are included in property, plant and equipment in the amount of $6,394,000 in 1998, and $6,445,000 in 1999, net of accumulated depreciation. Related obligations are included in current and long-term debt.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     At December 31, 1999 minimum lease payments were as follows:

                                        MINIMUM LEASE PAYMENTS
                                        -----------------------
                                        OPERATING      CAPITAL
                                         LEASES         LEASES
                                        ---------      --------
                                            (IN THOUSANDS)
Years ended December 31,
     2000............................    $ 2,032        $   403
     2001............................      1,345            381
     2002............................      1,280            375
     2003............................      1,180            363
     2004............................      1,014            367
Thereafter...........................      4,877          6,325
                                        ---------      --------
Total minimum lease payments.........    $11,728        $ 8,214
                                        =========
Less -- amount representing
  interest...........................                     4,728
Less -- current portion of
  obligations under capital leases...                       153
                                                       --------
Long-term obligations under capital
  leases.............................                   $ 3,333
                                                       ========

AGREEMENTS AND EMPLOYEE BENEFITS

     Carriage has entered into various employment agreements and agreements not to compete with former owners of businesses acquired. Payments for such agreements are not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years, are approximately $1,895,000, $1,599,000, $1,447,000, $1,464,000 and $1,260,000,
respectively and $1,935,000 thereafter. In addition, new five-year contracts were granted to the top executives during 1999. A special compensation charge in the amount of $2.5 million was recorded during 1999 in connection with these contracts. The aggregate minimum payments required under these contracts for the next five years are approximately $870,000 for the years 2000 through 2003 and $797,500 for 2004.

     We sponsor a defined contribution plan (401k) and an employee stock purchase plan for the benefit of our employees. The expense for these plans has not been significant for the periods presented. In addition, we do not offer any other post-retirement or post-employment benefits.

LITIGATION

     Certain of the funeral homes located in California that were acquired by Carriage in early 1997, along with other death care providers, have been defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. We, with the advice of legal counsel, have been of the opinion that there have been adequate insurance coverages, indemnities and reserves such that the results of this litigation would not have a material effect on our consolidated financial position or results of operations. Subsequent to December 31, 1999, the litigation was settled. The amount paid in the settlement was fully covered by the Company's insurance. As a result of the settlement, we have reduced the estimated liability previously recorded for the matter and credited Other Income in the amount of $2 million.

     Additionally, we are, from time to time, subject to routine litigation arising in the normal course of our business. We, with the advice of legal counsel, similarly believe that the results of any such routine litigation or other pending legal proceedings will not have a material effect on our consolidated financial position or results of operations.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.  INCOME TAXES

     The provision for income taxes for 1997, 1998 and 1999 consisted of:

                                         1997       1998       1999
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current:
     U. S. Federal...................  $   1,275  $   4,801  $     818
     State...........................        759        957        588
                                       ---------  ---------  ---------
          Total current provision....      2,034      5,758      1,406
                                       ---------  ---------  ---------
Deferred:
     U. S. Federal...................      1,564      1,197      6,061
     State...........................        128        535      1,007
                                       ---------  ---------  ---------
          Total deferred provision...      1,692      1,732      7,068
                                       ---------  ---------  ---------
          Total income tax
            provision................  $   3,726  $   7,490  $   8,474
                                       =========  =========  =========

     A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for 1997, 1998 and 1999 is as follows:

                                         1997       1998       1999
                                       ---------  ---------  ---------
Federal statutory rate...............       34.0%      35.0%      35.0%
Effect of state income taxes, net of
  federal benefit....................        5.3        4.8        4.8
Effect of non-deductible expenses and
  other, net.........................       15.9        4.8        3.5
Effect of valuation allowance........      (14.5)      (0.6)       0.5
Effect of change in statutory rate...        4.6         --         --
                                       ---------  ---------  ---------
                                            45.3%      44.0%      43.8%
                                       =========  =========  =========

     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1998 and 1999 were as follows:

                                          1998        1999
                                       ----------  ----------
                                           (IN THOUSANDS)
Deferred tax assets:
     Net operating loss
       carryforwards.................  $      389  $      920
     Reserves not currently
       deductible....................         350         350
     Accrued liabilities and other...         684         338
     Amortization of non-compete
       agreements....................       1,112       1,414
                                       ----------  ----------
                                            2,535       3,022
Valuation allowance..................        (174)       (523)
                                       ----------  ----------
     Total deferred tax assets.......  $    2,361  $    2,499
                                       ==========  ==========
Deferred tax liability:
     Amortization and depreciation...  $  (16,044) $  (18,550)
     Preneed assets, net.............      (2,011)     (6,536)
                                       ----------  ----------
          Total deferred tax
            liabilities..............  $  (18,055) $  (25,086)
                                       ==========  ==========
Net deferred tax liability...........  $  (15,694) $  (22,587)
                                       ==========  ==========
Current net deferred asset...........  $      780  $      434
Non-current net deferred liability...     (16,474)    (23,021)
                                       ----------  ----------
                                       $  (15,694) $  (22,587)
                                       ==========  ==========

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Carriage has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. We review the valuation allowance at the end of each quarter and make adjustments if it is determined that it is more likely than not that the NOLs will be realized. At December 31, 1999, we had approximately $13,129,000 of state NOL carryforwards that will expire between the years 2000 and 2019, if not utilized. Deferred tax liabilities were recorded during the year ended December 31, 1998, in the approximate amount of $1,746,000, and deferred tax assets were recorded during the year ended December 31, 1999, in the approximate amount of $176,000, with respect to purchase accounting transactions.

8.  STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

     Carriage has four stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the
1996 Stock Option Plan (the "1996 Plan"), the 1996 Directors' Stock Option
Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants
(the "Consultants' Plan").

     Options granted under the 1995 Plan have a ten-year term. All options granted under the 1995 Plan prior to the IPO vest immediately, while substantially all of those issued in conjunction with and after the IPO vest over a four-year period at 25% per year. Options issued under this plan, prior to Carriage's IPO, are satisfied with shares of Class B Common Stock, but options issued after that date are satisfied with shares of Class A Common Stock. A total of 1,450,000 shares are reserved for issuance under the 1995 Plan of which 399,000 shares were outstanding at December 31, 1999.

     Options granted under the 1996 Plan and the Directors' Plan have ten-year terms. A total of 1,300,000 shares of Class A Common Stock are reserved for issuance under the 1996 Plan and 350,000 shares of Class A Common Stock are reserved for issuance under the Directors' Plan. No shares were outstanding under the 1996 Plan and 15,000 shares were outstanding under the Directors' Plan at December 31, 1999.

     Options granted under the Consultants' Plan have ten-year terms and have vesting provisions that vary with the services to be performed by outside consultants. A total of 100,000 shares of Class A Common Stock are reserved under the Consultants' Plan, of which no shares were outstanding at December 31, 1999.

     During 1999, approximately 2,459,000 shares outstanding under these plans, including all outstanding options issued to executive officers and directors at that time, were voluntarily canceled by the holders.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     We account for stock options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income and income per share would have been the following pro forma amounts:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1998       1999
                                       ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                    DATA)
Net income available to common
  stockholders
  As reported........................  $   3,406  $   8,927  $  10,594
  Pro forma..........................      2,528      7,034      9,906
Net income per share available to
  common stockholders:
Basic
  As reported........................        .33        .67        .67
  Pro forma..........................        .25        .53        .62
Diluted
  As reported........................        .32        .65        .66
  Pro forma..........................        .24        .51        .61

     Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 1999 only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to the then fair market value of Carriage's Common Stock as determined by the Board of Directors.

     A summary of the status of the plans at December 31, 1998 and 1999 and changes during the year ended is presented in the table and narrative below:

                                                    YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                                1998                       1999
                                        ---------------------     ----------------------
                                        SHARES     WTD. AVG.      SHARES      WTD. AVG.
                                        (000)       EX PRICE       (000)       EX PRICE
                                        ------     ----------     -------     ----------
Outstanding at beginning of period...    1,100       $15.40         1,696       $16.73
Granted..............................      742        19.39         1,187        13.62
Exercised............................      (75)       14.55           (10)       12.79
Canceled.............................      (71)       19.90        (2,459)       15.52
                                        ------                    -------
Outstanding at end of year...........    1,696        16.73           414        15.30
                                        ------                    -------
Exercisable at end of year...........      511        16.76           147        15.70
                                        ------                    -------
Weighted average fair value of
  options granted....................   $ 8.05                    $  6.04

     All of the options outstanding at December 31, 1999 have exercise prices between $5.00 and $27.50, with a weighted average exercise price of $15.30 and a weighted average remaining contractual life of 8.1 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999, respectively: risk-free interest rates of 5.25% and 5.13%; expected dividend yield of 0% for each year; expected lives of five years; expected volatility of 35.0% and 42.0%.

EMPLOYEE STOCK PURCHASE PLAN

     Beginning in 1998, Carriage provided all employees the opportunity to purchase Class A Common Stock through payroll deductions. Purchases are made quarterly, the price is 85% of the lower of the price on the grant date or the purchase date. During 1998, employees purchased a total of 47,060 shares at a weighted average price

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of $16.68 per share. In 1999, employees purchased a total of 106,282 shares at a weighted average price of $8.99 per share.

9.  REDEEMABLE PREFERRED STOCK

     Carriage has 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which approximately 1,682,500 and 1,182,500 shares were issued and outstanding at December 31, 1998 and 1999, respectively. As of December 31, 1999, these shares can be converted into Class A Common Stock at a conversion price equal to the average market price for the ten days preceding the date of delivery of notice of conversion. At December 31, 1999, the conversion price was $5.038, yielding a total of 234,739 shares of Class B Common Stock that would be issuable upon conversion of the 1,182,500 shares. The holders of Series D Preferred Stock are entitled to receive preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly. Dividends are payable quarterly as long as the stock is outstanding. The Series D Preferred Stock is redeemable, in whole or in part, at the option of Carriage, at any time during the period commencing with the second anniversary of our IPO (August 8, 1998) and ending December 31, 2001. On December 31, 2001, we must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     On December 31, 1998, all of the shares of Series F Preferred Stock were converted into 722,250 shares of Class A Common Stock.

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  EARNINGS PER SHARE

     The following table sets forth the computation of the basic and diluted earnings per share for 1997, 1998 and 1999:

                                         1997       1998       1999
                                       ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                    DATA)
Numerator:
  Net income before extraordinary
     item............................  $   4,491  $   9,533  $  10,887
  Extraordinary item.................       (195)        --       (200)
                                       ---------  ---------  ---------
  Net income.........................      4,296      9,533     10,687
  Preferred stock dividends..........        890        606         93
                                       ---------  ---------  ---------
  Numerator for basic earnings per
     share -- net income available to
     common stockholders.............  $   3,406  $   8,927  $  10,594
                                       ---------  ---------  ---------
  Effect of dilutive securities:
     Preferred stock dividends.......         --         --         93
                                       ---------  ---------  ---------
  Numerator for diluted earnings per
     share -- net income available to
     common stockholders after
     assumed conversions.............  $   3,406  $   8,927  $  10,687
                                       ---------  ---------  ---------
Denominator:
  Denominator for basic earnings per
     share -- weighted average
     shares..........................     10,226     13,315     15,875
  Effect of dilutive securities:
     Series D convertible preferred
       stock.........................         --         --        235
     Stock options...................        259        493         26
                                       ---------  ---------  ---------
  Denominator for diluted earnings
     per share -- adjusted weighted
     average shares and assumed
     conversions.....................     10,485     13,808     16,136
                                       ---------  ---------  ---------
Basic earnings per share:
  Net income before extraordinary
     item............................  $     .35  $     .67  $     .68
  Extraordinary item.................       (.02)        --       (.01)
                                       ---------  ---------  ---------
  Net income.........................  $     .33  $     .67  $     .67
                                       =========  =========  =========
Diluted earnings per share:
  Net income before extraordinary
     item............................  $     .34  $     .65  $     .67
  Extraordinary item.................       (.02)        --       (.01)
                                       ---------  ---------  ---------
  Net income.........................  $     .32  $     .65  $     .66
                                       =========  =========  =========

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  MAJOR SEGMENTS OF BUSINESS

     Carriage conducts funeral and cemetery operations only in the United
States.

   (IN THOUSANDS, EXCEPT NUMBER OF
        OPERATING LOCATIONS)            FUNERAL       CEMETERY       CORPORATE       CONSOLIDATED
--------------------------------------------------------------------------------------------------
External revenues:
     1999............................   $125,264      $  43,203       $     --         $ 168,467
     1998............................     92,965         23,876             --           116,841
     1997............................     64,888         12,533             --            77,421
Profit and Loss:
     1999............................   $ 19,586      $   7,412       $(16,311)        $  10,687
     1998............................     15,700          3,521         (9,688)            9,533
     1997............................      8,690          1,565         (5,959)            4,296
Total assets:
     1999............................   $397,835      $ 130,650       $ 11,105         $ 539,590
     1998............................    351,996        107,973          6,175           466,144
     1997............................    212,284         54,320         11,336           277,940
Depreciation and amortization:
     1999............................   $ 12,525      $   3,562       $    905         $  16,992
     1998............................      8,750          2,157            537            11,444
     1997............................      5,450          1,455            904             7,809
Capital expenditures:
     1999............................   $ 20,035      $   4,699       $  3,355         $  28,089
     1998............................     43,921          4,793          2,026            50,740
     1997............................     34,858         34,653          2,758            72,269
Number of operating locations at year
  end:
     1999............................        182             41             --               223
     1998............................        166             27              2               195
     1997............................        120             20              1               141
Interest expense:
     1999............................   $  1,751      $     115       $ 15,942         $  17,358
     1998............................      1,388             69          8,263             9,720
     1997............................        596             37          5,256             5,889
Income tax expense (benefits):
     1999............................   $ 14,769      $   4,829       $(11,124)        $   8,474
     1998............................     12,336          2,767         (7,613)            7,490
     1997............................      7,198          1,297         (4,769)            3,726

                            CARRIAGE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1998 and 1999:

                                         FIRST     SECOND      THIRD     FOURTH
                                       ---------  ---------  ---------  ---------
                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
               1998(A)
Revenues, net........................  $  28,118  $  25,214  $  28,620  $  34,889
Gross profit.........................      8,787      6,998      7,313     11,226
Net income before extraordinary
  item...............................      2,646      1,803      1,643      3,441
Extraordinary item...................         --         --         --         --
Preferred stock dividend
  requirements.......................        150        151        153        152
Net income...........................      2,496      1,652      1,490      3,289
Basic earnings per common share:
  Continuing operations..............  $     .22  $     .13  $     .10  $     .22
  Extraordinary item.................         --         --         --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .22  $     .13  $     .10  $     .22
                                       ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Continuing operations..............  $     .22  $     .13  $     .10  $     .21
  Extraordinary item.................         --         --         --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .22  $     .13  $     .10  $     .21
                                       ---------  ---------  ---------  ---------
               1999(A)
Revenues, net........................  $  41,871  $  42,470  $  40,470  $  43,656
Gross profit.........................     13,625     11,668     10,038     11,153
Net income before extraordinary
  item...............................      4,377      3,097      1,737      1,676
Extraordinary item...................         --       (200)        --         --
Preferred stock dividend
  requirements.......................         29         27         22         15
Net income...........................      4,348      2,870      1,715      1,661
Basic earnings per common share:
  Continuing operations..............  $     .28  $     .19  $     .11  $     .10
  Extraordinary item.................         --       (.01)        --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .28  $     .18  $     .11  $     .10
                                       ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Continuing operations..............  $     .27  $     .19  $     .11  $     .10
  Extraordinary item.................         --       (.01)        --         --
                                       ---------  ---------  ---------  ---------
  Net income.........................  $     .27  $     .18  $     .11  $     .10
                                       ---------  ---------  ---------  ---------

------------

(a) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to stock transactions which occurred during the periods presented.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 8, 2000, except with respect to matters discussed in Note 6 as to which the date is March 17, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV,
Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 2000, except with respect
to matters discussed in Note 6, litigation, as to which the date is
March 17, 2000

                            CARRIAGE SERVICES, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                         BALANCE                     CHARGED TO                 BALANCE
                                        BEGINNING     ACQUISITION    COSTS AND                   END OF
             DESCRIPTION                 OF YEAR       RESERVES       EXPENSES     DEDUCTION      YEAR
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Allowance for bad debts and
     contract cancellations..........     $  530                       $1,025       $   264      $1,291
  Litigation Reserves................                   $ 2,700                                  $2,700
Year ended December 31, 1998:
  Allowance for bad debts and
     contract cancellations..........     $1,291        $ 2,818        $1,670       $ 2,344      $3,435
  Litigation Reserves................     $2,700                                    $   270      $2,430
  Environmental remediation
     reserves........................                   $   450                                  $  450
Year ended December 31, 1999:
  Allowance for bad debts and
     contract cancellations..........     $3,435        $ 4,647        $3,977       $ 6,001      $6,058
  Litigation Reserves................     $2,430                                    $ 2,250      $  180
  Environmental remediation
     reserves........................     $  450        $    85                                  $  535