Form 10-Q
period 2000-03-31
CARRIAGE SERVICES INC
filed 2000-05-15
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of May 10, 2000 was 14,119,197 and 1,905,662 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX


                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1999 and March 31, 2000                             3

      Consolidated Statements of Income for the
         Three Months Ended March 31, 1999 and 2000                       4

      Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and 2000                       5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK      15

PART II - OTHER INFORMATION

   ITEM 5. OTHER INFORMATION                                             16

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

Signature                                                                19

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                         DECEMBER 31,  MARCH 31,
                                                             1999        2000
                                                         -----------  ----------
                        ASSETS                                       (UNAUDITED)

 Current assets:
      Cash and cash equivalents .......................    $  2,517    $  1,719
      Accounts receivable --
           Trade, net of allowance for doubtful accounts
             of $6,058 in 1999 and $5,290 in 2000 .....      23,036      22,227
           Other ......................................       4,941       4,248
                                                           --------    --------
                                                             27,977      26,475
      Inventories and other current assets ............      13,851      12,459
                                                           --------    --------
                Total current assets ..................      44,345      40,653
                                                           --------    --------

 Property, plant and equipment, at cost, net of
      accumulated depreciation of $17,250 in 1999
      and $19,122 in 2000..............................     153,347     154,072
 Cemetery property, at cost ...........................      65,920      65,622
 Names and reputations, net of accumulated amortization
      $14,339 in 1999 and $15,745 in 2000 .............     231,393     230,807
 Deferred charges and other noncurrent assets .........      44,585      48,597
                                                           --------    --------
                                                           $539,590    $539,751
                                                           ========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................    $  4,726    $  5,550
     Accrued liabilities ..............................      11,938      10,382
     Current portion of long-term debt and obligation
       under capital leases ...........................       5,496       2,446
                                                           --------    --------
               Total current liabilities ..............      22,160      18,378

Preneed liabilities, net ..............................       9,099       7,824
Long-term debt, net of current portion ................     178,942     177,608
Obligations under capital leases, net of current
  portion .............................................       3,333       3,306
Deferred income taxes .................................      23,021      26,350
                                                           --------    --------
               Total liabilities ......................     236,555     233,466
                                                           --------    --------
Commitments and contingencies
Redeemable preferred stock ............................       1,172       1,172
Company obligated madatorily redeemable convertible
  preferred securities of Carriage Services Capital Trust 89,854 89,879 Stockholders' equity:
     Class A Common Stock, $.01 par value;40,000,000 shares
          authorized; 13,912,000 and 14,121,000
            issued and outstanding
          December 31, 1999 and March 31, 2000,
            respectively ................................       139         141
     Class B Common Stock; $.01 par value;10,000,000 shares
          authorized; 2,030,000 and 1,906,000 issued and
             outstanding at
          December 31, 1999 and March 31, 2000,
            respectinty .................................        20          19
     Contributed capital ................................   195,931     196,269
     Retained earnings ..................................    15,919      18,805
                                                           --------    --------
               Total stockholders' equity .............     212,009     215,234
                                                           --------    --------
                                                           $539,590    $539,751
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                              --------------------
                                                1999       2000
                                               -------    -------
Revenues, net
     Funeral ..............................    $33,512    $35,582
     Cemetery .............................      8,359     12,791
                                               -------    -------
                                                41,871     48,373
Costs and expenses
     Funeral ..............................     22,037     26,175
     Cemetery .............................      6,209      9,067
                                               -------    -------
                                                28,246     35,242
                                               -------    -------
     Gross profit .........................     13,625     13,131
General and administrative expenses .......      2,479      2,488
                                               -------    -------
     Operating income .....................     11,146     10,643
Interest expense, net .....................      3,467      3,719
Financing costs of company-obligated
mandatorily redeemable convertible preferred
securities of Carriage Services Capital Trust     --        1,641
                                               -------    -------
     Total interest and financing costs ...      3,467      5,360
     Income before income taxes ...........      7,679      5,283
Provision for income taxes ................      3,302      2,377
                                               -------    -------
Net income ................................      4,377      2,906

Preferred stock dividend requirements .....         29         20
                                               -------    -------
     Net income available to common
       stockholders .......................    $ 4,348    $ 2,886
                                               =======    =======

Earnings per share:
     Basic ................................    $   .28    $   .18
                                               =======    =======
     Diluted ..............................    $   .27    $   .18
                                               =======    =======

Weighted average number of common
  and common equivalent shares outstanding:

      Basic ...............................     15,807     15,977
                                               =======    =======
      Diluted .............................     16,162     16,235
                                               =======    =======




   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                         FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        ---------------------
                                                          1999         2000
                                                        --------     --------
Cash flows from operating activities:

  Net income .......................................    $  4,377     $  2,906
  Adjustments to reconcile net income to net cash
   provided by
     operating activities --
     Depreciation ..................................       1,372        1,961
     Amortization ..................................       2,408        2,845
     Provision for losses on accounts receivable ...       1,099        1,078
     Deferred income taxes .........................         474        3,263
                                                        --------     --------
Net cash provided by operating activities before
       changes in assets and liabilities ...........       9,730       12,053
  Changes in assets and liabilities, net of effects
from acquisitions:
     (Increase) decrease in accounts receivable ....         195       (2,805)
     (Increase) decrease in inventories and other
                  current assets....................      (4,156)       1,956
     Decrease in deferred charges and other ........         125          313
     Increase in accounts payable ..................       1,626          824
     Increase (decrease) in accrued liabilities ....       1,843       (1,871)
     Decrease in preneed liabilities ...............        (176)        (768)
                                                        --------     --------
       Net cash provided by operating activities ...       9,187        9,702

Cash flows from investing activities:

     Prearranged funeral costs .....................      (1,662)      (1,547)
     Purchase of note receivable ...................        --           (566)
     Acquisitions, net of cash acquired ............     (18,153)      (1,291)
     Capital expenditures ..........................      (3,401)      (3,007)
                                                        --------     --------
       Net cash used in investing activities .......     (23,216)      (6,411)

Cash flows from financing activities:

     Proceeds from long-term debt ..................      21,711       12,224
     Proceeds from issuance of common stock ........        --            342
     Payments on long-term debt and obligations
        under capital leases........................      (4,326)     (16,635)
     Payment of preferred stock dividends ..........         (29)         (20)
     Other .........................................          60         --
                                                        --------     --------
       Net cash provided by (used in) financing
         activities ................................      17,416       (4,089)

Net increase (decrease) in cash and cash equivalents       3,387         (798)
Cash and cash equivalents at beginning of period ...       2,892        2,517
                                                        --------     --------
Cash and cash equivalents at end of period .........    $  6,279     $  1,719
                                                        ========     ========

Supplemental disclosure of cash flow information:

     Cash paid for interest and financing costs ....    $  3,655     $  7,753
                                                        ========     ========
     Cash paid for income taxes ....................    $  1,644     $    194
                                                        ========     ========
     Non-cash consideration for acquisitions .......    $  1,100     $   --
                                                        ========     ========


  The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

  (a)   The Company

   Carriage Services, Inc., (the "Company") is the fourth largest publicly traded provider of products and services in the death care industry in the United States. As of March 31, 2000, the Company owned and operated 182 funeral homes and 41 cemeteries in 31 states.

  (b)  Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three months ended March 31, 1999 and 2000 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

   (e) Accounting Changes

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be implemented by the time the Company files its Quarterly report for the period ending June 30, 2000, and applied retroactively to the first fiscal quarter of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, it may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed sales activities.

   We have not reached a final resolution of the issue but we anticipate discussions to be finalized and any effects implemented by the end of the second quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first quarter 2000 financial statements as well as proforma adjustments to the prior year comparative financial statements.

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


2. ACQUISITIONS

   Acquisition activities have virtually ceased within the publicly traded companies in the deathcare industry, including the Company. During the three months ended March 31, 2000, we made no new acquisitions. However, acquisition adjustments, primarily related to contingent consideration, were made during the first quarter of 2000 on some acquisitions completed in the prior periods. Seven funeral homes and nine cemeteries were acquired during the three months ended March 31, 1999. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                      MARCH 31,
                                                ---------------------
                                                  1999         2000
                                                --------     --------
                                                   (IN THOUSANDS)
Current assets, net of cash acquired .......    $  6,868     $   (453)
Cemetery property ..........................       3,072         --
Property, plant and equipment ..............       4,075         --
Deferred charges and other noncurrent assets         562          283
Names and reputations ......................       6,604        1,337
Current liabilities ........................      (1,033)          10
Other liabilities ..........................        (895)         114
                                                --------     --------
     Total acquisitions ....................      19,253        1,291

Consideration:
Debt .......................................       1,100         --
                                                --------     --------
     Cash used for acquisitions ............    $ 18,153     $  1,291
                                                ========     ========


   The following table represents, on an unaudited pro forma basis, the combined operations of the Company and the above noted acquisitions, as if such acquisitions had occurred as of January 1, 1999. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions, however, these unaudited pro forma results are based on the acquired businesses' historical financial results and do not assume any additional profitability resulting from the application of the Company's revenue enhancement measures or cost reduction programs to the historical results of the acquired businesses. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combinations been in effect on the dates indicated, that have resulted since the dates of acquisition or that may result in the future.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                       1999            2000
                                                    ----------      ----------
                                                      (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)

Revenues, net ..................................    $   47,777      $   48,373
Net income before income taxes..................         4,902           5,275
Net income available to common stockholders.....         4,475           2,881
Earnings per common share:

     Basic .....................................          0.28            0.18

     Diluted ...................................          0.28            0.18

3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, profit and loss and total assets by segment (in thousands):

                                          FUNERAL     CEMETERY   CORPORATE   CONSOLIDATED
                                          --------    --------   ---------   ------------
External revenues:
     Three months ended March 31, 2000    $ 35,582    $ 12,791        --       $ 48,373
     Three months ended March 31, 1999      35,512       8,359        --         41,871
Profit and Loss:
     Three months ended March 31, 2000    $  6,014    $  2,874    $ (5,982)    $  2,906
     Three months ended March 31, 1999      10,331       2,763      (8,717)       4,377
Total Assets:
     March 31, 2000 ..................    $399,018    $130,948    $  9,785     $539,751
     March 31, 1999 ..................     362,666     119,026      13,035      494,727

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Carriage is a leading provider of death care services and products in the United States. Our focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions. That focus has resulted in a successful track record of growth from attractive acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. This focus included institutionalizing internal training, internal growth, and making quality initiatives an integral part of the culture. In 2000, the operating focus has been revised to include increasing operating cash flow and growth through strategies that do not require investment of new capital.

   Income from operations, which we define as earnings before interest and income taxes, decreased, as a percentage of net revenues, from 26.6% for the first quarter of 1999 to 22.0% for the first quarter of 2000. This was largely due to the unseasonably low volumes at the individual funeral home locations during the month of March, along with an increase in the cremation rate, which was partly offset by strong performance in the cemetery segment. Gross margins for the funeral homes decreased from 34.2% in the first quarter of 1999 to 26.4% in the first quarter of 2000, on an increase in revenue of 6.2%. As a percentage of cemetery net revenues, cemetery gross margin was 29.1% in first quarter of 2000 compared to 25.7% in the first quarter in 1999. Revenues and gross profits from cemeteries increased 53% and 73%, respectively, in the first quarter of 2000 compared to the same period in 1999.


RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three month periods ended March 31, 1999 and 2000. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 1999 compared to the three months ended March 31, 2000.


                                      THREE MONTHS ENDED
                                           MARCH 31,              CHANGE
                                      ------------------    -------------------
                                       1999       2000      AMOUNT      PERCENT
                                      -------    -------    -------     -------
                                               (DOLLARS IN THOUSANDS)
Net revenues:
      Existing operations ........    $32,445    $30,917    $(1,528)     (4.7%)
      Acquired operations ........      1,067      4,665      3,598        *
                                      -------    -------    -------     ------
            Total net revenues ...    $33,512    $35,582    $ 2,070       6.2%
                                      =======    =======    =======     ======
Gross profit:
      Existing operations ........    $10,888    $ 8,072    $(2,816)    (25.9%)
      Acquired operations ........        587      1,335        748        *
                                      -------    -------    -------     ------
            Total gross profit ...    $11,475    $ 9,407    $(2,068)    (18.0%)
                                      =======    =======    =======     ======

-----------------
*  Not meaningful.

   Total funeral net revenues for the three months ended March 31, 2000 increased $2.1 million or 6.2% over the three months ended March 31, 1999. The higher net revenues reflect an increase of $3.6 million in net revenues from acquired operations and a decrease in net revenues of $1.5 million from existing operations. The number of funeral service contracts decreased 6.4% for existing locations in comparing the first quarter of 2000 to the first quarter of 1999, while the average revenue per contract for those existing locations increased 1.8% in comparing those same periods.

   Total funeral gross profit for the three months ended March 31, 2000 decreased $2.1 million or 18.0% from the comparable three months of 1999. The lower total gross profit reflected an increase of $748,000 from acquired operations and an decrease of $2.8 million from existing operations. Gross profit for existing operations decreased primarily due to the unseasonably low number of services performed during the month of March 2000, an increase of 2.6 percentage points in the cremation rate, and a higher level of operating expenses including a redeployment of certain personnel from corporate development. Total gross margin decreased from 34.2% for the first quarter of 1999 to 26.4% for the first quarter of 2000 due to these factors.

CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 1999 compared to the three months ended March 31, 2000.

                                          THREE MONTHS ENDED
                                              MARCH 31,              CHANGE
                                          ------------------    ----------------
                                           1999       2000      AMOUNT   PERCENT
                                          -------    -------    -------  -------
                                                (DOLLARS IN THOUSANDS)
Net revenue:
  Existing operations ................    $ 8,219    $ 8,663    $   444     5.4%
  Acquired operations ................        140      4,128      3,988       *
                                          -------    -------    -------    ----
           Total net Revenues ........    $ 8,359    $12,791    $ 4,432    53.0%
                                          =======    =======    =======    ====
Gross profit:
     Existing operations .............      2,146      2,486        340    15.8%
     Acquired operations .............          4      1,238      1,234       *
                                          -------    -------    -------    ----
           Total gross profit ........    $ 2,150    $ 3,724    $ 1,574    73.2%
                                          =======    =======    =======    ====

----------------
* Not meaningful.

   Total cemetery net revenues for the three months ended March 31, 2000 increased $4.4 million over the three months ended March 31, 1999, and total cemetery gross profit increased $1.6 million over the comparable three months of 1999. The higher net revenues reflect an increase of $444,000 from existing operations and an increase of $4.0 million from acquired operations. The higher gross profit reflected an increase of $340,000 from existing operations and $1.2 million from acquired operations. Total gross margin increased from 25.7% for the three months ended March 31, 1999 to 29.1% for the three months ended March 31, 2000, due to the ability to spread relatively fixed costs over a higher level of revenues.

OTHER. General and administrative expenses for the quarter ended March 31, 2000 was approximately the same as in the first quarter of 1999. However, these expenses, as a percentage of net revenues, decreased from 5.9% to 5.1% as the expenses were spread over a larger volume of revenue.

   Interest expense and other financing costs for the three months ended March 31, 2000 increased $1.9 million over the first three months of 1999, principally due to the restructuring and refinancing of the Company's debt instruments during the second and third quarters of 1999.

   Preferred stock dividends of $20,000 were subtracted from the $2.9 million of net income in computing the net income available to common stockholders for the three months ended March 31, 2000. The reduction in preferred stock dividends from 1999 to 2000 is due to conversions of the preferred stock to common stock.

   For the three months ended March 31, 2000, we provided for income taxes on income before income taxes at a combined state and federal rate of 45% compared with 43% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $1.7 million at March 31, 2000, representing a decrease of $798,000 from December 31, 1999. For the three months ended March 31, 2000, cash provided by operations was $9.7 million as compared to $9.2 million for the three months ended March 31, 1999. The improvement cash provided by operations was provided in part by changes in the Company's tax strategies and improvements in processes to shorten the time in which distributions from preneed trusts are received. Cash used in investing activities was $6.4 million for the three months ended March 31, 2000 compared to $23.2 million for the first three months of 1999, which is a reflection of the change in our acquisition strategy over the last 12 months. In the first three months of 2000, cash flow used in financing activities amounted to approximately $4.1 million, primarily due to payments on the Company's credit facility.

   Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of March 31, 1999, the Company had 1,430,090 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

   Carriage has a credit facility with a group of banks for a $260 million revolving line of credit. The credit facility has a five-year term, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of March 31, 2000, $47 million was outstanding under the credit facility and the Company's debt to total capitalization was 37 percent.

   We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other operating requirements. Acquisition spending during 2000 is anticipated to be significantly less than the amounts during either of the two preceding years, excluding the effect of any possible transactions that may occur with other corporate death care companies. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be implemented by the time the Company files its Quarterly report for the period ending June 30, 2000, and applied retroactively to the first fiscal quarter of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, it may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed sales activities.

   We have not reached a final resolution of the issue but we anticipate discussions to be finalized and any effects implemented by the end of the second quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first quarter 2000 financial statements as well as proforma adjustments to the prior year comparative financial statements.

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

   Our total costs of becoming Year 2000 compliant were not significant to our financial position, results of operations or cash flows. As of December 31, 1999, we had spent approximately $100,000 related to Year 2000 compliance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

   There has been no material change in the Company's position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company's 1999 form 10-K.

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

   (4) In addition to the factors discussed above, financial performance may be affected by other important factors, including the following:

       (a) The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.

       (b) The amount and rate of growth in the Company's general and administrative expenses.

       (c) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.

       (d) The Company's debt-to-capital ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.

       (e) Availability of debt and equity financing to fund operating needs.

       (f) The impact on the Company's financial statements of accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

       (g) Changes in government regulation, including tax rates and their effects on corporate structure.

       (h) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).

       (i) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

       (j) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization periods for long-lived intangible assets and revenue or cost recognition in the preneed cemetery or funeral business.

   The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

   11.1 -- Statement regarding computation of per share earnings

   12   -- Computation of Ratio of Earnings to Fixed Charges

   27.1 -- Financial Data Schedule


(b)   Reports on Form 8-K

   Carriage filed a Current Report on Form 8-K on March 17, 2000, with respect to the settlement of certain litigation, in which the Company was a defendant, on February 8, 2000.

                                    SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                CARRIAGE SERVICES, INC.





          MAY 12, 2000                    /s/ THOMAS C. LIVENGOOD
--------------------------                -------------------------------------
Date Thomas C. Livengood, Executive Vice President and Chief Financial Officer (Principal Financial
                                              Officer and Duly Authorized
                                              Officer)