Form 10-Q
period 2000-06-30
CARRIAGE SERVICES INC
filed 2000-08-09
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(MARK ONE)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

               1300 POST OAK BLVD., SUITE 1500, HOUSTON, TX 77056
               (Address of principal executive offices)(Zip Code)

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

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of July 31, 2000 was 14,176,774 and 1,905,662 respectively.

                           CARRIAGE SERVICES, INC.

                                    INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1999 and June 30, 2000                              3

      Consolidated Statements of Operations for the
         Three Months ended June 30, 1999 and 2000 and the
         Six Months ended June 30, 1999 and 2000                          4

      Consolidated Statements of Cash Flows for the
         Six Months ended June 30, 1999 and 2000                          5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK      14

PART II - OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          15

   ITEM 5.  OTHER INFORMATION                                            15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

Signature                                                                18

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,     JUNE 30,
                                                                   1999           2000
                                                               ------------   ------------
                                                                              (UNAUDITED)
                       ASSETS

 Current assets:
    Cash and cash equivalents ..............................   $      2,517   $      5,659
    Accounts receivable ....................................           --
    Trade, net of allowance for doubtful accounts
       of $6,058 in 1999 and $5,200 in 2000 ................         23,036         21,390
    Other ..................................................          4,941          5,866
                                                               ------------   ------------
                                                                     27,977         27,256
    Inventories and other current assets ...................         13,851         14,713
                                                               ------------   ------------
                Total current assets .......................         44,345         47,628

 Property, plant and equipment, at cost, net of
    accumulated depreciation of $17,250 in 1999
    and $20,953 in 2000 ....................................        153,347        155,380
 Cemetery property, at cost ................................         65,920         65,264
 Names and reputations, net of accumulated
    amortization of $14,339 in 1999 and $17,324 in 2000 ....        231,393        229,223

 Deferred charges and other noncurrent assets ..............         44,585         47,976
                                                               ------------   ------------
                                                               $    539,590   $    545,471
                                                               ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................   $      4,726   $      5,193
   Accrued liabilities .....................................         11,938         11,964
   Current portion of long-term debt and
     obligations under capital leases ......................          5,496          3,612
                                                               ------------   ------------
               Total current liabilities ...................         22,160         20,769

Preneed liabilities, net ...................................          9,099          7,086
Long-term debt, net of current portion .....................        178,942        179,990
Obligations under capital leases, net of current portion ...          3,333          3,234
Deferred income taxes ......................................         23,021         28,974
                                                               ------------   ------------
               Total liabilities ...........................        236,555        240,053
                                                               ------------   ------------
Commitments and contingencies
Redeemable preferred stock .................................          1,172          1,172
Company-obligated mandatorily redeemable
     convertible preferred securities of Carriage
     Services Capital Trust holding solely
     Carriage Services, Inc. 7% convertible junior
     subordinated debentures ...............................         89,854         89,857
Stockholders' equity:
   Class A Common Stock, $.01 par value;
     40,000,000 shares authorized; 13,912,000 and
     14,178,000 issued and outstanding at December 31,
     1999 and June 30, 2000, respectively ..................            139            142
   Class B Common Stock, $.01 par value; 10,000,000
     shares authorized; 2,030,000 and 1,906,000 issued
     and outstanding at December 31, 1999 and June 30, 2000,
     respectively ..........................................             20             19
   Contributed capital .....................................        195,931        195,277
   Retained earnings .......................................         15,919         18,951
                                                               ------------   ------------
               Total stockholders' equity ..................        212,009        214,389
                                                               ------------   ------------
                                                               $    539,590   $    545,471
                                                               ============   ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,             ENDED JUNE 30,
                                                     ------------------------   ------------------------
                                                        1999          2000         1999          2000
                                                     ----------    ----------   ----------    ----------
Revenues, net
    Funeral ......................................   $   30,816    $   29,686   $   64,328    $   65,268
    Cemetery .....................................       11,655        11,446       20,013        24,237
                                                     ----------    ----------   ----------    ----------
                                                         42,471        41,132       84,341        89,505
Costs and expenses

    Funeral ......................................       22,212        24,348       44,170        50,523
    Cemetery .....................................        8,549         8,714       14,878        17,781
                                                     ----------    ----------   ----------    ----------
                                                         30,761        33,062       59,048        68,304
                                                     ----------    ----------   ----------    ----------
    Gross profit .................................       11,710         8,070       25,293        21,201
General and administrative expenses ..............        2,275         2,381        4,712         4,869
                                                     ----------    ----------   ----------    ----------
    Operating income .............................        9,435         5,689       20,581        16,332
Interest expense, net ............................        3,494         3,433        6,960         7,152
Financing costs of company-obligated mandatorily
    redeemable convertible preferred securities of
    Carriage Services Capital Trust ..............          510         1,641          510         3,282
                                                     ----------    ----------   ----------    ----------
    Total interest and financing costs ...........        4,004         5,074        7,470        10,434
    Income before income taxes and
      extraordinary item .........................        5,431           615       13,111         5,898
Provision for income taxes .......................        2,335           449        5,637         2,826
                                                     ----------    ----------   ----------    ----------
    Income before extraordinary item .............        3,096           166        7,474         3,072
Extraordinary item:
    Loss on early extinguishment of debt, net of
      income tax benefit of $151 .................         (200)         --           (200)         --
                                                     ----------    ----------   ----------    ----------
Net income .......................................        2,896           166        7,274         3,072
Preferred stock dividend requirements ............           28            20           56            40
                                                     ----------    ----------   ----------    ----------
    Net income available to common stockholders ..   $    2,868    $      146   $    7,218    $    3,032
                                                     ==========    ==========   ==========    ==========
Basic earnings per share:
    Net income before extraordinary item .........   $     0.19    $     0.01   $     0.47    $     0.19
    Extraordinary item ...........................   $    (0.01)   $     --     $    (0.01)   $     --
                                                     ----------    ----------   ----------    ----------
    Net income ...................................   $     0.18    $     0.01   $     0.46    $     0.19
                                                     ==========    ==========   ==========    ==========
Diluted earnings per share:
    Net income before extraordinary item .........   $     0.19    $     0.01   $     0.45    $     0.19
    Extraordinary item ...........................   $    (0.01)   $     --     $    (0.01)   $     --
                                                     ----------    ----------   ----------    ----------
    Net income ...................................   $     0.18    $     0.01   $     0.44    $     0.19
                                                     ==========    ==========   ==========    ==========
Weighted average number of common and common
    equivalent shares outstanding:
    Basic ........................................       15,877        16,027       15,843        16,002
                                                     ==========    ==========   ==========    ==========
    Diluted ......................................       16,335        16,125       16,981        16,624
                                                     ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                           --------------------
                                                                             1999        2000
                                                                           --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $  7,274    $  3,072
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................      7,789       9,470
     Loss on early extinguishment of debt, net of income taxes .........        200        --
     Provision for losses on accounts receivable .......................      2,821       1,958
     Deferred income taxes .............................................        424       5,887
                                                                           --------    --------
          Net cash provided by operating activities before
            changes in assets and liabilities ..........................     18,508      20,387
   Changes in assets and liabilities, net of effects from acquisitions:
     (Increase) in accounts receivables ................................     (6,818)     (3,913)
     (Increase) in inventories and other current assets ................     (2,358)       (297)
     Decrease in deferred charges and other ............................        291         285
     Increase (decrease) in accounts payable ...........................     (1,022)        467
     Increase (decrease) in accrued liabilities ........................      1,984        (255)
     (Decrease) in preneed liabilities .................................       (412)     (1,506)
                                                                           --------    --------
               Net cash provided by operating activities ...............     10,173      15,168

Cash flows from investing activities:

   Prearranged funeral costs ...........................................     (3,316)     (2,081)
   Purchase of note receivable .........................................       --          (566)
  Acquisitions, net of cash acquired ...................................    (31,908)     (1,333)
  Capital expenditures .................................................     (9,351)     (6,357)
                                                                           --------    --------
               Net cash used in investing activities ...................    (44,575)    (10,337)

Cash flows from financing activities:

  Proceeds from long-term debt .........................................     21,970      26,298
  Payments on long-term debt and obligations under capital leases ......    (77,411)    (27,233)
  Payment of acquisition-related obligation ............................       --        (1,147)
  Proceeds from issuance of common stock ...............................        656         499
  Proceeds from issuance of company-obligated mandatorily
    redeemable convertible preferred securities of Carriage Services
    Capital Trust ......................................................     90,300        --
  Payment of preferred stock dividends .................................        (56)        (40)
  Other, net ...........................................................       --           (66)
                                                                           --------    --------
               Net cash provided by (used in) financing activities .....     35,459      (1,689)

Net increase in cash and cash equivalents ..............................      1,057       3,142
Cash and cash equivalents at beginning of period .......................      2,892       2,517
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $  3,949    $  5,659
                                                                           ========    ========

Supplemental disclosure of cash flow information:

  Cash paid for interest ...............................................   $  9,042    $ 10,795
                                                                           ========    ========
  Cash paid for income taxes ...........................................   $  7,132    $    344
                                                                           ========    ========
  Non-cash consideration for acquisitions ..............................   $  1,648    $   --
                                                                           ========    ========

   The accompanying notes are an integral part of these financial statements.

                           CARRIAGE SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

   (a) The Company

   Carriage Services, Inc., (the "Company") is the fourth largest publicly-traded provider of products and services in the death care industry in the United States. As of June 30, 2000, the Company owned and/or operated 182 funeral homes and 42 cemeteries in 31 states.

   (b) Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three and six months ended June 30, 1999 and 2000 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

   (e) Accounting Changes

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which, as amended, is to be implemented by the beginning of the fourth quarter of 2000, and applied retroactively to the first three quarters of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, it may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed sales activities.

   We have not reached a final resolution of the issues but we anticipate discussions to be finalized and the financial impact calculated by the end of the third quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first three quarters financial statements as well as proforma adjustments to the prior year comparative financial statements.

   The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be a reduction in the period of amortization of Names and Reputations, for which Carriage has been amortizing over 40 years.

2. ACQUISITIONS

      Acquisition activities have virtually ceased within the publicly traded companies in the deathcare industry, including the Company. During the six months ended June 30, 2000, the Company's new business acquisition activities were limited to a long-term agreement to manage a municipal cemetery. Acquisition adjustments, primarily related to contingent consideration, were made during the first six months of 2000 related to certain acquisitions completed in prior years. Thirteen funeral homes and eleven cemeteries were acquired during the six months ended June 30, 1999. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

   The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                                 JUNE 30,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                                                             (IN THOUSANDS)

Current assets, net of cash acquired ...............     $  6,645      $   (426)
Cemetery property ..................................        3,740          --
Property, plant and equipment ......................       11,455            15
Deferred charges and other noncurrent assets .......          757           249
Names and reputations ..............................       13,246         1,337
Current liabilities ................................       (1,438)           10
Other liabilities ..................................         (849)          148
                                                         --------      --------
     Total acquisitions ............................       33,556         1,333

Consideration:
Debt ...............................................        1,648          --
                                                         --------      --------
     Cash used for acquisitions ....................     $ 31,908      $  1,333
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

                                                    SIX MONTHS ENDED JUNE 30,
                                                -------------------------------
                                                     1999             2000
                                                --------------   --------------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Revenues, net ...............................   $       92,447   $       89,689
Net income before income taxes ..............           13,699            5,741
Net income available to common stockholders .            7,552            2,951
Earnings per common share:
     Basic ..................................             0.48             0.18
     Diluted ................................             0.44             0.18


3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, profit and loss and total assets by segment (in thousands):

(IN THOUSANDS)                        FUNERAL    CEMETERY   CORPORATE    CONSOLIDATED
--------------                        --------   --------   ---------    ------------
External revenues:
     Six months ended June 30, 2000   $ 65,268   $ 24,237        --      $     89,505
     Six months ended June 30, 1999     64,328     20,013        --            84,341
Profit and Loss:
     Six months ended June 30, 2000   $  8,624   $  4,840   $ (10,392)   $      3,072
     Six months ended June 30, 1999     19,812      6,092     (18,630)          7,274
Total Assets:
     June 30, 2000 ................   $399,479   $132,494   $  13,498    $    545,471
     June 30, 1999 ................    378,344    121,851      13,500         513,695

4. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

   Carriage Services Capital Trust, a wholly-owned subsidiary of the Company, has issued and has outstanding 1,875,000 units of 7% convertible preferred securities. These convertible preferred securities have a liquidation amount of $50 per unit and mature in 2029. The sole assets of the Trust are 7% Convertible Junior Subordinated Debentures of Carriage Services, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Carriage is a leading provider of death care services and products in the United States. Historically, our focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions. That focus resulted in a track record of growth from acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. This focus included institutionalizing internal training, internal growth, and making quality initiatives an integral part of the culture. In 2000, the operating focus has been revised to emphasize increasing operating cash flow and growth through strategies that do not require investment of new capital.

   Income from operations, which the Company defines as earnings before interest and income taxes, decreased, as a percentage of net revenues, from 22.2% for the second quarter of 1999 to 13.8% for the second quarter of 2000. This was due largely to lower service volumes at the individual funeral locations combined with increased operating costs. Gross margins for the funeral homes decreased from 27.9% in the second quarter of 1999 to 18.0% in the second quarter of 2000, largely due to a decrease in revenue of 3.7%. As a percentage of cemetery net revenues, cemetery gross profit was 23.9% in the second quarter of 2000 compared to 26.6% in the second quarter in 1999. Revenues and gross profits from cemeteries decreased 1.8% and 12.0%, respectively, in the second quarter of 2000 compared to the same period in 1999.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 1999 and 2000. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

                                                 THREE MONTHS ENDED
                                                      JUNE 30,              CHANGE
                                                -------------------   --------------------
                                                  1999       2000      AMOUNT     PERCENT
                                                --------   --------   --------    --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ...............   $ 30,015   $ 27,690   $ (2,325)       (7.7%)
          Acquired operations ...............        801      1,996      1,195           *
                                                --------   --------   --------
                    Total net revenues ......   $ 30,816   $ 29,686   $ (1,130)       (3.7%)
                                                ========   ========   ========
Gross profit:
          Existing operations ...............   $  8,533   $  4,996   $ (3,537)      (41.5%)
          Acquired operations ...............         71        342        271           *
                                                --------   --------   --------
                    Total gross profit ......   $  8,604   $  5,338   $ (3,266)      (37.9%)
                                                ========   ========   ========

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

                                                 SIX MONTHS ENDED
                                                      JUNE 30,              CHANGE
                                                -------------------   --------------------
                                                  1999       2000      AMOUNT     PERCENT
                                                --------   --------   --------    --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ...............   $ 60,647   $ 56,688   $ (3,959)       (6.5%)
          Acquired operations ...............      3,681      8,580      4,899           *
                                                --------   --------   --------
                    Total net revenues ......   $ 64,328   $ 65,268   $    940         1.5%
                                                ========   ========   ========
Gross profit:
          Existing operations ...............   $ 18,916   $ 12,639   $ (6,277)      (33.2%)
          Acquired operations ...............      1,242      2,106        864           *
                                                --------   --------   --------
                    Total gross profit ......   $ 20,158   $ 14,745   $ (5,413)      (26.9%)
                                                ========   ========   ========

---------
*  Not meaningful.

   Total funeral net revenues for the three months ended June 30, 2000 decreased $1.1 million or 3.7% from the three months ended June 30, 1999. The lower net revenues reflect an increase of $1.2 million in net revenues from acquired operations and a decrease in net revenues of $2.3 million from existing operations. Total funeral net revenues for the six months ended June 30, 2000 increased $0.9 million or 1.5% over the six months ended June 30, 1999. The higher net revenues reflect an increase of $4.9 million in net revenues from acquired operations and an decrease in net revenues of $4.0 million from existing operations. The number of funeral service calls decreased 7.7% and 6.3% for existing operations comparing the second quarter and six months for 2000 to the same periods in 1999, respectively. The average revenue per service call was unchanged in comparing the second quarter 2000 to the second quarter for 1999, and decreased 0.3% in comparing the first half of 2000 and the first half of 1999.

   Total funeral gross profit for the three months ended June 30, 2000 decreased $3.3 million or 37.9% over the comparable three months of 1999. The lower total gross profit reflected an increase of $0.3 million from acquired operations and a decrease of $3.5 million from existing operations. Total funeral gross profit for the six months ended June 30, 2000 decreased $5.4 million or 26.9% from the comparable six months of 1999. The lower total gross profit reflected an increase of $0.9 million from acquired operations and an decrease of $6.3 million from existing operations. Gross profit for existing operations decreased for both periods due primarily to the impact of the decrease in same-store revenues. Total gross margin decreased from 27.9% for the second quarter of 1999 to 18.0% for the second quarter of 2000 and decreased from 31.3% for the first six months of 1999 to 22.6% for the first six months of 2000.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000.

                                                THREE MONTHS ENDED
                                                     JUNE 30,                CHANGE
                                                -------------------   --------------------
                                                  1999       2000      AMOUNT      PERCENT
                                                --------   --------   --------    --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ...............   $ 11,642   $ 10,298   $ (1,344)      (11.5%)
          Acquired operations ...............         13      1,148      1,135           *
                                                --------   --------   --------
                    Total net revenues ......   $ 11,655   $ 11,446   $   (209)       (1.8%)
                                                ========   ========   ========
Gross profit:
          Existing operations ...............   $  3,106   $  2,604   $   (502)      (16.2%)
          Acquired operations ...............       --          128        128           *
                                                --------   --------   --------
                    Total gross profit ......   $  3,106   $  2,732   $   (374)      (12.0%)
                                                ========   ========   ========

-----------
*  Not meaningful.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

                                                 SIX MONTHS ENDED
                                                     JUNE 30,                CHANGE
                                                -------------------   --------------------
                                                  1999       2000      AMOUNT      PERCENT
                                                --------   --------   --------    --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ...............   $ 17,184   $ 16,343   $   (841)       (4.9%)
          Acquired operations ...............      2,829      7,894      5,065           *
                                                --------   --------   --------
                    Total net revenues ......   $ 20,013   $ 24,237   $  4,224        21.1%
                                                ========   ========   ========
Gross profit:
          Existing operations ...............   $  4,405   $  4,373   $    (32)       (0.7)%
          Acquired operations ...............        730      2,083      1,353           *
                                                --------   --------   --------
                    Total gross profit ......   $  5,135   $  6,456   $  1,321        25.7%
                                                ========   ========   ========

-----------
*  Not meaningful.

      Total cemetery net revenues for the three months ended June 30, 2000 decreased $0.2 million from the three months ended June 30, 1999 and total cemetery gross profit decreased $0.4 million from the comparable three months of 1999. The lower net revenues reflect an increase of $1.1 million in net revenues from acquired operations and a decrease of $1.3 million in revenues from existing operations. Total cemetery net revenues for the six months ended June 30, 2000 increased $4.2 million over the six months ended June 30, 1999, and total cemetery gross profit increased $1.3 million over the comparable six months of 1999. Total gross margin decreased from 26.6% for the three months ended June 30, 1999 to 23.9% for the three months ended June 30, 2000. Total gross margin increased from 25.7% for the six months ended June 30, 1999 to 26.6% for the six months ended June 30, 2000.

   OTHER.

   General and administrative expenses for the six months ended June 30, 2000 increased $157,000 or 3.3% over the first six months of 1999. As a percentage of net revenues these expenses decreased from 5.6% for the six months ended June 30, 1999 to 5.4% for the six months ended June 30, 2000, as the expenses were spread over a larger volume of revenue.

   Interest expense and other financing costs for the six months ended June 30, 2000 increased $3.0 million over the first six months of 1999 due to borrowings to fund acquisitions during 1999, and the restructuring of the Company's debt during mid-1999 to reflect longer maturities, carrying higher rates.

   Preferred stock dividends of $40,000 were subtracted from the $3.1 million of net income in computing the net income available to common stockholders of $3.0 million for the six months ended June 30, 2000. The reduction in preferred stock dividends from 1999 to 2000 was due to conversions of the preferred stock to common stock.

   For the six months ended June 30, 2000, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 47.9% compared with 43% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $5.7 million at June 30, 2000, representing an increase of $3.1 million from December 31, 1999. For the six months ended June 30, 2000, cash provided by operations was $15.2 million as compared to cash provided by operations of $10.2 million for the six months ended June 30, 1999. The improvement in net cash provided by operating activities was provided in part by improvements in receivable collections, changes in the Company's tax strategies and improvements in processes to shorten the time in which distributions from preneed trusts are received. Cash used in investing activities was $10.3 million for the six months ended June 30, 2000 compared to $44.6 million for the first six months of 1999, due primarily to the cessation of acquisitions while the Company concentrates on maximizing free cash flow. In the first six months of 2000, cash flow used in financing activities amounted to approximately $1.7 million, due to payments on the Company's credit facility and acquisition related obligations to prior owners.

   Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of June 30, 2000, the Company had 1,182,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

      Carriage has a credit facility with a group of banks for a $260 million revolving line of credit. The credit facility has a five-year term extending through June 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of June 30, 2000, $50 million was outstanding under the credit facility and the Company's debt to total capitalization was 38 percent.

   We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other operating requirements. Acquisition spending during the remainder of 2000, if any, is anticipated to be significantly less than the amounts during either of the two preceding years. Because future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which, as amended, is to be implemented by the beginning of the fourth quarter of 2000, and applied retroactively to the first three quarters of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, including us, are reviewing the application of the Staff Accounting Bulletin with the Commission, which may have a material affect on the manner in which we record preneed revenues and costs. Any accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, it may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed sales activities.

   We have not reached a final resolution of the issues but we anticipate discussions to be finalized and the financial impact calculated by the end of the third quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first three quarters financial statements as well as proforma adjustments to the prior year comparative financial statements.

   The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be a reduction in the period of amortization of Names and Reputations, for which Carriage has been amortizing over 40 years.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's 2000 annual meeting of shareholders was held on May 17, 2000. All director nominees were elected. The voting tabulation was as follows:

      NAME OF NOMINEE          NUMBER OF VOTES FOR     NUMBER OF VOTES WITHHELD
      ---------------          -------------------     ------------------------
Melvin C. Payne..............       22,784,607                  422,687
C. Byron Snyder..............       22,784,607                  422,687


   The terms of the following other directors continue after the meeting:
Mark W. Duffey, Greg M. Brudnicki, Vincent D. Foster, Stuart W. Stedman, Ronald A. Erickson, and Mark F. Wilson.

   Other matters voted upon at the meeting were as follows:

                                    NUMBER OF     NUMBER OF        NUMBER OF
                                    VOTES FOR   VOTES AGAINST   VOTES ABSTAINING
                                   ----------   -------------   ----------------
Amendments to 1996 Directors'
   Stock Option Plan ...........   20,688,636       2,468,561             50,097

Selection of Arthur Andersen LLP
   as auditors for 2000 ........   23,178,785          13,439             15,070

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

   (1) Achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation and amortization, controlling capital expenditures to budgeted levels, collecting accounts receivable and reducing preneed funeral costs.

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

   (4) In addition to the factors discussed above, financial performance may be affected by other important factors, including the following:

        (a) The ability of the Company to manage its growth in terms of implementing internal controls and information gathering systems, and retaining or attracting key personnel, among other things.
        (b) The amount and rate of growth in the Company's general and administrative expenses.
        (c) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.
        (d) The Company's debt-to-capital ratio, the number of shares of common stock outstanding and the portion of the Company's debt that has fixed or variable interest rates.
        (e) Availability and related terms of debt and equity financing to fund operating needs.
        (f) The impact on the Company's financial statements of accounting charges that may result from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.
        (g) Changes in government regulation, including tax rates and their effects on corporate structure.
        (h) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).
        (i) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
        (j) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization periods for long-lived intangible assets and revenue or cost recognition in the preneed cemetery or funeral business.

   The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   *10.1-- Promissory Note executed by Russell W. Allen to the Company, dated March 31, 2000.

   *10.2-- Security Agreement between Russell W. Allen and the Company, dated March 31, 2000.

   *10.3--  Amended and Restated Security Agreement - Pledge, between Russell
            W. Allen and the Company, dated March 31, 2000.

   *11.1--  Statement regarding computation of per share earnings.

   *12  --  Calculation of Ratio of Earnings to Fixed Charges

   *27.1--  Financial Data Schedule.

(*) Filed herewith.

(b)  Reports on Form 8-K

   None.

                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARRIAGE SERVICES, INC.





 August 8, 2000                                 /s/ Thomas C. Livengood
------------------                              --------------------------------
Date                                            Thomas C. Livengood,
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)