Form 10-Q
period 2000-09-30
CARRIAGE SERVICES INC
filed 2000-11-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(MARK ONE)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 76-0423828
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)

  1900 ST. JAMES PLACE, 4TH FLOOR, HOUSTON, TX                 77056
    (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 332-8400

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of November 8, 2000 was 14,229,601 and 1,903,212 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX


                                                                        PAGE

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 1999 and September 30, 2000                         3

      Consolidated Statements of Operations for the
         Three Months Ended September 30, 1999 and 2000 and the
         Nine Months Ended September 30, 1999 and 2000                    4

      Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 2000                    5

      Notes to Consolidated Financial Statements                          6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK      17

PART II - OTHER INFORMATION


   ITEM 5.  OTHER INFORMATION                                            18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

Signature                                                                20

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                                                     1999              2000
                                                                                                ---------------   ---------------
                                                                                                                    (UNAUDITED)
                                         ASSETS

 Current assets:
      Cash and cash equivalents .............................................................   $         2,517   $         6,426
      Accounts receivable --
          Trade, net of allowance for doubtful accounts of $6,058 in
               1999 and $6,283 in 2000 ......................................................            23,036            19,256
          Other .............................................................................             4,941             5,053
                                                                                                ---------------   ---------------
                                                                                                         27,977            24,309
       Assets held for sale, net ............................................................              --               5,504
       Inventories and other current assets .................................................            13,851            14,320
                                                                                                ---------------   ---------------
                Total current assets ........................................................            44,345            50,559

 Property, plant and equipment, at cost, net of accumulated depreciation of $17,250 in
      1999 and $20,861 in 2000 ..............................................................           153,347           148,436
 Cemetery property, at cost .................................................................            65,920            63,809
 Names and reputations, net of accumulated amortization of $14,339 in 1999 and $17,967
      in 2000 ...............................................................................           231,393           222,699

 Deferred charges and other noncurrent assets ...............................................            44,585            45,463
                                                                                                ---------------   ---------------
                                                                                                $       539,590   $       530,966
                                                                                                ===============   ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ......................................................................   $         4,726   $         5,101
      Accrued liabilities ...................................................................            11,938            14,315
      Current portion of long-term debt and obligations under capital
         leases .............................................................................             5,496             2,559
                                                                                                ---------------   ---------------
               Total current liabilities ....................................................            22,160            21,975

Preneed liabilities, net ....................................................................             9,099             6,461
Long-term debt, net of current portion ......................................................           178,942           182,323
Obligations under capital leases, net of current portion ....................................             3,333             3,222
Deferred income taxes .......................................................................            23,021            24,762
                                                                                                ---------------   ---------------
               Total liabilities ............................................................           236,555           238,743
                                                                                                ---------------   ---------------

Commitments and contingencies
Redeemable preferred stock ..................................................................             1,172             1,172
Company-obligated mandatorily redeemable
     convertible preferred securities of Carriage Services
     Capital Trust holding solely Carriage Services, Inc. 7%
     convertible junior subordinated debentures .............................................            89,854            89,884
Stockholders' equity:
      Class A Common Stock, $.01 par value; 40,000,000 shares
        authorized; 13,912,000 and 14,179,000 issued and outstanding
        at December 31, 1999 and September 30, 2000, respectively ...........................               139               142


      Class B Common Stock, $.01 par value; 10,000,000 shares authorized;
        2,030,000 and 1,906,000 issued and outstanding
        at December 31, 1999 and September 30, 2000, respectively ...........................                20                19


      Contributed capital ...................................................................           195,931           193,127
      Retained earnings .....................................................................            15,919             7,879
                                                                                                ---------------   ---------------
               Total stockholders' equity ...................................................           212,009           201,167
                                                                                                ---------------   ---------------
                                                                                                $       539,590   $       530,966
                                                                                                ===============   ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                        ---------------------------    ----------------------------
                                                                            1999           2000            1999            2000
                                                                        ------------   ------------    ------------    ------------
Revenues, net
    Funeral .........................................................   $     29,083   $     29,665    $     93,411    $     94,932
    Cemetery ........................................................         11,387         10,359          31,400          34,596
                                                                        ------------   ------------    ------------    ------------
                                                                              40,470         40,024         124,811         129,528
Costs and expenses
    Funeral .........................................................         21,991         24,871          66,161          75,392
    Cemetery ........................................................          8,440          8,527          23,319          26,308
                                                                        ------------   ------------    ------------    ------------
                                                                              30,431         33,398          89,480         101,700
                                                                        ------------   ------------    ------------    ------------
    Gross profit ....................................................         10,039          6,626          35,331          27,828
General and administrative expenses .................................          2,202          4,237           6,915           9,106
Impairment/losses on assets held for sale or sold ...................           --           12,449            --            12,449
                                                                        ------------   ------------    ------------    ------------
    Operating income (loss) .........................................          7,837        (10,060)         28,416           6,273
Interest expense, net ...............................................          3,145          3,562          10,105          10,716
Financing cost of company-obligated securities of
     Carriage Services Capital Trust ................................          1,641          1,641           2,151           4,922
                                                                        ------------   ------------    ------------    ------------
      Total interest and financing costs ............................          4,786          5,203          12,256          15,638
    Income (loss) before income taxes and
         extraordinary item .........................................          3,051        (15,263)         16,160          (9,365)
Provision (benefit) for income taxes ................................          1,312         (4,212)          6,949          (1,386)
                                                                        ------------   ------------    ------------    ------------
    Income (loss) before extraordinary item .........................          1,739        (11,051)          9,211          (7,979)
Extraordinary item:
    Loss on early extinguishment of debt, net of
         income tax benefit of $151 .................................           --             --              (200)           --
                                                                        ------------   ------------    ------------    ------------
Net income (loss) ...................................................          1,739        (11,051)          9,011          (7,979)
Preferred stock dividend requirements ...............................             25             20              78              61
                                                                        ------------   ------------    ------------    ------------
    Net income (loss) available to common stockholders ..............   $      1,714   $    (11,071)   $      8,933    $     (8,040)
                                                                        ============   ============    ============    ============

Basic earnings per share:

    Net income (loss) before extraordinary item .....................   $       0.11   $      (0.69)   $       0.58    $      (0.50)
    Extraordinary item ..............................................   $       --     $       --      $      (0.01)   $       --
                                                                        ------------   ------------    ------------    ------------
    Net income (loss) ...............................................   $       0.11   $      (0.69)   $       0.57    $      (0.50)
                                                                        ============   ============    ============    ============

Diluted earnings per share:
    Net income (loss) before extraordinary item .....................   $       0.11   $      (0.69)   $       0.57    $      (0.50)
    Extraordinary item ..............................................   $       --     $       --      $      (0.01)   $       --
                                                                        ------------   ------------    ------------    ------------
    Net income (loss) ...............................................   $       0.11   $      (0.69)   $       0.56    $      (0.50)
                                                                        ============   ============    ============    ============
Weighted average number of common and common
  equivalent shares outstanding:

    Basic ...........................................................         15,906         16,084          15,864          16,030
                                                                        ============   ============    ============    ============

    Diluted .........................................................         15,983         16,084          16,049          16,030
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

                            CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                                            FOR THE NINE MONTHS
                                                                                                             ENDED SEPTEMBER 30,
                                                                                                          -------------------------
                                                                                                             1999           2000
                                                                                                          ----------     ----------
Cash flows from operating activities:

   Net income (loss) .................................................................................    $    9,011     $   (7,979)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and Amortization ..................................................................        12,044         14,161
      Loss on early extinguishment of debt, net of income taxes ......................................           200           --
      Loss on sale of business assets ................................................................          --            1,349
      Impairment on assets held for sale .............................................................          --           11,100
      Provision for losses on accounts receivable ....................................................         3,294          4,004
      Deferred income taxes ..........................................................................         2,161          1,675
                                                                                                          ----------     ----------
           Net cash provided by operating activities before
           changes in assets and liabilities .........................................................        26,710         24,310
   Changes in assets and liabilities, net of effects from acquisitions:
      (Increase) in accounts receivables .............................................................        (7,003)        (5,496)
      (Increase) in inventories and other current assets .............................................        (1,486)          (160)
      (Increase) decrease in deferred charges and other ..............................................        (1,185)           323
      Increase (decrease) in accounts payable ........................................................          (703)           375
      Increase in accrued liabilities ................................................................         3,474          1,303
      (Decrease) in preneed liabilities ..............................................................        (3,190)        (2,160)
                                                                                                          ----------     ----------
               Net cash provided by operating activities .............................................        16,617         18,495

Cash flows from investing activities:

   Prearranged funeral costs .........................................................................        (5,695)        (2,830)
   Purchase of note receivable .......................................................................          --             (566)
  Acquisitions, net of cash acquired .................................................................       (37,551)        (1,516)
  Proceeds from sale of business assets ..............................................................          --            2,199
  Capital expenditures ...............................................................................       (13,405)        (9,472)
                                                                                                          ----------     ----------
               Net cash used in investing activities .................................................       (56,651)       (12,185)

Cash flows from financing activities:

  Proceeds from long-term debt .......................................................................       133,357         34,943
  Payments on long-term debt and obligations under capital leases ....................................      (180,866)       (34,415)
  Payment of acquisition-related obligation ..........................................................          --           (3,297)
  Proceeds from issuance of common stock .............................................................           659            500
  Proceeds from issuance of company-obligated mandatorily
    redeemable convertible preferred securities ......................................................        89,881           --
  Payment of preferred stock dividends ...............................................................           (78)           (61)
  Payment of deferred debt charges and other .........................................................        (1,934)           (71)
                                                                                                          ----------     ----------
               Net cash provided (used) by financing activities ......................................        41,019         (2,401)

Net increase in cash and cash equivalents ............................................................           985          3,909
Cash and cash equivalents at beginning of period .....................................................         2,892          2,517
                                                                                                          ----------     ----------
Cash and cash equivalents at end of period ...........................................................    $    3,877     $    6,426
                                                                                                          ==========     ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest and financing costs .........................................................    $   11,578     $   17,680
                                                                                                          ==========     ==========
  Cash paid for income taxes .........................................................................    $    7,499     $      530
                                                                                                          ==========     ==========
  Non-cash consideration for acquisitions ............................................................    $    1,914     $     --
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

                             CARRIAGE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

(a)  The Company

   Carriage Services, Inc., ("Carriage" or the "Company") is the fourth largest publicly-traded provider of products and services in the death care industry in the United States. As of September 30, 2000, the Company owned and operated 176 funeral homes and 42 cemeteries in 31 states.

(b)  Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three and nine months ended September 30, 1999 and 2000 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in the Company's report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

   (e) Accounting Changes

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which, as amended, is to be implemented for the fourth quarter of 2000, and applied retroactively to the first three quarters of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, in consultation with the Commission, have agreed to certain changes in the manner in which cemetery preneed sales and costs are recorded. The changes that are meaningful to the Company are a change from recording cemetery merchandise and service revenue, and their related costs at the time the contract is executed, to the period in which they are delivered. The industry participants are continuing to review the application of the Staff Accounting Bulletin with the Commission as it relates to the manner in which we record preneed trusts and related trust earnings and costs. All accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, they may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed activities. We anticipate discussions to be finalized and the financial impact calculated during the fourth quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first three quarters' financial statements as well as proforma adjustments to the prior year comparative financial statements.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and which was amended by SFAS No. 138, to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $50 million to hedge against rising interest rates on its variable rate long-term debt. The swaps, which have a fair value of $1.4 million and $2.2 million at September 30, 2000 and December 31, 1999, respectively, are currently carried off-balance sheet, but will be recorded as an asset when the Company implements SFAS 133 in its first quarter of 2001.

   The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be a reduction in the period of amortization of Names and Reputations, which Carriage has been amortizing over 40 years.

2. ACQUISITIONS

            Acquisition activities have virtually ceased within the publicly traded companies in the deathcare industry, including the Company. During the nine months ended September 30, 2000, the Company's new business acquisition activities were limited to a long-term agreement to manage a municipal cemetery. Acquisition adjustments, primarily related to contingent consideration, were made during the first nine months of 2000 for certain acquisitions completed in prior years. Fifteen funeral homes and fourteen cemeteries were acquired during the nine months ended September 30, 1999. These acquisitions have been accounted for by the purchase method, and their results of operations are included in the accompanying consolidated financial statements from the dates of acquisition.

The effect of the above acquisitions on the Consolidated Balance Sheets was as follows:

                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                                                              (IN THOUSANDS)
Current assets, net of cash acquired ...............     $  9,682      $ (1,712)
Cemetery property ..................................        4,215          --
Property, plant and equipment ......................       12,386            14
Deferred charges and other noncurrent assets .......          907           249
Names and reputations ..............................       17,325         3,474
Current liabilities ................................       (2,200)         (140)
Other liabilities ..................................       (2,850)         (369)
                                                         --------      --------
     Total acquisitions ............................       39,465         1,516

Consideration:
Debt ...............................................        1,914          --

Common stock issued ................................         --            --
                                                         --------      --------
     Cash used for acquisitions ....................     $ 37,551      $  1,516
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

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)

Revenues, net ........................................ $  135,707   $  129,712
Net income before income taxes and extraordinary item      15,589       (9,522)
Net income available to common stockholders ..........      8,608       (8,174)
Earnings per common share:
     Basic ...........................................       0.54        (0.51)
     Diluted .........................................       0.55        (0.51)

3. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States (table in thousands).

                                                                        FUNERAL         CEMETERY        CORPORATE      CONSOLIDATED
                                                                      ------------    ------------    ------------     ------------
External revenues:
      Nine months ended September 30, 2000 .......................    $     93,516    $     36,012            --       $    129,528
      Nine months ended September 30, 1999 .......................          91,707          33,104            --            124,811
Profit and Loss before extraordinary item:
      Nine months ended September 30, 2000 .......................    $      3,392    $      3,723    $    (15,094)    $     (7,979)
      Nine months ended September 30, 1999 .......................          15,189           5,345         (11,323)           9,211
Total Assets:
      September 30, 2000 .........................................    $    384,510    $    130,317    $     16,139     $    530,966
      September 30, 1999 .........................................         384,940         128,057          14,228          527,225

4. ASSETS HELD FOR SALE

   During the third quarter of 2000, management identified certain underperforming funeral home and cemetery businesses for possible sale. Two funeral home businesses with a carrying value of $3.5 million were sold for cash during the third quarter resulting in a loss of $1.3 million. Additionally, eight funeral home businesses and three cemetery businesses with a carrying value of approximately $16.6 million were segregated and classified as assets held for sale, net of impairment charges of $11.1 million and liabilities to reduce the carrying value to net realizable value. The impairment charges were based on management's best estimate of net proceeds, and the ultimate proceeds received may differ.


5. LONG-TERM DEBT

   During September 2000, the Company restructured its existing credit facility, decreasing the line of credit from $260 million to $100 million, changing certain financial covenants and ratio calculations, and narrowing the pricing grid which determines the applicable borrowing margin for LIBOR and prime rate borrowings. The credit facility is unsecured and has a remaining term of approximately four years.

   In November 2000, the Company amended the Note Purchase Agreement under which it previously issued $110 million of senior notes. The amendments changed certain financial covenants and ratio calculations, and included terms requiring proceeds from asset dispositions to be applied pro rata with other senior debt to reduce outstanding principal on the senior notes.

   The most significant changes to the debt covenants relate to the following:

   o Flexibility in the minimum net worth requirement to allow for restructuring charges to reduce the minimum net worth requirement;

   o The addition of a ratio of debt to earnings before interest, taxes, depreciation and amortization, which becomes more restrictive over time; and

   o The addition of a provision limiting acquisitions above a certain size without prior approval.

6.    COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Carriage is a leading provider of death care services and products in the United States. Historically, our focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions. That focus resulted in a track record of growth from acquisition opportunities; high standards of service, operational and financial performance; and an infrastructure containing measurement and management systems. This focus included institutionalizing internal training, internal growth, and making quality initiatives an integral part of the culture. As previously announced for 2000, the operating focus was revised to emphasize increasing operating cash flow and growth through strategies that do not require investment of new capital.

   During the third quarter of 2000, we initiated a major restructuring program termed "Fresh Start" in response to the current industry environment and deterioration of the Company's operating results this year. The program began with a review of the funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under the Company debt agreements. The principal elements of Fresh Start include downsizing the corporate organization, changing the operating leadership, changing the preneed funeral marketing strategy, stratifying by performance the funeral home and cemetery portfolios, implementing action plans to improve underperforming businesses, disposing of some underperforming businesses, reviewing the carrying basis of other underperforming businesses, and modifying financial covenants with lenders to facilitate the execution of Fresh Start.

   Many of the elements of Fresh Start are well underway. During the month of September, there was a considerable downsizing of the Houston corporate support staff, and the corporate headquarters were moved to more modest facilities. The preneed funeral strategy was changed from a national, centralized strategy to a local decentralized strategy, whereby each business will have a program customized to its local needs which will be managed by the local funeral home manager. As a result, the national preneed funeral sales organization was eliminated and funeral preneed trust investments are in the process of being consolidated with one trustee. Changes in personnel were also made at the senior management level in the funeral home and cemetery operating segments.

   As a result of the initial review of the funeral home and cemetery portfolios, the businesses were divided into two groups: core and underperforming. At the conclusion of the initial review, we made the decision to sell ten funeral home businesses and three cemetery businesses. The Company recorded impairment charges and related losses for the sale of two of the businesses totaling $12.4 million. Our continued assessment of the underperforming properties may result in additional impairment losses in the fourth quarter, which may be material.

   Working directly with the Company's banks and senior note holders, we were able to modify the financial covenants on the debt to allow for all elements of Fresh Start to be executed and any adjustments resulting from the adoption of SAB 101 to be made.

RESULTS OF OPERATIONS

   Income from operations, which the Company defines as earnings before interest and income taxes, decreased, as a percentage of net revenues, from 19.4% for the third quarter of 1999 to (25.1)% for the third quarter of 2000. This decrease was due largely to asset impairment charges and losses on sale totaling approximately $12.4 million and other nonrecurring charges totaling approximately $1.8 million. Excluding the impairment charges and other nonrecurring charges, income from operations for the third quarter 2000 was 10.5% of net revenue. Gross margins for the funeral homes decreased from 24.4% in the third quarter of 1999 to 16.2% in the third quarter of 2000, while revenues increased 2%. As a percentage of cemetery net revenues, cemetery gross profit was 17.7% in the third quarter of 2000 compared to 25.9% in the third quarter in 1999. Revenues and gross profits from cemeteries decreased 9% and 38%, respectively, in the third quarter of 2000 compared to the same period in 1999.

   The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 1999 and 2000. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations." Operations acquired or opened during either period being compared are referred to as "acquired operations."

   FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,          CHANGE
                                         ------------------  ------------------
                                          1999      2000     AMOUNT     PERCENT
                                         -------   -------   -------    -------
                                                (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations ........   $28,834   $28,753   $   (81)   (0.3%)
          Acquired operations ........       249       912       663       *
                                         -------   -------    ------
                    Total net revenues   $29,083   $29,665       582     2.0%
                                         =======   =======    ======
Gross profit:
          Existing operations ........   $ 7,070   $ 4,633   $(2,437)   (34.5%)
          Acquired operations ........        22       161       139       *
                                         -------   -------    ------
                    Total gross profit   $ 7,092   $ 4,794   $(2,298)   (32.4%)
                                         =======   =======    ======
--------------------
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                    CHANGE
                                                                          -------------------------     --------------------------
                                                                             1999           2000          AMOUNT          PERCENT
                                                                          ----------     ----------     ----------      ----------
                                                                                           (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .......................................     $   86,438     $   82,489     $   (3,949)           (4.6%)
          Acquired operations .......................................          6,973         12,443          5,470               *
                                                                          ----------     ----------      ----------
                    Total net revenues ..............................     $   93,411     $   94,932     $    1,521             1.6%
                                                                          ==========     ==========      ==========
Gross profit:
          Existing operations .......................................     $   25,087     $   16,853     $   (8,234)          (32.8%)
          Acquired operations .......................................          2,163          2,687            524               *
                                                                          ----------     ----------      ----------
                    Total gross profit ..............................     $   27,250     $   19,540     $   (7,710)          (28.3%)
                                                                          ==========     ==========      ==========

---------
*  Not meaningful.

   Total funeral net revenues for the three months ended September 30, 2000 increased $582,000 or 2.0% over the three months ended September 30, 1999. The higher net revenues reflect an increase of $663,000 in net revenues from acquired operations and a decrease of $81,000 in net revenues from existing operations. Total funeral net revenues for the nine months ended September 30, 2000 increased $1.5 million or 1.6% over the nine months ended September 30, 1999. The higher net revenues reflect an increase of $5.5 million in net revenues from acquired operations and a decrease in net revenues of $3.9 million from existing operations. The number of funeral service calls for existing operations was relatively unchanged in comparing the three months ended September 30, 2000 to the three months ended September 30, 1999, and was 4.3% lower in comparing the nine month periods ended September 30, 2000 to 1999. The average revenue per call declined 0.3% for each of the three and nine month periods in 2000 to 1999.

   Total funeral gross profit for the three months ended September 30, 2000 decreased $2.3 million or 32.4% over the comparable three months of 1999. The decrease was largely impacted by higher salary and casket costs in 2000 and adjustments to previously recorded field incentive compensation in the 1999 quarter. The lower total gross profit reflected an increase of $139,000 from acquired operations and a decrease in gross profit from existing operations of $2.4 million. Total funeral gross profit for the nine months ended September 30, 2000 decreased $7.7 million or 28.3% over the comparable nine months of 1999. The higher total gross profit reflected an increase of $524,000 from acquired operations and decrease of $8.2 million from existing operations. Total gross margin decreased from 24.4% for the third quarter of 1999 to 16.2% for the third quarter of 2000 and decreased from 29.2% for the first nine months of 1999 to 20.6% for the first nine months of 2000.

   CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,                     CHANGE
                                                                          -------------------------     --------------------------
                                                                             1999           2000          AMOUNT         PERCENT
                                                                          ----------     ----------     ----------      ----------
                                                                                          (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .......................................     $   11,340     $    9,382     $   (1,958)          (17.3%)
          Acquired operations .......................................             47            977            930               *
                                                                          ----------     ----------      ----------
                    Total net revenues ..............................     $   11,387     $   10,359     $   (1,028)           (9.0%)
                                                                          ==========     ==========      ==========
Gross profit:
          Existing operations .......................................     $    2,914     $    1,797     $   (1,117)          (38.3%)
          Acquired operations .......................................             33             35              2               *
                                                                          ----------     ----------      ----------
                    Total gross profit ..............................     $    2,947     $    1,832     ($   1,115)          (37.8%)
                                                                          ==========     ==========      ==========

---------
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                   CHANGE
                                                                          -------------------------     --------------------------
                                                                             1999           2000          AMOUNT         PERCENT
                                                                          ----------     ----------     ----------      ----------
                                                                                           (DOLLARS IN THOUSANDS)
Net revenues:
          Existing operations .......................................     $   25,844     $   23,265     $   (2,579)          (10.0%)
          Acquired operations .......................................          5,556         11,331          5,775               *
                                                                          ----------     ----------      ----------
                    Total net revenues ..............................     $   31,400     $   34,596     $    3,196            10.2%
                                                                          ==========     ==========      ==========
Gross profit:
          Existing operations .......................................     $    6,591     $    5,743     $     (848)          (12.9%)
          Acquired operations .......................................          1,490          2,545          1,055               *
                                                                          ----------     ----------      ----------
                    Total gross profit ..............................     $    8,081     $    8,288     $      207             2.6%
                                                                          ==========     ==========      ==========

---------
*  Not meaningful.

   Total cemetery net revenues for the three months ended September 30, 2000 decreased $1.0 million over the three months ended September 30, 1999 and total cemetery gross profit decreased $1.1 million over the comparable three months of 1999. The lower net revenues reflect an increase of $0.9 million in net revenues from acquired operations and a decrease of $2.0 million in revenues from existing operations. Total cemetery net revenues for the nine months ended September 30, 2000 increased $3.2 million over the nine months ended September 30, 1999, and total cemetery gross profit increased $207,000 over the comparable nine months of 1999. Total gross margin decreased from 25.8% for the three months ended September 30, 1999 to 17.7% for the three months ended September 30, 2000. Total gross margin decreased from 25.7% for the nine months ended September 30, 1999 to 24.0% for the nine months ended September 30, 2000. The lower gross margins in 2000 are due to lower amounts from preneed sales in the current year, which generally carry a higher gross margin.

   OTHER.

   General and administrative expenses for the three and nine month periods ended September 30, 2000 increased $2.0 million and $2.2 million over the respective three and nine month periods of 1999. The increase for the periods consists primarily of severance charges related to the termination of certain officers and employees in the third quarter of 2000 (including $1.1 million related to a former executive officer), and other nonrecurring expenses related to the move of the Company's home office, the Company's e-commerce initiative and costs related to preparing for adoption of SAB 101.

   Interest expense and other financing costs for the nine months ended September 30, 2000 increased $3.4 million over the first nine months of 1999 due to borrowings to fund acquisitions during 1999, and the restructuring of the Company's debt during mid-1999 to reflect longer maturities, carrying higher rates.

   Preferred stock dividends of $61,000 were subtracted from the $8.0 million of net loss in computing the net loss attributable to common stockholders. The reduction in preferred stock dividends from 1999 to 2000 was due to conversions of preferred stock to common stock.

   For the nine months ended September 30, 2000, the Company provided for income tax benefits on the pre-tax loss at a combined state and federal rate of 14.8% compared with a provision for income taxes on pre-tax income of 43% for the same period in 1999. The effective rate recorded in the current year is lower due to the impact of nondeductible costs, primarily nondeductible goodwill amortization, which reduce the pre-tax loss in 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $6.4 million at September 30, 2000, representing an increase of $3.9 million from December 31, 1999. For the nine months ended September 30, 2000, cash provided by operations was $18.5 million as compared to cash provided by operations of $16.6 million for the nine months ended September 30, 1999. The increase in net cash provided by operating activities was largely due to a decrease in the growth of receivables, inventory and preneed funeral costs. Cash used in investing activities was $12.2 million for the nine months ended September 30, 2000 compared to $56.7 million for the first nine months of 1999, due to the cessation of acquisitions during the current year.

   In the first nine months of 2000, cash flow used by financing activities amounted to approximately $2.4 million, primarily due to payments to prior owners on acquisition related obligations.

   Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of September 30, 2000, the Company had 1,182,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

       Prior to September 15, 2000, the Company had a credit facility with a group of banks for a $260 million revolving line of credit. During September 2000, we reduced the credit facility to $100 million and amended certain restrictive covenants and financial ratio calculations, and narrowed the pricing grid which determines the applicable borrowing margin for LIBOR and prime rate borrowings. The credit facility is unsecured and has a remaining term of approximately four years. We have the ability under the credit facility to increase total debt outstanding to as much as 60 percent of total capitalization. As of September 30, 2000, $53.0 million was outstanding under the credit facility and our debt to total capitalization was 39 percent.

   During November 2000, we also amended the Note Purchase Agreement under which we had previously issued $110 million of senior private notes. The amendments changed certain financial covenants and ratio calculations, and include terms requiring proceeds from asset dispositions to be applied pro rata with other senior debt to reduce outstanding principal on the senior private notes.

     The most significant changes to the debt covenants relate to the following:

            o Flexibility in the minimum net worth requirement to allow for restructuring charges to reduce the minimum net worth requirement;
            o The addition of a ratio of debt to earnings before interest, taxes, depreciation and amortization, which becomes more restrictive over time; and
            o The addition of a provision limiting acquisitions above a certain size without prior approval.

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

ACCOUNTING CHANGES

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which, as amended, is to be implemented for the fourth quarter of 2000, and applied retroactively to the first three quarters of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, in consultation with the Commission, have agreed to certain changes in the manner in which cemetery preneed sales and costs are recorded. The changes that are meaningful to the Company are a change from recording cemetery merchandise and service revenue, and their related costs at the time the contract is executed, to the period in which they are delivered. The industry participants are continuing to review the application of the Staff Accounting Bulletin with the Commission as it relates to the manner in which we record preneed trusts and related trust earnings and costs. All accounting changes are not expected to result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize. However, they may have a material impact on our consolidated financial statements and on the manner in which we record certain preneed activities. We anticipate discussions to be finalized and the financial impact calculated during the fourth quarter of 2000. Implementation, using the new accounting guidance, would include adjustments to the first three quarters' financial statements as well as proforma adjustments to the prior year comparative financial statements.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and which was amended by SFAS No. 138, to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $50 million to hedge against rising interest rates on its variable rate long-term debt. The swaps, which have a fair value of $1.4 million and $2.2 million at September 30, 2000 and December 31, 1999, respectively, are currently carried off-balance sheet, but will be recorded as an asset when the Company implements SFAS 133 in its first quarter of 2001.

   The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be a reduction in the period of amortization of Names and Reputations, which Carriage has been amortizing over 40 years.

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

   (1) Achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation, amortization and other non-cash charges, controlling capital expenditures to budgeted levels, collecting accounts receivable and reducing preneed funeral costs.

   (2) Achieving the Company's revenue goals also is affected by the volume and prices of the products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, while in other markets prices will be lowered. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

   (3) Revenue also is affected by the level of prearranged sales in both current and prior periods. The level of prearranged sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, as well as changes in commission practices and contractual terms. Future revenue will also be affected by the Company's recent decision to eliminate its national preneed sales and marketing organization and to manage future preneed activities at the local business level.

   (4) In addition to the factors discussed above, financial performance may be affected by other important factors, including the following:

       (a) The ability of the Company to retain or attract key personnel.
       (b) The amount and rate of growth in the Company's general and administrative expenses.
       (c) Changes in interest rates, which can increase or decrease the amount the Company pays on borrowings with variable rates of interest.
       (d) The Company's debt covenants, such as the debt-to-capital ratio, debt-to-EBITDA ratio, and the fixed charge coverage ratio.

       (e) Availability and related terms of debt and equity financing to fund operating needs.
       (f) The impact on the Company's financial statements of accounting charges that may result from the Company's evaluation of its business strategies, asset valuations and organizational structures as part of the Fresh Start restructuring program.
       (g) The amount of net proceeds actually realized on assets held for sale.
       (h) Changes in government regulation, including tax rates and their effects on corporate structure.
       (i) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).
       (j) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
       (k) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization periods for long-lived intangible assets and revenue or cost recognition in the preneed cemetery or funeral business.

   The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10.1 -- Amendment No. 3 to Credit Agreement by and among the Company and Bank of America, N.A. and the lenders identified therein, dated as of September 15, 2000.

*10.2 -- Amendment No. 1 to Note Purchase Agreement, by and between the Company and the senior note holders identified therein, dated as of November 6, 2000.

*11.1 -- Statement regarding computation of per share earnings.

*12   -- Calculation of Ratio of Earnings to Fixed Charges

*27.1 -- Financial Data Schedule.
---------
(*) Filed herewith.

(b)  Reports on Form 8-K

   None.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CARRIAGE SERVICES, INC.

November 14, 2000                               /s/ Thomas C. Livengood
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