Form 10-K
period 2000-12-31
CARRIAGE SERVICES INC
filed 2001-04-02
CIK 1016281

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                        COMMISSION FILE NUMBER: 1-11961
                            ------------------------

                            CARRIAGE SERVICES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     76-0423828
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
  1900 Saint James Place, 4th Floor,                          77056
              Houston, TX                                   (Zip Code)
    (Address of principal executive
               offices)

              Registrant's telephone number, including area code:

                                 (713) 332-8400
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                      Class A Common Stock, $.01 Par Value
                                (Title Of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                           --------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Class A Common Stock) of the Registrant as of March 19, 2001 was approximately $30,000,000.
                           --------------------------

    The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of March 19, 2001 was 14,718,393 and 1,792,720 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement in connection with the 2001 annual meeting of shareholders, incorporated in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements made by the management of Carriage Services, Inc. (the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include the following: Carriage's inability to sell businesses and properties held for sale for their carrying value, to maintain or increase free cash flow from operations, or to achieve internal growth from our businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changing consumer preferences; competition in our markets; Carriage's inability to maintain operating ratios within the limits set out within our financing arrangements; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Carriage throughout 2001.

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

(1) Maintaining or achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation, amortization and other non-cash charges, controlling capital expenditures to budgeted levels, collecting accounts receivable and reducing preneed costs.

(2) Achieving the Company's revenue goals is affected by the volume and prices of the products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are aggressive, and the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, while in other markets prices will be lowered. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the capabilities of the local operating staff, the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

(3) Revenue also is affected by the level of preneed sales in both current and prior periods. The level of preneed sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, as well as changes in marketing approach, commission practices and contractual terms. Future revenue will also be affected by the Company's recent decision to eliminate the national preneed sales and marketing organization and to manage future preneed activities at the local business level.

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

    (d) The ability of the Company to stay within the limits of the credit ratios set out in the debt covenants, such as the debt-to-capital ratio, debt-to-EBITDA ratio, and the fixed charge coverage ratio.

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

    (h) Changes in government regulations, including tax rates and their effects on corporate structure.

    (i) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).

    (j) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

    (k) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization periods and asset carrying values for long-lived intangible assets.

    The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Carriage is a leading provider of death care services and products in the United States. As of December 31, 2000, we operated 172 funeral homes and 38 cemeteries in 31 states. Carriage provides a complete range of services relating to funerals, burials and cremations, including the use of funeral homes and motor vehicles, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. From 1993 to 1999, the Company grew rapidly as a result of a high level of acquisition activity. In 1999, growth slowed and the level of acquisition activity was sharply curtailed to allow Carriage to focus on the improvement of operating results. From 1996 to 2000, net revenues increased from $40.3 million to $162.6 million. From 1996 to 1999, operating income increased from $4.7 million to $29.8* million, and diluted earnings per common share from continuing operations increased from a loss of $.09 to earnings of $.39*. Fiscal 2000 was a transitional year including a decline in operating profitability, the adoption of a substantially changed accounting method for preneed cemetery sales, and the implementation of a multi-element "Fresh Start" restructuring program which is intended to improve financial and operating performance. As a result of these factors, the 2000 earnings per share fell to $.06* from operations before special charges and cumulative effect of accounting changes to a loss of $8.23 per share including these special charges and the accounting change. *Financial results, net of tax benefit, pro forma restatement for change in accounting principle and exclude special charges and extraordinary item.

    Since Carriage's formation in 1991, we have focused on distinguishing ourselves from our competitors by developing an employee-driven organization that emphasizes: (i) providing the highest level of personalized service to client families, (ii) comprehensive employee training, (iii) a decentralized management structure, and (iv) location management incentive compensation which shares the benefits of location profitability above predetermined levels. Concerns regarding the financial stability and deteriorating fundamentals of the deathcare industry caused a decline in the number of acquisitions and the prices that we were willing to pay for acquisition opportunities beginning in 1999. We acquired 48 funeral homes and 7 cemeteries for consideration of $159 million in 1998, and 17 funeral homes and 14 cemeteries for consideration of $45 million in 1999. In 2000, the Company's new business acquisition activities were limited to a long-term agreement to manage a municipal cemetery and the purchase of one additional funeral home.

    In response to the changing industry environment, we initiated, in July 2000, a review of our funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under Carriage's credit agreements. As a result, Carriage launched, in September 2000, a multi-faceted, restructuring program called "Fresh Start". During the last two quarters of 2000, we eliminated a large portion of our administrative and general overhead by executing new operating strategies under new leadership. Organizational changes have been implemented in our funeral home operations and Carriage has negotiated new supply arrangements with our major preneed funeral insurance and casket providers. Carriage's preneed funeral strategy has now changed from a national, centralized strategy to a unique, local, decentralized strategy whereby each local business will have a program customized to its needs and managed by the local funeral home manager. The cemetery organization has been substantially streamlined, and there is now singular responsibility and accountability for both sales and operations. Our human resources strategy is to high-grade our personnel, which will include promoting, recruiting, and training top-quality managers and leaders to replace those who are not able to perform up to our Fresh Start standards. We conducted a rigorous review of the businesses we own and stratified the funeral homes and cemeteries into three groups: a healthy core group, an underperforming group, and a group that we intend to sell. Impairment and other special charges totaling $102.3 million were recorded in connection with Fresh Start. One critical element of Fresh Start was to modify our financial covenants with our banks and insurance company lenders so that we could execute all elements of our plan, including any expected adjustments to Carriage's cemetery revenues, earnings and net worth resulting from the adoption of the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We believe that implementation of this restructuring program "Fresh Start" will enhance our ability to effectively compete, since our infrastructure is now better suited for a non-acquisition environment.

    Carriage was incorporated in Delaware on December 29, 1993, and became a public reporting company in August 1996. Our principal executive office is located at 1900 Saint James Place, 4th Floor, Houston, Texas 77056, and our telephone number is (713) 332-8400.

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

    HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 23,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Approximately 25% of the 2000 United States death care industry revenues are represented by Carriage and the three largest publicly traded domestic death care companies.

    BARRIERS TO ENTRY. Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that act as a barrier for those wishing to enter an existing market. Heritage and tradition afford an established funeral home or cemetery a local franchise and provide the opportunity for repeat business. Other difficulties faced by entities desiring to enter a market include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of cemetery land in certain urban areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace.

    STABILITY. The death rates in the United States are relatively stable. The number of deaths in the United States has increased at a compounded rate of approximately 1% since 1980. While the number of deaths typically varies from year to year by 1-2%, industry studies show that the average age of the population is increasing. Because of the relative stability, individual funeral home business failures are uncommon. As a result, ownership of independent funeral home and cemetery businesses generally has not experienced significant turnover and the aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

    CONSOLIDATION. Until 1999, the industry experienced a trend toward consolidation of independent death care operations with a few large, primarily publicly owned death care providers that sought to benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. The trend resulted principally from increased regulation, a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, and a desire for liquidity. An active acquisition market for funeral homes and cemeteries provided a source of potential liquidity that was not as readily available to individual owners in the past. The consolidation trend has decelerated since 1999, and the number of companies actively pursuing acquisitions has significantly declined. Some of the consolidators, including Carriage, are now facing financial pressure and high debt levels as a result of paying too much for businesses that are not performing as expected. Each of these consolidators is currently selling selected properties and other assets in order to reduce their debt levels.

    CLUSTERED OR COMBINED OPERATIONS. The death care industry has also witnessed a trend by companies to cluster their funeral home and cemetery operations. Clusters refer to funeral homes and/or cemeteries that are grouped together in a geographical region. Clusters can provide a company with the ability to generate cost savings through the sharing of personnel, vehicles and other resources. Firms also are increasingly combining funeral home and cemetery operations at a single site to allow cross-marketing opportunities and for further cost reductions through shared resources. The ability to offer the full range of products and services at one location or to cluster funeral home and cemetery operations and cross-market the full range of death care services is believed to be a cost advantage which tends to increase the profitability of both the funeral home and cemetery.

    PRENEED MARKETING. In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "preneed" basis by some death care providers who have developed sophisticated marketing organizations to actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing, in advance, a fixed price and type of service, and the elimination of the emotional strain of making death care plans at the time of need. Effective marketing of preneed products and services provides a backlog of future business. We believe sales of preneed products and services, including cemetery and interment rights and prearranged funeral services, are purchased primarily by people between the ages of 50 and 80. In 2000, we modified our preneed funeral sales marketing from a nationwide sales program to a sales program, which is controlled, on a market-by-market basis, and managed by the local funeral home manager.

    CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 26% of the United States burial market in 2000 and are projected at 36% for 2010, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation, historically, has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete service package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

    Our business strategy for the near term is to emphasize increasing operating cash flow and growth through strategies that do not require investment of new capital. We plan to systematically reduce our debt, and improve our leverage ratios over the next two years, with net proceeds from dispositions and discretionary operating cash flow.

    "FRESH START" RESTRUCTURING PROGRAM. During the third quarter of 2000, Carriage initiated a multi-faceted restructuring program termed "Fresh Start" in response to the changing industry environment and deterioration of the Company's operating results during the year. The program began with a review of the funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under the Company's credit agreements. Key elements of "Fresh Start" are as follows:

    GOALS AND PRINCIPAL ELEMENTS. The two-year goals for the restructuring program, announced in November, 2000, were to (1) restore credibility to our operating and consolidation model; (2) increase and better align our earnings and cash flow; (3) restore market value credibility to our balance sheet;
(4) reduce our debt; and (5) re-access the capital markets. The principal elements of "Fresh Start" included the downsizing of our corporate organization, changing our operating leadership, changing our preneed funeral marketing strategy, stratifying by performance the funeral home and cemetery portfolios, implementing action plans to improve underperforming businesses, disposing of some underperforming businesses, reviewing and adjusting the carrying basis of other underperforming businesses, and the modification of financial covenants with lenders to facilitate the execution of the program.

    PROGRAM IMPLEMENTATION. Downsizing of our corporate organization was completed in the fourth quarter of 2000 and has resulted in the elimination of a large portion of our operating and administrative overhead. Our infrastructure is now better suited for a non-acquisition environment, and we are executing our new operating strategies under new leadership.

    The new operating leadership is widely dispersed from major divisions to individual locations, and we have recruited top-quality managers and leaders to replace those who were not able to perform up to our "Fresh Start" standards. Offering incentives to our new local leadership has become an important part of our Human Resources strategy. We have begun a new Funeral Home Partnership program designed to foster market share growth by establishing realistic short and long-term business plans and performance goals that are balanced with attractive short and long-term rewards.

    Our preneed funeral strategy has also changed significantly. We have gone from a national, centralized strategy to a local, decentralized strategy in which each business will have a program customized to its local needs. Accordingly, we have eliminated the national funeral sales organization and consolidated most existing preneed investments with one trustee. This enabled us to substantially downsize the Houston administrative support infrastructure and relocate our smaller corporate staff to more modest facilities.

    In reviewing our funeral home and cemetery portfolios, we divided all of our locations into two main groups: a healthy core group, which represents the majority of our revenues and cash flow, and a second underperforming group. There is a smaller third group that consists of businesses that we have targeted for sale. After completing this stratification, we then established new performance standards consistent with our mission of "Becoming the Best". No longer will we allow the success of our best businesses, managers and employees to be unfairly diluted by the underperformance of our weaker businesses. Where there are local market share losses or leadership problems, specific action plans have been designed to deal with underperforming properties. These action plans included the decision to sell the businesses that cannot meet our new standards. During the last two quarters of 2000, Carriage sold properties for a total consideration of $4.8 million. Additional properties are targeted for sale in 2001. The carrying value of the businesses targeted for sale were written down to the estimated net realizable value.

    As the final element of "Fresh Start" we modified the financial covenants with our banks and insurance lenders so that we could execute all elements of the plan. Notwithstanding the difficult industry environment, we received strong support from our lenders for initiating an aggressive, pro-active plan of action.

    OPERATING STRATEGY. While our strategies have changed, our mission to become the best funeral and cemetery service organization in the industry has not. Key elements of our operating strategy that complement the restructuring program include the following:

    PERSONALIZED SERVICE. We believe that providing personalized service results in increased customer satisfaction, increased market share, more motivated employees and consistently higher levels of profitability. We have placed a great deal of emphasis upon communicating to our employees the linkage between personalized service, customer satisfaction, market share increases and profitability throughout the organization.

    EMPLOYEE TRAINING. Beginning in late 1997, we made a significant commitment of financial and human resources to a company-wide training effort. The training is designed to improve the management of and communication among employees and to develop personalized service that will be of value to clients. In training employees to deliver personalized service, we emphasize employee listening and communication skills in working towards the goal of uniquely memorializing the life of an individual. We completed the initial phase of this program in 1999 and have been focusing on integrating the concepts and practices of our training program into our operations. We believe that this long-term investment in our employees will, over time, lead to increased market share, resulting in higher profitability.

    ENHANCED INFORMATION SYSTEMS. We utilize an integrated computer system linked to all of our funeral homes to monitor and access critical operating and financial data in order to analyze the performance of individual locations on a timely basis and institute corrective action if necessary. The Internet is used as a medium to internally disseminate information between locations.

    HIGH STANDARDS OF PERFORMANCE. We continually establish targets to emphasize and enhance customer service and operational and financial performance. These standards are designed to identify management's expectations for high achievement in these three key performance areas and are communicated to employees through our extensive training programs.

    QUALITY REVIEW MANAGEMENT SYSTEMS. We have developed quality based management systems, which operate, within our decentralized management structure. These systems involve quantifiable customer survey input in addition to operational and financial measurement of performance. With the assistance of our training staff, these systems are being implemented at the local level under the direction of our regional vice presidents and regional managers. These leaders provide an additional level of operational support and feedback to our local managers.

    INCENTIVE COMPENSATION. We have established a compensation structure that is designed to create and maintain an ownership mentality to align overall compensation to our performance objectives. Local management is awarded meaningful cash bonuses or other rewards for achieving specified service, operational and financial performance objectives. We have also historically had stock option programs, which awarded options to full-time employees based upon the performance of their local businesses. As a result, many management and full-time employees have the opportunity to increase their personal net worth through strong local and corporate performance.

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

    RATIONALIZATION OF OUR PRENEED FUNERAL SALES PROGRAM. We have developed a productive preneed funeral sales program during the last three years that is expected to provide significant benefits for years into the future. This program has not been developed, however, without significant costs. Preneed sales frequently require an immediate cash outlay by the seller to fund commissions and promotional expenditures. Beginning in 2000, we began selling insurance funded contracts in most markets that allows us to earn commission income and improve our cash flow. Beginning in 2001, we revised our commission structure and have redirected our efforts toward only those markets that we truly believe will benefit from a preneed program, using primarily on-staff funeral directors to market the program.

    ACQUISITION STRATEGY. Since 1999, acquisitions by consolidators of independent funeral homes and cemeteries have virtually ceased throughout the deathcare industry, including Carriage Services, as the focus has changed to improving cash flow and operating results. We believe that consolidation can work in this industry, but only if acquisition prices are substantially lower than we experienced during the last few years and we are highly selective in the locations acquired.

    Our acquisition strategy, since inception, is demonstrated in the table below:

                                                                               FUNERAL
YEAR                                                      CONSIDERATION        HOMES(1)   CEMETERIES(2)
----                                                  ----------------------   --------   -------------
                                                      (DOLLARS IN THOUSANDS)
1992................................................         $ 11,832             14            2
1993................................................           13,843             11            1
1994................................................            9,153              9            1
1995................................................           12,191              8            0
1996................................................           68,181             38            7
1997................................................          118,260             44           10
1998................................................          158,661             48            7
1999................................................           44,434             17           14
2000................................................            1,983              1            1
                                                             --------            ---           --
                                                             $438,538            190           43
                                                             ========            ===           ==

------------------------

(1) Eighteen of these funeral homes were subsequently sold or merged with other Carriage operations prior to December 31, 2000.

(2) Carriage subsequently sold five of these cemeteries prior to December 31, 2000.

    IMPAIRMENTS AND ASSET DISPOSITION STRATEGY. In connection with Fresh Start, as previously stated, a review was performed of the businesses that we own and those businesses were stratified into three groups: core, underperforming and targeted for sale. Long-term cash flow forecasts were prepared to determine whether we would recover our investment through operations on the underperforming properties. In those instances in which our investment in a business exceeded the estimated future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaled $51 million for the underperforming businesses that we will continue to operate. An estimate of the net realizable value was determined for those businesses targeted for sale to determine whether we could expect to recover our investment from the sale of those businesses. Where the investment exceeded the fair value less costs to sell, an impairment charge was recorded for the deficiency, which totaled approximately $30 million in the aggregate, reducing our investment in businesses targeted for sale to approximately $10 million. Sales of businesses during the latter half of 2000 generated $4.8 million in proceeds.

    For the year 2000, the underperforming group generated 31% of funeral home revenue and 28% of field level cash flow; and the targeted for sale group 8% of revenues and 4% of cash flow.

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

    FUNERAL HOME OPERATIONS. As of December 31, 2000, Carriage operated 172 funeral homes in 30 states. Funeral home revenues accounted for approximately 80% and 78% of our net revenues for each of the years ended December 31, 1999 and 2000, respectively. The funeral home operations are managed by a team of experienced death care industry professionals as well as selected region-level individuals with related experience in other service industries. See Note 14 to the consolidated financial statements for segment data related to funeral home operations.

    Our funeral homes offer a complete range of services to meet families' funeral needs, including consultation, the removal and preparation of cremains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and religious services and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location, reducing inconvenience to the family.

    CEMETERY OPERATIONS. As of December 31, 2000, we operated 38 cemeteries in 14 states. Cemetery revenues accounted for approximately 20% and 22% of our net revenues for each of the years ended December 31, 1999 and 2000, respectively.

    Carriage's cemetery products and services include interment services, the rights to interment in cemetery sites (including gravesites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights, memorials and installation, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise and perpetual care trusts.

    At the beginning of the fourth quarter of 2000 Carriage Services, along with others in the industry, implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101--"Revenue Recognition in Financial Statements" (SAB 101). The most significant impact of adopting SAB 101 is the deferral of revenue and related expenses for cemetery merchandise and services until they are delivered instead of recognizing them at the time of sale, as we did previously. Income earned on merchandise and services funds in trust are also deferred until delivery occurs. As a result of the new accounting method, the company now has deferred cemetery revenue of approximately $100 million as of December 31, 2000, which will be recognized in future periods. Implementation of SAB 101 had the pro forma effect of reducing revenues by $9.8 million and pre-tax income by $5.1 million or $0.21 per diluted share for the full year 2000, compared to $13.6 million and $7.4 million or $0.30 per diluted share for 1999. Included in the Statement of Operations for 2000 is a charge in the amount of $59.7 million, before taxes, relating to the cumulative effect of the change in accounting principle in connection with the implementation of SAB 101. The SAB 101 accounting changes have had no effect on cash flow. See Note 14 to the consolidated financial statements for segment financial data related to cemetery operations.

    PRENEED PROGRAMS. In addition to sales of funeral merchandise and services, cemetery interment rights and cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services, in accordance with prices prevailing at the time the contract is signed, rather than when the products and services are delivered. Preneed contracts permit families to eliminate the emotional strain of making death care plans at the time of need and enable Carriage to establish a portion of our future market share. Proceeds from the sale of preneed funeral contracts are not recognized as revenue until the time the funeral service is performed.

    Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases. During the early part of 2000, we shifted our focus from the sale of trust-funded contracts to the sale of insurance funded contracts. The shift toward insurance products will improve the Company's cash flow and reduce the costs associated with the administration of trust accounts.

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

    In the fourth quarter of 2000, Carriage eliminated our national and regional preneed funeral marketing organizations and assigned responsibility for preneed sales to the local funeral home manager. Preneed funeral sales are only emphasized in those markets that are most competitive. Preneed cemetery sales are overseen by the regional operating management. As of December 31, 2000, we employed a staff of 290 advance-planning representatives for the sale of preneed products and services, which represents an increase of 215% since 1996, but a reduction from the 405 employed at the end of 1999.

    Carriage sold 9,814 and 8,064 preneed funeral contracts in the years ended December 31, 1999 and 2000, respectively. At December 31, 2000, we had a backlog of 89,391 preneed funeral contracts to be delivered in the future. Preneed cemetery sales are usually financed through interest bearing installment sales contracts, generally with terms of up to five years. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount has been collected. Merchandise and services revenue is recorded when delivery has occurred. Costs related to the generation of the preneed contracts and delivery of the products and services are recognized concurrent with the related revenue. We always receive an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience.

    Cemetery revenues that originated from preneed contracts represented approximately 51% and 59% of Carriage's net cemetery revenues for the year 1999 on a pro forma basis assuming the retroactive adoption of the change in accounting method, and the year 2000, respectively.

COMPETITION

    The operating and acquisition environment in the death care industry has been highly competitive. Our publicly traded competitors are Service Corporation International, The Loewen Group, Inc. and Stewart Enterprises, Inc. In addition, a number of smaller companies have been active in acquiring funeral homes and cemeteries. However, as previously discussed, acquisition activity has now virtually ceased as most of the large death care companies, including Carriage, are currently restructuring as a result of high-priced and low-performing acquisitions that created financial difficulties.

    Our funeral home and cemetery operations generally face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time.

    We also face competition from companies that market products and related information over the Internet, as well as non-traditional casket stores in certain markets. We have felt little impact from these competitors to date.

TRUST FUNDS AND INSURANCE CONTRACTS

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

    PRENEED FUNERAL TRUSTS AND INSURANCE CONTRACTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred from the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over the expected timing of the performance of the services related to the preneed funeral sales. The related assets and deferred revenue are reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust and insurance contracts was approximately $218.2 million and $229.5 million as of December 31, 1999 and 2000, respectively.

    PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $33.0 million and $37.5 million as of December 31, 1999 and 2000, respectively.

    PERPETUAL CARE TRUSTS. In certain states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income earned is recognized in current revenues as trust earnings. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balance is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $30.1 million and $29.4 million as of December 31, 1999 and 2000, respectively.

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

EMPLOYEES

    As of December 31, 2000, the Company and its subsidiaries employed 2,186 employees, of whom 1,209 were full-time and 977 part-time. Included in the total number of employees are 290 advance planning representatives. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

ITEM 2. PROPERTIES

    At December 31, 2000, we operated 172 funeral homes and 38 cemeteries in 31 states. Carriage owns the real estate and buildings for 75% of our funeral homes and leases facilities for the remaining 25%. Carriage owns 33 cemeteries and operates 5 cemeteries under long-term contracts with municipalities at December 31, 2000. Ten funeral homes are operated in combination with cemeteries. The 38 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 129,000 and 111,000 at December 31, 1999 and 2000, respectively. In addition, approximately 750 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

    The following table sets forth certain information as of December 31, 2000, regarding Carriage's funeral homes and cemeteries by state:

                                                                  NUMBER OF              NUMBER OF
                                                                FUNERAL HOMES           CEMETERIES
                                                             --------------------   -------------------
STATE                                                         OWNED     LEASED(1)    OWNED     MANAGED
-----                                                        --------   ---------   --------   --------
Alabama....................................................      2          0           0         0
California.................................................     16          2           4         0
Connecticut................................................      6          4           0         0
Florida....................................................      6          4           6         3
Georgia....................................................      4          3           0         0
Idaho......................................................      6          1           3         0
Illinois...................................................      0          6           1         0
Indiana....................................................      3          3           2         0
Iowa.......................................................      4          0           0         0
Kansas.....................................................      8          0           0         0
Kentucky...................................................     11          4           1         0
Maryland...................................................      0          1           0         0
Massachusetts..............................................      7          0           0         0
Michigan...................................................      3          2           0         0
Missouri...................................................      0          1           0         0
Montana....................................................      1          0           0         0
Nevada.....................................................      2          0           2         1
New Jersey.................................................      3          2           0         0
New Mexico.................................................      1          0           0         0
New York...................................................      3          1           0         0
North Carolina.............................................      1          1           1         0
Ohio.......................................................      9          3           0         1
Oklahoma...................................................      1          0           1         0
Oregon.....................................................      0          0           1         0
Rhode Island...............................................      4          0           0         0
South Carolina.............................................      4          0           4         0
Tennessee..................................................      4          1           0         0
Texas......................................................     12          1           6         0
Virginia...................................................      4          1           1         0
Washington.................................................      3          1           0         0
West Virginia..............................................      1          1           0         0
                                                               ---         --          --         --
Total......................................................    129         43          33         5
                                                               ===         ==          ==         ==

------------------------

(1) The leases, with respect to these funeral homes, have remaining terms ranging from two to fifteen years, and, generally, we have a right of first refusal on any proposed sale of the property where these funeral homes are located.

    Carriage's corporate headquarters occupy approximately 32,500 square feet of leased office space in Houston, Texas.

    At December 31, 2000, we operated 704 vehicles, of which 682 are owned and 22 are leased.

    The specialized nature of our business requires that our facilities be well maintained. Management believes that this standard is met.

ITEM 3. LEGAL PROCEEDINGS

    Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Carriage's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

1999                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................  $ 29.25    $13.125
Second Quarter..............................................  $ 23.00    $15.188
Third Quarter...............................................  $ 19.00    $  7.75
Fourth Quarter..............................................  $ 8.375    $ 4.625

2000
------------------------------------------------------------
First Quarter...............................................  $6.1875    $ 3.875
Second Quarter..............................................  $ 4.625    $ 2.625
Third Quarter...............................................  $  3.25    $1.5625
Fourth Quarter..............................................  $2.3125    $1.0625

    As of March 19, 2001, there were 14,718,393 shares of Carriage's Class A Common Stock and 1,792,720 shares of the Class B Common Stock outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of Common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 250 stockholders of record. We believe there are approximately 4,000 beneficial owners of the Class A Common Stock.

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

    During December 2000, the Company's Board of Directors authorized the issuance of an aggregate of 365,915 shares of our Class A Common Stock to executive officers and other key employees of the Company, as bonus grants in recognition of their performance in 2000, payable in 2001. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in issuing the stock.

ITEM 6. SELECTED FINANCIAL DATA

    The income statement data presented hereunder for the years 1996 through 1999 was prepared using the accounting principles employed prior to the implementation of SAB 101 which was effective January 1, 2000.

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Revenue, net:
Funeral....................................  $37,445    $64,888    $ 92,965   $125,264   $ 127,261
Cemetery...................................    2,903     12,533      23,876     43,203      35,345
                                             -------    -------    --------   --------   ---------
Total net revenues.........................   40,348     77,421     116,841    168,467     162,606
                                             -------    -------    --------   --------   ---------
Gross profit:
Funeral....................................    6,804     16,484      28,036     35,539      26,891
Cemetery...................................      362      2,899       6,288     10,945       5,285
                                             -------    -------    --------   --------   ---------
Total gross profit.........................    7,166     19,383      34,324     46,484      32,176
General and administrative expense.........    2,474      5,277       7,581      9,265      10,256
Special and other charges..................       --         --          --      2,500     102,250
                                             -------    -------    --------   --------   ---------
Operating income (loss)....................    4,692     14,106      26,743     34,719     (80,330)
Interest expense, net......................   (4,347)    (5,889)     (9,720)   (17,358)    (20,705)
Other income...............................       --         --          --      2,000          --
                                             -------    -------    --------   --------   ---------
Income (loss) before income taxes..........      345      8,217      17,023     19,361    (101,035)
Provision (benefit) for income taxes.......      138      3,726       7,490      8,474      (8,032)
                                             -------    -------    --------   --------   ---------
Net income (loss) before extraordinary item
  and cumulative effect of the change in
  accounting principle.....................      207      4,491       9,533     10,887     (93,003)
Extraordinary item, net....................     (498)      (195)         --       (200)         --
Cumulative effect of the change in
  accounting, net..........................       --         --          --         --     (38,993)
                                             -------    -------    --------   --------   ---------
Net income (loss)..........................     (291)     4,296       9.533     10,687    (131,996)
Preferred stock dividends..................      622        890         606         93          81
                                             -------    -------    --------   --------   ---------
Net income (loss) available to common
  stockholders.............................  $  (913)   $ 3,406    $  8,927   $ 10,594   $(132,077)
                                             =======    =======    ========   ========   =========
Earnings (loss) per share
Basic:
Continuing operations......................  $  (.09)   $   .35    $    .67   $    .68   $   (5.80)
Extraordinary item.........................     (.10)      (.02)         --       (.01)         --
Cumulative effect of the change in
  accounting principle.....................       --         --          --         --       (2.43)
                                             -------    -------    --------   --------   ---------
Basic earnings (loss) per share............  $  (.19)   $   .33    $    .67   $    .67   $   (8.23)
                                             =======    =======    ========   ========   =========
Diluted:
Continuing operations......................  $  (.09)   $   .34    $    .65   $    .67   $   (5.80)
Extraordinary item.........................     (.10)      (.02)         --       (.01)         --
Cumulative effect of the change in
  accounting principle.....................       --         --          --         --       (2.43)
                                             -------    -------    --------   --------   ---------
Diluted earnings (loss) per share..........  $  (.19)   $   .32    $    .65   $    .66   $   (8.23)
                                             =======    =======    ========   ========   =========

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1996       1997       1998       1999       2000
                                             --------   --------   --------   --------   ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
Pro forma amounts assuming the change in
  accounting is applied retroactively:
Income (loss) before extraordinary item....  $   207    $ 2,999    $  6,673   $  6,078   $ (93,003)
Basic earnings per share...................  $  (.09)   $   .21    $    .46   $    .38   $   (5.80)
Diluted earnings per share.................  $  (.09)   $   .20    $    .44   $    .37   $   (5.80)
Net income (loss)..........................  $  (291)   $ 2,804    $  6,673   $  5,878   $(131,996)
Basic earnings per share...................  $  (.19)   $   .19    $    .46   $    .36   $   (8.23)
Diluted earnings per share.................  $  (.19)   $   .18    $    .44   $    .36   $   (8.23)
Weighted average number of common and
  common equivalent shares outstanding:
Basic......................................    4,869     10,226      13,315     15,875      16,056
                                             -------    -------    --------   --------   ---------
Diluted....................................    4,869     10,485      13,808     16,136      16,056
                                             =======    =======    ========   ========   =========
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period.............       76        120         166        182         172
Cemeteries at end of period................       10         20          27         41          38
Funeral services performed during period...    7,181     12,131      16,881     22,869      23,150
Preneed funeral contracts sold.............    3,760      4,020       6,481      9,814       8,031
Backlog of preneed funeral contracts.......   22,925     34,797      57,185     83,754      89,391
Depreciation and amortization..............  $ 3,629    $ 7,809    $ 11,444   $ 16,992   $  21,407
BALANCE SHEET DATA:
Working capital............................  $ 5,089    $ 5,823    $ 11,546   $ 22,185   $  13,892
Long-term debt, net of current
  maturities...............................   42,733     21,553     212,972    178,942     176,662
Redeemable preferred stock.................   17,251     13,951       1,673     91,026      91,100
Shareholders' equity.......................  $57,043    $98,565    $200,394   $212,009   $  77,237

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Carriage is a leading provider of death care services and products in the United States. Our historical focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions (although this activity was curtailed significantly in 2000). That focus has resulted in high standards of service, operational performance, and an infrastructure containing measurement and management systems. The operating focus for 1999 included institutionalizing internal training, internal growth, and making quality initiatives introduced in 1998 an integral part of the culture. In 2000, the operating strategy was dramatically shifted to focus upon increasing operating cash flow. In September 2000, we launched a multi-faceted, restructuring program, called "Fresh Start", which is designed to increase financial and operating performance, improve cash flow, reduce debt, and assist Carriage in fulfilling our mission of being the highest quality funeral and cemetery service organization in the industry. Many elements of this program have already been completed.

    The implementation of SAB 101 retroactively effective with the beginning of the year 2000 had a significant impact on our operating results, particularly on the accounting for cemetery revenues and costs. The accounting changes are summarized as follows:

(1) Preneed sales of interment rights (burial property)--Revenue and all costs are now recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate". This method provides that revenue is recognized in the period in which the customer's cumulative payments equal or exceeds 10% of the contract price related to the interment right. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

(2) Preneed sales of merchandise--Revenue and all costs are now recognized when the merchandise is delivered. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

(3) Preneed sales of cemetery service fees (primarily openings and closings of burial property and installations of markers)--Revenue and all costs are deferred until the service is performed. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

(4) Earnings on cemetery merchandise and services trusts--The trust earnings are deferred until the underlying merchandise is delivered or the service is performed. Previously the earnings were recognized as they were earned on the trust investments.

(5) Preneed cemetery trust funds--Previously, cemetery trust funds were netted against preneed liabilities on the balance sheet. The amount of these trusts, beginning January 1, 2000, are included in the non-current asset section of the balance sheet.

(6) Preneed funeral contracts and deferred preneed funeral contract revenue--The amount of the preneed funeral contracts receivable, the amount of the funds deposited in trust and the amount of life insurance contracts are recognized as an asset on the balance sheet titled "Preneed funeral contracts". The amount of the preneed funeral contracts is also recognized in the liability section of the balance sheet titled "Deferred preneed funeral contracts revenue". Previously, these assets and liabilities were not recorded on the balance sheet.

    The following table presents selected financial data for the years 1996 through 1999 on a pro forma basis assuming the application of the change in accounting principle at the beginning of the earliest year presented:

                                                                        PRO FORMA
                                                        -----------------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                          1996       1997       1998       1999
                                                        --------   --------   --------   --------
                                                                     (IN THOUSANDS)
Revenue, net:
Funeral...............................................  $37,445    $64,539    $ 92,184   $123,921
Cemetery..............................................    2,903      9,251      16,908     30,975
                                                        -------    -------    --------   --------
Total net revenues....................................   40,348     73,790     109,092    154,896
                                                        -------    -------    --------   --------
Gross profit:
Funeral...............................................    6,804     16,184      27,623     34,529
Cemetery..............................................      362        903       2,301      4,556
                                                        -------    -------    --------   --------
Total gross profit....................................    7,166     17,087      29,924     39,085
General and administrative expense....................    2,474      5,277       7,581      9,265
Special and other charges.............................       --         --          --      2,500
                                                        -------    -------    --------   --------
Operating income......................................    4,692     11,810      22,343     27,320
Interest expense, net.................................   (4,347)    (5,889)     (9,720)   (17,358)
Settlement of Litigation..............................       --         --          --      2,000
                                                        -------    -------    --------   --------
Income before income taxes............................      345      5,921      12,623     11,962
Provision for income taxes............................      138      2,922       5,950      5,884
                                                        -------    -------    --------   --------
Net income before extraordinary item..................      207      2,999       6,673      6,078
Extraordinary item, net...............................     (498)      (195)         --       (200)
                                                        -------    -------    --------   --------
Income (loss) after extraordinary item................     (291)     2,804       6,673      5,878
Preferred stock dividends.............................      622        890         606         93
                                                        -------    -------    --------   --------
Net income (loss) available to common stockholders....  $  (913)   $ 1,914    $  6,067   $  5,785
                                                        =======    =======    ========   ========

    All of the following 1996 through 1999 amounts, and comparisons thereto in the Overview, Results of Operations and Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 sections, have been adjusted for the pro forma effect of applying the change in accounting to those periods for comparability. The principal reason for the change between the revenues and gross profits when comparing the results for the year ended December 31, 2000, to the historical results for the year ended December 31, 1999 is the implementation of SAB 101.

    Income from operations, which we define as earnings before special and other charges, interest and income taxes increased, as a percentage of net revenues, from 11.6% in 1996, to 16.0% in 1997, to 20.5% in 1998, and decreased to 19.3%
in 1999. Income from operations, as a percentage of net revenues, for the year ended December 31, 2000, decreased to 13.5%. Gross margins for funeral homes increased from 25.1% in 1997 to 30.0% in 1998 and decreased to 27.9% in 1999 and to 21.1% in 2000. As a percentage of cemetery net revenues, cemetery gross profit increased from 9.8% in 1997, to 13.6% in 1998, to 14.7% in 1999, and to 15.0% in 2000.

    We have experienced significant growth since the end of 1996 when we owned 86 facilities. We acquired 54 facilities in 1997, 55 facilities in 1998, 31 facilities in 1999 and two additional facilities in 2000. In a deliberate and managed process, we increased personnel and related infrastructure as a function of the increase in our revenue run-rate. As a consequence, general and administrative expenses increased from $2.5 million in 1996; to $5.3 million in 1997; to $7.6 million in 1998; to $9.3 million in 1999, excluding the special charge of $2.5 million; and to $10.3 million in 2000, excluding the special and other charges totaling $102.3 million. However, general and administrative expenses, as a percentage of revenues over these periods, were 6.1% in 1996, 7.1% in 1997, 6.9% in 1998, 6.0% in 1999, exclusive of the special charge, and 6.3% in 2000, exclusive of the special and other charges. The additional personnel filled critical roles in expanding the geographic coverage of both operations and preneed sales and marketing activities, as well as the financial, data processing and administrative functions needed to support the growing number of locations operating in a decentralized management fashion with timely financial and management information. During this time we restructured and expanded the preneed funeral and cemetery sales organization significantly.
A key element of the "Fresh Start" program was the subsequent downsizing of our corporate organization, which was completed during the fourth quarter of 2000. A significant percentage of this overhead reduction related to the elimination of our national preneed funeral sales organization whose costs had been previously capitalized.

    During 1997, we acquired 44 funeral homes and ten cemeteries for an aggregate consideration of approximately $118 million. We acquired 48 funeral homes and seven cemeteries during 1998 for approximately $159 million. During 1999, we acquired 17 funeral homes and 14 cemeteries for an aggregate consideration of approximately $45 million. We funded these acquisitions through cash flow from operations, additional borrowings under our credit facilities and issuance of preferred and common stock. During 1999, we reduced the price we were willing to pay for businesses as compared to the two most recent years, which resulted in a decline in acquisitions and related spending for 1999. In 2000, acquisition activity was limited to one funeral home and a long-term agreement to manage a municipal cemetery.

    By the middle of 2000 it became clear that we were losing market share in certain of our markets and costs were not being reduced where we were losing business. As part of our Fresh Start program, a rigorous review of the funeral home and cemetery businesses was conducted during the third and fourth quarter of 2000, and our businesses was stratified into three groups: core, underperforming and targeted for sale. An estimate of the fair value less costs to sell was determined for each of the businesses that are categorized as targeted for sale. Impairment charges aggregating approximately $29.3 million are included in special and other charges in the 2000 Statement of Operations for those businesses targeted for sale to reduce the carrying value to the estimated fair value less costs to sell. Proceeds on sales of businesses during the second half of 2000 totaled approximately $4.8 million.

Long-term cash flow forecasts were prepared to evaluate the carrying value for those businesses categorized as underperforming. In those instances in which our investment in the long-lived assets of particular businesses was determined to exceed estimated future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaling $51 million are also included in Special and other charges in the 2000 Statement of Operations for the businesses that are categorized as underperforming.

    For the year 2000 in our funeral segment, the core group represented 61% of funeral home revenues and 68% of field level cash flow; the underperforming group 31% of revenues and 28% of cash flow; and the sold and targeted for sale group 8% of revenues and 4% of cash flows.

    In the 2000 Statement of Operations, other items included in Special and other charges, that totaled $18.4 million, consists of costs related to employee termination severance costs as a result of downsizing the corporate organization, accruals for office closures, write-offs of other assets and adjustments to depreciation and amortization that resulted from restructuring actions. Special charges totaling $7.5 million are included in accrued liabilities at December 31, 2000, substantially all of which are expected to be paid by December 31, 2001.

    Because a substantial portion of the impairment charges were recorded against Names and Reputations at the end of the third quarter and the beginning of the fourth quarter, the amount on the balance sheet was reduced from $229.2 million at June 30, 2000 to $166.6 million at December 31, 2000. Amortization of Names and Reputations for the fourth quarter was $1.0 million, or $.06 per basic and diluted share, versus $1.5 million or $.09 per basic and diluted share recorded in each of the first three quarters of 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1998          1999
                                                              (PRO FORMA)   (PRO FORMA)     2000
                                                              -----------   -----------   --------
Total revenues, net.........................................     100.0%        100.0%      100.0%
Total gross profit..........................................      27.4          25.2        19.8
General and administrative expenses.........................       6.9           6.0         6.3
Operating income, excluding special charges.................      20.5          19.2        13.5
Interest expense, net.......................................       8.9          11.2        12.7
Net income before extraordinary item, special charges and
  cumulative effect of the change in accounting principle...       6.1           5.5         0.6

    The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   --------
Funeral homes at beginning of period........................      120         166        182
Acquisitions................................................       48          17          1
Divestitures and merger of existing funeral homes...........        2           1         11
                                                                -----       -----      -----
Funeral homes at end of period..............................      166         182        172
                                                                =====       =====      =====
Cemeteries at beginning of period...........................       20          27         41
Acquisitions................................................        7          14          1
Divestitures................................................       --          --          4
                                                                -----       -----      -----
Cemeteries at end of period.................................       27          41         38
                                                                =====       =====      =====

    The following is a discussion of Carriage's results of operations for 1998, 1999, and 2000. For purposes of this discussion, funeral homes and cemeteries owned and operated for the entirety of each year being compared are referred to as "existing operations". Operations acquired or opened during either year being compared are referred to as "acquired operations".

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    FUNERAL HOME SEGMENT. The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 1999 and 2000:

                                                               YEAR ENDED
                                                              DECEMBER 31,             CHANGE
                                                          --------------------   -------------------
                                                            1999
                                                          PRO FORMA     2000      AMOUNT    PERCENT
                                                          ---------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Net revenues............................................  $123,921    $127,261   $ 3,340       2.7%
                                                          ========    ========   =======
Gross profit............................................  $ 34,529    $ 26,891   $(7,638)    (22.1)%
                                                          ========    ========   =======

    Existing operations performed 504 (2.5%) fewer services in 2000, compared to 1999, at an average price that was $12 higher than 1999, resulting in a decrease in revenue of $2,481,000 from 2000 to 1999. Acquired operations provided an increase in revenue of $5,869,000, and there was a decrease in revenue in comparing 2000 to 1999 of $1,245,000 because of businesses that were sold or discontinued during the period.

    The impact on field level revenues by the three groups was as follows:

                                                                        AVERAGE
                                                          NUMBER OF   REVENUE PER        REVENUES
2000 INCREASE (DECREASE) AS COMPARED TO 1999              SERVICES      SERVICE         (IN 000'S)
--------------------------------------------              ---------   -----------   -------------------
                                                              %            %           $          %
Core....................................................     1.8           0.9        1,688       2.7
Underperforming.........................................    (9.0)          0.5       (3,208)     (8.5)
Targeted for sale.......................................    (6.9)         (6.0)        (961)    (12.9)

    Gross profit decreased from 1999 to 2000 primarily because of the operating results of the underperforming and targeted for sale groups and higher operating costs that were not passed through in way of higher prices to the consumer. Within our existing businesses, the decline in gross profit was very pronounced in the underperforming and targeted for sale groups. Higher operating costs occurred in the form of casket and merchandise price increases, insurance increases, as well as general inflation in salaries and wages. Additionally, depreciation and amortization were higher in 2000, compared to 1999.

    CEMETERY SEGMENT. The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 1999 and 2000:

                                                                 YEAR ENDED
                                                                DECEMBER 31,             CHANGE
                                                            --------------------   -------------------
                                                              1999
                                                            PRO FORMA     2000      AMOUNT    PERCENT
                                                            ---------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Net revenues..............................................   $30,975    $35,345     $4,370      14.1%
                                                             =======    =======     ======
Gross profit..............................................   $ 4,556    $ 5,285     $  729      16.0%
                                                             =======    =======     ======

    Cemeteries acquired in 1999 and 2000 contributed additional revenues of approximately $4 million and attributed to the majority of the increase in gross profit.

    OTHER

    General and administrative expenses for the year ended December 31, 2000, increased $1.0 million or 10.7% over 1999. As a percentage of net revenues, general and administrative expenses increased from 6.0% in 1999 to 6.3% in 2000.

    Interest expense for the year ended December 31, 2000, increased
$3.3 million or 19.3% over 1999 resulting from higher financing costs and interest rates, and higher debt levels resulting from the prior year acquisitions.

    Special and other charges for the year ended December 31, 2000 were $102.3 million as discussed in the previous Overview section compared to $2.5 million for the year ended December 31, 1999. The 1999 Special and other charges related to compensation charges in connection with contract extensions to certain top executive officers.

    Other income in 1999 relates to the reduction of a previously estimated liability related to a lawsuit which was settled. There was no other income recorded during 2000.

    Preferred dividends of $93,000 for 1999 and $81,000 for 2000 were subtracted from net income in computing earnings attributable to common stockholders for purposes of computing basic and diluted earnings per common share.

    Carriage provided for income taxes and tax benefits on income before income taxes and extraordinary item at a combined state and federal tax rate of 43.8% and 7.9% for the years ended December 31, 1999 and 2000, respectively. Amortization of names and reputations related to certain acquisitions, which is nondeductible, is the primary cause of our effective rate exceeding the combined federal and state statutory income tax rates in 1999. The sale of properties in 2000 generated substantial losses for income tax purposes. The low tax rate for the year 2000 is due to the limitation on the tax benefit, of those losses, to the amount that can reasonably be expected to be refunded in the foreseeable future from carrybacks of the tax loss.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    FUNERAL HOME SEGMENT. The following table sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 1998 and 1999:

                                                              YEAR ENDED
                                                             DECEMBER 31,             CHANGE
                                                          -------------------   -------------------
                                                            1998       1999      AMOUNT    PERCENT
                                                          --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations...................................  $79,954    $ 82,993   $ 3,039       3.8%
  Acquired operations...................................   13,011      42,271    29,260         *
                                                          -------    --------   -------
Total net revenues......................................  $92,965    $125,264   $32,299      34.7%
                                                          =======    ========   =======
Gross profit:
  Existing operations...................................  $23,767    $ 23,387   $  (380)     (1.6)%
  Acquired operations...................................    4,269      12,152     7,883         *
                                                          -------    --------   -------
Total gross profit......................................  $28,036    $ 35,539   $ 7,503      26.8%
                                                          =======    ========   =======

------------------------

* Not meaningful.

    As a result of Carriage's rapid growth, existing operations represented only 66% of the total funeral revenues and only 66% of the total funeral gross profit for the year ended December 31, 1999.

Total funeral net revenues for the year ended December 31, 1999, increased
$32.3 million or 34.7% over 1998. The higher net revenues reflect an increase of $29.3 million in net revenues from acquired operations and an increase in net revenues of $3.0 million or 3.8% from existing operations. For existing operations there was a 2.6% increase in the average revenue per funeral service, and a 1.2% increase in the number of funeral services performed.

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

    CEMETERY SEGMENT. The following table sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 1998 and 1999:

                                                               YEAR ENDED
                                                              DECEMBER 31,             CHANGE
                                                           -------------------   -------------------
                                                             1998       1999      AMOUNT    PERCENT
                                                           --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Net revenues:
  Existing operations....................................  $20,518    $20,760    $   242       1.2%
  Acquired operations....................................    3,358     22,443     19,085         *
                                                           -------    -------    -------
Total net revenues.......................................  $23,876    $43,203    $19,327      80.9%
                                                           =======    =======    =======
Gross profit:
  Existing operations....................................  $ 5,888    $ 5,080    $  (808)    (13.7)%
  Acquired operations....................................      400      5,865      5,465         *
                                                           -------    -------    -------
Total gross profit.......................................  $ 6,288    $10,945    $ 4,657      74.1%
                                                           =======    =======    =======

------------------------

* Not meaningful.

    As a result of Carriage's rapid growth, existing operations represented approximately 48.1% of cemetery revenues and approximately 46.4% of cemetery gross profit for the year ended December 31, 1999.

    Total cemetery net revenues for the years ended December 31, 1999 increased $19.3 million or 80.9% over 1998 and total cemetery gross profit increased
$4.7 million or 74.1% over 1998. The higher net revenues reflect an increase of $19.1 million in net revenues from acquired operations and a moderate increase in revenues from existing operations. Total gross margin decreased slightly from 26.3% for the year ended December 31, 1998 to 25.3% for the year ended
December 31, 1999. The decrease in gross margin was due primarily to our acquisition of 14 cemeteries during 1999, and increased preneed marketing expenditures.

    OTHER

    During 1999, the Board of Directors authorized new five-year contracts to certain top executive officers. A special compensation charge in the amount of $2.5 million was recorded in general and administration expenses in connection with the contract extensions.

    General and administrative expenses for the year ended December 31, 1999, increased $4.2 million or 55.2% over 1998. The increase was $1.7 million or 22.2% without the special compensation charge. As a percentage of net revenues, general and administrative expenses decreased, without including the special compensation charge, as the expenses were spread over a larger volume of revenue.

    Interest expense for the year ended December 31, 1999, increased
$7.6 million or 79% over 1998 due to higher financing costs and interest rates and increased borrowings for acquisitions.

    All of the Series F redeemable preferred stock, or approximately
$20 million, were converted to Class A common stock by December 31, 1998. Dividends on this preferred stock were 4% per annum. Preferred dividends of $606,000 for 1998 and $93,000 for 1999 were subtracted from net income in computing earnings attributable to common stockholders, for purposes of computing basic and diluted earnings per common share. The reduction in preferred stock dividends from 1998 to 1999 was due to conversions of preferred stock to common stock during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents totaled $3.2 million at December 31, 2000, representing an increase of $693,000 from December 31, 1999. For the year ended December 31, 2000, cash provided by operations was $27.1 million as compared to $17.0 million for the year ended December 31, 1999. The increase in net cash provided by operations was principally a result of a decrease in the growth of receivables, inventory and preneed funeral costs. Cash used in investing activities was $18.5 million for the year ended December 31, 2000 compared to $66.7 million in 1999, primarily due to a slowing in the number of acquisitions in 2000 as compared to the number in 1999. In 2000, cash flow used by financing activities amounted to approximately $8.0 million, primarily due to the payments to prior owners on acquisition related obligations incurred in prior years, and the fees associated with the modification of our financial covenants, a critical element in our "Fresh Start" restructuring program. At December 31, 2000, the Company had additional obligations of contingent payments to prior owners outstanding totaling up to $11.0 million. Approximately half of these obligations are anticipated to be due in the second quarter of 2001 with the remainder due in the first quarter of 2002. Aside from these obligations, for the next two years the Company currently intends to utilize the majority of free cash flow and proceeds from the sale of assets to reduce the amount of debt outstanding and thereby improve credit ratios.

    On June 3, 1999, the Company's subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, with a maturity in 30 years, resulting in approximately $90 million in net proceeds to the Company, of which $77.4 million was used to repay outstanding indebtedness under the Company's credit facility, with the remaining
$12.6 million used for general corporate purposes.

    On July 1, 1999, the Company issued $110 million in senior debt notes and used the proceeds to reduce the amount outstanding under the Company's revolving line of credit. The notes are unsecured, mature in traunches of $25 million in five, $60 million in seven and $25 million in nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

    Historically, we have financed our acquisitions with proceeds from debt and the issuance of common and preferred stock. As of December 31, 1999 and 2000, we had 1,182,500 shares of Series D Preferred Stock issued and outstanding. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06 to $.07 per share depending upon when such shares were issued. The Company may, at its option, redeem all or any portion of the shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, we must redeem all shares of Series D Preferred Stock, then outstanding, at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. During the twelve months ended December 31, 2000, holders of Series D Preferred Stock converted no shares into shares of Class A Common Stock.

    At December 31, 1999, the Company had a credit facility with a group of banks for a $260 million revolving line of credit. On November 6, 2000, we finalized our modified credit agreement to include a reduction in our bank revolving credit facility from $260 million to $100 million. The reduction in the revolving credit capacity reflected our intention to not make any additional large acquisitions and, therefore we did not wish to continue paying a commitment fee for availability that was not going to be used. With
$51.5 million available under our revolving credit facility at March 15, 2001, the Company is currently positioned with adequate financial liquidity. We have no significant maturities until 2004 and expect to have sufficient free cash flow to satisfy or refinance our scheduled maturities as they occur. At
December 31, 2000, the Company's debt to total capitalization was 52.7%.

    The Company's credit facility and Senior Notes modifications included new covenants containing the following: (1) flexibility in the minimum net worth requirement to allow for restructuring charges; (2) the addition of a limit on the maximum ratio of debt to earnings before interest, taxes, depreciation and amortization, which becomes more restrictive over time; and (3) the addition of a provision limiting acquisitions above a certain size without prior approval. While the Company projects that we will be able to stay within our financial covenants, there is no assurance that we will be successful in doing so.

    Similar modifications to the Senior Notes agreements additionally require that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. At December 31, 2000, there was $110 million in principle amount outstanding under these notes. In the first quarter of 2001 prepayments were made in the amount of $1.8 million related to the $2.6 million proceeds from the sales of assets in the fourth quarter of 2000.

    During 2000 the Company modified its approach to marketing preneed funeral contracts to: (1) emphasize insurance products over trust products;
(2) eliminate the national and regional overhead management structure: and
(3) outsource a significant portion of the administration. These changes significantly reduced the cash investment that has historically been required to generate this backlog of business. In 1999, $49.1 million of preneed funeral sales were generated for a cash outlay of $9.5 million. In 2000, $37.9 million of preneed funeral sales were generated for a cash outlay of $6.0 million. In 2001, it is anticipated that both the level of preneed funeral sales and the related cash outlay will be further reduced.

    During the twelve months ended December 31, 2000, the Company incurred approximately $10.5 million in capital expenditures, primarily related to constructing new funeral home facilities at a number of our locations. The Company believes that cash flow from operations and borrowings under the credit facility should be sufficient to fund any acquisitions and anticipated capital expenditures as well as other ongoing operating requirements. During 2000, the Company spent approximately $2 million for the acquisition of a cemetery municipal agreement, one funeral home and other acquisition related activity. Acquisition spending during 2001 is anticipated to be less than the amounts during either of the two preceding years. The Company anticipates that the capital expenditures in 2001 will primarily be limited to those that are required to maintain the revenue capability of its existing businesses. It does not anticipate making significant capital expenditures to grow or enhance new revenue streams or acquire new businesses. Because future cash flows and the availability of financing are subject to a number of variables there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES

    In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which, as amended, was implemented for the fourth quarter of 2000, and applied retroactively to the first three quarters of this fiscal year, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, in consultation with the Commission, have agreed to certain changes in the manner in which cemetery preneed sales and costs are recorded. The change that is most meaningful to the Company is a change from recording cemetery merchandise and service revenue and their related costs at the time the contract is executed, to the period in which they are delivered. These accounting changes do not result in a material change in net cash flows nor the amount of revenues we ultimately expect to realize.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps that have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps, which had a fair value of $2.2 million and $2,341 at December 31, 1999 and December 31, 2000, respectively, are currently carried off-balance sheet, but will be reflected on the balance sheet at fair value when the Company implements SFAS 133 effective January 1, 2001.

POTENTIAL ACCOUNTING CHANGE

    The Financial Accounting Standards Board has issued an exposure draft, which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be the elimination of the amortization of Names and Reputations, which would have an estimated pre-tax impact of approximately $4 million or $.21 per diluted share per year, and testing to determine impairments, if any, for long-lived assets. The final pronouncement may change from the exposure draft.

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

    Carriage is currently exposed to market risk from changes in interest rates. Our variable rate long-term borrowings primarily consist of the $48.5 million outstanding under our $100 million floating rate line of credit maturing in 2004. Any change in the floating rate will cause a change in interest expense. We seek to minimize the risk that interest rates will increase by entering into interest rate swap transactions. As of December 31, 2000, we were engaged in two interest rate swaps in which we exchange the floating rate payments for fixed rate payments at 90-day intervals. The interest rate swaps have a combined notional amount of $30 million, mature in 2003, and have a weighted average fixed rate of 6.048% and a fair value of $2,341 at December 31, 2000. Any decrease in market interest rates, assuming all other things being equal, causes the fair value of our interest rate swaps to decrease. The remainder of Carriage's long-term debt and leases consist of non-interest bearing notes and fixed rate instruments. Any increase in market interest rates causes the fair value of those liabilities to decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by this Item 8 are incorporated under Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1 FINANCIAL STATEMENTS

    The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     35
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................     36
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1999 and 2000..........................     37
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1999 and 2000......     38
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................     39
Notes to Consolidated Financial Statements..................     40

(A) 2 FINANCIAL STATEMENT SCHEDULES

    The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants on Financial
  Statement Schedule........................................     62
Financial Statement Schedule II--Valuation and Qualifying
  Accounts..................................................     63

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

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         3.1            Amended and Restated Certificate of Incorporation, as
                        amended, of the Company. Incorporated herein by reference to
                        Exhibit 3.1 to the Company's Annual Report on Form 10-K for
                        its fiscal year ended December 31, 1996.

         3.2            Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30,
                        1997.

         3.3            Certificate of Decrease, reducing the authorized Series D
                        Preferred Stock. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

         3.4            Certificate of Decrease, reducing the authorized Series F
                        Preferred Stock. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

         3.5            Certificate of Elimination of the Series F Preferred Stock.
                        Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for its fiscal quarter ended
                        June 30, 1999.

         3.6            Certificate of Designation of the Company's Series G Junior
                        Participating Preferred Stock. Incorporated by reference to
                        Exhibit C to the Rights Agreement with American Stock
                        Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company's Form 8-A filed
                        December 29, 2000.

         3.7            Amended and Restated Bylaws of the Company. Incorporated by
                        reference to Exhibit 3.2 to the Company's Registration
                        Statement on Form S-1 (File No. 333-05545).

        *3.8            Amendments to the Bylaws of the Company effective December
                        18, 2000.

         4.1            Certificate of Trust of Carriage Services Capital Trust.
                        Incorporated by reference to Exhibit 4.6 to the Company's
                        Form S-3 Registration Statement No. 333-84141.

         4.2            Amended and Restated Declaration of Trust of Carriage
                        Services Capital Trust, dated June 3, 1999 among the
                        Company, Wilmington Trust Company, Wilmington Trust Company,
                        and Mark W. Duffey, Thomas C. Livengood and Terry E.
                        Sanford. Incorporated by reference to Exhibit 4.7 to the
                        Company's Form S-3 Registration Statement No. 333-84141.

         4.3            Indenture for the Convertible Junior Subordinated Debentures
                        due 2029 dated June 3, 1999 between the Company and
                        Wilmington Trust Company. Incorporated by reference to
                        Exhibit 4.8 to the Company's Form S-3 Registration Statement
                        No. 333-84141.

         4.4            Form of Carriage Services Capital Trust 7% Convertible
                        Preferred Securities. Incorporated by reference to Exhibit
                        4.10 to the Company's Form S-3 Registration Statement
                        No. 333-84141.

         4.5            Form of the Company's Convertible Junior Subordinated
                        Debentures due 2029. Incorporated by reference to Exhibit
                        4.11 to the Company's Form S-3 Registration Statement No.
                        333-84141.

         4.6 Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company's Form S-3
                        Registration Statement No. 333-84141.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         4.7            Common Securities Guarantee, dated June 3, 1999 by Carriage
                        Services, Inc. as Guarantor. Incorporated by reference to
                        Exhibit 4.13 to the Company's Form S-3 Registration
                        Statement No. 333-84141.

         4.8            Amendment No. 1 to Amended and Restated Declaration of Trust
                        of Carriage Services Capital Trust. Incorporated by
                        reference to Exhibit 4.14 to the Company's Form S-3
                        Registration Statement No. 333-84141.

         4.9            Rights Agreement with American Stock Transfer & Trust
                        Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed December 29,
                        2000.

        10.1            Credit Agreement among the Company, Bank of America, N.A.
                        and the other lenders named therein dated June 14, 1999.
                        Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for its fiscal quarter ended
                        June 30, 1999.

        10.2 Registration Rights Agreement, dated June 3, 1999, by and among Carriage Services Capital Trust, Carriage Services,
                        Inc. and Credit Suisse First Boston Corporation. (10.1)

        10.3            Amendment No. 1 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        July 1, 1999. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.

        10.4            Amendment No. 2 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        September 20, 1999. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 1999.

        10.5            Amendment No. 3 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        September 15, 2000. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 2000.

        10.6            Note Purchase Agreement dated July 1, 1999, for Senior Notes
                        Issuable in Series. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 1999.

        10.7            Amendment No. 1 to Note Purchase Agreement dated November 6,
                        2000. Incorporated by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for its quarter
                        ended September 30, 2000.

        10.8            Amended and Restated 1995 Stock Incentive Plan. Incorporated
                        herein by reference to Exhibit 10.23 to the Company's Annual
                        Report on Form 10-K for its fiscal year ended December 31,
                        1996.

        10.9 Amendment No. 2 to 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8
                        Registration Statement No. 333-85961.

        10.10           Amended and Restated 1996 Stock Option Plan. Incorporated
                        herein by reference to Exhibit 10.24 to the Company's Annual
                        Report on Form 10-K for its fiscal year ended December 31,
                        1996.

        10.11 Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form S-8
                        Registration Statement No. 333-85961.

        10.12           Amended and Restated 1996 Directors' Stock Option Plan.
                        Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.13           Amendment No. 1 to 1996 Directors' Stock Option Plan.
                        Incorporated by reference to Exhibit 10.3 to the Company's
                        Form S-8 Registration Statement No. 333-85961.

        10.14           Amendment No. 2 to 1996 Directors' Stock Option Plan.
                        Incorporated by reference to Exhibit 10.4 to the Company's
                        Form S-8 Registration Statement No. 333-85961.

        10.15 1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8
                        Registration Statement No. 333-62593.

        10.16           Employment Agreement with Melvin C. Payne, dated November 8,
                        1999. Incorporated by reference to Exhibit 10.11 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 1999.

        10.17           Employment Agreement with Mark W. Duffey, dated November 8,
                        1999. Incorporated by reference to Exhibit 10.12 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 1999.

        10.18           Employment Agreement with Thomas C. Livengood, dated
                        November 8, 1999. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

        10.19           Employment Agreement with Russell W. Allen, dated November
                        8, 1999. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

       *10.20           Indemnity Agreement with Melvin C. Payne dated December 18,
                        2000.

       *10.21           Indemnity Agreement with Mark W. Duffey dated December 18,
                        2000.

       *10.22           Indemnity Agreement with Thomas C. Livengood dated December
                        18, 2000.

       *10.23           Indemnity Agreement with Jay D. Dodds dated December 18,
                        2000.

       *10.24           Indemnity Agreement with Mark F. Wilson dated December 18,
                        2000.

       *10.25           Indemnity Agreement with Greg M. Brudnicki dated December
                        18, 2000.

       *10.26           Indemnity Agreement with Stuart W. Stedman dated December
                        18, 2000.

       *10.27           Indemnity Agreement with Ronald A. Erickson dated December
                        18, 2000.

       *10.28           Indemnity Agreement with Vincent D. Foster dated December
                        18, 2000.

       *10.29           Indemnity Agreement with C. Byron Snyder dated December 18,
                        2000.

       *10.30           Employment Agreement with Mark F. Wilson dated January 1,
                        2001.

       *10.31           Employment Agreement with Greg M. Brudnicki dated January 1,
                        2001.

       *10.32           Employment Agreement with Jay D. Dodds dated November 8,
                        1999.

       *10.33           Separation Agreement and Release with Mark W. Duffey dated
                        December 30, 2000.

       *10.34           Consulting Agreement with Mark W. Duffey dated January 1,
                        2001.

       *10.35           Exclusive Development Agreement with Mark W. Duffey dated
                        December 30, 2000.

       *10.36           Separation Agreement and Release with Russell W. Allen dated
                        December 28, 2000.

       *10.37           Stock Purchase Agreement with Russell W. Allen dated
                        December 18, 2000.

       *11.1            Statement regarding computation of per share earnings.

       *12              Calculation of Ratio of Earnings to Fixed Charges.

       *21.1            Subsidiaries of the Company.

       *23.1            Consent of Arthur Andersen LLP.

------------------------

(*) Filed herewith.

(B) REPORTS ON FORM 8-K

    Carriage filed a Current Report on Form 8-K on December 29, 2000, with respect to the adoption of a shareholder rights plan.

    Carriage filed a Current Report on Form 8-K on March 28, 2001, with respect to the correspondence to the Securities and Exchange Commission regarding Staff Accounting Bulletin No. 101.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

                                                       CARRIAGE SERVICES, INC.

                                                       By:             /s/ MELVIN C. PAYNE
                                                            -----------------------------------------
                                                                         Melvin C. Payne
                                                              CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                                                      OFFICER, AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Chairman of the Board,
                 /s/ MELVIN C. PAYNE                     Chief Executive Officer,
     -------------------------------------------         President and Director       March 28, 2001
                   Melvin C. Payne                       (Principal Executive
                                                         Officer)

                                                       Executive Vice President,
               /s/ THOMAS C. LIVENGOOD                   Chief Financial Officer
     -------------------------------------------         and Secretary (Principal     March 28, 2001
                 Thomas C. Livengood                     Financial and Accounting
                                                         Officer)

                 /s/ MARK F. WILSON
     -------------------------------------------       Senior Vice President and      March 28, 2001
                   Mark F. Wilson                        Director

                /s/ GREG M. BRUDNICKI
     -------------------------------------------       Senior Vice President and      March 28, 2001
                  Greg M. Brudnicki                      Director

                /s/ VINCENT D. FOSTER
     -------------------------------------------       Director                       March 28, 2001
                  Vincent D. Foster

                /s/ STUART W. STEDMAN
     -------------------------------------------       Director                       March 28, 2001
                  Stuart W. Stedman

               /s/ RONALD A. ERICKSON
     -------------------------------------------       Director                       March 28, 2001
                 Ronald A. Erickson

                            CARRIAGE SERVICES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1998, 1999 and 2000......  F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1999 and 2000..........................  F-6

Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carriage Services, Inc.

We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, the Company changed effective January 1, 2000 its method of accounting for revenue and costs related to sales of cemetery interment rights, together with the associated merchandise and services, and the related trust earnings, as well as the balance sheet presentation of preneed cemetery and funeral contracts to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 2001

                            CARRIAGE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,517   $  3,210
  Accounts receivable
    Trade, net of allowance for doubtful accounts of $6,058
      in 1999 and $4,572 in 2000............................    23,585     16,167
    Other...................................................     4,941      3,828
                                                              --------   --------
                                                                28,526     19,995
  Assets held for sale, net.................................        --     10,018
  Inventories and other current assets......................    13,302      9,152
                                                              --------   --------
Total current assets........................................    44,345     42,375
                                                              ========   ========
Property, plant and equipment, at cost net of accumulated
  depreciation of $17,250 in 1999 and $19,156 in 2000.......   153,347    119,252
Cemetery property, at cost..................................    65,920     61,529
Names and reputations, net of accumulated amortization of
  $14,339 in 1999 and $17,984 in 2000.......................   231,393    166,585
Deferred charges and other non-current assets...............    44,585     58,506
Preneed funeral contracts...................................        --    231,874
Preneed cemetery trust funds................................        --     30,164
                                                              --------   --------
Total assets................................................  $539,590   $710,285
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,726   $  4,240
  Accrued liabilities.......................................    11,938     21,007
  Current portion of long-term debt and obligations under
    capital leases..........................................     5,496      3,236
                                                              --------   --------
Total current liabilities...................................    22,160     28,483
Deferred cemetery revenue and preneed liabilities...........     9,099     99,623
Deferred preneed funeral contracts revenue..................        --    231,874
Long-term debt, net of current portion......................   178,942    176,662
Obligations under capital leases, net of current portion....     3,333      5,306
Deferred income taxes.......................................    23,021         --
                                                              --------   --------
Total liabilities...........................................   236,555    541,948
                                                              --------   --------
Commitments and contingencies
Redeemable preferred stock..................................     1,172      1,172
Company-obligated mandatorily redeemable convertible
  preferred securities of Carriage Services Capital Trust...    89,854     89,928
Stockholders' equity:
  Class A Common Stock, $.01 par value; 40,000,000 shares
    authorized; 13,912,000 and 14,302,000 issued and
    outstanding in 1999 and 2000, respectively..............       139        143
  Class B Common Stock; $.01 par value; 10,000,000 shares
    authorized; 2,030,000 and 1,845,000 issued and
    outstanding in 1999 and 2000, respectively..............        20         18
Contributed capital.........................................   195,931    193,234
Retained earnings (deficit).................................    15,919   (116,158)
                                                              --------   --------
Total stockholders' equity..................................   212,009     77,237
                                                              --------   --------
Total liabilities and stockholders' equity..................  $539,590   $710,285
                                                              ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   ---------
Revenues, net
  Funeral...................................................  $92,965    $ 125,264   $ 127,261
  Cemetery..................................................   23,876       43,203      35,345
                                                              -------    ---------   ---------
                                                              116,841      168,467     162,606
Costs and expenses
  Funeral...................................................   64,929       89,725     100,370
  Cemetery..................................................   17,588       32,258      30,060
                                                              -------    ---------   ---------
                                                               82,517      121,983     130,430
                                                              -------    ---------   ---------
  Gross profit..............................................   34,324       46,484      32,176
General and administrative expenses.........................    7,581        9,265      10,256
Special and other charges...................................       --        2,500     102,250
                                                              -------    ---------   ---------
  Operating income (loss)...................................   26,743       34,719     (80,330)
Interest expense, net.......................................   (9,720)     (13,566)    (14,052)
Financing costs of company-obligated mandatorily redeemable
  convertible preferred securities of Carriage Services
  Capital Trust.............................................       --       (3,792)     (6,653)
Settlement of litigation....................................       --        2,000          --
                                                              -------    ---------   ---------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of the change in accounting principle...   17,023       19,361    (101,035)
Provision (benefit) for income taxes........................    7,490        8,474      (8,032)
                                                              -------    ---------   ---------
Net income (loss) before extraordinary item and cumulative
  effect of the change in accounting principle..............    9,533       10,887     (93,003)
Extraordinary item--loss on early extinguishment of debt,
  net of income tax benefit of $151.........................       --         (200)         --
Cumulative effect on prior years of the change in accounting
  principle, net of income tax benefit of $20,755...........       --           --     (38,993)
                                                              -------    ---------   ---------
  Net income (loss).........................................    9,533       10,687    (131,996)
Preferred stock dividend requirements.......................      606           93          81
                                                              -------    ---------   ---------
  Net income (loss) available to common stockholders........  $ 8,927    $  10,594   $(132,077)
                                                              =======    =========   =========
Basic earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative
    effect of the change in accounting principle............  $   .67    $     .68   $   (5.80)
  Extraordinary item........................................       --         (.01)         --
  Cumulative effect on prior years of the change in
    accounting, net.........................................       --           --       (2.43)
                                                              -------    ---------   ---------
  Net income (loss).........................................  $   .67    $     .67   $   (8.23)
                                                              =======    =========   =========
Diluted earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative
    effect of the change in accounting principle............  $   .65    $     .67   $   (5.80)
  Extraordinary item........................................       --         (.01)         --
  Cumulative effect on prior years of the change in
    accounting, net.........................................       --           --       (2.43)
                                                              -------    ---------   ---------
  Net income (loss).........................................  $   .65    $     .66   $   (8.23)
                                                              =======    =========   =========
Pro forma amounts assuming the change in accounting
  principle is applied retroactively:
  Income (loss) before extraordinary item...................  $ 6,673    $   6,078   $ (93,003)
    Basic earnings (loss) per share.........................  $   .46    $     .38   $   (5.80)
    Diluted earnings (loss) per share.......................  $   .44    $     .37   $   (5.80)
  Net income (loss).........................................  $ 6,673    $   5,878   $(131,996)
    Basic earnings (loss) per share.........................  $   .46    $     .36   $   (8.23)
    Diluted earnings (loss) per share.......................  $   .44    $     .36   $   (8.23)

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       RETAINED
                                                               COMMON    CONTRIBUTED   EARNINGS
                                                    SHARES     STOCK       CAPITAL     (DEFICIT)     TOTAL
                                                   --------   --------   -----------   ---------   ---------
                                                                        (IN THOUSANDS)
BALANCE--DECEMBER 31, 1997.......................   11,145      $111       $102,056    $  (3,602)  $  98,565
Net income--1998.................................       --        --             --        9,533       9,533
Issuance of common stock.........................    3,943        40         81,339           --      81,379
Conversion of redeemable preferred stock to
  common stock...................................      722         7         12,271           --      12,278
Purchase and retirement of treasury stock........      (78)       (1)        (1,822)          --      (1,823)
Exercise of stock options........................       75         1          1,067           --       1,068
Preferred stock dividends........................       --        --             --         (606)       (606)
                                                    ------      ----       --------    ---------   ---------
BALANCE--DECEMBER 31, 1998.......................   15,807       158        194,911        5,325     200,394
Net income--1999.................................       --        --             --       10,687      10,687
Issuance of common stock.........................       85         1            193           --         194
Conversion of redeemable preferred stock to
  common stock...................................       35        --            500           --         500
Exercise of stock options........................       15        --            780           --         780
Preferred stock dividends........................       --        --             --          (93)        (93)
Other............................................       --        --           (453)          --        (453)
                                                    ------      ----       --------    ---------   ---------
BALANCE--DECEMBER 31, 1999.......................   15,942       159        195,931       15,919     212,009
Net loss--2000...................................       --        --             --     (131,996)   (131,996)
Issuance of common stock.........................      250         2            669           --         671
Purchase and retirement of treasury stock........      (46)       --            (69)          --         (69)
Payment of acquisition-related obligations.......       --        --         (3,297)          --      (3,297)
Preferred stock dividends........................       --        --             --          (81)        (81)
                                                    ------      ----       --------    ---------   ---------
BALANCE--DECEMBER 31, 2000.......................   16,146      $161       $193,234    $(116,158)  $  77,237
                                                    ======      ====       ========    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998        1999         2000
                                                              ---------   ---------   ----------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  9,533    $ 10,687    $(131,996)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Cumulative effect of the change in accounting principle,
      net of tax benefit....................................        --          --       38,993
    Depreciation and amortization...........................    11,444      16,992       21,407
    Loss on early extinguishment of debt, net of income
      taxes.................................................        --         200           --
    Loss on sale of business assets.........................        --          --        5,676
    Impairment of assets....................................        --          --       86,095
    Provision for losses on accounts receivable.............     1,670       3,977        5,737
    Deferred income taxes (benefit).........................     1,732       7,068       (6,289)
    Settlement of litigation................................        --      (2,000)          --
  Changes in assets and liabilities, net of effects from
    acquisitions:
    (Increase) in accounts receivable.......................   (10,959)    (11,484)      (8,960)
    (Increase) decrease in inventories and other current
      assets................................................      (726)     (4,422)       2,978
    (Increase) decrease in deferred charges and other.......      (662)     (1,243)           2
    (Increase) in preneed cemetery trust funds..............        --          --      (15,827)
    Increase (decrease) in accounts payable.................     1,869      (1,727)        (385)
    Increase (decrease) in accrued liabilities..............      (528)      3,382        8,549
    Increase (decrease) in deferred revenue and preneed
      liabilities...........................................    (1,509)     (4,475)      21,164
                                                              --------    --------    ---------
Net cash provided by operating activities...................    11,864      16,955       27,144
Cash flows from investing activities:
  Preneed funeral and cemetery costs........................    (5,239)     (7,570)     (10,218)
  Purchase of note receivable...............................        --          --         (566)
  Acquisitions, net of cash acquired........................  (136,389)    (41,715)      (1,983)
  Proceeds from sale of business assets.....................        --          --        4,846
  Capital expenditures......................................   (17,098)    (17,426)     (10,547)
                                                              --------    --------    ---------
Net cash used in investing activities.......................  (158,726)    (66,711)     (18,468)
Cash flows from financing activities:
  Proceeds from long-term debt..............................   129,330     142,058       38,199
  Payments on long-term debt and obligations under capital
    leases..................................................   (52,942)   (181,323)     (40,712)
  Proceeds from sale of interest rate swap..................        --          --          650
  Payment of acquisition-related obligations................        --          --       (3,297)
  Proceeds from issuance of common stock....................    68,922         194          671
  Payment of debt modification fees.........................      (373)     (2,089)      (3,275)
  Proceeds from issuance of company-obligated mandatorily
    redeemable convertible preferred securities.............        --      89,854           --
  Payment of preferred stock dividends......................      (606)        (93)         (81)
  Exercise of stock options.................................     1,068         780           --
  Purchase and retirement of treasury stock.................    (1,771)         --          (69)
  Other.....................................................        --          --          (69)
  Net cash provided (used) by financing activities..........   143,628      49,381       (7,983)
Net increase (decrease) in cash and cash equivalents........    (3,234)       (375)         693
Cash and cash equivalents at beginning of year..............     6,126       2,892        2,517
                                                              --------    --------    ---------
Cash and cash equivalents at end of year....................  $  2,892    $  2,517    $   3,210
                                                              --------    --------    ---------
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  9,879    $ 15,996    $  20,331
                                                              ========    ========    =========
  Cash paid for income taxes................................  $  5,641    $  8,002    $     678
                                                              ========    ========    =========
  Non-cash consideration for acquisitions...................  $ 23,810    $  2,774    $   2,650
                                                              ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Carriage Services, Inc. ("Carriage" or the "Company") was founded in 1991 and incorporated under the laws of the State of Delaware on December 29, 1993. We own and operate funeral homes and cemeteries throughout the United States. We provide professional services related to funerals and interments at our funeral homes and cemeteries. Prearranged funerals and preneed cemetery property are marketed in the geographic markets served by Carriage's locations.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The financial statements include the consolidated financial statements of Carriage Services, Inc. and its subsidiaries. In consolidation, all significant intercompany balances and transactions have been eliminated. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

    The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the change in accounting principle discussed in Note 2. The discussion included in the summary of significant accounting policies reflects our current policies and principles for year 2000 as a result of the Company's application of the Securities and Exchange Commission Staff Accounting Bulletin No. 101--"Revenue Recognition in Financial Statements" (SAB 101), which was adopted effective January 1, 2000. Prior periods presented are not required to be restated for such change in accounting principle. See Note 2 for a discussion of the accounting principle change and its cumulative effect as of January 1, 2000, and our discussion of the nature of the accounting principle change compared to principles applied in years prior to 2000.

FUNERAL AND CEMETERY OPERATIONS

    We record the sales of funeral merchandise and services upon performance of the funeral service. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. This method provides for the recognition of revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of Carriage. When preneed funeral services and merchandise are funded through third-party insurance policies, the Company earns a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund. Accounts receivable--Trade, net consists of approximately $11.7 million and $11.6 million of funeral receivables and approximately $11.9 million and $8.0 million of current cemetery receivables at December 31, 1999 and 2000, respectively. Non-current cemetery receivables, those payable after one year, are included in Deferred charges and other non-current assets on the consolidated balance sheets. The non-current cemetery accounts receivable balances were approximately $22.4 million and $20.4 at December 31, 1999 and 2000, respectively (see Note 5).

                            CARRIAGE SERVICES, INC.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRENEED FUNERAL CONTRACTS

    Preneed funeral sales are affected by deposits to a trust or purchase of a third-party insurance product. Pursuant to SAB 101 implementation, unperformed guaranteed prearranged funeral contracts are included in the consolidated balance sheets as Preneed funeral contracts. The balance in this asset account represents amounts due from customer receivables and third-party insurance companies, and the amounts deposited with the trustee and the accumulated earnings on these deposits. A corresponding credit is recorded to Deferred preneed funeral contracts revenue. The funeral revenue is not recorded until the service is performed. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed, in order to offset inflation in cost to provide the service in the future. The preneed insurance products totaled approximately $106.3 million and $138.0 million and the preneed funeral trust assets were approximately
$110.8 million and $91.4 million at December 31, 1999 and 2000, respectively, which in the opinion of management, exceeds the future obligations under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.

    The components of Preneed funeral contracts in the consolidated balance sheet at December 31 are as follows (in thousands):

                                                                2000
                                                              --------
Receivables from customers..................................  $ 25,649
Due from insurance companies................................   137,959
Preneed funeral trust funds.................................    91,350
Less-amounts included in Assets held for sale, net..........   (23,084)
                                                              --------
                                                              $231,874
                                                              ========

    The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements. The cost basis includes interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
As of December 31, 1999:
  Cash and cash equivalents.................................   $ 37,979     $ 37,979
  Fixed income investment contracts.........................     30,696       30,696
  Mutual funds and stocks...................................     17,684       18,734
  Annuities.................................................     24,493       24,493
                                                               --------     --------
    Total...................................................   $110,852     $111,902
                                                               ========     ========
As of December 31, 2000:
  Cash and cash equivalents.................................   $ 37,819     $ 37,819
  Fixed income investment contracts.........................     21,088       21,088
  Mutual funds and stocks...................................     15,081       15,256
  Annuities.................................................     17,362       17,362
                                                               --------     --------
    Total...................................................   $ 91,350     $ 91,525
                                                               ========     ========

                            CARRIAGE SERVICES, INC.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED PRENEED FUNERAL CONTRACTS REVENUE

    Deferred preneed funeral contracts revenue represents the original contract price, trust earnings and increasing insurance benefits on unperformed guaranteed preneed funeral contracts. The amount of unperformed preneed funeral contracts to be funded by trust or third-party insurance companies are included in Deferred preneed funeral contracts revenue in the consolidated balance sheets.

CEMETERY MERCHANDISE AND SERVICE TRUST

    Carriage is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by us upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recorded to deferred revenue as trust earnings accrue in the trusts, and recognized in current revenues in the period the service is performed or merchandise delivered. Merchandise and service trust fund balances, in the aggregate, were approximately $32.2 million and $37.1 million (including $7.0 million in Assets held for sale, net) at December 31, 1999 and 2000, respectively.

                                                              COST BASIS   FAIR VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
As of December 31, 1999:
  Cash and cash equivalents.................................    $ 8,218      $ 8,218
  Fixed income investment contracts.........................     15,895       15,895
  Mutual funds and stocks...................................      8,131        8,930
                                                                -------      -------
    Total...................................................    $32,244      $33,043
                                                                =======      =======
As of December 31, 2000:
  Cash and cash equivalents.................................    $ 3,931      $ 3,931
  Fixed income investment contracts.........................     21,571       21,571
  Mutual funds and stocks...................................     11,641       11,979
                                                                -------      -------
    Total...................................................    $37,143      $37,481
                                                                =======      =======

PERPETUAL AND MEMORIAL CARE TRUST

    In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue upon distribution. The perpetual and memorial care trust assets were approximately $30.1 million and $29.4 million at December 31, 1999 and 2000, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. We do not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying Consolidated Balance Sheets.

DEFERRED OBTAINING COSTS

    Deferred obtaining costs consist of sales commissions and other direct marketing costs applicable to preneed sales. These costs are deferred and amortized in funeral and cemetery costs and expenses

                            CARRIAGE SERVICES, INC.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts (see Note 5).

CASH AND CASH EQUIVALENTS

    Carriage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DERIVATIVE FINANCIAL SECURITIES

    Carriage enters into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. Carriage's current accounting practice does not provide that interest rate swaps are recognized on the consolidated balance sheets. The differential paid or received is recognized as an adjustment to interest expense. We do not hold or issue financial instruments for trading purposes.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps, which have a fair value of $2.2 million and approximately $2,000 at December 31, 1999 and December 31, 2000, respectively, are currently carried off-balance sheet, but will be recorded as an asset when the Company implements SFAS 133 during the first quarter of 2001. Carriage believes that the future impact of SFAS 133 will be dependent on how dramatically and in which direction interest rates change in the future.

INVENTORY

    Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

NAMES AND REPUTATIONS

    The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Names and Reputations. Such amounts are amortized over 40 years using the straight-line method. Many of our acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Carriage reviews the carrying value of Names and Reputations at least quarterly on a location-by-location basis to determine if facts and circumstances exist which would suggest that this intangible asset might be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment may be present, we will prepare a projection of the undiscounted cash flows of the location to determine if the intangible assets, as well as the investment in other long-lived assets, are recoverable based on

                            CARRIAGE SERVICES, INC.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of Names and Reputations and other long-lived assets to their fair value. During the year ended December 31, 2000, approximately $61.6 million of impairments were recorded against Names and Reputations (see Note 8).

    The Financial Accounting Standards Board has issued an exposure draft, which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be the elimination of the amortization of Names and Reputations, and the testing for and recording of impairments on intangible assets. The final pronouncement may change from the exposure draft.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was approximately $697,000 and $621,000 in 1999 and 2000, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

                                                             YEARS
                                                            --------
Buildings and improvements................................  15 to 40
Furniture and fixtures....................................   7 to 10
Machinery and equipment...................................   5 to 10
Automobiles...............................................    5 to 7

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Property, plant and equipment, at cost:
  Land......................................................  $ 34,061   $ 32,849
  Buildings and improvements................................   106,613    102,900
  Furniture and equipment...................................    29,923     30,200
                                                              --------   --------
                                                               170,597    165,949
Less-accumulated depreciation, net of amounts included in
  Assets held for sale, net.................................   (17,250)   (19,156)
                                                              --------   --------
                                                               153,347    146,793
Less-amounts included in Assets held for sale, net..........        --    (27,541)
                                                              --------   --------
                                                              $153,347   $119,252
                                                              ========   ========

INCOME TAXES

    Carriage Services, Inc. and its subsidiaries file a consolidated U.S. federal income tax return. Carriage records deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.

                            CARRIAGE SERVICES, INC.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPUTATION OF EARNINGS PER COMMON SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible preferred stock (see Note 13).

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carriage believes that carrying value approximates fair value for cash and cash equivalents. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of our fixed rate debt and redeemable preferred stock approximates fair value. Management estimates that the fair value of the company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust at December 31, 2000 is approximately $38 million based on available broker quotes.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. NEW ACCOUNTING PRONOUNCEMENT AND ACCOUNTING PRINICPLE CHANGE

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101--"Revenue Recognition in Financial Statements" (SAB
101). This SAB deals with various revenue recognition issues; certain ones of which are pertinent to the death care industry. As a result, we have changed our method of recognizing preneed revenues and certain related costs of originating preneed cemetery contracts. SAB 101 was effective as of the beginning of 2000, but because of extensions to allow for implementation, we implemented the changes beginning with the fourth quarter of 2000 and have restated quarters 1 through 3 in Note 15, QUARTERLY FINANCIAL DATA. Fiscal years prior to 2000 were not required to be restated.

    Previously, we had recognized sales of cemetery interment rights, together with associated merchandise and services as revenues at the time contracts were signed. Costs related to the sales of interment rights were charged to operations using the specific identification method. The costs for cemetery merchandise and services sold, but not delivered, was previously accrued as an expense at the time the cemetery revenue was recognized. Similarly, trust income on cemetery merchandise and service trusts was previously recognized when earned by the trust.

    Under the new accounting principle, we follow Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", in recognizing the revenue from the sales of cemetery interment rights. This method is generally characterized by recognizing the sale in the period when the customer's payments equal or exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues and

                            CARRIAGE SERVICES, INC.

2. NEW ACCOUNTING PRONOUNCEMENT AND ACCOUNTING PRINICPLE CHANGE (CONTINUED) costs related to the sales of cemetery merchandise and services, and earnings from the related trust funds, are deferred until the period in which the merchandise is delivered or the service is provided.

    The Company recorded a non-cash charge of approximately $39.0 million, after reduction for income taxes of approximately $20.8 million, or $2.43 per share, to reflect the cumulative effect of the change in accounting principle as of the beginning of the year. The effect of this change on the year ended December 31, 2000, before the cumulative effect of the accounting change was to decrease net income $4.7 million, or $.29 per diluted share. If the new accounting principle had been in effect in 1999 and 1998, net income would have been $5.9 million, or $.36 per diluted share, and $6.7 million, $.44 per diluted share, respectively. The revenue not recognized is included in the consolidated balance sheet in the caption "Deferred cemetery revenue and preneed liabilities".

    The amount of the preneed funeral contracts receivable, the amount of the funds deposited in trust and the amount of life insurance contracts are recognized on the balance sheet as Preneed funeral contracts and Deferred preneed funeral contracts revenue. Prior to the implementation of the SAB, these preneed funeral accounts were maintained off-balance sheet. Previously, cemetery trust funds were netted against preneed liabilities on the balance sheet. The amount of these trusts, beginning January 1, 2000 are included in the non-current asset section of the consolidated balance sheet.

3. ACQUISITIONS

    During 2000, we acquired 1 funeral home and 1 cemetery through the purchase of stock and assets. In 1999, we acquired 17 funeral homes and 14 cemeteries through the purchase of stock and assets. These transactions have been accounted for utilizing the purchase method of accounting and the results of operations of the acquired businesses have been included in our operating results from the respective dates of acquisition.

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

                            CARRIAGE SERVICES, INC.

3. ACQUISITIONS (CONTINUED)
    The effect of the above acquisitions on the consolidated balance sheets at December 31, 1999 and 2000 was as follows:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Current Assets..............................................  $ 8,347    $   137
Cemetery Property...........................................    4,214          0
Property, Plant and Equipment...............................   11,956      1,375
Deferred Charges and Other Non-current Assets...............    1,139        260
Names and Reputations.......................................   26,225      5,256
Current Liabilities.........................................   (3,240)    (1,849)
Debt........................................................   (1,684)      (290)
Other Liabilities...........................................   (2,468)      (256)
                                                              -------    -------
                                                               44,489      4,633
Consideration:
  Debt......................................................   (2,774)    (2,650)
  Cash acquired in acquisitions.............................       --         --
  Common stock issued.......................................       --         --
                                                              -------    -------
Cash used for acquisitions..................................  $41,715    $ 1,983
                                                              =======    =======

    The following table reflects, on an unaudited pro forma basis, the combined operations of Carriage and the businesses acquired during 1999 as if such acquisitions had taken place at the beginning of 1999. The 2000 acquisitions were not material. Appropriate adjustments have been made to reflect the accounting basis used in recording these acquisitions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have resulted had the combination been in effect on the date indicated, that have resulted since the respective dates of acquisition or that may result in the future.

                                                                 1999
                                                              ----------
                                                              (UNAUDITED
                                                                AND IN
                                                              THOUSANDS)
Revenues, net...............................................   $179,109
Income before income taxes and extraordinary item...........     19,567
Net income available to common stockholders.................     10,625
Earnings per share:
  Basic.....................................................   $    .67
  Diluted...................................................        .66

    In 1999, as part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, we issued shares of Class A Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods ranging from one to three years. Should the stock not trade at these levels, then we would makeup the difference by issuing additional shares or paying the seller additional cash during the years 2000 through 2002. The present value of these price guarantees has been recorded as part of the purchase price of these acquisitions. During 2000, we paid $3,297,000 in satisfaction of the guarantee obligations that matured in 2000. Using the December 31, 2000 closing price of the stock, the remaining obligations would have a value of approximately $11 million.

                            CARRIAGE SERVICES, INC.

4. ASSETS HELD FOR SALE

    During the latter half of 2000, management identified certain businesses and other assets to be sold as part of the Company's Fresh Start initiative. The carrying value of the net assets of those businesses and other assets has been reduced to management's estimate of fair value less estimated costs to sell by providing a charge for impairment in the amount of $29.3 million. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. At December 31, 2000, Assets held for sale, net represents the net assets of 26 funeral homes, 13 cemeteries and 14 parcels of real estate. A summary of the net assets included in the category is as follows:

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Accounts receivable, net....................................     $  3,630
Inventories and other current assets........................          682
Property, plant and equipment, net..........................       23,760
Cemetery property...........................................        4,470
Names and reputations, net..................................       15,275
Preneed cemetery and funeral trust funds and other assets...       35,280
                                                                 --------
  Total assets..............................................       83,097
Current liabilities.........................................        8,087
Deferred cemetery and funeral revenue.......................       33,412
Long-term debt..............................................        2,303
                                                                 --------
  Total liabilities.........................................       43,802
Net assets held for sale....................................       39,295
Allowance for impairment....................................      (29,277)
                                                                 --------
Assets held for sale, net...................................     $ 10,018
                                                                 ========

    The operating results of the businesses held for sale included in the statement of operations for each of the three years in the period ended December 31, 2000 were as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Funeral revenues, net.......................................   $8,320    $10,168     $9,029
Cemetery revenues, net......................................    2,960      6,019      3,598
Net income before income taxes..............................    1,316      2,424        702

5. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

    Deferred charges and other non-current assets at December 31, 1999 and 2000 were as follows:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Agreements not to compete, net of accumulated amortization
  of $3,535 and $2,532, respectively........................  $ 4,928    $ 2,325
Non-current cemetery and notes receivable...................   23,006     20,383
Deferred obtaining costs, net of accumulated amortization of
  $1,871 and $3,324, respectively...........................   14,120     26,312
Other.......................................................    2,531      9,486
                                                              -------    -------
                                                              $44,585    $58,506
                                                              =======    =======

                            CARRIAGE SERVICES, INC.

5. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS (CONTINUED)
    The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt expense (included in "Other" above) is being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts.

6. LONG-TERM DEBT AND RELATED DERIVATIVES

LONG-TERM DEBT

    Carriage's long-term debt consisted of the following at December 31:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Facility, unsecured floating rate $100 million line,
  interest is due on a quarterly basis for prime borrowings
  and on the maturity dates of the LIBOR borrowings at the
  LIBOR rate plus 1.0% to 2.0% (weighted average interest
  rate was 8.192% at December 31, 2000), matures in
  September 2004............................................  $ 50,125   $ 49,000
Senior Notes................................................   110,000    110,000
Acquisition debt............................................    17,956     15,921
Other.......................................................     6,204      6,112
Less: current portion.......................................    (5,343)    (2,583)
                                                              --------   --------
                                                               178,942    178,450
Less: assets held for sale, non-current portion (see Note
  4)........................................................        --     (1,788)
                                                              --------   --------
                                                              $178,942   $176,662
                                                              ========   ========

    At December 31, 1999, the Company had a credit facility with a group of banks for a $260 million revolving line of credit. On November 6, 2000, modifications to the credit facility and Senior Notes, which included a reduction in our bank revolving credit facility from $260 million to $100 million, were finalized. We decided to reduce our revolving credit capacity because we no longer intended to use our excess credit to make large acquisitions and did not want to continue to pay a commitment fee for availability that was not going to be used. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. In connection with the repayment and refinancing of the credit facility in June 1999, we recognized an extraordinary loss of approximately $200,000 net of income tax benefit of approximately $151,000, for the write-off of the deferred loan costs associated with the early retirement of the debt.

    During July 1999, Carriage issued $110 million in senior debt notes ("the Senior Notes") and used the proceeds to reduce the amount outstanding under our revolving line of credit. The unsecured notes mature in traunches of five, seven and nine years and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The Senior Notes contain restrictive covenants similar to the credit facility (described above) and additionally require that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding.

    Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

    The aggregate maturities of long-term debt for the year ended December 31, 2001 and for the subsequent four years are approximately $3,377,000, $2,702,000, $2,593,000, $76,392,000 and $2,256,000, respectively and $93,713,000 thereafter.

                            CARRIAGE SERVICES, INC.

6. LONG-TERM DEBT AND RELATED DERIVATIVES (CONTINUED)

OFF BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

    Carriage entered into interest rate swap agreements with financial institutions to manage interest costs. Interest on our debt is primarily floating. To manage the risk that interest rates will rise, we agree to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The following presents information for the interest rate swaps at December 31, 2000:

                                                              (IN THOUSANDS)
Notional amount.............................................     $30,000
Weighted average fixed rate.................................       6.048%
Maturity....................................................        2003
Fair value..................................................     $     2

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

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

8. SPECIAL AND OTHER CHARGES

    In connection with the Company's Fresh Start initiative (a multi-element restructuring program which is intended to improve financial and operating performance) in the second half of 2000, decisions were made to sell certain businesses and assets, to evaluate the carrying value of underperforming businesses, and to implement certain organizational changes to downsize or eliminate certain corporate functions, including the termination of 40 employees in corporate development, preneed sales and marketing, and administration. Long-term cash flow forecasts were prepared to determine whether we would recover our investment through operations for the underperforming businesses. In those instances in which our investment in a business exceeded the estimated undiscounted future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaled $51 million for the underperforming businesses that we will continue to operate. An estimate of the fair value less costs to sell was determined for those businesses targeted for sale to determine whether the investment in the business would be recovered through its sale. Where the investment exceeded the fair value less costs to sell, impairment charges were recorded totaling approximately $29.3 million (see Note 4). Charges related to this initiative include impairments

                            CARRIAGE SERVICES, INC.

8. SPECIAL AND OTHER CHARGES (CONTINUED) totalling approximately $61.6 million related to Names and Reputations, and are included in the statement of operations in the caption titled "Special and other charges" and are as follows:

                                                              FOR THE YEAR
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
                                                                  (IN
                                                               THOUSANDS)
Impairment charges on businesses held for use...............    $ 51,000
Impairment charges on businesses and other assets held for
  sale......................................................      29,277
Loss on sale of businesses and other assets held for sale
  and other asset impairments as a result of Fresh Start....      11,614
Employee termination severance costs, office closings and
  other accruals as a result of Fresh Start.................      10,359
                                                                --------
Total.......................................................    $102,250
                                                                ========

    Special and other charges totaling $7.5 million are included in Accrued liabilities at December 31, 2000, substantially all of which are expected to be paid by December 31, 2001.

    New five-year contracts were granted to the top executives during 1999. A special compensation charge in the amount of $2.5 million was recorded during 1999 in connection with these contracts.

9. COMMITMENTS AND CONTINGENCIES

LEASES

    Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $2,161,000, $3,359,000 and $4,819,000 for 1998, 1999 and 2000, respectively.

    Assets acquired under capital leases are included in property, plant and equipment in the amount of $6,445,000 in 1999, and $1,075,000 in 2000, net of accumulated depreciation. Related obligations are included in current and long-term debt.

                            CARRIAGE SERVICES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 2000, future minimum lease payments were as follows:

                                                                 FUTURE MINIMUM
                                                                 LEASE PAYMENTS
                                                              --------------------
                                                              OPERATING   CAPITAL
                                                               LEASES      LEASES
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Years ended December 31,
2001........................................................   $ 1,990    $   490
2002........................................................     1,862        465
2003........................................................     1,741        451
2004........................................................     1,538        454
2005........................................................     1,097        450
Thereafter..................................................     4,007     11,003
                                                               -------    -------
Total future minimum lease payments.........................   $12,235    $13,313
                                                               =======
Less--amount representing interest..........................               (7,411)
Less--current portion of obligations under capital leases...                  (81)
Less--amounts in Assets held for sale, net..................                 (515)
                                                                          -------
Long-term obligations under capital leases..................              $ 5,306
                                                                          =======

AGREEMENTS AND EMPLOYEE BENEFITS

    Carriage has entered into various agreements not to compete with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years, are approximately $1,783,000, $1,547,000, $1,434,000, $1,280,000 and $934,000, respectively and $1,219,000 thereafter. The aggregate minimum payments required under these contracts for the next five years are approximately $465,000 for the years 2001 through 2003 and $387,500 for 2004.

    We sponsor a defined contribution plan (401k) and an employee stock purchase plan for the benefit of our employees. The expense for these plans has not been significant for the periods presented. In addition, we do not offer any other post-retirement or post-employment benefits.

LITIGATION

    Certain of the funeral homes located in California that were acquired by Carriage in early 1997, along with other death care providers, have been defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. We, with the advice of legal counsel, have been of the opinion that there have been adequate insurance coverages, indemnities and reserves such that the results of this litigation would not have a material effect on our consolidated financial position or results of operations. Subsequent to December 31, 1999, the litigation was settled. The amount paid in the settlement was fully covered by the Company's insurance. As a result of the settlement, we reduced the estimated liability previously recorded for the matter and credited Other Income in the amount of $2 million, effective December 31, 1999.

                            CARRIAGE SERVICES, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Additionally, we are, from time to time, subject to routine litigation arising in the normal course of our business. We, with the advice of legal counsel, similarly believe that the results of any such routine litigation or other pending legal proceedings will not have a material effect on our consolidated financial position or results of operations.

10. INCOME TAXES

    The provision (benefit) for income taxes for 1998, 1999 and 2000 consisted of:

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  U.S. Federal..............................................   $4,801     $  818    $(2,009)
  State.....................................................      957        588        266
                                                               ------     ------    -------
Total current provision (benefit)...........................    5,758      1,406     (1,743)
                                                               ------     ------    -------
Deferred:
  U.S. Federal..............................................    1,197      6,061     (5,846)
  State.....................................................      535      1,007       (443)
                                                               ------     ------    -------
Total deferred provision (benefit)..........................    1,732      7,068     (6,289)
                                                               ------     ------    -------
Total income tax provision (benefit)........................   $7,490     $8,474    $(8,032)
                                                               ======     ======    =======

    A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for 1998, 1999 and 2000 is as follows:

                                                                1998           1999           2000
                                                              --------       --------       --------
Federal statutory rate......................................    35.0%          35.0%         (35.0)%
Effect of state income taxes, net of federal benefit........     4.8            4.8            0.2
Effect of non-deductible expenses and other, net............     4.8            3.5           10.4
Effect of valuation allowance...............................    (0.6)           0.5           16.5
                                                                ----           ----          -----
                                                                44.0%          43.8%          (7.9)%
                                                                ====           ====          =====

                            CARRIAGE SERVICES, INC.

10. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $    920   $ 1,270
  Reserves not currently deductible.........................       350        --
  Accrued liabilities and other.............................       338     3,707
  Amortization of non-compete agreements....................     1,414     2,296
  Amortization and depreciation.............................        --     5,640
  Preneed liabilities, net..................................        --     9,010
                                                              --------   -------
                                                                 3,022    21,923
Valuation allowance.........................................      (523)  (17,165)
                                                              --------   -------
Total deferred tax assets...................................  $  2,499   $ 4,758
                                                              ========   =======
Deferred tax liability:
  Amortization and depreciation.............................  $(18,550)  $    --
  Preneed assets, net.......................................    (6,536)       --
                                                              --------   -------
Total deferred tax liabilities..............................  $(25,086)  $    --
                                                              ========   =======
Net deferred tax (liability) asset..........................  $(22,587)  $ 4,758
                                                              ========   =======
Current net deferred asset..................................  $    434   $    --
Non-current net deferred (liability) asset..................   (23,021)    4,758
                                                              --------   -------
                                                              $(22,587)  $ 4,758
                                                              ========   =======

    The non-current net deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2000.

    Carriage has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. We review the valuation allowance at the end of each quarter and make adjustments if it is determined that it is more likely than not that the NOLs will be realized. At December 31, 2000, we had approximately $25 million of state NOL carryforwards that will expire between the years 2001 and 2020, if not utilized. Deferred tax liabilities were recorded during the year ended December 31, 1999, in the approximate amount of $176,000, and no deferred tax assets or liabilities were recorded with respect to purchase accounting transactions during the year ended December 31, 2000.

11. STOCKHOLDERS' EQUITY

COMMON STOCK VOTING CLASSES

    In connection with the initial public offering on August 8, 1996, we performed a recapitalization of our Common Stock into two classes of Common Stock (Class A and Class B), provided separate voting rights to each class and converted existing Common Stock to Class B Common Stock. The holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote

                            CARRIAGE SERVICES, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
of common stockholders. The holders of Class B Common Stock are entitled to ten votes for each share held on all matters submitted to a vote of common stockholders.

STOCK OPTION PLANS

    Carriage has four stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1996 Directors' Stock Option Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants (the "Consultants' Plan"). Substantially all of the options granted under the four stock option plans have ten-year terms.

    All options granted under the 1995 Plan prior to the IPO vest immediately, while substantially all of those issued in conjunction with and after the IPO vest over a period of two to four years. Options issued under this plan, prior to Carriage's IPO, are satisfied with shares of Class B Common Stock, but options issued after that date are satisfied with shares of Class A Common Stock.

    During 1999, approximately 2,459,000 shares then outstanding under these plans, including all outstanding options issued to executive officers and directors at that time, were voluntarily canceled by the holders.

    Options under each of the plans and those outstanding at December 31, 2000 are as follows (in thousands):

                                                              RESERVED   OUTSTANDING
                                                              --------   -----------
1995 Plan...................................................   1,450         883
1996 Plan...................................................   1,300         822
Directors' Plan.............................................     350         215
Consultants' Plan...........................................     100           8

    We account for stock options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", our net income and income per share would have been the following pro forma amounts:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Net income (loss) available to common stockholders:
  As reported...............................................   $8,927    $10,594    $(132 077)
  Pro forma.................................................    7,034      9,906     (133,522)
Net income (loss) per share available to common
  stockholders:
  Basic
    As reported.............................................      .67        .67        (8.23)
    Pro forma...............................................      .53        .62        (8.32)
  Diluted
    As reported.............................................      .65        .66        (8.23)
    Pro forma...............................................      .51        .61        (8.32)

                            CARRIAGE SERVICES, INC.

    Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 2000 only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to or greater than the then fair market value of Carriage's Common Stock as determined by the Board of Directors.

    A summary of the status of the plans at December 31, 1999 and 2000 and changes during the year ended is presented in the table and narrative below:

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                                   1999                   2000
                                                           --------------------   --------------------
                                                            SHARES    WTD. AVG.    SHARES    WTD. AVG.
                                                            (000)     EX PRICE     (000)     EX PRICE
                                                           --------   ---------   --------   ---------
Outstanding at beginning of period.......................    1,696     $16.73         414     $15.30
Granted..................................................    1,187      13.62       1,619       2.00
Exercised................................................      (10)     12.79          --         --
Canceled.................................................   (2,459)     15.52        (105)     13.47
                                                           -------                 ------
Outstanding at end of year...............................      414      15.30       1,928       3.73
                                                           -------                 ------
Exercisable at end of year...............................      147      15.70         944       3.82
                                                           -------                 ------
Weighted average fair value of options granted...........  $  6.04                 $ 0.92

    All of the options outstanding at December 31, 2000 have exercise prices between $1.19 and $27.50, with a weighted average exercise price of $3.73 and a weighted average remaining contractual life of 9.3 years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 2000, respectively: risk-free interest rates of 5.13% and 4.74%; expected dividend yield of 0% for each year; expected lives of five years; expected volatility of 42% and 56%.

EMPLOYEE STOCK PURCHASE PLAN

    Beginning in 1998, Carriage provided all employees the opportunity to purchase Class A Common Stock through payroll deductions. Purchases are made quarterly, the price is 85% of the lower of the price on the grant date or the purchase date. During 1999, employees purchased a total of 106,282 shares at a weighted average price of $8.99 per share. In 2000, employees purchased a total of 214,581 shares at a weighted average price of $2.34 per share.

                            CARRIAGE SERVICES, INC.

12. REDEEMABLE PREFERRED STOCK

    Carriage has 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which approximately 1,182,500 shares were issued and outstanding at December 31, 1999 and 2000. As of December 31, 2000, these shares can be converted into Class A Common Stock at a conversion price equal to the average market price for the ten days preceding the date of delivery of notice of conversion. At December 31, 2000, the conversion price was $1.3813, yielding a total of 856,078 shares of Class B Common Stock that would be issuable upon conversion of the 1,182,500 shares. The holders of Series D Preferred Stock are entitled to receive preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly, as long as the stock is outstanding. The Series D Preferred Stock is redeemable, in whole or in part, at the option of Carriage, at any time during the period commencing with the second anniversary of our IPO (August 8, 1998) and ending December 31, 2001. On December 31, 2001, we must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

                            CARRIAGE SERVICES, INC.

13. EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share for 1998, 1999 and 2000:

                                                                1998          1999          2000
                                                              --------      --------      ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $ 9,533       $10,887       $ (93,003)
  Extraordinary item........................................       --          (200)             --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --            --         (38,993)
                                                              -------       -------       ---------
  Net income (loss).........................................    9,533        10,687        (131,996)
  Preferred stock dividends.................................      606            93              81
                                                              -------       -------       ---------
  Numerator for basic earnings (loss) per share--net income
    (loss) available to common stockholders.................  $ 8,927       $10,594       $(132,077)
                                                              -------       -------       ---------
  Effect of dilutive securities:
  Preferred stock dividends.................................       --            93              --
                                                              -------       -------       ---------
  Numerator for diluted earnings (loss) per share--net
    income (loss) available to common stockholders after
    assumed conversions.....................................  $ 8,927       $10,687       $(132,077)
                                                              -------       -------       ---------
Denominator:
  Denominator for basic earnings (loss) per share--weighted
    average shares..........................................   13,315        15,875          16,056
  Effect of dilutive securities:
    Series D convertible preferred stock....................       --           235              --
    Stock options...........................................      493            26              --
                                                              -------       -------       ---------
  Denominator for diluted earnings (loss) per
    share--adjusted weighted average shares and assumed
    conversions.............................................   13,808        16,136          16,056
                                                              -------       -------       ---------
Basic earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $   .67       $   .68       $   (5.80)
  Extraordinary item........................................       --          (.01)             --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --            --           (2.43)
                                                              -------       -------       ---------
  Net income (loss).........................................  $   .67       $   .67       $   (8.23)
                                                              =======       =======       =========
Diluted earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $   .65       $   .67       $   (5.80)
  Extraordinary item........................................       --          (.01)             --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --            --           (2.43)
                                                              -------       -------       ---------
  Net income (loss).........................................  $   .65       $   .66       $   (8.23)
                                                              =======       =======       =========

    Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was .8 million for the year ended December 31, 2000, because of the net loss for the year.

                            CARRIAGE SERVICES, INC.

14. MAJOR SEGMENTS OF BUSINESS

    Carriage conducts funeral and cemetery operations only in the United States.

                                                      FUNERAL      CEMETERY     CORPORATE     CONSOLIDATED
                                                     ----------   ----------   -----------   --------------
                                                      (IN THOUSANDS, EXCEPT NUMBER OF OPERATING LOCATIONS)
External revenues:
  2000.............................................   $127,261     $ 35,345      $     --       $162,606
  1999.............................................    125,264       43,203            --        168,467
  1998.............................................     92,965       23,876            --        116,841
Profit (loss) before extraordinary item and
  cumulative effect of the change in accounting
  principle:
  2000.............................................   $ 14,984     $  3,140      $(17,152)      $    972
Less-special and other charges, net of tax(a)......                                              (93,975)
                                                                                                --------
                                                                                                $(93,003)
  1999.............................................     19,586        7,412       (16,111)        10,887
  1998.............................................     15,700        3,521        (9,688)         9,533
Total assets:
  2000.............................................   $547,430     $156,194      $  6,661       $710,285
  1999.............................................    397,835      130,650        11,105        539,590
  1998.............................................    351,996      107,973         6,175        466,144
Depreciation and amortization:
  2000.............................................   $ 13,673     $  3,890      $  3,844       $ 21,407
  1999.............................................     12,525        3,562           905         16,992
  1998.............................................      8,750        2,157           537         11,444
Capital expenditures:
  2000.............................................   $  1,301     $    304      $  1,305       $  2,910
  1999.............................................     20,035        4,699         3,355         28,089
  1998.............................................     43,921        4,793         2,026         50,740
Number of operating locations at year end:
  2000.............................................        172           38            --            210
  1999.............................................        182           41            --            223
  1998.............................................        166           27             2            195
Interest expense:
  2000.............................................   $  1,488     $    283      $ 18,934       $ 20,705
  1999.............................................      1,751          115        15,492         17,358
  1998.............................................      1,388           69         8,263          9,720
Income tax expense (benefits):
  2000.............................................   $ 10,419     $  1,862      $(12,038)      $    243
  Less-tax benefits on special charges(a)..........                                               (8,275)
                                                                                                --------
                                                                                                $ (8,032)
  1999.............................................     14,769        4,829       (11,124)         8,474
  1998.............................................     12,336        2,767        (7,613)         7,490

------------------------

(a) A substantial portion of the special and other charges relate to the funeral segment of the business.

                            CARRIAGE SERVICES, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables below sets forth consolidated operating results by fiscal quarter for the years ended December 31, 1999 and 2000, in thousands, except earnings per share. The first, second and third quarters of the fiscal year 2000 have been restated for the accounting change discussed in Note 2, which was implemented at the beginning of the fourth quarter of 2000, but retroactive to January 1, 2000.

                                                              FIRST QUARTER   SECOND QUARTER
                                                                1999 (A)         1999 (A)
                                                              -------------   --------------
Revenues, net...............................................     $41,871          $42,470
Gross profit................................................      13,625           11,668
Net income before extraordinary item........................       4,377            3,097
Extraordinary item..........................................          --             (200)
Preferred stock dividend requirements.......................          29               27
Net income..................................................       4,348            2,870
Basic earnings per common share:
  Continuing operations.....................................     $   .28          $   .19
  Extraordinary item........................................          --             (.01)
                                                                 -------          -------
  Net income................................................     $   .28          $   .18
                                                                 -------          -------
Diluted earnings per common share:
  Continuing operations.....................................     $   .27          $   .19
  Extraordinary item........................................          --             (.01)
                                                                 -------          -------
  Net income................................................     $   .27          $   .18
                                                                 -------          -------

                                                              THIRD QUARTER   FOURTH QUARTER
                                                                1999 (A)         1999 (A)
                                                              -------------   --------------
Revenues, net...............................................     $40,470         $43,656
Gross profit................................................      10,038          11,153
Net income before extraordinary item........................       1,737           1,676
Extraordinary item..........................................          --              --
Preferred stock dividend requirements.......................          22              15
Net income..................................................       1,715           1,661
Basic earnings per common share:
  Continuing operations.....................................     $   .11         $   .10
  Extraordinary item........................................          --              --
                                                                 -------         -------
  Net income................................................     $   .11         $   .10
                                                                 -------         -------
Diluted earnings per common share:
  Continuing operations.....................................     $   .11         $   .10
  Extraordinary item........................................          --              --
                                                                 -------         -------
  Net income................................................     $   .11         $   .10
                                                                 -------         -------

------------------------

(a) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to stock transactions which occurred during the periods presented.

                            CARRIAGE SERVICES, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                  SECOND QUARTER 2000
                                                       FIRST QUARTER 2000 (A)             (A)
                                                       -----------------------   ---------------------
                                                           AS                        AS
                                                       ORIGINALLY                ORIGINALLY
                                                        REPORTED     RESTATED     REPORTED    RESTATED
                                                       ----------   ----------   ----------   --------
Revenues, net........................................    $48,373     $ 45,211     $ 41,132    $ 38,280
Gross profit.........................................     13,131       11,368        8,070       6,630
Net income (loss) before cumulative effect of the
  change in accounting principle.....................      2,906        1,760          166        (770)
Cumulative effect of the change in accounting
  principle, net.....................................         --      (38,993)          --          --
Preferred stock dividend requirements................         21           21           20          20
Net income (loss)....................................      2,885      (37,254)         146        (790)
Basic earnings (loss) per common share:
  Continuing operations..............................    $   .18     $    .11     $    .01    $   (.05)
  Cumulative effect of the change in accounting
    principle, net...................................         --        (2.44)          --          --
                                                         -------     --------     --------    --------
  Net income (loss)..................................    $   .18     $  (2.33)    $    .01    $   (.05)
                                                         -------     --------     --------    --------
Diluted earnings (loss) per common share:
  Continuing operations..............................    $   .18     $    .11     $    .01    $   (.05)
  Cumulative effect of the change in accounting
    principle, net...................................         --        (2.44)          --          --
                                                         -------     --------     --------    --------
  Net income (loss)..................................    $   .18     $  (2.33)    $    .01    $   (.05)
                                                         -------     --------     --------    --------

                                                              THIRD QUARTER 2000 (A)
                                                              -----------------------
                                                                  AS                     FOURTH
                                                              ORIGINALLY                QUARTER
                                                               REPORTED     RESTATED    2000 (A)
                                                              ----------   ----------   --------
Revenues, net...............................................   $ 40,024     $ 38,103    $ 41,012
Gross profit................................................      6,626        5,711       8,467
Net income (loss) before cumulative effect of the change in
  accounting principle......................................    (11,051)     (12,290)    (81,703)
Cumulative effect of the change in accounting principle,
  net.......................................................         --           --          --
Preferred stock dividend requirements.......................         20           20          20
Net income (loss)...........................................    (11,071)     (12,310)    (81,723)
Basic earnings (loss) per common share:
  Continuing operations.....................................   $   (.69)    $   (.77)   $  (5.07)
  Cumulative effect of the change in accounting principle,
    net.....................................................         --           --          --
                                                               --------     --------    --------
  Net income (loss).........................................   $   (.69)    $   (.77)   $  (5.07)
                                                               --------     --------    --------
Diluted earnings (loss) per common share:
  Continuing operations.....................................   $   (.69)    $   (.77)   $  (5.07)
  Cumulative effect of the change in accounting principle,
    net.....................................................         --           --          --
                                                               --------     --------    --------
  Net income (loss).........................................   $   (.69)    $   (.77)   $  (5.07)
                                                               --------     --------    --------

------------------------

(a) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to stock transactions which occurred during the periods presented.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 28, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 2001

                            CARRIAGE SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                     CHARGED TO                               BALANCE
                                           BEGINNING   ACQUISITION   COSTS AND                                END OF
DESCRIPTION                                 OF YEAR     RESERVES      EXPENSES    DIVESTITURES   DEDUCTION     YEAR
-----------                                ---------   -----------   ----------   ------------   ---------   ---------
                                                                         (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998:
  Allowance for bad debts and contract
    cancellations........................   $1,291       $2,818        $1,670                     $2,344      $3,435
  Litigation Reserves....................   $2,700                                                $  270      $2,430
  Environmental remediation reserves.....                $  450                                               $  450

YEAR ENDED DECEMBER 31, 1999:
  Allowance for bad debts and contract
    cancellations........................   $3,435       $4,647        $3,977                     $6,001      $6,058
  Litigation Reserves....................   $2,430                                                $2,250      $  180
  Environmental remediation reserves.....   $  450       $   85                                               $  535

YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts and contract
    cancellations........................   $6,058       $1,543        $4,665        $  237       $7,457      $4,572
  Litigation Reserves....................   $  180                                                            $  180
  Environmental remediation reserves.....   $  535                                                $   10      $  525
  Employee severance accruals............                              $5,371                     $1,577      $3,794
  Office closing and other Fresh Start
    accruals.............................                              $4,988                     $1,315      $3,673

                                                                    EXHIBIT 11.1

                            CARRIAGE SERVICES, INC.
                       COMPUTATION OF PER SHARE EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Earnings per share for 1998, 1999 and 2000 is calculated based on the weighted average number of common and common equivalent shares outstanding during each year as proscribed by SFAS 128. The following table sets forth the computation of the basic and diluted earnings per share for 1998, 1999 and 2000:

                                                                1998       1999       2000
                                                              --------   --------   ---------
Net income (loss), before extraordinary item and cumulative
  effect of the change in accounting principle..............   $9,533    $10,887    $ (93,003)
Extraordinary item..........................................       --       (200)          --
Cumulative effect of the change in accounting principle,
  net.......................................................       --         --      (38,993)
                                                               ------    -------    ---------
Net income (loss)...........................................    9,533     10,687     (131,996)
Preferred stock dividends...................................     (606)       (93)         (81)
                                                               ------    -------    ---------
Net income (loss) available to common stockholders for basic
  EPS computation...........................................    8,927     10,594     (132,077)
Effect of dilutive securities...............................       --         93           --
                                                               ------    -------    ---------
Net income (loss) available to common stockholders for
  diluted EPS computation...................................   $8,927    $10,687    $(132,077)
                                                               ======    =======    =========
Weighted average number of common shares outstanding for
  basic EPS computation.....................................   13,315     15,875       16,056
Effect of dilutive securities:
  Series D convertible preferred stock......................       --        235           --
  Stock options.............................................      493         26           --
                                                               ------    -------    ---------
Weighted average number of common and common equivalent
  shares outstanding for diluted EPS computation............   13,808     16,136       16,056
                                                               ------    -------    ---------
Basic earnings per share:
  Net income (loss), before extraordinary item and
    cumulative effect of the change in accounting
    principle...............................................   $  .67    $   .68    $   (5.80)
  Extraordinary item........................................       --       (.01)          --
  Cumulative effect of the change in accounting principle,
    net.....................................................       --         --        (2.43)
                                                               ------    -------    ---------
  Net income (loss).........................................   $  .67    $   .67    $   (8.23)
                                                               ======    =======    =========
Diluted earnings per share:
  Net income (loss), before extraordinary item and
    cumulative effect of the change in accounting
    principle...............................................   $  .65    $   .67    $   (5.80)
  Extraordinary item........................................       --       (.01)          --
  Cumulative effect of the change in accounting principle,
    net.....................................................       --         --        (2.43)
                                                               ------    -------    ---------
  Net income (loss).........................................   $  .65    $   .66    $   (8.23)
                                                               ======    =======    =========

    Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was .8 million for the year ended December 31, 2000, because of the net loss for the year.

                                                                      EXHIBIT 12

                            CARRIAGE SERVICES, INC.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (UNAUDITED AND IN THOUSANDS)

                                                  1996*       1997       1998       1999      2000**
                                                 --------   --------   --------   --------   --------
Fixed charges:
  Interest expense.............................   $4,347    $ 5,889    $ 9,720    $17,358    $ 20,705
  Amortization of capitalized expenses related
    to debt....................................      150        200        150        242       1,026
Rental expense.................................      308        629        720        876       1,606
                                                  ------    -------    -------    -------    --------
Total fixed charges before capitalized interest
  and preferred stock dividends................    4,805      6,718     10,590     18,476      23,337
Capitalized interest...........................      250        450        600        686         770
                                                  ------    -------    -------    -------    --------
  Total fixed charges..........................    5,055      7,168     11,190     19,162      24,107
Preferred stock dividends......................    1,037      1,627      1,082        167          88
                                                  ------    -------    -------    -------    --------
  Total fixed charges plus preferred
    dividends..................................    6,092      8,795     12,272     19,329      24,195
                                                  ------    -------    -------    -------    --------
Earnings (loss) available for fixed charges:
Earnings (loss) before income taxes,
  extraordinary item and cumulative effect of
  change in accounting principle...............      345      8,217     17,023     19,361    (101,035)
Add fixed charges before capitalized interest
  and preferred stock dividends................    4,805      6,718     10,590     18,476      23,337
                                                  ------    -------    -------    -------    --------
Total earnings (loss) available for fixed
  charges......................................   $5,150    $14,935    $27,613    $37,837    $(77,698)
                                                  ======    =======    =======    =======    ========
Ratio of earnings (loss) to fixed charges(1)...     1.02       2.08       2.47       1.97       (3.22)
                                                  ======    =======    =======    =======    ========
Ratio of earnings (loss) to fixed charges plus
  dividends(1).................................     0.85       1.70       2.25       1.96       (3.21)
                                                  ======    =======    =======    =======    ========

------------------------

(1) For purposes of computing the ratios of earnings to fixed charges and earnings to fixed charges plus dividends: (i) earnings consist of income before provision for income taxes plus fixed charges (excluding capitalized interest) and (ii) "fixed charges" consist of interest expensed and capitalized, amortization of debt discount and expense relating to indebtedness and the portion of rental expense representative of the interest factor attributable to leases for rental property. There were no dividends paid or accrued on the Company's Common Stock during the periods presented above.

* Earnings were inadequate to cover fixed charges. The coverage deficiency was $942,000 for 1996.

** Earnings were inadequate to cover fixed charges. The coverage deficiency was $101,893,000 for 2000.