Form 10-Q
period 2001-03-31
CARRIAGE SERVICES INC
filed 2001-05-15
CIK 1016281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    --------

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                     76-0423828
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

     1900 SAINT JAMES PLACE, 4TH FLOOR, HOUSTON, TX                 77056
          (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 332-8400

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of May 10, 2001 was 14,804,927 and 1,789,618 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of
              December 31, 2000 and March 31, 2001                            3

         Consolidated Statements of Operations for the
              Three Months Ended March 31, 2000 and 2001                      4

         Consolidated Statements of Comprehensive Income (Loss)
              Three Months Ended March 31, 2000 and 2001                      5

         Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2000 and 2001                      6

         Notes to Consolidated Financial Statements                           7

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK        14

PART II - OTHER INFORMATION

     ITEM 5. OTHER INFORMATION                                               15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               16

           Signature                                                         17

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,       MARCH 31,
                                                                                       2000              2001
                                                                                 -----------------------------------
                                    ASSETS                                                           (UNAUDITED)
 Current assets:
      Cash and cash equivalents                                                  $        3,210    $       5,039
      Accounts receivable --
           Trade, net of allowance for doubtful accounts of $4,572 in
                2000 and $4,711 in 2001                                                  16,167           14,503
           Other                                                                          3,828            3,730
                                                                                 -----------------------------------
                                                                                         19,995           18,233
      Assets held for sale, net                                                          10,018            2,503
      Inventories and other current assets                                                9,152            9,343
                                                                                 -----------------------------------
                Total current assets                                                     42,375           35,118
                                                                                 -----------------------------------
 Property, plant and equipment, at cost, net of accumulated
      depreciation of $19,156 in 2000 and $20,594 in 2001                               119,252          118,392
 Cemetery property, at cost                                                              61,529           61,823
 Names and reputations, net of accumulated amortization of
      $17,984 in 2000 and $19,156 in 2001                                               166,585          165,499
 Deferred charges and other non-current assets                                           58,506           55,453
 Preneed funeral contracts                                                              231,874          236,444
 Preneed cemetery trust funds                                                            30,164           33,054
                                                                                 -----------------------------------
      Total assets                                                               $      710,285    $     705,783
                                                                                 ===================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $        4,240    $       3,842
     Accrued liabilities                                                                 21,007           18,395
     Current portion of long-term debt and obligations under capital
          Leases                                                                          3,236            3,723
                                                                                 -----------------------------------
               Total current liabilities                                                 28,483           25,960
Deferred cemetery revenue and preneed liabilities                                        99,623           99,412
Deferred preneed funeral  contracts revenue                                             231,874          236,444
Long-term debt, net of current portion                                                  176,662          166,312
Obligations under capital leases, net of current portion                                  5,306            5,338
                                                                                 -----------------------------------
               Total liabilities                                                        541,948          533,466
                                                                                 -----------------------------------
Commitments and contingencies
Redeemable preferred stock                                                                1,172            1,172
Company-obligated mandatorily redeemable convertible preferred
     Securities of Carriage Services Capital Trust                                       89,928           89,997
Minority interest in consolidated subsidiary                                                ---              200
Stockholders' equity:
     Class A Common Stock, $.01 par value; 40,000,000 shares Authorized;
          14,302,000 and 14,724,000 issued and outstanding at
          December 31, 2000 and March 31, 2001, respectively                                143              148
     Class B Common Stock; $.01 par value; 10,000,000 shares
          Authorized; 1,845,000 and 1,793,000
          issued and outstanding at
          December 31, 2000 and March 31, 2001, respectively                                 18               18
     Contributed capital                                                                193,234          193,664
     Retained earnings                                                                 (116,158)        (112,380)
     Unrealized gain (loss) on interest rate swaps, net of tax benefit                       --             (502)
                                                                                 -----------------------------------
               Total stockholders' equity                                                77,237           80,948
                                                                                 -----------------------------------
     Total liabilities and stockholders' equity                                  $      710,285    $     705,783
                                                                                 ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                         -------------------------------------
                                                                               2000               2001
                                                                         -----------------  ------------------

Revenues, net
     Funeral                                                             $       35,535     $       34,887
     Cemetery                                                                     9,676              8,993
                                                                         -----------------  ------------------
                                                                                 45,211             43,880
Costs and expenses
     Funeral                                                                     26,131             24,873
     Cemetery                                                                     7,712              6,891
                                                                         -----------------  ------------------
                                                                                 33,843             31,764
                                                                         -----------------  ------------------
     Gross profit                                                                11,368             12,116
General and administrative expenses                                               2,488              2,041
                                                                         -----------------  ------------------
     Operating income                                                             8,880             10,075
Interest expense, net                                                             3,719              3,686
Financing costs of company-obligated mandatorily
      Redeemable convertible preferred securities of Carriage
      Services Capital Trust                                                      1,641              1,641
                                                                         -----------------  ------------------
     Total interest and financing costs                                           5,360              5,327
Income before income taxes and cumulative effect of the change in
     accounting principles                                                        3,520              4,748
Provision for income taxes                                                        1,760                950
                                                                         -----------------  ------------------
Net income before cumulative effect of the change in accounting
     principle                                                                    1,760              3,798
Cumulative effect on prior years of the change in accounting
     principle, net of income tax benefit of $20,755                            (38,993)                --
                                                                         -----------------  ------------------
     Net income (loss)                                                          (37,233)             3,798
Preferred stock dividend requirements                                                21                 20
                                                                         -----------------  ------------------
     Net income (loss) available to common stockholders                  $      (37,254)    $        3,778
                                                                         =================  ==================

Basic earnings (loss) per common share:
     Continuing operations                                               $          .11     $          .23
     Cumulative effect of the change in accounting principle, net                 (2.44)                --
                                                                         -----------------  ------------------
     Net income (loss)                                                   $        (2.33)    $          .23
                                                                         =================  ==================

Diluted earnings (loss) per common share:
     Continuing operations                                               $          .11     $          .22
     Cumulative effect of the change in accounting principle, net                 (2.44)                --
                                                                         -----------------  ------------------
     Net income (loss)                                                   $        (2.33)    $          .22
                                                                         =================  ==================

Weighted average number of common and common equivalent shares outstanding:
     Basic                                                                       15,977             16,511
                                                                         =================  ==================

     Diluted                                                                     16,235             17,368
                                                                         =================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                         -------------------------------------
                                                                               2000               2001
                                                                         -----------------  ------------------

Net income (loss)                                                        $      (37,233)    $        3,798


Other comprehensive income (loss):

     Cumulative effect on prior years of the change in accounting
       principle, net of income tax benefit of $1                                   ---                  1
     Unrealized gains (losses) on interest rate swaps arising during
       period                                                                       ---               (629)
      Related income tax benefit                                                    ---                126
                                                                         -----------------  ------------------
Total other comprehensive income (loss)                                  $          ---     $         (502)
                                                                         -----------------  ------------------

Comprehensive income (loss)                                              $      (37,233)    $        3,296
                                                                         =================  ==================



            The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                  ----------------------------------
                                                                                        2000             2001
                                                                                  ----------------- ----------------
Cash flows from operating activities:

   Net income (loss)                                                              $      (37,233)   $        3,798
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of the change in accounting principle, net of tax
          benefits                                                                        38,993               ---
       Depreciation                                                                        1,961             1,546
       Amortization                                                                        3,132             2,699
       Provision for losses on accounts receivable                                         1,078             1,185
       Deferred income taxes                                                               2,646             1,430
                                                                                  ----------------- ----------------
Net cash provided by operating activities before                                          10,577            10,658
          changes in assets and liabilities
   Changes in assets and liabilities, net of effects from acquisitions:
       (Increase) decrease in accounts receivable                                         (2,805)              660
       (Increase) decrease in inventories and other current assets                         1,956             3,705
       (Increase) decrease in deferred charges and other                                     313               (17)
       (Increase) decrease in preneed cemetery trust funds                                   824            (2,890)
       Increase (decrease) in accounts payable                                               824              (398)
       (Decrease) in accrued liabilities                                                  (1,871)           (2,656)
       Increase (decrease) in deferred revenue and preneed liabilities                     1,860              (213)
                                                                                  ----------------- ----------------
          Net cash provided by operating activities                                       10,854             8,849

Cash flows from investing activities:

       Preneed funeral and cemetery costs                                                 (2,699)             (958)
       Purchase of note receivable                                                          (566)              ---
       Proceeds from sales of businesses                                                      --             6,224
       Sale of minority interest in subsidiary                                                --               200
       Acquisitions, net of cash acquired                                                 (1,291)             (212)
       Capital expenditures                                                               (3,007)           (1,388)
                                                                                  ----------------- ----------------
          Net cash provided by (used in) investing activities                             (7,563)            3,866

Cash flows from financing activities:

       Proceeds from long-term debt                                                       12,224               ---
       Proceeds from issuance of common stock                                                342               ---
       Payments on long-term debt and obligations under capital leases                   (16,634)          (10,866)
       Payment of preferred stock dividends                                                  (21)              (20)
                                                                                  ----------------- ----------------
          Net cash used in financing activities                                           (4,089)          (10,886)

Net increase (decrease) in cash and cash equivalents                                        (798)            1,829
Cash and cash equivalents at beginning of period                                           2,517             3,210
                                                                                  ----------------- ----------------
Cash and cash equivalents at end of period                                        $        1,719    $        5,039
                                                                                  ================= ================

Supplemental disclosure of cash flow information:

       Cash paid for interest and financing costs                                 $        7,753    $        6,214
                                                                                  ================= ================
       Cash paid for income taxes                                                 $          194    $          ---
                                                                                  ================= ================


              The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     (a) The Company

     Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of March 31, 2001, the Company owned and operated 161 funeral homes and 33 cemeteries in 31 states.

     (b) Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c)  Interim Disclosures

     The information for the three months ended March 31, 2000 and 2001 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

2.   ACCOUNTING CHANGES

     (a) Preneed Revenues and Costs

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB
101). This SAB deals with various revenue recognition issues; certain ones of which are pertinent to the death care industry. As a result, we have changed our method of recognizing preneed revenues and certain related costs of originating preneed cemetery contracts. SAB 101 was effective as of the beginning of 2000, but because of extensions to allow for implementation, we implemented the changes beginning with the fourth quarter of 2000 and restated quarters 1 through 3 in our annual report on Form 10-K for the year ended December 31, 2000.

    Previously, we had recognized sales of cemetery interment rights, together with associated merchandise and services as revenues at the time contracts were signed. Costs related to the sales of interment rights were charged to operations using the specific identification method. The costs for cemetery merchandise and services sold, but not delivered, was previously accrued as an expense at the time the cemetery revenue was recognized. Trust income on cemetery merchandise and service trusts was recognized when earned by the trust.

    Under the new accounting principle, we will follow Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", in recognizing the revenue from the sales of cemetery interment rights. This method is generally characterized as the period when the customer's payments equal or exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues and costs related to the sales of cemetery merchandise and services, and earnings from the related trust funds, are deferred until the period in which the merchandise is delivered or the service is provided.

    The Company recorded a non-cash charge of approximately $39.0 million, after reduction for income taxes of approximately $21 million, or $2.44 per share, to reflect the cumulative effect of the change in accounting principle as of the beginning of 2000. The effect of this change on the three months ended March 31, 2000, before the cumulative effect of the accounting change was to decrease net income $1.1 million, or $.07 per diluted share. The revenue not recognized is included in the consolidated balance sheet in the caption "Deferred cemetery revenue and preneed liabilities".

     (b) Derivative Financial Instruments

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that certain derivatives will be recognized as an asset or liability at their fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt.

     The Company recorded a non-cash benefit of approximately $1,000, after reduction for income taxes in the consolidated statement of comprehensive income to reflect the cumulative effect of the change in accounting principle as of the beginning of 2001.


3.   PROPOSED ACCOUNTING CHANGE

         The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be the elimination of the amortization of Names and Reputations, which would have an estimated pre-tax impact of approximately $4 million per year, and testing to determine impairments, if any, for long-lived assets. The final pronouncement may change from the exposure draft.

4.   MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, profit and loss and total assets by segment (in thousands):

                                                               Funeral     Cemetery    Corporate  Consolidated
                                                               -------     --------    ---------  ------------
External revenues:
     Three months ended March 31, 2001                         $ 34,887    $ 8,993          ---    $ 43,880
     Three months ended March 31, 2000                           35,535      9,676          ---      45,211

Profit and Loss before cumulative effect of the
     change in accounting principle:
     Three months ended March 31, 2001                          $ 8,011    $ 1,682     $ (5,895)   $  3,798
     Three months ended March 31, 2000                            4,702        982       (3,924)      1,760

Total Assets:
     March 31, 2001                                             $ 545,658  $ 158,532   $ 1,593     $705,783
     March 31, 2000                                               632,325    131,909     9,785      774,019

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Carriage is a leading provider of death care services and products in the United States. Carriage provides a complete range of services relating to funerals, burials, and cremations, including the use of funeral homes and motor vehicles, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. From 1993 to 1999, the Company grew rapidly as a result of a high level of acquisition activity. During this period, we made many highly successful acquisitions, but in others we made market share and revenue growth assumptions that proved overly optimistic. Fiscal 2000 was a transitional year that included a decline in operating profitability, the adoption of a substantially changed accounting method for preneed cemetery sales, and the implementation of a multi-element "Fresh Start" restructuring program, announced in the latter half of 2000.

     The goals of Fresh Start are restoring credibility to our operating and consolidation model, increasing and better aligning our earnings and cash flow, restoring market credibility to our balance sheet; reducing our debt; and re-accessing the capital markets.

     The principal elements of Fresh Start include downsizing our corporate organization; changing our operating leadership; changing our preneed funeral organizational strategy; stratifying by performance our funeral and cemetery portfolios; implementing action plans to improve underperforming businesses; disposing of some underperforming businesses; adjusting the carrying basis of other underperforming businesses; and modifying financial covenants with lenders to facilitate execution of Fresh Start. Most of the elements of Fresh Start have been accomplished and we are beginning to see the benefits of these actions in our operating results.

     Income from operations, which we define as earnings before interest and income taxes, increased, as a percentage of net revenues, from 19.6% for the first quarter of 2000 to 23.0% for the first quarter of 2001. This improvement was largely due to the cost savings that resulted from Fresh Start initiatives and from the sales of businesses that had previously performed below standard. Gross margins for the funeral homes increased from 26.5% in the first quarter of 2000 to 28.7% in the first quarter of 2001, on a decrease in revenue of 1.8%. As a percentage of cemetery net revenues, cemetery gross margin was 23.4% in the first quarter of 2001 compared to 20.3% in the first quarter in 2000. Revenues from cemeteries decreased 7.1% in the first quarter of 2001 compared to the same period in 2000.

     During the first quarter of 2001 we sold, closed or combined with other existing locations, eleven funeral homes and five cemeteries. Proceeds from the sales totaling $6.2 million and cash flow from operations enabled us to reduce our debt by $10.9 million during the first quarter of 2001.


RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three month periods ended March 31, 2000 and 2001. For purposes of this discussion, the Company's locations are in three groups, as a result of the stratification of our funeral home and cemetery portfolios in 2000. A "core" group which represents a large majority of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale".

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2000 compared to the three months ended March 31, 2001.


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,                         CHANGE
                                                          ---------------------------    -----------------------------
                                                             2000           2001            AMOUNT          PERCENT
                                                          -----------    ------------    -------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Net location revenues:
    Core                                                  $   21,307     $   21,223      $      (84)            0.0 %
    Underperforming                                           10,684         10,250            (434)           (4.1)%
    Targeted for sale                                          1,545          1,694             149             9.6 %
    Sold and discontinued                                      1,476            418          (1,058)             *
                                                          -----------    ------------    -------------
        Total location revenues                           $   35,012     $   33,585      $   (1,427)           (4.1)%
Preneed insurance commissions revenue                            523          1,302             779              *
                                                          -----------    ------------    -------------
Total net revenues                                        $   35,535     $   34,887      $     (648)           (1.8)%
                                                          ===========    ============    =============

Gross profit:
    Core                                                  $    6,422     $   6,087       $    (335)            (5.2)%
    Underperforming                                            2,320         2,283             (37)            (1.6)%
    Targeted for sale                                            107           367             260               *
    Sold and discontinued                                         32           (25)            (57)              *
                                                          -----------    ------------    -------------
        Total location gross profit                       $    8,881     $    8,712      $     (169)           (1.9)%
Preneed insurance commissions revenue                            523          1,302             779              *
                                                          -----------    ------------    -------------
Total gross profit                                        $    9,404     $   10,014      $       610            6.5 %
                                                          ===========    ============    =============

---------------
*  Not meaningful.

     Funeral location revenues for the three months ended March 31, 2001 decreased $1.4 million or 4.1% over the three months ended March 31, 2000. The lower net revenues were primarily a result of a decrease of $1.1 million from businesses that were sold in the first quarter of 2001. The number of funeral services decreased 1.3% for the core group in comparing the first quarter of 2001 to the first quarter of 2000, while the average revenue per service for those existing locations increased 0.8% in comparing those same periods. The number of funeral services for the underperforming group decreased 8.0% while the average revenue per service increased 3.5% in comparing the first quarter 2001 to the first quarter of 2000. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $1.3 million for the three months of 2001 as compared to $.5 million for the three months ended March 31, 2000. The increase in commission revenues is due primarily to nonrecurring commissions on rollover transactions.

     Total funeral location gross profit for the three months ended March 31, 2001 decreased $.2 million or 1.9% from the comparable three months of 2000. The lower total gross profit is due primarily to the lower net revenues and higher utility costs due to the recent increase in energy prices. These negative factors were mitigated in part by depreciation and amortization that was $.9 million less than the prior period due to the impairments recorded in the latter half of 2000 and lower overhead and administrative costs resulting from Fresh Start initiatives.

CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 2000 compared to the three months ended March 31, 2001.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,                         CHANGE
                                                          ---------------------------    -----------------------------
                                                             2000           2001            AMOUNT          PERCENT
                                                          -----------    ------------    -------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Net revenues:
    Core                                                  $   8,257      $   8,007       $     (250)           (3.0)%
    Targeted for sale                                           907            900              (.7)             (7)%
    Sold                                                        512             86             (426)             *
                                                          ------------   -----------    ------------    -------------
        Total net revenues                                $   9,676     $    8,993       $     (683)           (7.1)%
                                                          ===========    ============    =============

Gross profit:
    Core                                                  $   1,819      $   1,931       $      112             6.2%
    Targeted for sale                                           113            202               89            78.8%
    Sold                                                         32            (31)             (63)             *
                                                          -----------    ------------    -------------   ------------
        Total gross profit                                $   1,964     $    2,102       $      138             7.0%
                                                          ===========    ============    =============

---------------
*  Not meaningful.

     Total cemetery net revenues for the three months ended March 31, 2001 decreased $.7 million over the three months ended March 31, 2000, and total cemetery gross profit increased $.1 million over the comparable three months of 2000. The lower net revenues reflect a decrease of $250,000 from core operations and a decrease of $433,000 from the cemeteries that have been sold or are targeted for sale. The higher gross profit reflected an increase of $112,000 from core operations and $26,000 from cemeteries that have been sold or are targeted for sale. Total gross margin increased from 20.3% for the three months ended March 31, 2000 to 23.4% for the three months ended March 31, 2001, due primarily to the reduction in personnel costs related to the downsizing in the Fresh Start program.

OTHER. General and administrative expenses for the quarter ended March 31, 2001 decreased $.3 million as compared to the first quarter of 2000. These expenses, as a percentage of net revenues, decreased from 5.5% to 4.6% due to the downsizing of the corporate organization and other cost savings initiatives of Fresh Start.

     Interest expense and other financing costs for the three months ended March 31, 2001 was approximately the same as in the first three months of 2000. While the average debt outstanding during the 2001 quarter was less than the outstanding debt in the 2000 quarter, the rate paid on the Company's line of credit was slightly higher due to the debt modification in late 2000 as was also the amortization of loan costs due to the payment of debt modification fees.

     Preferred stock dividends of $20,000 were subtracted from the $3.8 million of net income in computing the net income available to common stockholders for the three months ended March 31, 2001.

     For the three months ended March 31, 2001, we provided for income taxes on income before income taxes at a combined state and federal rate of 20% compared with 50% on income from continuing operations for the same period in 2000. The rate for the first quarter of 2000 was negatively impacted by the effects of non-deductible amortization, while the rate for the first quarter of 2001 benefited by $1.2 million from the utilization of tax benefits that were generated from the losses in the latter part of 2000, such tax benefits are being recognized when realized through taxable income. We will continue to evaluate the realizability of the valuation allowance for deferred taxes at each reporting period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $5.0 million at March 31, 2001, representing an increase of $1.8 million from December 31, 2000. For the three months ended March 31, 2001, cash provided by operations was $8.8 million as compared to $10.9 million for the three months ended March 31, 2000. The decrease in cash provided by operations was primarily due to the changes in the working capital accounts period to period. Cash provided by investing activities was $3.9 million for the three months ended March 31, 2001 compared to cash used in the amount of $7.6 million for the first three months of 2000, the change being primarily due to the proceeds from the sale of businesses in the first quarter of 2001 in the amount of $6.2 million.. In the first three months of 2001, cash flow used in financing activities amounted to approximately $10.9 million, due to the reduction of the Company's debt. We intend to utilize the majority of free cash flow and proceeds from the sale of assets to reduce the amount of debt outstanding and thereby improve credit ratios.

     The Company's debt and other sources of capital include $108 million in senior debt notes, approximately $90 million in mandatorily redeemable convertible preferred securities, a $100 million revolving line of credit, approximately $1 million of redeemable preferred stock, and approximately $25 million in acquisition indebtedness and capital lease obligations.

     The $108 million in senior debt notes are unsecured, mature in traunches of $24.5 million in 2004, $59 million in 2006 and $24.5 million in 2008 and bear interest at the fixed rates of $7.73%, 7.96% and 8.06%, respectively.

     The approximately $90 million in mandatorily redeemable convertible preferred securities mature in 2029 and pay a fixed rate of 7%.

     Carriage has a credit facility with a group of banks for a $100 million revolving line of credit. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of March 31, 2001, $42 million was outstanding under the credit facility and the Company's debt to total capitalization was 51 percent.

     As of March 31, 2001, the Company had 1,182,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other operating requirements. Acquisition spending during 2001 is anticipated to be relatively insignificant and capital expenditures should be less than the 2000 amount. Because future cash flows and the availability of financing are subject to a number of variables, such as the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financing may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which, as amended, was implemented during the fourth quarter of 2000, and applied retroactively to the first three quarters of 2000, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Members of the death care industry, in consultation with the Commission, agreed to certain changes in the manner in which cemetery preneed sales and costs are recorded. The change that is most meaningful to the Company is a change from recording cemetery merchandise and service revenue and their related costs at the time the contract is executed, to the period in which they are delivered. These accounting changes do not result in a material change in net cash flows nor the amount or revenues we ultimately expect to realize.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 139, to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps that have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps are recorded as a liability in the amount of $.6 million at March 31, 2001.

POTENTIAL ACCOUNTING CHANGE

     The Financial Accounting Standards Board has issued an exposure draft which would change certain aspects in the manner in which businesses account for business combinations. We expect these changes to be prospective in the nature of adoption. The most significant of the proposed changes to Carriage would be the elimination of the amortization of Names and Reputations, which would have an estimated pre-tax impact of approximately $4 million per year, and testing to determine impairments, if any, for long-lived assets. The final pronouncement may change from the exposure draft.

SEASONALITY

     The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months.

INFLATION

     Inflation has not had a significant impact on the results of operations of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         There has been no material change in the Company's position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company's 2000 form 10-K.

PART II -- OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report contains forward-looking statements made by the management of Carriage Services, Inc.(the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include Carriage's inability to sell businesses and properties held for sale for their carrying value, to maintain or increase free cash flow from operations, or to achieve internal growth from our businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changing consumer preferences; competition in our markets; Carriage's inability to maintain operating ratios within the limits set out within our financing arrangements; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K and Current Reports on Form 8-K filed by Carriage throughout 2001.

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

         (d) The Company's ability to stay within the limits of the credit ratios set out in the debt covenants, such as the debt-to-capital ratio, debt-to-EBITDA ratio, and the fixed charge coverage ratio.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1--Note Termination Agreement with Russell Allen dated March 9, 2001

     10.2--Tax Indemnity Agreement with Russell Allen dated March 9, 2001

     11.1--Statement regarding computation of per share earnings

     12  --Computation of Ratio of Earnings to Fixed Charges


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




                                          CARRIAGE SERVICES, INC.





          May 15, 2001                     /s/Thomas C. Livengood
-----------------------------              ------------------------------------
Date                                       Thomas C. Livengood, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)