Form 10-Q
period 2001-06-30
CARRIAGE SERVICES INC
filed 2001-08-13
CIK 1016281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

(MARK ONE)

 /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR
 / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NUMBER: 1-11961

                            -------------------------

                             CARRIAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                           DELAWARE                                                 76-0423828
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                   1900 SAINT JAMES PLACE, 4TH FLOOR, HOUSTON TX                      77056
                    (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 332-8400

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

    The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of July 31, 2001 was 15,435,229 and 1,254,480 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of
        December 31, 2000 and June 30, 2001                                          3

     Consolidated Statements of Operations for the
        Three Months ended June 30, 2000 and 2001 and
        Six Months ended June 30, 2000 and 2001                                      4

     Consolidated Statements of Comprehensive Income (Loss)
        Six Months ended June 30, 2000 and 2001                                      5

     Consolidated Statements of Cash Flows for the
        Six Months ended June 30, 2000 and 2001                                      6

     Notes to Consolidated Financial Statements                                      7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            10

  ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK                  16

PART II - OTHER INFORMATION

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       16

  ITEM 5 - OTHER INFORMATION                                                         16

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                         18

     Signature                                                                      18

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,         JUNE 30,
                                                                                  2000               2001
                                                                             --------------     -------------
                                    ASSETS                                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                  $      3,210       $     2,475
   Accounts receivable --
     Trade, net of allowance for doubtful accounts of $4,572 in
       2000 and $4,247 in 2001                                                      16,167            13,279
     Other                                                                           3,828             3,296
                                                                             --------------     -------------
                                                                                    19,995            16,575
   Assets held for sale, net                                                        10,018             1,784
   Inventories and other current assets                                              9,152             9,105
                                                                             --------------     -------------
         Total current assets                                                       42,375            29,939
                                                                             --------------     -------------

Property, plant and equipment, at cost, net of accumulated
   depreciation of $19,156 in 2000 and $22,288 in 2001                             119,252           118,185
Cemetery property, at cost                                                          61,529            61,485
Names and reputations, net of accumulated amortization of
   $17,984 in 2000 and $20,682 in 2001                                             166,585           164,309
Cemetery installment accounts receivable                                            20,383            19,431
Deferred charges and other non-current assets                                       38,123            34,430
Preneed funeral contracts                                                          231,874           232,267
Preneed cemetery trust funds                                                        30,164            35,350
                                                                             --------------     -------------
   Total assets                                                               $    710,285       $   695,396
                                                                             ==============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                   $     25,247       $    23,247
   Current portion of long-term debt and obligations under capital
      leases                                                                         3,236             3,148
                                                                             --------------     -------------
         Total current liabilities                                                  28,483            26,395

Deferred cemetery revenue and preneed liabilities                                   99,623           100,861
Deferred preneed funeral contracts revenue                                         231,874           232,267
Long-term debt and obligations under capital leases                                181,968           167,251
                                                                             --------------     -------------
         Total liabilities                                                         541,948           526,774
                                                                             --------------     -------------
Commitments and contingencies
Redeemable preferred stock                                                           1,172               181
Company-obligated mandatorily redeemable convertible preferred
   securities of Carriage Services Capital Trust                                    89,928            89,996
Minority interest in consolidated subsidiary                                           ---               200
Stockholders' equity:
   Class A Common Stock, $.01 par value; 40,000,000 shares
      Authorized; 14,302,000 and 15,170,000 issued and outstanding at
      December 31, 2000 and June 30, 2001, respectively                                143               152
   Class B Common Stock; $.01 par value; 10,000,000 shares
      Authorized; 1,845,000 and 1,426,000 issued and outstanding at
      December 31, 2000 and June 30, 2001, respectively                                 18                14
   Contributed capital                                                             193,234           188,852
   Retained deficit                                                               (116,158)         (110,268)
   Unrealized loss on interest rate swaps, net of tax benefit                           --              (505)
                                                                             --------------     -------------
         Total stockholders' equity                                                 77,237            78,245
                                                                             --------------     -------------
   Total liabilities and stockholders' equity                                 $    710,285       $   695,396
                                                                             ==============     =============

         The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                                             ----------------------- -----------------------
                                                                 2000        2001        2000        2001
                                                             ----------- ----------- ----------- -----------
Revenues, net
   Funeral                                                    $  29,602   $  31,148   $  65,137   $  66,035
   Cemetery                                                       8,678       9,873      18,354      18,851
                                                             ----------- ----------- ----------- -----------
                                                                 38,280      41,021      83,491      84,886
Costs and expenses
   Funeral                                                       24,319      23,811      50,450      48,657
   Cemetery                                                       7,331       7,448      15,043      14,326
                                                             ----------- ----------- ----------- -----------
                                                                 31,650      31,259      65,493      62,983
                                                             ----------- ----------- ----------- -----------
   Gross profit                                                   6,630       9,762      17,998      21,903
General and administrative expenses                               2,381       2,179       4,869       4,229
                                                             ----------- ----------- ----------- -----------
   Operating income                                               4,249       7,583      13,129      17,674
Interest expense, net                                             3,433       3,286       7,152       6,989
Financing costs of company-obligated mandatorily
   redeemable convertible preferred securities of
   Carriage Services Capital Trust                                1,641       1,641       3,282       3,282
                                                             ----------- ----------- ----------- -----------
   Total interest and financing costs                             5,074       4,927      10,434      10,271
Income (loss) before income taxes and cumulative effect
   of the change in accounting principle                           (825)      2,656       2,695       7,403
Provision (benefit) for income taxes                                (55)        531       1,707       1,481
                                                             ----------- ----------- ----------- -----------
Net income (loss) before cumulative effect of the
   change in accounting principle                                  (770)      2,125         988       5,922
Cumulative effect on prior years of the change in
   accounting principle, net of income tax benefit                   --          --     (38,993)         --
                                                             ----------- ----------- ----------- -----------
   Net income (loss)                                               (770)      2,125     (38,005)      5,922
Preferred stock dividends                                            20          12          41          32
                                                             ----------- ----------- ----------- -----------
Net income (loss) available to common stockholders            $    (790)  $   2,113   $ (38,046)  $   5,890
                                                             =========== =========== =========== ===========
Basic earnings (loss) per common share:
   Continuing operations                                      $   (0.05)  $     .13   $     .06   $     .36
   Cumulative effect of the change in accounting
    principle, net                                                   --          --       (2.44)         --
                                                             ----------- ----------- ----------- -----------
   Net income (loss)                                          $   (0.05)  $     .13   $   (2.38)  $     .36
                                                             =========== =========== =========== ===========
Diluted earnings (loss) per common share:
   Continuing operations                                      $   (0.05)  $     .12   $     .06   $     .34
   Cumulative effect of the change in accounting
    principle, net                                                   --          --       (2.44)         --
                                                             ----------- ----------- ----------- -----------
   Net income (loss)                                          $   (0.05)  $     .12   $   (2.38)  $     .34
                                                             =========== =========== =========== ===========

Weighted average number of common and
   common equivalent shares outstanding:
   Basic                                                         16,027      16,592      16,002      16,549
                                                             =========== =========== =========== ===========
   Diluted                                                       16,027      17,651      16,002      17,525
                                                             =========== =========== =========== ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                         --------------------------
                                                                             2000           2001
                                                                         ------------   -----------

Net income (loss)                                                         $  (38,005)    $  5,922

Other comprehensive income (loss):

   Cumulative effect on prior years of the change in accounting
     principle, net of income tax benefit of $1                                  ---            1
   Unrealized gains (losses) on interest rate swaps arising
      during period                                                              ---         (633)
   Related income tax benefit                                                    ---          127
                                                                         ------------   -----------
Total other comprehensive income (loss)                                   $      ---     $   (505)
                                                                         ------------   -----------
Comprehensive income (loss)                                               $  (38,005)    $  5,417
                                                                         ============   ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                     FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                              -------------------------------
                                                                                    2000            2001
                                                                              --------------- ---------------
Cash flows from operating activities:

Net income (loss)                                                              $     (38,005)   $      5,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of the change in accounting principle, net of tax
       benefits                                                                       38,993             ---
    Depreciation                                                                       3,879           3,152
    Amortization                                                                       6,208           5,448
    Provision for losses on accounts receivable                                        1,958           1,612
    Deferred income taxes                                                              4,766           2,495
                                                                              --------------- ---------------
Net cash provided by operating activities before
       changes in assets and liabilities                                              17,799          18,629
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
    (Increase) decrease in accounts receivable                                        (3,913)          3,007
    (Increase) decrease in inventories and other current assets                         (297)          1,767
    (Increase) decrease in deferred charges and other non-current assets                 285            (141)
    (Increase) in preneed cemetery trust funds                                        (7,800)         (4,931)
    Increase (decrease) in accounts payable and accrued liabilities                      212          (1,609)
    Increase in deferred revenue and preneed liabilities                              11,216           1,949
                                                                              --------------- ---------------
       Net cash provided by operating activities                                      17,502          18,671

Cash flows from investing activities:

   Preneed funeral and cemetery costs                                                 (4,415)         (2,155)
   Purchase of note receivable                                                          (566)            ---
   Proceeds from sales of businesses                                                     ---           7,109
   Sale of minority interest in subsidiary                                               ---             200
   Acquisitions, net of cash acquired                                                 (1,333)           (212)
   Capital expenditures                                                               (6,357)         (3,050)
                                                                              --------------- ---------------
      Net cash provided by (used in) investing activities                            (12,671)          1,892

Cash flows from financing activities:

   Proceeds from long-term debt                                                       26,298             ---
   Proceeds from issuance of common stock                                                499             119
   Payment of acquisition-related obligations                                         (1,147)         (4,935)
   Payments on long-term debt and obligations under capital leases                   (27,233)        (16,450)
   Payment of preferred stock dividends                                                  (41)            (32)
   Other                                                                                 (65)             --
                                                                              --------------- ---------------
      Net cash used in financing activities                                           (1,689)        (21,298)

Net increase (decrease) in cash and cash equivalents                                   3,142            (735)
Cash and cash equivalents at beginning of period                                       2,517           3,210
                                                                              --------------- ---------------
Cash and cash equivalents at end of period                                     $       5,659   $       2,475
                                                                              =============== ===============

Supplemental disclosure of cash flow information:

   Cash paid for interest and financing costs                                  $      10,795   $       9,392
                                                                              --------------- ---------------
   Cash paid for income taxes                                                  $         344   $          26
                                                                              =============== ===============


           The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIAGE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     (a)  The Company

     Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of June 30, 2001, the Company owned and operated 154 funeral homes and 32 cemeteries in 31 states.

     (b)  Principles of Consolidation

     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c)  Interim Disclosures

     The information for the three and six month periods ended June 30, 2000 and 2001 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

     The Company recorded a non-cash charge of approximately $39.0 million, after reduction for income taxes of approximately $21 million, or $2.44 per share, to reflect the cumulative effect of the change in accounting principle as of the beginning of 2000. The effect of this change on the six months ended June 30, 2000, before the cumulative effect of the accounting change, was to decrease net income $2.1 million, or $.13 per diluted share. The revenue not recognized is included in the accompanying consolidated balance sheet in the caption "Deferred cemetery revenue and preneed liabilities".

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

     The Company recorded a non-cash charge of approximately $0.5 million, net of related income tax benefit, in the consolidated statement of comprehensive income to record the liability for the interest rate swaps during the six months ended June 30, 2001.

     (c)  Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

     The effect of these Statements on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 40 years, and the testing for impairments of goodwill and other intangible assets on an annual basis. The Company estimates that under these accounting principles, proforma results for the second quarter of 2001 would have been earnings of $0.17 per diluted share, compared to proforma earnings of $0.03 per diluted share for the second quarter of last year.

3.   MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, profit and loss and total assets by segment (in thousands):

                                                                FUNERAL       CEMETERY     CORPORATE   CONSOLIDATED
                                                               ----------    ----------   ----------- --------------
External revenues:
     Six months ended June 30, 2001                            $  66,035     $  18,851          ---    $    84,886
     Six months ended June 30, 2000                               65,137        18,354          ---         83,491

Profit (loss) before cumulative effect of the change in
     accounting principle:
     Six months ended June 30, 2001                            $  10,120     $   2,814    $  (7,012)   $     5,922
     Six months ended June 30, 2000                                8,930         1,370       (9,312)           988

Total assets:
     June 30, 2001                                             $ 539,298     $ 153,616    $   2,482    $   695,396
     June 30, 2000                                               637,979       172,037       13,498        823,514

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

     The principal elements of Fresh Start include downsizing our corporate organization; changing our operating leadership; changing our preneed funeral organizational strategy; stratifying by performance our funeral and cemetery portfolios; implementing action plans to improve underperforming businesses; disposing of some underperforming businesses; adjusting the carrying basis of other underperforming businesses; and modifying financial covenants with lenders to facilitate execution of Fresh Start. Most of the elements of Fresh Start have been accomplished and we are beginning to see the benefits of these actions in our 2001 operating results.

     Income from operations, which we define as earnings before interest and income taxes, increased, as a percentage of net revenues, from 11.1% for the second quarter of 2000 to 18.5% for the second quarter of 2001. This improvement was largely due to the cost savings that resulted from Fresh Start initiatives and increased same-store revenues in both the funeral and cemetery segments, combined with the disposition during the last four quarters of 24 funeral homes and 10 cemeteries which were only marginally profitable. Despite the property dispositions, revenues from funeral homes increased 5.2% and cemeteries increased 13.8% in the second quarter of 2001 compared to the same period in 2000. Gross margins for the funeral homes increased from 17.8% in the second quarter of 2000 to 23.6% in the second quarter of 2001. As a percentage of cemetery net revenues, cemetery gross margin was 24.6% in the second quarter of 2001 compared to 15.5% in the second quarter of 2000.

     During the first half of 2001 we sold, closed or combined with other existing locations, 18 funeral homes and 6 cemeteries. Proceeds from the sale of businesses totaling $7.1 million and cash flow from operations enabled us to reduce our debt by approximately $16.0 million during the first half of 2001. The debt reduction was achieved despite the payment of a $4.9 million contingent purchase price obligation related to an acquisition from a prior year.

RESULTS OF OPERATIONS

     The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 2000 and 2001. For purposes of this discussion, the Company's locations are in three groups, as a result of the stratification of our funeral home and cemetery portfolios in 2000. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". Additionally, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations".

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 2001.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                                 ---------------------------    --------------------------
                                                    2000            2001          AMOUNT         PERCENT
                                                 -----------    ------------    -----------    -----------
Net location same-store revenues:
    Core                                          $  17,845      $   19,455      $   1,610          9.0 %
    Underperforming                                   8,622           9,426            804          9.3 %
    Targeted for sale                                   954           1,061            107         11.2 %
    Sold and discontinued                             1,658             220         (1,438)           *
                                                 -----------    ------------    -----------
        Total location revenues                   $  29,079      $   30,162      $   1,083          3.7 %
Preneed insurance commissions revenue                   523             986            463            *
                                                 -----------    ------------    -----------
Total net revenues                                $  29,602      $   31,148      $   1,546          5.2 %
                                                 ===========    ============    ===========
Gross profit:
    Core                                          $   3,737      $    4,409      $     672         18.0 %
    Underperforming                                     946           1,770            824         87.1 %
    Targeted for sale                                   146             171             25         17.1 %
    Sold and discontinued                               (69)              1             70            *
                                                 -----------    ------------    -----------
        Total location gross profit               $   4,760      $    6,351      $   1,591         33.4 %
Preneed insurance commissions revenue                   523             986            463            *
                                                 -----------    ------------    -----------
Total gross profit                                $   5,283      $    7,337      $   2,054         38.9 %
                                                 ===========    ============    ===========
*  Not meaningful.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                                 ---------------------------    --------------------------
                                                    2000            2001          AMOUNT         PERCENT
                                                 -----------    ------------    -----------    -----------
Net location same-store revenues:
    Core                                          $  39,152      $   40,678      $   1,526          3.9 %
    Underperforming                                  19,146          19,675            529          2.8 %
    Targeted for sale                                 2,051           2,352            301         14.7 %
    Sold and discontinued                             3,742           1,042         (2,700)          *
                                                 -----------    ------------    -----------
        Total location revenues                   $  64,091      $   63,747      $    (344)        (0.5)%
Preneed insurance commissions revenue                 1,046           2,288          1,242           *
                                                 -----------    ------------    -----------
Total net revenues                                $  65,137      $   66,035      $     898          1.4 %
                                                 ===========    ============    ===========
Gross profit:
    Core                                          $  10,127      $   10,505      $     378          3.7 %
    Underperforming                                   3,193           4,075            882         27.6 %
    Targeted for sale                                   224             451            227        101.3 %
    Sold and discontinued                                97              59            (38)          *
                                                 -----------    ------------    -----------
        Total location gross profit               $  13,641      $   15,090      $   1,449         10.6 %
Preneed insurance commissions revenue                 1,046           2,288          1,242           *
                                                 -----------    ------------    -----------
Total gross profit                                $  14,687      $   17,378      $   2,691         18.3 %
                                                 ===========    ============    ===========

*  Not meaningful.

     Funeral location revenues for the three months ended June 30, 2001 increased $1.1 million or 3.7% over the three months ended June 30, 2000. The higher net revenues were primarily a result of an increase of 4.7% in the number of services and an increase of 4.5% in the average revenue per service for the existing operations. The number of funeral services increased 4.1% for the core group in comparing the second quarter of 2001 to the second quarter of 2000, while the average revenue per service for those existing locations increased 4.8% in comparing those same periods. The number of funeral services for the underperforming group increased 5.8% while the average revenue per service increased 3.5% in comparing the second quarter 2001 to the second quarter of 2000. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $1.0 million for the three months of 2001 as compared to $0.5 million for the three months ended June 30, 2000. The increase in commission revenues is due primarily to nonrecurring commissions on the conversion of trust funded contracts to insurance funded contracts.

     Total funeral location gross profit for the three months ended June 30, 2001 increased $1.6 million or 33.4% from the comparable three months of 2000. The higher gross profit is due primarily to the higher net revenues, depreciation and amortization that was $0.9 million less than the prior period due to the impairments recorded in the latter half of 2000 and lower overhead and administrative costs resulting from Fresh Start initiatives.

CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 2001.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                                 ---------------------------    --------------------------
                                                    2000            2001          AMOUNT         PERCENT
                                                 -----------    ------------    -----------    -----------
Net same-store revenues:
    Core                                          $   7,377      $    8,482      $   1,105         15.0 %
    Targeted for sale                                   799           1,113            314         39.3 %
    Acquired or sold                                    502             278           (224)          *
                                                 -----------    ------------    -----------
        Total net revenues                        $   8,678      $    9,873      $   1,195         13.8 %
                                                 ===========    ============    ===========
Gross profit:
    Core                                          $   1,319      $    1,999      $     680         51.6 %
    Targeted for sale                                    94             359            265        281.9 %
    Acquired or sold                                    (66)             67            133           *
                                                 -----------    ------------    -----------
        Total gross profit                        $   1,347      $    2,425      $   1,078         80.0 %
                                                 ===========    ============    ===========
*  Not meaningful.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                                 ---------------------------    --------------------------
                                                    2000            2001          AMOUNT         PERCENT
                                                 -----------    ------------    -----------    -----------
Net same-store revenues:
    Core                                          $  15,634      $   16,122      $     488          3.1 %
    Targeted for sale                                 1,672           1,876            204         12.2 %
    Acquired or sold                                  1,048             853           (195)          *
                                                 -----------    ------------    -----------
        Total net revenues                        $  18,354      $   18,851      $     497          2.7 %
                                                 ===========    ============    ===========

Gross profit:
    Core                                          $   3,135      $    3,813      $     678         21.6 %
    Targeted for sale                                   214             495            281        131.3 %
    Acquired or sold                                    (38)            217            255           *
                                                 -----------    ------------    -----------
        Total gross profit                        $   3,311      $    4,525      $   1,214         36.7 %
                                                 ===========    ============    ===========
*  Not meaningful.


     Total cemetery net revenues for the three months ended June 30, 2001 increased $1.2 million over the three months ended June 30, 2000, and total cemetery gross profit increased $1.1 million over the comparable three months of 2000. The higher net revenues resulted primarily from an increase of $1.1 million from core operations. The higher gross profit reflected an increase of $0.7 million from core operations and $0.4 million from cemeteries that have been sold or are targeted for sale. Total gross margin increased from 15.5% for the three months ended June 30, 2000 to 24.6% for the three months ended June 30, 2001, primarily due to a higher level of atneed deliveries of previously contracted preneed merchandise and services, increased property sales and improved business practices.

OTHER. General and administrative expenses for the quarter ended June 30, 2001 decreased $0.2 million as compared to the second quarter of 2000. These expenses, as a percentage of net revenues, decreased from 6.2% to 5.3% due to the downsizing of the corporate organization and other cost savings initiatives of Fresh Start.

     Interest expense and other financing costs for the three months ended June 30, 2001 declined slightly, compared to the second quarter of 2000. While the average debt outstanding during the first six months of 2001 was less than the outstanding debt in the same period for 2000, the rate paid on the Company's line of credit was slightly higher due to the debt modification in late 2000 as was also the amortization of loan costs due to the payment of debt modification fees.

     Preferred stock dividends of $12,000 were subtracted from the $2.1 million of net income in computing the net income available to common stockholders for the three months ended June 30, 2001.

     For the quarter ended June 30, 2001, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 20% compared with 6.7% on the loss for the same period in 2000. The rate for the second quarter of 2000 was negatively impacted by the effects of non-deductible amortization, while the rate for the second quarter of 2001 benefited by $0.7 million from the utilization of tax benefits that were generated from the losses in the latter part of 2000, such tax benefits are being recognized when realized through taxable income. We will continue to evaluate the realizability of the valuation allowance for deferred taxes at each reporting period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $2.5 million at June 30, 2001, representing a decrease of $0.7 million from December 31, 2000. For the six months ended June 30, 2001, cash provided by operations was $18.7 million as compared to $17.5 million for the six months ended June 30, 2000. The increase in cash provided by operations was primarily due to the higher level of earnings as adjusted for non-cash charges and benefits period to period. Cash provided by investing activities was $1.9 million for the six months ended June 30, 2001 compared to cash used in the amount of $12.7 million for the first six months of 2000, the change being primarily due to the proceeds from the sale of businesses in the first and second quarters of 2001 in the amount of $7.1 million, combined with a decline in capital expenditures and lower preneed costs. In the first six months of 2001, cash flow used in financing activities amounted to approximately $21.3 million, due to the reduction of the Company's debt. We intend to utilize the majority of free cash flow and proceeds from the sale of assets to reduce the amount of debt outstanding and thereby improve credit ratios.

     The Company's debt and other sources of capital include $103.6 million in senior debt notes, a $100 million revolving line of credit, $24.1 million in acquisition indebtedness and capital lease obligations, and approximately $90 million in mandatorily redeemable convertible preferred securities.

     The $103.6 million in senior debt notes are unsecured, mature in tranches of $23.7 million in 2004, $56.5 million in 2006 and $23.4 million in 2008 and bear interest at the fixed rates of $7.73%, 7.96% and 8.06%, respectively.

     Carriage has a credit facility with a group of banks for a $100 million revolving line of credit. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of June 30, 2001, $43 million was outstanding under the credit facility and the Company's debt to total capitalization was 50 percent.

     The approximately $90 million in mandatorily redeemable convertible preferred securities mature in 2029 and pay a fixed rate of 7%.

     As of June 30, 2001, the Company had 182,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holders of Series D Preferred Stock are entitled to receive cash dividends at an annual rate of $.06-$.07 per share depending upon the date such shares were issued. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

     We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other operating requirements. Acquisition spending during 2001 is anticipated to be relatively insignificant and capital expenditures should be less than the total 2000 amount of $10.5 million. Because future cash flows and the availability of financing are subject to a number of variables, such as the Company's operating performance, timing of debt maturities and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financing may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138, to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps that have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps are recorded as a liability in the amount of $.6 million at June 30, 2001.

     In June 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

     The effect of these Statements on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 40 years, and the testing for impairments of goodwill and other intangible assets on an annual basis. The Company estimates that under these accounting principles, proforma results for the second quarter of 2001 would have been earnings of $0.17 per diluted share, compared to proforma earnings of $0.03 per diluted share for the second quarter of last year.

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

PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 annual meeting of shareholders was held on May 22, 2001. All director nominees were elected. The voting tabulation was as follows:

          NAME OF NOMINEE                  NUMBER OF VOTES FOR           NUMBER OF VOTES WITHHELD
        ------------------                ---------------------         --------------------------
         Greg M. Brudnicki                      25,643,945                        386,178
         Vincent D. Foster                      24,732,835                      1,297,288

     The terms of the following other directors continue after the meeting:
Melvin C. Payne, Stuart W. Stedman, Ronald A. Erickson and Mark F. Wilson.

     Other matters voted upon at the meeting were as follows:

                                                    NUMBER OF          NUMBER OF             NUMBER OF
                                                    VOTES FOR        VOTES AGAINST       VOTES ABSTAINING
                                                   ------------     ---------------     ------------------
Reclassification of Mark F. Wilson
     from a Class III to a Class I director         20,044,210         330,940                16,221

Selection of Arthur Andersen LLP as
     auditors for 2001                              25,044,849         970,889                14,385


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

     (1) Maintaining or achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation, amortization and other non-cash charges, controlling capital expenditures, collecting accounts receivable and reducing preneed sales origination costs.

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

         (f) The impact on the Company's financial statements of accounting charges that may result from the Company's evaluation of its business strategies, asset valuations and organizational structures as part of the Fresh Start restructuring program.
         (g) The amount of net proceeds actually realized on assets held for sale.
         (h) Changes in government regulation, including tax rates and their effects on corporate structure.
         (i) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).
         (j) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.
         (k) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as amortization and asset carrying values for long-lived intangible assets.

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

(b) Reports on Form 8-K

    None




                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CARRIAGE SERVICES, INC.





       August 13, 2001                /s/ Thomas C. Livengood
-----------------------------         ----------------------------------------
Date                                  Thomas C. Livengood, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                        Authorized Officer)