Form 10-Q
period 2001-09-30
CARRIAGE SERVICES INC
filed 2001-11-14
CIK 1016281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

     /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

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
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation ororganization)

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

      The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of October 31, 2001 was 15,735,215 and 1,066,880 respectively.

                             CARRIAGE SERVICES, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of
         December 31, 2000 and September 30, 2001                            3

      Consolidated Statements of Operations for the
         Three Months ended September 30, 2000 and 2001 and
         Nine Months ended September 30, 2000 and 2001                       4

      Consolidated Statements of Comprehensive Income (Loss) for the
         Nine Months ended September 30, 2000 and 2001                       5

      Consolidated Statements of Cash Flows for the
         Nine Months ended September 30, 2000 and 2001                       6

      Notes to Condensed Consolidated Financial Statements                   7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK         16

PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                               16

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                17

      Signature                                                             18

                             CARRIAGE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                               2000            2001
                                                                           ------------     ------------
                                    ASSETS                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                                               $     3,210      $      3,618
   Accounts receivable --
     Trade, net of allowance for doubtful accounts of $4,572 in
       2000 and $2,702 in 2001                                                  16,167            15,704
     Other                                                                       3,828             3,272
                                                                           ------------     ------------
                                                                                19,995            18,976
     Assets held for sale, net                                                  10,018             1,538
     Inventories and other current assets                                        9,152             8,516
                                                                           ------------     ------------
          Total current assets                                                  42,375            32,648
                                                                           ------------     ------------
Property, plant and equipment, at cost, net of accumulated
   depreciation of $19,156 in 2000 and $23,538 in 2001                         119,252           117,541
Cemetery property, at cost                                                      61,529            61,456
Names and reputations, net of accumulated amortization of
   $17,984 in 2000 and $21,763 in 2001                                         166,585           162,784
Cemetery installment accounts receivable                                        20,383            18,157
Deferred charges and other non-current assets                                   38,123            34,683
Preneed funeral contracts                                                      231,874           232,671
Preneed cemetery trust funds                                                    30,164            33,984
                                                                           ------------     ------------
     Total assets                                                          $    710,285     $    693,924
                                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                $     25,247     $     25,105
   Current portion of long-term debt and obligations under capital
     leases                                                                       3,236            2,386
                                                                           ------------     ------------
          Total current liabilities                                              28,483           27,491

Deferred revenue and preneed liabilities                                         99,623          100,964
Deferred preneed funeral contracts revenue                                      231,874          232,671
Long-term debt and obligations under capital leases                             181,968          163,717
                                                                           ------------     ------------
          Total liabilities                                                     541,948          524,843
                                                                           ------------     ------------
Commitments and contingencies
Redeemable preferred stock                                                        1,172              181
Company-obligated mandatorily redeemable convertible preferred
   securities of Carriage Services Capital Trust                                 89,928           90,024
Minority interest in consolidated subsidiary                                         --              200
Stockholders' equity:
   Class A Common Stock, $.01 par value; 40,000,000 shares authorized;
     14,302,000 and 15,675,000 issued and outstanding at
     December 31, 2000 and September 30, 2001, respectively                         143              157
   Class B Common Stock; $.01 par value; 10,000,000 shares
     authorized; 1,845,000 and 1,067,000 issued and outstanding at
     December 31, 2000 and September 30, 2001, respectively                          18               11
   Contributed capital                                                          193,234          189,297
   Retained deficit                                                            (116,158)        (109,727)
   Unrealized loss on interest rate swaps, net of tax benefit                        --           (1,062)
                                                                           ------------     ------------
          Total stockholders' equity                                             77,237           78,676
                                                                           ------------     ------------
   Total liabilities and stockholders' equity                              $    710,285     $    693,924
                                                                           ============     ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            CARRIAGE SERVICES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                -------------------------         -------------------------
                                                                   2000            2001              2000            2001
                                                                ---------        --------         ---------        --------
Revenues, net:
     Funeral                                                    $  29,702        $ 28,256         $  94,839        $ 94,290
     Cemetery                                                       8,401           9,413            26,755          28,265
                                                                ---------        --------         ---------        --------
                                                                   38,103          37,669           121,594         122,555
Costs and expenses:
     Funeral                                                       24,886          22,333            75,336          70,990
     Cemetery                                                       7,506           7,096            22,549          21,421
                                                                ---------        --------         ---------        --------
                                                                   32,392          29,429            97,885          92,411
                                                                ---------        --------         ---------        --------
     Gross profit                                                   5,711           8,240            23,709          30,144
General and administrative expenses                                 3,137           2,473             8,006           6,702
Special charges                                                    12,970              --            12,970              --
                                                                ---------        --------         ---------        --------
     Operating income                                             (10,396)          5,767             2,733          23,442
Interest expense, net                                               3,562           3,447            10,714          10,436
Financing costs of company-obligated mandatorily
    redeemable convertible preferred securities of
    Carriage Services Capital Trust                                 1,641           1,641             4,923           4,923
                                                                ---------        --------         ---------        --------
     Total interest and financing costs                             5,203           5,088            15,637          15,359
Income (loss) before income taxes and cumulative effect
     of the change in accounting principle                        (15,599)            679           (12,904)          8,083
Provision (benefit) for income taxes                               (3,309)            136            (1,604)          1,617
Net income (loss) before cumulative effect of the               ---------        --------         ---------        --------
     change in accounting principle                               (12,290)            543           (11,300)          6,466
Cumulative effect on prior years of the change in
     accounting principle, net of income tax benefit                   --              --           (38,993)             --
                                                                ---------        --------         ---------        --------
     Net income (loss)                                            (12,290)            543           (50,293)          6,466

Preferred stock dividends                                              20               3                61              35
                                                                ---------        --------         ---------        --------
Net income (loss) available for common stockholders             $ (12,310)       $    540         $ (50,354)       $  6,431
                                                                =========        ========         =========        ========
Basic earnings (loss) per common share:
     Continuing operations                                      $   (0.77)       $    .03         $   (0.70)       $    .39
     Cumulative effect of the change in accounting
         principle, net                                                --              --             (2.44)             --
                                                                ---------        --------         ---------        --------
         Net income (loss)                                      $   (0.77)       $    .03         $   (3.14)       $    .39
                                                                =========        ========         =========        ========

Diluted earnings (loss) per common share:
     Continuing operations                                      $   (0.77)       $    .03         $   (0.70)       $    .37
     Cumulative effect of the change in accounting
         principle, net                                                --              --             (2.44)             --
                                                                ---------        --------         ---------        --------
     Net income (loss)                                          $   (0.77)       $    .03         $   (3.14)       $    .37
                                                                =========        ========         =========        ========

Weighted average number of common and common equivalent
     shares outstanding:
      Basic                                                        16,084          16,699            16,030          16,600
                                                                =========        ========         =========        ========
      Diluted                                                      16,084          17,851            16,030          17,648
                                                                =========        ========         =========        ========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      CARRIAGE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED AND IN THOUSANDS)

                                                                                      FOR THE NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                  -----------------------------
                                                                                     2000                2001
                                                                                  ----------          ---------

                                                                                  $ (50,293)          $  6,466
Net income (loss)

Other comprehensive (loss):

     Cumulative effect on prior years of the change in accounting
       principle, net of income tax benefit of $1                                        --                  1
     Unrealized (losses) on interest rate swaps arising during
       period                                                                            --             (1,329)
     Related income tax benefit                                                          --                266
                                                                                  ----------          ---------

Total other comprehensive (loss)                                                  $      --           $ (1,062)
                                                                                  ----------          ---------

Comprehensive income (loss)                                                       $ (50,293)          $  5,404
                                                                                  ==========          =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      CARRIAGE SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED AND IN THOUSANDS)
                                                                                             FOR THE NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          2000                   2001
                                                                                       ----------             ---------
Cash flows from operating activities:

   Net income (loss)                                                                   $ (50,293)             $  6,466
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of the change in accounting principle, net of income
          tax benefit                                                                     38,993                    --
       Depreciation                                                                        5,801                 4,724
       Amortization                                                                        9,353                 8,097
       Loss on sale of business assets                                                     1,349                   ---
       Impairment of assets                                                               11,100                   ---
       Provision for losses on accounts receivable                                         4,004                 2,047
       Deferred income taxes                                                               1,457                 2,557
                                                                                       ----------             ---------

Net cash provided by operating activities before
          changes in assets and liabilities                                               21,764                23,891
   Changes in assets and liabilities, net of effects from acquisitions and dispositions:
       (Increase) decrease in accounts receivable                                         (5,496)                1,064
       (Increase) decrease in inventories and other current assets                          (160)                2,200
       (Increase) decrease in deferred charges and other non-current assets                  323                  (207)
       (Increase) in preneed cemetery trust funds                                         (8,743)               (3,564)
       Increase in accounts payable and accrued liabilities                                1,099                   263
       Increase in deferred revenue and preneed liabilities                               13,012                 1,553
                                                                                       ----------             ---------
          Net cash provided by operating activities                                       21,799                25,200

Cash flows from investing activities:

       Preneed funeral and cemetery costs                                                 (6,134)               (3,388)
       Purchase of note receivable                                                          (566)                   --
       Proceeds from sales of businesses                                                   2,199                 8,442
       Sale of minority interest in subsidiary                                                --                   200
       Acquisitions, net of cash acquired                                                 (1,516)                 (212)
       Capital expenditures                                                               (9,472)               (4,588)
                                                                                       ----------             ---------
          Net cash provided by (used in) investing activities                            (15,489)                  454

Cash flows from financing activities:

       Proceeds from long-term debt                                                        3,118                    --
       Payments on long-term debt and obligations under capital leases                    (2,590)              (20,843)
       Proceeds from issuance of common stock                                                500                   567
       Payment of acquisition-related obligations                                         (3,297)               (4,935)
       Payment of preferred stock dividends                                                  (61)                  (35)
       Other                                                                                 (71)                   --
                                                                                       ----------             ---------
          Net cash used in financing activities                                           (2,401)              (25,246)

Net increase in cash and cash equivalents                                                  3,909                   408
Cash and cash equivalents at beginning of period                                           2,517                 3,210
                                                                                       ----------             ---------
Cash and cash equivalents at end of period                                             $   6,426              $  3,618
                                                                                       ==========             =========

Supplemental disclosure of cash flow information:

       Cash paid for interest and financing costs                                      $  17,680              $ 15,797
                                                                                       ==========             =========
       Cash paid for income taxes                                                      $     530              $     65
                                                                                       ==========             =========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                             CARRIAGE SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

   (a)  The Company

   Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of September 30, 2001, the Company owned and operated 154 funeral homes and 32 cemeteries in 30 states.

   (b)  Principles of Consolidation

   The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   (c)  Interim Disclosures

   The information for the three and nine month periods ended September 30, 2000 and 2001 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction therewith. Certain prior period amounts in the consolidated financial statements have been reclassified to conform with current period presentation.

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

   The Company recorded a non-cash charge of approximately $39.0 million, after reduction for income taxes of approximately $21 million, or $2.44 per share, to reflect the cumulative effect of the change in accounting principle as of the beginning of 2000. The effect of this change on the nine months ended September 30, 2000, before the cumulative effect of the accounting change, was to decrease net income $3.3 million, or $.21 per diluted share. The revenue not recognized is included in the accompanying consolidated balance sheet in the caption "Deferred revenue and preneed liabilities".

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

   The Company recorded a non-cash charge of approximately $1.1 million, net of related income tax benefit, in the consolidated statement of comprehensive income to record the liability for the interest rate swaps during the nine months ended September 30, 2001.

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

   The effect of SFAS No. 142 on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 40 years, and the testing for impairments of goodwill on an annual basis. The Company estimates that the proforma earnings, excluding goodwill amortization, for the third quarter of 2001 would have been earnings of $0.08 per diluted share, compared to a proforma loss of $0.69 per diluted share for the third quarter of 2000.

   (d)  Impairment of Long-Lived Assets

   In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined what effect, if any, the implementation of SFAS No. 144 will have on the Company's financial position or results of operations.

3. MAJOR SEGMENTS OF BUSINESS

   Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, profit and loss and total assets by segment (in thousands):



                                                                   Funeral        Cemetery     Corporate     Consolidated
                                                                   -------        --------     ---------     ------------
External revenues:
     Nine months ended September 30, 2001                          $ 94,290       $ 28,265          ---       $ 122,555
     Nine months ended September 30, 2000                            94,839         26,755          ---         121,594

Profit (loss) before cumulative effect of the change in
     accounting principle:
     Nine months ended September 30, 2001                          $ 14,512       $  4,444     $(12,490)      $   6,466
     Nine months ended September 30, 2000                            12,482          2,692      (26,474)        (11,300)

Total assets:
     September 30, 2001                                            $532,725       $148,405     $  12,794      $ 693,924
     December 31, 2000                                              547,430        156,194         6,661        710,285


4. SPECIAL CHARGES

   During the third quarter of 2000, management identified certain underperforming funeral home and cemetery businesses for possible sale and initiated a multi-element restructuring program. Two funeral home businesses were sold during the third quarter of 2000 at a loss of $1.3 million and impairment charges totaling $11.1 million were recorded to reduce the carrying value of other businesses, classified as held for sale, to net realizable value. The loss on sale and impairment charge, along with restructuring charges, are classified as special charges in the consolidated statement of operations for the three and nine months ended September 30, 2000.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      Carriage is a leading provider of death care services and products in the United States. Carriage provides a complete range of services relating to funerals, burials, and cremations, including the use of funeral homes and motor vehicles, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. From 1993 to 1999, the Company grew rapidly as a result of a high level of acquisition activity. During this period, we made many highly successful acquisitions, but in others we made market share and revenue growth assumptions that proved overly optimistic. Fiscal 2000 was a transitional year that included a decline in operating profitability, the adoption of a substantially changed accounting method for preneed cemetery sales, and the implementation of a multi-element "Fresh Start" restructuring program announced in the latter half of 2000.

   The goals of Fresh Start are restoring credibility to our operating and consolidation model, increasing and better aligning our earnings and cash flow, restoring market credibility to our balance sheet; reducing our debt; and re-accessing the capital markets.

   The principal elements of Fresh Start include downsizing our corporate organization; changing our operating leadership; changing our preneed funeral organizational strategy; stratifying by performance our funeral and cemetery portfolios; implementing action plans to improve underperforming businesses; disposing of some underperforming businesses; adjusting the carrying basis of other underperforming businesses; and modifying financial covenants with lenders to facilitate execution of Fresh Start. Most of the elements of Fresh Start have been accomplished and we are seeing the benefits of these actions in our 2001 operating results.

   Income from operations, which we define as earnings before interest, income taxes and special charges, increased, as a percentage of net revenues, from 6.8% for the third quarter of 2000 to 15.3% for the third quarter of 2001. This improvement was largely due to the cost savings that resulted from Fresh Start initiatives and increased same-store revenues in the cemetery segment, combined with the disposition during the last four quarters of 24 funeral homes and 10 cemeteries which were only marginally profitable. Despite the property dispositions, revenues from funeral homes decreased only 4.9% and cemeteries increased 12.0% in the third quarter of 2001 compared to the same period in 2000. Gross margins for the funeral homes increased from 16.2% in the third quarter of 2000 to 21.0% in the third quarter of 2001. As a percentage of cemetery net revenues, cemetery gross margin was 24.6% in the third quarter of 2001 compared to 10.7% in the third quarter of 2000.

   During the first three quarters of 2001 we sold, closed or combined with other existing locations, 20 funeral homes and 6 cemeteries. Proceeds from the sale of businesses totaling $8.4 million and cash flow from operations enabled us to reduce our debt by approximately $20.8 million during the first three quarters of 2001. The debt reduction was achieved despite the payment of a $4.9 million contingent purchase price obligation related to an acquisition from a prior year.

RESULTS OF OPERATIONS

   The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 2000 and 2001. For purposes of this discussion, the Company's locations are in three groups, as a result of the stratification of our funeral home and cemetery portfolios in 2000. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". Additionally, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "existing operations".

FUNERAL HOME SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

(DOLLARS IN THOUSANDS)                                         THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                       CHANGE
                                                             -----------------------          -----------------------
                                                              2000            2001             AMOUNT         PERCENT
                                                             -------         -------          --------       --------
Net location same-store revenues:
    Core                                                     $17,919         $17,548          $  (371)         (2.1)%
    Underperforming                                            8,415           8,749              334           4.0%
    Targeted for sale                                            899             904                5           0.6%
                                                             -------         -------          --------
        Total same-store revenues                            $27,233         $27,201          $   (32)         (0.1)%
Sold and discontinued                                          1,945             145           (1,800)            *
Preneed insurance commissions revenue                            524             910              386          73.7%
                                                             -------         -------          --------
Total net revenues                                           $29,702         $28,256          $(1,446)         (4.9)%
                                                             =======         =======          ========
Gross profit:
    Core                                                     $ 3,360         $ 3,361          $     1           0.0%
    Underperforming                                              929           1,440              511          55.0%
    Targeted for sale                                             29             198              169         582.8%
                                                             -------         -------          --------
        Total same-store gross profit                        $ 4,318         $ 4,999          $   681          15.8%
Sold and discontinued                                            (26)             14               40             *
Preneed insurance commissions revenue                            524             910              386          73.7%
                                                             -------         -------          --------
Total gross profit                                           $ 4,816         $ 5,923          $ 1,107          23.0%
                                                             =======         =======          ========
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

(DOLLARS IN THOUSANDS)                                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       CHANGE
                                                             -----------------------          -----------------------
                                                              2000            2001             AMOUNT         PERCENT
                                                             -------         -------          --------       --------
Net location same-store revenues:
    Core                                                     $56,909         $58,226          $ 1,317           2.3%
    Underperforming                                           27,129          28,104              975           3.6%
    Targeted for sale                                          2,829           3,039              210           7.4%
                                                             -------         -------          --------
        Total same-store revenues                            $86,867         $89,369          $ 2,502          (2.9)%
Sold and discontinued                                          6,402           1,723           (4,679)            *
Preneed insurance commissions revenue                          1,570           3,198            1,628         103.7%
                                                             -------         -------          --------
Total net revenues                                           $94,839         $94,290          $  (549)         (0.6)%
                                                             =======         =======          ========

Gross profit:
    Core                                                     $13,506         $13,861          $   355           2.6%
    Underperforming                                            3,992           5,438            1,446          36.2%
    Targeted for sale                                            279             607              328         117.6%
                                                             -------         -------          --------
        Total same-store gross profit                        $17,777         $19,906          $ 2,129          12.0%
Sold and discontinued                                            156             196               40             *

Preneed insurance commissions revenue                          1,570           3,198            1,628         103.7%
                                                             -------         -------          --------
Total gross profit                                           $19,503         $23,300          $ 3,797          19.5%
                                                             =======         =======          ========
*  Not meaningful.

   Funeral same-store revenues for the three months ended September 30, 2001 were essentially flat when compared to the three months ended September 30, 2000, as we experienced a decrease of 3.1% in the number of services and an increase of 3.1% in the average revenue per service for the existing operations. The lower total net revenues were primarily a result of the decline in revenues related to the businesses that we have sold subsequent to the second quarter 2000. The number of funeral services decreased 4.3% for the core group in comparing the third quarter of 2001 to the third quarter of 2000, while the average revenue per service for those existing locations increased 2.2% in comparing those same periods. The number of funeral services for the underperforming group decreased 1.0% while the average revenue per service increased 5.0% in comparing the third quarter 2001 to the third quarter of 2000. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $0.9 million and $3.2 million for the three and nine month periods of 2001 as compared to $0.5 million and $1.6 million for the three and nine month periods ended September 30, 2000, respectively. The increase in commission revenues is due primarily to nonrecurring commissions on the conversion of trust funded contracts to insurance funded contracts.

   Total funeral same-store gross profit for the three months ended September 30, 2001 increased $0.7 million or 15.8% from the comparable three months of 2000. The higher gross profit is due primarily to depreciation and amortization that was $1.0 million less than the prior period due to the impairments recorded in the latter half of 2000 and lower overhead and administrative costs resulting from Fresh Start initiatives.

CEMETERY SEGMENT. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001



(DOLLARS IN THOUSANDS)                                         THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                       CHANGE
                                                             -----------------------          -----------------------
                                                              2000            2001             AMOUNT         PERCENT
                                                             -------         -------          --------       --------
Net same-store revenues:
    Core                                                      $7,217          $8,531           $1,314           18.2%
    Targeted for sale                                            731             882              151           20.7%
                                                             -------         -------          --------
        Total same-store revenue                              $7,948          $9,413           $1,465           18.4%
Acquired or sold                                                 453              --             (453)             *
                                                             -------         -------          --------
Total net revenues                                            $8,401          $9,413           $1,012           12.0%
                                                             =======         =======          ========

Gross profit:
    Core                                                      $  864          $2,106           $1,242          143.8%
    Targeted for sale                                             37             212              175          473.0%
                                                             -------         -------          --------
        Total same-store gross profit                         $  901          $2,318           $1,417          157.3%
Acquired or sold                                                  (6)             (1)               5              *
                                                             -------         -------          --------
Total gross profit                                            $  895          $2,317           $1,422          158.9%
                                                             =======         =======          ========
*  Not meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001


(DOLLARS IN THOUSANDS)                                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       CHANGE
                                                             -----------------------          -----------------------
                                                              2000            2001             AMOUNT         PERCENT
                                                             -------         -------          --------       --------
Net same-store revenues:
    Core                                                     $22,910         $25,237          $ 2,327           10.2%
    Targeted for sale                                          2,403           2,759              356           14.8%
                                                             -------         -------          --------
    Total same-store revenue                                 $25,313         $27,996          $ 2,683           10.6%
Acquired or sold                                               1,442             269           (1,173)             *
                                                             -------         -------          --------
Total net revenues                                           $26,755         $28,265          $ 1,510            5.6%
                                                             =======         =======          ========

Gross profit:
    Core                                                     $ 3,982         $ 6,117          $ 2,135           53.6%
    Targeted for sale                                            247             707              460          186.2%
                                                             -------         -------          --------
    Total same-store gross profit                            $ 4,229         $ 6,824          $ 2,595           61.4%
Acquired or sold                                                 (23)             20               43              *
                                                             -------         -------          --------
Total gross profit                                           $ 4,206         $ 6,844          $ 2,638           62.7%
                                                             =======         =======          ========
*  Not meaningful.

   Cemetery same-store net revenues for the three months ended September 30, 2001 increased $1.5 million over the three months ended September 30, 2000, and cemetery same-store gross profit increased $1.4 million over the comparable three months of 2000. The higher same-store net revenues resulted primarily from an increase of $1.3 million from core operations. The higher same-store gross profit reflected an increase of $1.2 million from core operations and $0.2 million from cemeteries that have been targeted for sale. Total gross margin increased from 10.7% for the three months ended September 30, 2000 to 24.6% for the three months ended September 30, 2001, primarily due to a higher level of atneed deliveries of previously contracted preneed merchandise and services, increased property sales and improved business practices.

OTHER. General and administrative expenses for the quarter ended September 30, 2001 decreased $0.7 million as compared to the third quarter of 2000. These expenses, as a percentage of net revenues, decreased from 8.2% to 6.6% due to the downsizing of the corporate organization and other cost savings initiatives of Fresh Start.

   Interest expense and other financing costs for the three months ended September 30, 2001 declined slightly, compared to the second quarter of 2000. While the average debt outstanding during the first nine months of 2001 was less than the outstanding debt in the same period for 2000, the rate paid on the Company's line of credit was slightly higher due to the debt modification in late 2000 and higher amortization of loan costs due to the payment of debt modification fees.

   Preferred stock dividends of $3,000 were subtracted from the $0.5 million of net income in computing the net income available for common stockholders for the three months ended September 30, 2001.

   For the quarter ended September 30, 2001, the Company provided for income taxes on income before income taxes at a combined state and federal rate of 20% compared with 21.2% on the loss for the same period in 2000. The rate for the third quarter of 2000 was negatively impacted by the effects of non-deductible amortization, while the rate for the third quarter of 2001 benefited by $0.1 million from the utilization of tax benefits that were generated from the losses in the fourth quarter of 2000, tax benefits that are being recognized when realized through taxable income. We will continue to evaluate the realizability of the valuation allowance for deferred taxes at each reporting period.


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents totaled $3.6 million at September 30, 2001, representing an increase of $0.4 million from December 31, 2000. For the nine months ended September 30, 2001, cash provided by operations was $25.2 million as compared to $21.8 million for the nine months ended September 30, 2000. The increase in cash provided by operations was primarily due to the higher level of earnings as adjusted for non-cash charges period to period. Cash provided by investing activities was $0.5 million for the nine months ended September 30, 2001 compared to cash used in the amount of $15.5 million for the first nine months of 2000, the change being primarily due to the proceeds from the sale of businesses during the nine months of 2001 in the amount of $8.4 million, combined with a decrease in capital expenditures and preneed costs. In the first nine months of 2001, cash flow used in financing activities amounted to approximately $25.2 million, most of which was used to reduce the Company's debt. We intend to utilize the majority of free cash flow and proceeds from the sale of assets to reduce the amount of debt outstanding and thereby improve credit ratios.

   The Company's debt and other sources of capital include $103.6 million in senior debt notes, a $100 million revolving line of credit, $23.5 million in acquisition indebtedness and capital lease obligations, and approximately $90 million in mandatorily redeemable convertible preferred securities.

   The $103.6 million in senior debt notes are unsecured, mature in tranches of $23.7 million in 2004, $56.5 million in 2006 and $23.4 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

      Carriage has a credit facility with a group of banks for a $100 million revolving line of credit. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. The Company has the ability under the credit facility to increase its total debt outstanding to as much as 60 percent of its total capitalization. As of September 30, 2001, $40 million was outstanding under the credit facility and the Company's debt to total capitalization was 49.7 percent.

   The approximately $90 million in mandatorily redeemable convertible preferred securities mature in 2029 and pay a fixed rate of 7%.

   As of September 30, 2001, the Company had 182,500 shares outstanding of Series D Preferred Stock. The Series D Preferred Stock is convertible into Class B Common Stock. The holder of the Series D Preferred Stock is entitled to receive cash dividends at an annual rate of $.06 per share. The Company may, at its option, redeem all or any portion of the shares of the Series D Preferred Stock at a redemption price of $1.00 per share, together with all accrued and unpaid dividends. Such redemption is subject to the right of each holder of Series D Preferred Stock to convert such holder's shares into shares of Class B Common Stock. On December 31, 2001, the Company must redeem all shares of Series D Preferred Stock then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

   We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other operating requirements. Acquisition spending during 2001 is anticipated to be relatively insignificant and capital expenditures should be approximately $6 million. Because future cash flows and the availability of financing are subject to a number of variables, such as the Company's operating performance, timing of debt maturities and the number and size of acquisitions made by the Company, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs.

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

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138, to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps that have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps are recorded as a liability in the amount of $1.1 million at September 30, 2001.

   In June 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement. The effect of SFAS No. 142 on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 40 years, and the testing for impairments of goodwill on an annual basis. The Company estimates that proforma earnings, excluding goodwill amortization, for the third quarter of 2001 would have been $0.08 per diluted share, compared to a proforma loss of $0.69 per diluted share for the third quarter of 2000.

   In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined what effect, if any, the implementation of SFAS No. 144 will have on the Company's financial position or results of operations.

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

PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements made by the management of Carriage Services, Inc. (the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include Carriage's inability to sell businesses and properties held for sale for their carrying value, to maintain or increase free cash flow from operations, or to achieve internal growth from our businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changing consumer preferences; competition in our markets; Carriage's inability to maintain operating ratios within the limits set forth within our financing arrangements; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K and Current Reports on Form 8-K filed by Carriage throughout 2001.

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

   (1) Maintaining or achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation, amortization and other non-cash charges, controlling capital expenditures, collecting accounts receivable and managing preneed sales origination costs to current or lower levels.

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

   (3) Revenue also is affected by the level of preneed sales in both current and prior periods. The level of preneed sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, changes in consumer spending preferences, as well as changes in marketing approach, commission practices and contractual terms. Future revenue will also be affected by the Company's recent decision to eliminate its national preneed sales and marketing organization and to manage future preneed activities at the local business level.

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






                                           CARRIAGE SERVICES, INC.





      November 14, 2001                    /s/ Thomas C. Livengood
------------------------------             -------------------------------
Date                                       Thomas C. Livengood, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)