Form 10-K
period 2001-12-31
CARRIAGE SERVICES INC
filed 2002-03-29
CIK 1016281

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

 CLASS A COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE
           (Title Of Class)                    (Name of Exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Class A Common Stock) of the Registrant as of March 25, 2002 was approximately $45,000,000 based on the closing price of $4.95 per share on the New York Stock Exchange.
                            ------------------------

    The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, and Class B Common Stock, $.01 par value per share, outstanding as of March 25, 2002 was 16,912,596 and 0 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement in connection with the 2002 annual meeting of shareholders, incorporated in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements made by the management of Carriage
Services, Inc.(the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include the following: Carriage's inability to sell businesses and properties held for sale for their carrying value, to maintain or increase free cash flow from operations, or to achieve internal growth from our businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changes in accounting principles; changing consumer preferences; competition in our markets; Carriage's inability to maintain operating ratios within the limits set out within our financing arrangements; loss contingencies and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by Carriage throughout 2002.

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

    (1) Maintaining or achieving growth in free cash flow from operations depends primarily on achieving anticipated levels of earnings before depreciation, amortization and other non-cash charges, maintaining the amount of expected cash income taxes payable, controlling capital expenditures to budgeted levels, collecting accounts receivable and managing preneed sales origination costs to current or lower levels.

    (2) Achieving the Company's revenue goals is affected by the volume and prices of the products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are believed to be achievable, but the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In most markets the Company expects to increase prices, but in certain markets prices could be lowered to protect market share. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the capabilities of the local operating staff, the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

    (3) Revenue also is affected by the level of preneed sales in both current and prior periods. The level of preneed sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, changes in consumer spending preferences, as well as changes in our marketing approach, commission practices and contractual terms. Future revenue will also be affected by the Company's decision in the latter half of 2000 to eliminate the national preneed sales and marketing organization and to manage future preneed activities at the local business level.

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

    (f) Changes in government regulations, including tax rates and their effects on corporate structure.

    (g) Changes in inflation and other general economic conditions domestically, affecting financial markets (e.g. marketable security values).

    (h) Unanticipated legal proceedings and unanticipated outcomes of legal proceedings.

    (i) Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as writedowns to the asset carrying values for goodwill and other long-lived assets.

    The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Carriage is a leading provider of death care services and products in the United States. As of December 31, 2001, we operated 148 funeral homes and 30 cemeteries in 29 states. Carriage provides a complete range of services relating to funerals, burials and cremations, including the planning and coordination of personalized funerals, use of funeral home facilities and providing transportation services, the performance of cemetery interment services and the management and maintenance of cemetery grounds. We also sell related products and merchandise including caskets, burial vaults, garments, cemetery interment rights, stone and bronze memorials, as well as other items. From 1996 to 1999, the Company grew rapidly as a result of a high level of acquisition activity. In 1999, growth slowed and the level of acquisition activity was sharply curtailed to allow Carriage to focus on the improvement of operating results. Fiscal 2000 was a transitional year including a decline in operating profitability, the adoption of a substantially changed accounting method for preneed cemetery sales, and the implementation of a two-year multi-element restructuring program termed "Fresh Start" which was intended to improve financial and operating performance. As a result of these factors, the 2000 earnings per share fell to $.06 from operations before special charges and cumulative effect of accounting changes and a loss of $8.23 per share including these special charges and the accounting change. Most of the elements of Fresh Start have now been accomplished, and we have seen the benefits of these actions in our 2001 operating results as diluted earnings per share was $.51; cash flow from operations exceeded $27 million and debt was reduced by $30 million.

    Since Carriage's formation in 1991, we have focused on distinguishing ourselves from our competitors by developing an employee-driven organization that emphasizes: (i) providing the highest level of personalized service to client families, (ii) comprehensive employee training, (iii) a decentralized management structure, and (iv) location management incentive compensation which shares the benefits of location profitability above predetermined levels. Significant concerns existed at the end of 2000 regarding the financial stability and the credibility of the operating and consolidation models of the death care industry. The beginning of an industry-wide recovery from the high leverage and nominal cash flow of the past several years highlighted the year 2001. We, as well as other members of the industry, shifted our focus to improving existing businesses and selling those that do not fit into long-term strategies.

    In response to the changing industry environment, we initiated, in July 2000, a review of our funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under Carriage's credit agreements. As a result, Carriage launched, in September 2000, a multi-faceted, restructuring program called "Fresh Start". During the last two quarters of 2000, we eliminated a large portion of our administrative and general overhead and began executing new operating strategies under new leadership. Carriage's preneed funeral strategy has now changed from a national, centralized strategy to a unique, local, decentralized strategy whereby each local business will have a program customized to its needs and managed by the local funeral home manager or regional manager. The cemetery organization has been substantially streamlined, and there is now singular responsibility and accountability for both sales and operations. Our human resources strategy is to high-grade our personnel, which includes promoting, recruiting, and training top-quality managers and leaders to replace those who are not able to perform up to our Fresh Start standards. We conducted a rigorous review of the businesses we own and stratified the funeral homes and cemeteries into three groups: a healthy core group, an underperforming group, and a group that we targeted to sell. Impairment and other special charges totaling $102.3 million were recorded in 2000 in connection with Fresh Start. One critical element of Fresh Start was to modify our financial covenants with our banks and insurance company lenders so that we could execute all elements of our plan, including any expected adjustments to Carriage's cemetery revenues, earnings and net worth resulting from the adoption of the Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We believe that the implementation of Fresh Start has enhanced our ability to effectively compete.

    The year 2001 was the first full year of Fresh Start and the positive results are apparent. By effectively executing the elements of the plan, we will set the stage for success in years to come. Cost reduction initiatives led to a decline of 15% in general and administrative expenses in comparing 2000 to 2001. We have turned to new leadership at all levels in the Company to reposition Carriage for the future. During 2001 new leaders in Human Resources and Information Technology were elevated to executive officers of the Company because of their strategic importance. We made good progress with our leadership upgrading initiatives in 2001, yet this remains our greatest opportunity in 2002. Our preneed funeral strategy has changed from a national, centralized one to a local, decentralized strategy which enabled us to decrease our cash investment in 2001 by approximately 60%, yet we believe that the quality of the program improved. We have recently adjusted the strategy in certain markets to increase the level of preneed funeral sales during 2002. Since Fresh Start was initiated, we have sold 27 funeral homes, 12 cemeteries and 9 parcels of excess real estate for approximately $17 million of net proceeds, of which $11.9 million was realized in 2001. While there could be additional dispositions in the future, we are more inclined to work on improving the results of the remaining underperforming businesses. We have invested heavily in new funeral home corporate leadership at the regional vice president and regional manager levels during 2001, which we expect to result in healthier and more profitable businesses in 2002 and into the future. We will also be investing in new cemetery leadership at the regional and location levels in 2002 in order to achieve higher revenues and profitability.

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

    HIGHLY FRAGMENTED OWNERSHIP. A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 23,000 funeral homes and 9,600 commercial (as opposed to religious, family, fraternal, military or municipal) cemeteries in the United States. Approximately 25% of the 2001 U.S. death care industry revenues are represented by Carriage and the three other largest publicly traded domestic death care companies.

    BARRIERS TO ENTRY. Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that act as a barrier for those wishing to enter an existing market. Heritage and tradition afford an established funeral home or cemetery a local franchise and provide the opportunity for repeat business. Other difficulties faced by entities desiring to enter a market include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of cemetery land in certain urban areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace. Since 2000, with many of the large death care consolidators restructuring their operating models, we have seen some barriers to entry lessened as new competitors have captured market share in some areas. We do not believe this trend represents a long-term change in the industry.

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

    CONSOLIDATION. Until 1999, the industry experienced a trend toward consolidation of independent death care operations with a few large, primarily publicly owned death care providers that sought to benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. The trend resulted principally from increased regulation, a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, and a desire for liquidity. An active acquisition market for funeral homes and cemeteries provided a source of potential liquidity that was not as readily available to individual owners in the past. The consolidation trend was suspended in 1999, and none of the publicly traded companies are currently pursuing significant acquisitions at this time. The consolidators, including Carriage, were facing financial pressure and high debt levels as a result of having paid too much for businesses that are not performing as expected. Each of the consolidators began selling selected properties and other assets in 2000 in order to reduce their debt levels. Certain restructurings have also been announced during 2000 and 2001 that resulted in large nonrecurring charges as the consolidators changed various operating strategies.

    PRENEED MARKETING. In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "preneed" basis by some death care providers who have developed sophisticated marketing organizations to actively promote such products and services. At the same time, consumers are becoming more aware of the benefits of advanced planning, such as the financial assurance and peace of mind achieved by establishing, in advance, a fixed price and type of service, and the elimination of the emotional strain of making death care plans at the time of need. Effective marketing of preneed products and services provides a backlog of future business. We believe sales of preneed products and services, including cemetery and interment rights and preneed funeral services, are purchased primarily by people between the ages of 50 and 80. In 2000, we modified our preneed funeral sales marketing from a nationwide sales program to a sales program which is controlled, on a market-by-market basis, and managed by the local funeral home manager or a third party contractor.

    CREMATION. In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 26% of the U.S. burial market in 2001 and are projected at 36% for 2010, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation, historically, has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete service package that includes traditional funeral services and memorialization.

BUSINESS STRATEGY

    Our business strategy is to emphasize increasing operating cash flow and improving profitability at the business location level through strategies that do not require significant investments of new capital. We plan to continue reducing our debt and improving our leverage ratios. Our focus is on improving our organizational leadership and quality of personnel. We made outstanding progress in 2001 toward achievement of our Fresh Start goals. Continued successful execution during 2002 would, in our view, reposition the company as a leader in our industry and should enable us to resume careful, intelligent external growth in 2003.

    "FRESH START" RESTRUCTURING PROGRAM. During the third quarter of 2000, Carriage initiated a multi-faceted restructuring program termed "Fresh Start" in response to the changing industry environment and deterioration of the Company's operating results during 2000. The program began with a review of the funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under the Company's credit agreements. Key elements of "Fresh Start" are as follows:

    GOALS AND PRINCIPAL ELEMENTS. The two-year goals for the restructuring program, announced in November, 2000, were to (1) restore credibility to our operating and consolidation model; (2) increase and better align our earnings and cash flow; (3) restore market value credibility to our balance sheet;
(4) reduce our debt; and (5) re-access the capital markets. The principal elements of Fresh Start included the downsizing of our corporate organization, changing our operating leadership, changing our preneed funeral marketing strategy, stratifying by performance the funeral home and cemetery portfolios, implementing action plans to improve underperforming businesses, disposing of some underperforming businesses, reviewing and adjusting the carrying basis of other underperforming businesses, and the modification of financial covenants with lenders to facilitate the execution of the program.

    PROGRAM IMPLEMENTATION. Downsizing of our corporate organization was completed in the fourth quarter of 2000 and has resulted in the elimination of a large portion of our operating and administrative overhead. Our infrastructure is now better suited for a non-acquisition environment, and we are executing our new operating strategies under new leadership.

    The new operating leadership is widely dispersed from major divisions to individual locations, and we have recruited top-quality managers and leaders to replace those who were not able to perform up to our Fresh Start standards. Offering incentives to our new local leadership has become an important part of our Human Resources strategy. We have begun a new Funeral Home Partnership program designed to foster market share growth by establishing realistic short and long-term business plans and performance goals that are balanced with attractive short and long-term rewards.

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

    In reviewing our funeral home and cemetery portfolios, we divided all of our locations into two main groups: a healthy core group, which represents the majority of our revenues and cash flow, and a second underperforming group. There is a smaller third group that consists of businesses that we targeted for sale. After completing this stratification, we then established new performance standards consistent with our mission of 'Becoming the Best'. No longer will we allow the success of our best businesses, managers and employees to be unfairly diluted by the underperformance of our weaker businesses. Where there are local market share losses or leadership problems, specific action plans have been designed to deal with underperforming properties. These action plans included the decision to sell the businesses that cannot meet our new standards. Since Fresh Start was initiated in 2000, Carriage has sold 27 funeral properties, 12 cemeteries and 9 parcels of excess real estate for net proceeds of $17 million. A relatively small number of additional properties may be sold in 2002. The carrying value of the businesses targeted for sale were written down to the estimated net realizable value.

    As the final element of Fresh Start we modified the financial covenants with our banks and insurance lenders so that we could execute all elements of the plan. Notwithstanding the difficult industry environment, we received strong support from our lenders for initiating an aggressive, proactive plan of action. During 2001, we used cash flow from operations and proceeds from the sale of the businesses to reduce our debt by $30 million.

    OPERATING STRATEGY. While our strategies have changed, our mission to become the best funeral and cemetery service organization in the industry has not. We believe our operating strategies increase the performance level of our properties significantly above the level that they could achieve if they were operating as stand-alone independent businesses. Key elements of our operating strategy that complement the restructuring program include the following:

    PERSONALIZED SERVICE. We believe that providing personalized service results in increased customer satisfaction, increased market share, more motivated employees and consistently higher levels of profitability. We have placed a great deal of emphasis upon recruiting new leaders, communicating to our employees the linkage between personalized service, customer satisfaction, market share increases and profitability throughout the organization.

    EMPLOYEE TRAINING. We have made a significant commitment of financial and human resources to a company-wide training effort. The training is designed to improve the management of and communication among employees and to develop personalized service that will be of value to clients. In training employees to deliver personalized service, we emphasize employee listening and communication skills in working towards the goal of uniquely memorializing the life of an individual. We have been focusing on integrating the concepts and practices of our training program into our operations. We believe that this long-term investment in our employees will, over time, lead to increased market share, resulting in higher profitability.

    ENHANCED SYSTEMS. We utilize a computer system linked to all of our funeral homes to monitor and access critical operating and financial data in order to analyze the performance of individual locations on a timely basis and institute corrective action if necessary. The Internet is used as a medium to internally disseminate information between locations. We began a program in mid 2001 to review our business processes and systems with the goals of simplifying and providing more useful, cost-efficient information to our field operations. We are planning to invest part of our improved profitability in a systems upgrade initiative in 2002 and 2003 which is intended to improve our performance and efficiency and position us for further growth.

    HIGH STANDARDS OF PERFORMANCE. We continually establish targets to emphasize and enhance customer service and operational and financial performance. These standards are designed to identify management's expectations for high achievement in these three key performance areas and are communicated to employees through our extensive training programs and monitored by strong corporate leadership and a proactive corporate support system. We invested heavily in new funeral home corporate field leadership at the regional vice president and regional manager levels during 2001. We fully expect this investment in new, strong funeral home corporate leadership to result in a healthier and more profitable portfolio this year and in the future. We believe that the differential field level earnings before interest, taxes, depreciation and amortization (EBITDA) margin between our core and our underperforming groups, which was almost 500 basis points in 2001, will narrow substantially over the next two years. We will also be investing in new cemetery leadership at the regional and location levels in 2002 in order to achieve broader portfolio sales and profit performance through specific action plans.

    QUALITY REVIEW MANAGEMENT SYSTEMS. We have developed quality-based management systems which operate within our decentralized management structure. These systems involve quantifiable customer survey input in addition to operational and financial measurements of performance. With the assistance of our training staff, these systems are being implemented at the local level under the direction of our regional vice presidents and regional managers. These leaders provide an additional level of operational support and feedback to our local managers.

    INCENTIVE COMPENSATION. We have established a compensation structure that is designed to create and maintain an ownership mentality to align overall compensation to our performance objectives. Local management is awarded meaningful cash bonuses or other rewards for achieving specified service, operational and financial performance objectives. We also have stock option programs, which award options to certain employees based upon their performance. As a result, many management and key employees have the opportunity to increase their personal net worth through strong performance.

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

    RATIONALIZATION OF OUR PRENEED FUNERAL SALES PROGRAM. We have developed a productive preneed funeral sales program that is expected to provide significant benefits for years into the future. This program has not been developed, however, without significant costs. Preneed sales frequently require an immediate cash outlay by the seller to fund commissions and promotional expenditures. Beginning in 2000, we began selling insurance funded contracts in most markets that allow us to earn commission income and improve our cash flow. In 2001 the program focused on markets that depended on preneed for market share and exposure with most of the sales coming from selling funeral directors. 2002 brings an expansion of the program with all locations utilizing some type of preneed program whether it be by in-house sales by funeral directors, in-house sales by sales counselors or by using third party sellers. We will continue to use insurance funded contracts as the main funding vehicle.

    ACQUISITION STRATEGY. Since 1999, acquisitions by public consolidators of independent funeral homes and cemeteries have virtually ceased throughout the death care industry, including Carriage Services, as the focus has changed to improving cash flow and operating results from existing businesses. We believe that consolidation can work in this industry, but only if acquisition prices are substantially lower than we experienced during 1997-1999 and we are highly selective in the locations acquired. Acquisition activity is expected to be minimal during 2002 and then resume intelligently and strategically in 2003, funded primarily through internally generated cash flow.

    IMPAIRMENTS AND ASSET DISPOSITION STRATEGY. In connection with Fresh Start, as previously stated, a review was performed of the businesses that we owned and those businesses were stratified into three groups: core, underperforming and targeted for sale. Long-term cash flow forecasts were prepared to determine whether we would recover our investment through operations on the underperforming properties. In those instances in which our investment in a business exceeded the estimated future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaled $51 million for the underperforming businesses that we will continue to operate. An estimate of the net realizable value was determined for those businesses targeted for sale to determine whether we could expect to recover our investment from the sale of those businesses. Where the investment exceeded the fair value less costs to sell, an impairment charge was recorded for the deficiency, which totaled approximately $30 million in the aggregate, reducing our investment in businesses targeted for sale to approximately $10 million.

    For the year 2000, the underperforming group generated 31% of funeral home revenue and 28% of field level cash flow; and the targeted for sale group 8% of funeral home revenues and 4% of cash flow. For the year 2001, the underperforming group represented 30% of funeral home revenue and 27% of field level cash flow; while the targeted for sale (and businesses actually sold or closed in 2001) group was 6% of funeral home revenues and 4% of cash flow.

OPERATIONS

    Our local funeral home operations, cemetery operations and preneed programs are managed by individuals with extensive death care industry experience. The local operators continue to have responsibility for day-to-day operations, but are required to follow centralized service and financial standards. We believe this strategy permits each local firm to maintain its unique style of operation and to capitalize on its reputation and heritage while Carriage maintains centralized supervisory controls and provides specialized services at the corporate level. We have a commitment to strong information systems. Systems are linked to all of the funeral homes to monitor and assess critical operating and financial data in order to analyze the performance of individual funeral homes on a timely basis. Management is able to access customer transaction data and other operating information from the Houston support center to ensure the quality of operating performance and to implement any necessary corrective actions.

    FUNERAL HOME OPERATIONS. As of December 31, 2001, Carriage operated 148 funeral homes in 29 states. Funeral home revenues accounted for approximately 78% and 76% of our net revenues for each of the years ended December 31, 2000 and 2001, respectively. The funeral home operations are managed by a team of experienced death care industry professionals as well as selected region-level individuals with substantial management experience in other service industries. These individuals were recruited from outside the industry bringing with them the best operating practices that have been proven successful in other service industries. See Note 14 to the consolidated financial statements for segment data related to funeral home operations.

    Our funeral homes offer a complete range of services to meet families' funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and religious services and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location, reducing inconvenience to the family.

    CEMETERY OPERATIONS. As of December 31, 2001, we operated 30 cemeteries in 12 states. Cemetery revenues accounted for approximately 22% and 24% of our net revenues for each of the years ended December 31, 2000 and 2001, respectively.

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

    At the beginning of the fourth quarter of 2000, Carriage Services, along with others in the industry, implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101-"Revenue Recognition in Financial Statements" (SAB 101). The most significant impact of adopting SAB 101 was the deferral of revenue and related expenses for cemetery merchandise and services until they are delivered instead of recognizing them at the time of sale, as we did previously. Income earned on merchandise and services funds in trust are also deferred until delivery occurs. As a result of SAB 101, the Company has deferred cemetery revenue of approximately $90 million which will be recognized in future periods. Implementation of SAB 101 had the pro forma effect of reducing revenues by $9.8 million and pre-tax income by $5.1 million or $0.21 per diluted share for the full year 2000, compared to $13.6 million and $7.4 million or $0.30 per diluted share for 1999. Included in the Consolidated Statement of Operations for 2000 is a charge in the amount of $59.7 million, before taxes, relating to the cumulative effect of the change in accounting principle in connection with the implementation of SAB 101. The SAB 101 accounting changes have had no effect on cash flow. See Note 14 to the consolidated financial statements for segment data related to funeral home and cemetery operations.

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

    Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include built-in escalation clauses designed to offset future inflationary cost increases. During the early part of 2000, we shifted our focus from the sale of trust-funded contracts to the sale of insurance funded contracts. The shift toward insurance products has improved the Company's cash flow and reduced the costs associated with the administration of trust accounts.

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

    In the fourth quarter of 2000, we eliminated the national and regional preneed funeral marketing organizations and assigned responsibility for preneed sales to the local funeral home manager. Preneed funeral sales are only emphasized in those markets that are most competitive. Preneed cemetery sales are overseen by the regional operating management. As of December 31, 2001, we employed a staff of 219 advance-planning representatives for the sale of preneed products and services, which represents an increase of 18% since 1997, but a reduction from the 290 employed at the end of 2000.

    Carriage sold 7,651 and 5,459 preneed funeral contracts during the years ended December 31, 2000 and 2001, respectively. At December 31, 2001, we had a backlog of 64,947 preneed funeral contracts to be delivered in the future. Preneed cemetery sales are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. The interest rates generally range between 9% and 14%. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount has been collected. Merchandise and services revenue is recorded when delivery has occurred. Costs related to the generation of the preneed contracts and delivery of the products and services are recognized concurrent with the related revenue. We always receive an initial payment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale based upon historical experience.

    Cemetery revenues that originated from preneed contracts represented approximately 59% and 61% of Carriage's net cemetery revenues for the year 2000 and the year 2001, respectively.

COMPETITION

    The operating environment in the death care industry has been highly competitive. Our publicly traded competitors are Service Corporation International, Alderwoods Group, Inc. (formerly known as The Loewen
Group, Inc.), and Stewart Enterprises, Inc. In addition, a number of smaller companies have been active in acquiring and operating funeral homes and cemeteries.

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

    There have been some competitors adopting low-end pricing and service strategies. We also face competition from companies that market products and related information over the Internet, as well as non-traditional casket stores in certain markets. We have felt relatively limited impact in certain markets from these competitors to date.

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

    PRENEED FUNERAL TRUSTS AND INSURANCE CONTRACTS. Preneed funeral sales are facilitated by deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. Although direct marketing costs and commissions incurred from the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized over the expected timing of the performance of the services related to the preneed funeral sales. The related assets and deferred revenue are reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers, was approximately $231.9 million and $220.0 million as of December 31, 2000 and 2001, respectively.

    PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold on a preneed basis. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $30.2 million and $38.1 million as of December 31, 2000 and 2001, respectively.

    PERPETUAL CARE TRUSTS. In certain states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. These perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The related trust fund income earned is recognized in current revenues as trust earnings. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balance is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $29.4 million and $29.9 million as of December 31, 2000 and 2001, respectively.

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

    We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the United States

Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the Federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

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

EMPLOYEES

    As of December 31, 2001, the Company and its subsidiaries employed 1,907 employees, of whom 1,023 were full-time and 884 part-time. Included in the total number of employees are 219 advance planning representatives. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

ITEM 2. PROPERTIES

    At December 31, 2001, we operated 148 funeral homes and 30 cemeteries in 29 states. Carriage owns the real estate and buildings for 75% of our funeral homes and leases facilities for the remaining 25%. Carriage owns 25 cemeteries and operates 5 cemeteries under long-term contracts with municipalities at December 31, 2001. Seven funeral homes are operated in combination with cemeteries. The 30 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 140,000 and 107,000 at December 31, 2000 and 2001, respectively. In addition, approximately 780 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

    The following table sets forth certain information as of December 31, 2001, regarding Carriage's funeral homes and cemeteries by state:

                                                  NUMBER OF              NUMBER OF
                                                FUNERAL HOMES           CEMETERIES
                                             --------------------   -------------------
STATE                                         OWNED     LEASED(1)    OWNED     MANAGED
-----                                        --------   ---------   --------   --------
Alabama....................................      1          0           0         0
California.................................     16          2           4         0
Connecticut................................      6          2           0         0
Florida....................................      5          4           6         3
Georgia....................................      4          2           0         0
Idaho......................................      4          1           1         0
Illinois...................................      0          6           1         0
Indiana....................................      2          1           1         0
Iowa.......................................      4          0           0         0
Kansas.....................................      8          0           0         0
Kentucky...................................     11          3           1         0
Maryland...................................      0          1           0         0
Massachusetts..............................      7          0           0         0
Michigan...................................      3          2           0         0
Missouri...................................      0          1           0         0
Montana....................................      1          0           0         0
Nevada.....................................      2          0           2         1
New Jersey.................................      3          2           0         0
New Mexico.................................      1          0           0         0
New York...................................      2          1           0         0
North Carolina.............................      1          2           1         0
Ohio.......................................      6          3           0         1
Oklahoma...................................      1          0           1         0
Rhode Island...............................      4          0           0         0
Tennessee..................................      2          1           0         0
Texas......................................     12          0           6         0
Virginia...................................      3          1           1         0
Washington.................................      1          1           0         0
West Virginia..............................      1          1           0         0
                                               ---         --          --         --
Total......................................    111         37          25         5
                                               ---         --          --         --

------------------------

(1) The leases, with respect to these funeral homes, have remaining terms ranging from one to fifteen years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.

    Carriage's corporate headquarters occupy approximately 32,500 square feet of leased office space in Houston, Texas.

    At December 31, 2001, we operated 662 vehicles, of which 642 are owned and 20 are leased.

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

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Carriage's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2000                                                          HIGH       LOW
----                                                        --------   --------
First Quarter.............................................  $6.1875    $3.875
Second Quarter............................................  $4.625     $2.625
Third Quarter.............................................  $3.25      $1.5625
Fourth Quarter............................................  $2.3125    $1.0625

2001
----------------------------------------------------------
First Quarter.............................................  $3.54      $1.3125
Second Quarter............................................  $6.11      $2.85
Third Quarter.............................................  $8.74      $4.90
Fourth Quarter............................................  $6.90      $4.25

    As of March 25, 2002, there were 16,912,596 shares of Carriage's Class A Common Stock and no shares of the Class B Common Stock outstanding. All Class B Common Stock that was outstanding was automatically converted to Class A Common Stock on December 31, 2001. The holders of Class B Common Stock were previously entitled to ten votes for each share held on all matters submitted to a vote of Common stockholders. The Class A Common Stock shares outstanding are held by approximately 260 stockholders of record. Each Class A share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 4,000 beneficial owners of the Class A Common Stock.

    We have never paid a cash dividend on our Common Stock. Carriage currently intends to retain earnings to finance the growth and development of our business and does not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of Carriage and any restrictions under credit agreements, as well as other factors the Board of Directors may deem relevant.

    During December 2000, the Company's Board of Directors authorized the issuance of an aggregate of 365,915 shares of our Class A Common Stock to executive officers and other key employees of the Company, as bonus grants in recognition of their performance in 2000, which were paid in 2001. The

Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in issuing the stock.

ITEM 6. SELECTED FINANCIAL DATA

    The income statement data presented hereunder for the years 1997 through 1999 was prepared using the accounting principles employed prior to the implementation of SAB 101 which was effective January 1, 2000.

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1998       1999       2000        2001
                                                              --------   --------   --------   ---------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
INCOME STATEMENT DATA:
Revenue, net:
Funeral.....................................................  $ 64,888   $ 92,965   $125,264   $ 127,261   $124,284
Cemetery....................................................    12,533     23,876     43,203      35,345     38,209
                                                              --------   --------   --------   ---------   --------
Total net revenues..........................................    77,421    116,841    168,467     162,606    162,493
                                                              --------   --------   --------   ---------   --------
Gross profit:
Funeral.....................................................    16,484     28,036     35,539      26,891     31,471
Cemetery....................................................     2,899      6,288     10,945       5,285      8,824
                                                              --------   --------   --------   ---------   --------
Total gross profit..........................................    19,383     34,324     46,484      32,176     40,295
General and administrative expense..........................     5,277      7,581      9,265      10,256      8,698
Special and other charges...................................        --         --      2,500     102,250         --
                                                              --------   --------   --------   ---------   --------
Operating income (loss).....................................    14,106     26,743     34,719     (80,330)    31,597
Interest expense, net.......................................    (5,889)    (9,720)   (17,358)    (20,705)   (20,344)
Other income................................................        --         --      2,000          --         --
                                                              --------   --------   --------   ---------   --------
Income (loss) before income taxes...........................     8,217     17,023     19,361    (101,035)    11,253
Provision (benefit) for income taxes........................     3,726      7,490      8,474      (8,032)     2,251
                                                              --------   --------   --------   ---------   --------
Net income (loss) before extraordinary item and cumulative
  effect of the change in accounting principle..............     4,491      9,533     10,887     (93,003)     9,002
Extraordinary item, net.....................................      (195)        --       (200)         --         --
Cumulative effect of the change in accounting, net..........        --         --         --     (38,993)        --
                                                              --------   --------   --------   ---------   --------
Net income (loss)...........................................     4,296      9,533     10,687    (131,996)     9,002
Preferred stock dividends...................................       890        606         93          81         37
                                                              --------   --------   --------   ---------   --------
Net income (loss) available to common stockholders..........  $  3,406   $  8,927   $ 10,594   $(132,077)  $  8,965
                                                              ========   ========   ========   =========   ========
Earnings (loss) per share
Basic:
Continuing operations.......................................  $    .35   $    .67   $    .68   $   (5.80)  $    .54
Extraordinary item..........................................      (.02)        --       (.01)         --         --
Cumulative effect of the change in accounting principle.....        --         --         --       (2.43)        --
                                                              --------   --------   --------   ---------   --------
Basic earnings (loss) per share.............................  $    .33   $    .67   $    .67   $   (8.23)  $    .54
                                                              ========   ========   ========   =========   ========
Diluted:
Continuing operations.......................................  $    .34   $    .65   $    .67   $   (5.80)  $    .51
Extraordinary item..........................................      (.02)        --       (.01)         --         --
Cumulative effect of the change in accounting principle.....        --         --         --       (2.43)        --
                                                              --------   --------   --------   ---------   --------
Diluted earnings (loss) per share...........................  $    .32   $    .65   $    .66   $   (8.23)  $    .51
                                                              ========   ========   ========   =========   ========
Pro forma amounts assuming the change in accounting is
  applied retroactively:
  Income (loss) before extraordinary item...................  $  2,999   $  6,673   $  6,078   $ (93,003)  $  9,002
    Basic earnings (loss) per share.........................  $    .21   $    .46   $    .38   $   (5.80)  $    .54
    Diluted earnings (loss) per share.......................  $    .20   $    .44   $    .37   $   (5.80)  $    .51
  Net income (loss).........................................  $  2,804   $  6,673   $  5,878   $(131,996)  $  9,002
    Basic earnings (loss) per share.........................  $    .19   $    .46   $    .36   $   (8.23)  $    .54
    Diluted earnings (loss) per share.......................  $    .18   $    .44   $    .36   $   (8.23)  $    .51
Weighted average number of common and common equivalent
  shares outstanding:
Basic.......................................................    10,226     13,315     15,875      16,056     16,696
                                                              ========   ========   ========   =========   ========
Diluted.....................................................    10,485     13,808     16,136      16,056     17,492
                                                              ========   ========   ========   =========   ========

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1997       1998       1999       2000        2001
                                                              --------   --------   --------   ---------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period..............................       120        166        182         172        148
Cemeteries at end of period.................................        20         27         41          38         30
Funeral services performed during period....................    12,131     16,881     22,869      23,150     21,547
Preneed funeral contracts sold..............................     4,020      6,481      9,814       7,651      5,459
Backlog of preneed funeral contracts........................    34,797     57,185     83,754      89,391     64,947
Depreciation and amortization...............................  $  7,809   $ 11,444   $ 16,992   $  21,407   $ 16,968

BALANCE SHEET DATA:
Total assets................................................  $277,940   $466,144   $539,590   $ 709,051   $672,112
Working capital (deficit)...................................     5,823     11,546     22,185      13,892       (592)
Long-term debt, net of current maturities...................    21,553    212,972    178,942     176,662    148,508
Redeemable preferred stock..................................    13,951      1,673     91,026      91,100     90,058
Shareholders' equity........................................  $ 98,565   $200,394   $212,009   $  77,237   $ 81,579

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Carriage is a leading provider of death care services and products in the United States. Our historical focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions (although this activity was curtailed significantly beginning in 1999). That focus has resulted in high standards of service, operational performance, and an infrastructure containing measurement and management systems. In 2000, the operating strategy was dramatically shifted to focus upon increasing operating cash flow. In November 2000, we launched a multi-faceted, restructuring program, called "Fresh Start", which was designed to increase financial and operating performance, improve cash flow, reduce debt, and assist Carriage in fulfilling our mission of being the highest quality funeral and cemetery service organization in the industry. During the fourth quarter of 2000 and the year 2001, we were focused on executing the elements of Fresh Start.

    The implementation of SAB 101 retroactively effective with the beginning of the year 2000 had a significant impact on our operating results, particularly on the accounting for cemetery revenues and costs. The accounting changes are summarized as follows:

    1) Preneed sales of interment rights (burial property)-Revenue and all costs are now recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate". This method provides that revenue is recognized in the period in which the customer's cumulative payments equal or exceeds 10% of the contract price related to the interment right. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

    2) Preneed sales of merchandise-Revenue and all costs are now recognized when the merchandise is delivered. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

    3) Preneed sales of cemetery service fees (primarily openings and closings of burial property and installations of markers)-Revenue and all costs are deferred until the service is performed. Previously, the revenue and costs were recognized at the time of contract execution with the customer.

    4) Earnings on cemetery merchandise and services trusts-The trust earnings are deferred until the underlying merchandise is delivered or the service is performed. Previously the earnings were recognized as they were earned on the trust investments.

    5) Preneed cemetery trust funds-Previously, cemetery trust funds were netted against preneed liabilities on the balance sheet. The amount of these trusts, beginning January 1, 2000, are included in the non-current asset section of the balance sheet.

    6) Preneed funeral contracts and deferred preneed funeral contract revenue-The amount of the preneed funeral contracts receivable, the amount of the funds deposited in trust and the amount of life insurance contracts are recognized as an asset on the balance sheet titled "Preneed funeral contracts". The amount of the preneed funeral contracts is also recognized in the liability section of the balance sheet titled "Deferred preneed funeral contracts revenue". Prior to January 1, 2000, these assets and liabilities were not recorded on the balance sheet.

    The following table presents selected financial data for the years 1997 through 1999 on a pro forma basis assuming the application of the change in accounting principle at the beginning of the earliest year presented:

                                                            PRO FORMA
                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1998       1999
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Revenue, net:
Funeral.........................................  $64,539    $92,184    $123,921
Cemetery........................................    9,251     16,908      30,975
                                                  -------    -------    --------
Total net revenues..............................   73,790    109,092     154,896
                                                  -------    -------    --------
Gross profit:
Funeral.........................................   16,184     27,623      34,529
Cemetery........................................      903      2,301       4,556
                                                  -------    -------    --------
Total gross profit..............................   17,087     29,924      39,085
General and administrative expense..............    5,277      7,581       9,265
Special and other charges.......................       --         --       2,500
                                                  -------    -------    --------
Operating income................................   11,810     22,343      27,320
Interest expense, net...........................   (5,889)    (9,720)    (17,358)
Settlement of litigation........................       --         --       2,000
                                                  -------    -------    --------
Income before income taxes......................    5,921     12,623      11,962
Provision for income taxes......................    2,922      5,950       5,884
                                                  -------    -------    --------
Net income before extraordinary item............    2,999      6,673       6,078
Extraordinary item, net.........................     (195)        --        (200)
                                                  -------    -------    --------
Income after extraordinary item.................    2,804      6,673       5,878
Preferred stock dividends.......................      890        606          93
                                                  -------    -------    --------
Net income available to common stockholders.....  $ 1,914    $ 6,067    $  5,785
                                                  =======    =======    ========

    All of the following 1997 through 1999 amounts, and comparisons thereto in the Overview, Results of Operations and Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 sections, have been adjusted for the pro forma effect of applying the change in accounting to those periods for comparability. The principle reason for the change between the revenues and gross profits, when comparing the results for the year ended December 31, 2000 to the historical results for the year ended December 31, 1999, is the implementation of SAB 101.

    Income from operations, which we define as earnings before special and other charges, interest and income taxes increased, as a percentage of net revenues, from 16.0% in 1997 to 20.5% in 1998 then decreased to 19.3% in 1999 and to 13.5% in 2000. For the year ended December 31, 2001, income from operations increased, as a percentage of net revenues, to 19.4% as a result of sales of poorly performing businesses, cost containment initiatives, as well as other benefits of Fresh Start. Gross margins for funeral homes increased from 25.1% in 1997 to 30.0% in 1998 and decreased to 27.9% in 1999 and to 21.1% in 2000 before increasing to 25.3% in 2001. As a percentage of cemetery net revenues, cemetery gross profit has steadily increased from 9.8% in 1997, to 13.6% in 1998, to 14.7% in 1999, and to 15.0% in
2000, then increased dramatically to 23.1% in 2001 as a result of revenues increasing 8.1% and a lower cost structure in 2001.

    We experienced significant growth after the end of 1996 when we owned 86 facilities. We acquired 54 facilities in 1997, 55 facilities in 1998, 31 facilities in 1999 and two additional facilities in 2000. In a deliberate and managed process, we increased personnel and related infrastructure as a function of the increase in our revenue run-rate. As a consequence, general and administrative expenses increased from $5.3 million in 1997; to $7.6 million in 1998; to $9.3 million in 1999, excluding the special charge of $2.5 million; to $10.3 million in 2000, excluding the special and other charges totaling
$102.3 million; and decreased to $8.7 million in 2001. However, general and administrative expenses, as a percentage of revenues over these periods, were 7.1% in 1997, 6.9% in 1998, 6.0% in 1999, exclusive of the special charge, 6.3% in 2000, exclusive of the special and other charges and 5.4% in 2001. A key element of the Fresh Start program was the downsizing of our corporate organization, which was completed during the fourth quarter of 2000.

    During 1997, we acquired 44 funeral homes and ten cemeteries for an aggregate consideration of approximately $118 million. We acquired 48 funeral homes and seven cemeteries during 1998 for approximately $159 million. During 1999, we acquired 17 funeral homes and 14 cemeteries for an aggregate consideration of approximately $45 million. We funded these acquisitions through cash flow from operations, additional borrowings under our credit facilities and issuance of preferred and common stock. During 1999, we reduced the prices we were willing to pay for businesses as compared to the two most recent years, which resulted in a decline in acquisitions and related spending for 1999. In 2000, acquisition activity was limited to one funeral home and a long-term agreement to manage a municipal cemetery. We did not acquire any new businesses in 2001.

    By the middle of 2000 it became clear that we were losing market share in certain of our markets and costs were not being reduced where we were losing business. As part of our Fresh Start program, a rigorous review of the funeral home and cemetery businesses was conducted during the third and fourth quarter of 2000, and our businesses were stratified into three groups: core, underperforming and targeted for sale. An estimate of the fair value less costs to sell was determined for each of the businesses that are categorized as targeted for sale. Impairment charges aggregating approximately $29.3 million are included in special and other charges in the 2000 Consolidated Statement of Operations for those businesses targeted for sale to reduce the carrying value to the estimated fair value less costs to sell. Since Fresh Start was initiated, we have sold 27 funeral homes, 12 cemeteries and 9 parcels of excess real estate for approximately $17 million of net proceeds. Long-term cash flow forecasts were prepared to evaluate the carrying value for those businesses categorized as underperforming. In those instances in which our investment in the long-lived assets of particular businesses was determined to exceed estimated future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaling
$51 million are also included in Special and other charges in the 2000 Statement of Operations for the businesses that are categorized as underperforming.

    In the 2000 Consolidated Statement of Operations, other items included in special and other charges, that totaled $18.4 million, consists of costs related to employee terminations as a result of downsizing the corporate organization, accruals for office closures, write-offs of other assets and adjustments to depreciation and amortization that resulted from restructuring actions.

    Special charges totaling approximately $7.5 million and $4.4 million are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2000 and 2001, respectively.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1999
                                                     (PRO FORMA)     2000       2001
                                                     -----------   --------   --------
Total revenues, net................................     100.0%      100.0%     100.0%
Total gross profit.................................      25.2        19.8       24.8
General and administrative expenses................       6.0         6.3        5.4
Operating income, excluding special charges........      19.2        13.5       19.4
Interest expense, net..............................      11.2        12.7       12.5
Net income before extraordinary item, special
  charges and cumulative effect of the change in
  accounting principle.............................       5.5         0.6        5.5

    The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       2000       2001
                                                             --------   --------   --------
Funeral homes at beginning of period.......................    166        182        172
Acquisitions or openings...................................     17          1          2
Divestitures, mergers or closures of existing funeral
  homes....................................................      1         11         26
                                                               ---        ---        ---
Funeral homes at end of period.............................    182        172        148
                                                               ===        ===        ===

Cemeteries at beginning of period..........................     27         41         38
Acquisitions...............................................     14          1         --
Divestitures...............................................     --          4          8
                                                               ---        ---        ---
Cemeteries at end of period................................     41         38         30
                                                               ===        ===        ===

    The following is a discussion of the Company's results of operations in 1999, 2000 and 2001. For purposes of this discussion, the Company's locations are in three groups, as a result of the stratification of our funeral home and cemetary portfolios in 2000. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale." Additionally, funeral homes and cemetaries owned and operated for the entirety of each period being compared are referred to as "existing operations."

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Funeral Home Segment. The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 2000 and 2001:

                                                              YEAR ENDED
                                                             DECEMBER 31,             CHANGE
                                                          -------------------   -------------------
                                                            2000       2001      AMOUNT    PERCENT
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net location same-store revenues:
  Core..................................................  $ 76,462   $ 77,592    $1,130       1.5%
  Underperforming.......................................    34,316     35,460     1,144       3.3%
  Targeted for sale.....................................     3,710      3,923       213       5.7%
                                                          --------   --------    ------
    Total same-store revenue............................  $114,488   $116,975    $2,487       2.2%
Sold and discontinued...................................    10,766      3,639    (7,127)        *
Preneed insurance commissions revenue...................     2,007      3,670     1,663      82.9%
                                                          --------   --------    ------
Total net revenues......................................  $127,261   $124,284    $2,977       2.3%
                                                          ========   ========    ======
Gross profit:
  Core..................................................  $ 18,423   $ 19,251    $  828       4.5%
  Underperforming.......................................     5,561      7,061     1,500      27.0%
  Targeted for sale.....................................       284        873       589     207.4%
                                                          --------   --------    ------
    Total same-store gross profit.......................  $ 24,268   $ 27,185     2,917      12.0%
Sold and discontinued...................................       616        616        --        --
Preneed insurance commissions revenue...................     2,007      3,670     1,663      82.9%
                                                          --------   --------    ------
Total gross profit......................................  $ 26,891   $ 31,471    $4,580      17.0%
                                                          ========   ========    ======

------------------------

*   Not meaningful.

    Funeral same-store revenues for the year ended December 31, 2001 were up 2.2% when compared to the year ended December 31, 2000, as we experienced a decrease of 0.9% in the number of services and an increase of 3.1% in the average revenue per service for those existing operations. The lower total net revenues were primarily a result of the decline in revenues related to the businesses that we have sold during 2000 and 2001. The number of funeral services decreased 1.5% for the core group in comparing 2001 to 2000, while the average revenue per service for those existing locations increased 3.0% in comparing the two years. The number of funeral services for the underperforming group decreased 0.1% while the average revenue per service increased 3.4% in comparing 2001 to 2000.

    In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled
$2.0 million and $3.7 million for the years ended December 31, 2000 and 2001, respectively. Revenue in 2001 included higher than normal level of commissions resulting from the conversion of previously sold trust funded contracts to insurance funded contracts. Commissions received from new sales of preneed funeral insurance were also higher than in 2000. These commissions are recorded when they have been held beyond their refund period, which is generally one year. The shift in preneed marketing strategy which led to a year-over-year decline in preneed funeral sales during 2001, and the one-year lag in reporting commissions received as revenue, are expected to result in a decrease in 2002 revenue and gross profit from preneed insurance commissions of approximately $1.3 million.

    Total funeral same-store gross profit for the year ended December 31, 2001 increased $2.9 million or 12.0% from the year ended December 31, 2000. The higher gross profit is due primarily to depreciation and amortization that was $3.1 million less than the prior period due to the impairments recorded in the latter half of 2000.

    Cemetery Segment. The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 2000 and 2001:

                                                                YEAR ENDED
                                                               DECEMBER 31,             CHANGE
                                                            -------------------   -------------------
                                                              2000       2001      AMOUNT    PERCENT
                                                            --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Net same-store revenues:
  Core....................................................  $29,994    $33,127     $3,133      10.4%
  Targeted for sale.......................................    2,936      3,404        468      15.9%
                                                            -------    -------     ------
    Total same-store revenue..............................  $32,930    $36,531     $3,601      10.9%
Acquired or sold..........................................    2,415      1,678       (737)        *
                                                            -------    -------     ------
Total net revenues........................................  $35,345    $38,209     $2,864       8.1%
                                                            =======    =======     ======
Gross profit:
  Core....................................................  $ 4,869    $ 7,449     $2,580      53.0%
  Targeted for sale.......................................      471        872        401      85.1%
                                                            -------    -------     ------
    Total same-store gross profit.........................  $ 5,340    $ 8,321     $2,981      55.8%
Acquired or sold..........................................      (55)       503        558         *
                                                            -------    -------     ------
Total gross profit........................................  $ 5,285    $ 8,824     $3,539      67.0%
                                                            =======    =======     ======

------------------------

*   Not meaningful.

    Cemetery same-store net revenues for the year ended December 31, 2001 increased $3.6 million over the year ended December 31, 2000, and cemetery same-store gross profit increased $3.0 million over the year 2000. The higher same-store net revenues resulted primarily from an increase of $3.1 million from core operations. The higher same-store gross profit reflected an increase of $2.6 million from core operations and $0.4 million from cemeteries that have been targeted for sale. Total gross margin increased from 15.0% for the year ended December 31, 2000 to 23.1% for the year ended December 31, 2001, primarily due to a higher level of deliveries of previously contracted preneed merchandise and services, increased property sales and improved business practices.

Other

    General and administrative expenses for the year ended December 31, 2001, decreased $1.6 million or 15.2% from 2000. As a percentage of net revenues, general and administrative expenses decreased from 6.3% in 2000 to 5.4% in 2001 resulting from the downsizing of the corporate organization and other cost saving initiatives of Fresh Start.

    Interest expense and financing costs for the year ended December 31, 2001, decreased $0.4 million or 1.7% from 2000. While the average debt outstanding during 2001 was less than the average debt outstanding during 2000, we experienced higher amortization of loan costs in 2001 due to debt modification fees incurred late in the year 2000. Additionally, the amount of interest capitalized on construction in progress declined from $621,000 in 2000 to $298,000 in 2001.

    There were no special charges for the year ended December 31, 2001. Special charges and other charges for the year ended December 31, 2000, were $102.3 million as discussed in the "Overview" section above.

    Preferred dividends of $81,000 for 2000 and $37,000 for 2001 were subtracted from net income in computing earnings attributable to common stockholders for purposes of computing basic and diluted earnings per common share.

    We provided for tax benefits and income taxes on income before income taxes at a combined state and federal tax rate of 7.9% and 20.0% for the years ended December 31, 2000 and 2001, respectively. The sale of properties in 2000 and 2001 generated substantial losses for income tax purposes. The low tax rate for the year 2000 was due to the limitation on the tax benefit, of the losses deducted in 2000, to the amount that can reasonably be expected to be refunded in the foreseeable future from carrybacks of the tax loss. The rate for 2001 benefited from the utilization of tax benefits that were generated in the fourth quarter of 2000, those tax benefits are recognized when realized through taxable income. We will continue to evaluate the realizability of the valuation allowance for deferred taxes in each future reporting period. If the valuation allowance is determined to be realizable, the allowance will be reversed and the ongoing effective tax rate will increase to a tax rate that is closer to 37%.

    Effective October 1, 2001, we changed the period over which we recognize the costs of obtaining preneed sales contracts to more closely track actuarial statistics provided by a third party administrator based on the actual contracts held by Carriage. The effect of this change was to reduce expense in the fourth quarter of 2001 by approximately $0.5 million from that which would have been recorded using the prior methodology.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Funeral Home Segment. The following table sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 1999 and 2000:

                                               YEAR ENDED
                                              DECEMBER 31,
                                          --------------------         CHANGE
                                          PRO FORMA              -------------------
                                            1999        2000      AMOUNT    PERCENT
                                          ---------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Net revenues............................  $123,921    $127,261   $ 3,340       2.7%
                                          ========    ========   =======
Gross profit............................  $ 34,529    $ 26,891   $(7,638)    (22.1)%
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

    The impact on field level revenues by the three groups was as follows:

                                                     AVERAGE
                                       NUMBER OF   REVENUE PER        REVENUES
                                       SERVICES      SERVICE         (IN 000'S)
                                       ---------   -----------   -------------------
                                           %            %           $          %
2000 INCREASE (DECREASE) AS COMPARED
  TO 1999
Core.................................     1.8           0.9        1,688       2.7
Underperforming......................    (9.0)          0.5       (3,208)     (8.5)
Targeted for sale....................    (6.9)         (6.0)        (961)    (12.9)

    Gross profit decreased from 1999 to 2000 primarily because of the operating results of the underperforming and targeted for sale groups and higher operating costs that we did not effectively pass through by way of higher prices to the consumer. Within our existing businesses, the decline in gross profit was very pronounced in the underperforming and targeted for sale groups. Higher operating costs occurred in the form of casket and merchandise price increases, insurance increases, as well as general inflation in salaries and wages. Additionally, depreciation and amortization were higher in 2000, compared to 1999.

    Cemetery Segment. The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 1999 and 2000:

                                                 YEAR ENDED
                                                DECEMBER 31,
                                            --------------------         CHANGE
                                            PRO FORMA              -------------------
                                              1999        2000      AMOUNT    PERCENT
                                            ---------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Net revenues..............................   $30,975    $35,345     $4,370      14.1%
                                             =======    =======     ======
Gross profit..............................   $ 4,556    $ 5,285     $  729      16.0%
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

    Carriage provided for income taxes and tax benefits on income before income taxes and extraordinary item at a combined state and federal tax rate of 43.8% and 7.9% for the years ended December 31, 1999 and 2000, respectively. Amortization of goodwill related to certain acquisitions, which is nondeductible, is the primary cause of our effective rate exceeding the combined federal and state statutory income tax rates in 1999. The sale of properties in 2000 generated substantial losses for income tax purposes. The low tax rate for the year 2000 is due to the limitation on the tax benefit, of those losses, to the amount that can reasonably be expected to be refunded in the foreseeable future from carrybacks of the tax loss.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 2001, cash provided by operations was $27.7 million as compared to $16.9 million for the year ended December 31, 2000. The improvement came despite the divestiture of a significant number of properties in 2001. Specifically, we decreased corporate overhead, spent
$6.3 million less in our preneed programs and accelerated collections of accounts receivable and trust distributions from matured preneed contracts. Pretax free cash flow from operations increased from $1.7 million in 2000 to $18.2 million in 2001 benefiting from a lower level of capital expenditures as indicated below:

                                                         1999       2000       2001
                                                       --------   --------   --------
                                                               (IN MILLIONS)
Pretax free cash flow from operations:
  Net cash provided by operating activities..........   $  9.4     $ 16.9     $27.7
  Net tax payments (refunds) included in net cash
    provided in operating activities.................      8.0       (4.7)     (4.5)
  Capital expenditures...............................    (17.4)     (10.5)     (5.0)
                                                        ------     ------     -----
                                                        $   --     $  1.7     $18.2
                                                        ======     ======     =====

    Refer to the consolidated statements of cash flows for a detail of all items effecting cash flows during the three years ended December 31, 2001.

    Cash provided by investing activities was $6.8 million for the year ended December 31, 2001 compared to cash used by investing activities of $18.5 million in 2000, primarily because of the lower capital expenditures and higher proceeds from sales of businesses in 2001 as compared to 2000. In 2001, cash flow used by financing activities amounted to approximately $35.0 million, primarily due to the payments to reduce our debt, a critical element in our Fresh Start restructuring program. As part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, we issued shares of common stock and guaranteed the stock would trade at certain agreed-upon levels. At December 31, 2001, the Company had two remaining contingent stock price guarantees payable to prior owners outstanding totaling $5.3 million which are scheduled to be paid during the first quarter of 2002. Aside from these obligations, the Company currently intends to utilize the majority of free cash flow and proceeds from the sale of assets to reduce the amount of debt outstanding and thereby improve credit ratios. Cash and cash equivalents totaled $2.7 million at December 31, 2001, representing a decrease of $466,000 from December 31, 2000.

    On June 3, 1999, the Company's subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, with a maturity in 30 years, resulting in approximately $90 million in net proceeds that are included in the Company's consolidated balance sheets as Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust. Dividends are tax deductible and may be deferred at our option for up to five years. For purposes of debt ratios, under our revolving credit and senior note agreements, the convertible preferred securities are treated as equity.

    On July 1, 1999, the Company issued $110 million in senior debt notes for which $102 million is outstanding at December 31, 2001. The notes are unsecured, mature in traunches of $23 million in 2004, $56 million in 2006 and $23 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

    As of December 31, 2000, we had 1,182,500 shares of Series D Preferred Stock issued and outstanding. During 2001, we redeemed 1,000,000 shares in a noncash exchange in connection with the sale of certain businesses to the holder of those shares at value of $1.00 per share. Effective December 31, 2001, we redeemed the remaining 182,500 shares at a redemption price of $1.00 per share.

    At December 31, 1999, the Company had a credit facility with a group of banks for a $260 million revolving line of credit. On November 6, 2000, we modified our credit agreement to include a reduction in our bank revolving credit facility from $260 million to $100 million. The reduction in the revolving credit capacity reflected our intention to not make any additional large acquisitions and, therefore we did not wish to continue paying a commitment fee for availability above $100 million.

With $32.0 million outstanding and $68.0 million available under our revolving credit facility at December 31, 2001, the Company is currently positioned with adequate financial liquidity. We have no significant maturities until 2004 and expect to have sufficient free cash flow to satisfy or refinance our scheduled maturities as they occur. At December 31, 2001, the Company's debt to total capitalization was 47.8 percent.

    The Company's credit facility and senior note modifications in late 2000 included new covenants containing the following: (1) flexibility in the minimum net worth requirement to allow for the restructuring charges taken as part of the Fresh Start Initiative; (2) the addition of a limit on the maximum ratio of debt to earnings before interest, taxes, depreciation and amortization, which becomes more restrictive over time; and (3) the addition of a provision limiting acquisitions above a certain size without prior approval. While the Company projects that we will be able to stay within our financial covenants, there is no assurance that we will be successful in doing so.

    Related modifications to the senior note agreement additionally require that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. These prepayments are made at par value. During 2001 prepayments were made in the amount of $8.0 million related to the proceeds from the sales of assets.

    We do not have any liquidity sources or financing arrangements with unconsolidated or limited purpose entities in which we may be economically or legally required or reasonably likely to fund losses of an unconsolidated, limited purpose entity, provide it with additional funding, issue securities pursuant to a call option held by that entity, purchase the entity's capital stock or assets, or otherwise may be financially affected by the performance or non-performance of an entity or counterparty to a transaction or arrangement.

    During 2000 the Company modified its approach to marketing preneed funeral contracts to: (1) emphasize insurance products over trust products;
(2) eliminate the national and regional overhead management structure: and
(3) outsource a significant portion of the administration. These changes significantly reduced the cash investment that has historically been required to generate this backlog of business. In 1999, $49.1 million of preneed funeral sales were generated for a cash outlay of $9.5 million. In 2000, $33.7 million of preneed funeral sales were generated for a cash outlay of $6.0 million. In 2001, $23.9 million of preneed funeral sales were generated for a cash outlay of $2.1 million.

    During the twelve months ended December 31, 2001, the Company incurred approximately $5.0 million in capital expenditures, primarily related to refurbishing and improving funeral home facilities and construction of lawn crypts and mausoleums at cemeteries. The Company believes that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other ongoing operating requirements. During 2000, the Company spent approximately $2 million for the acquisition of a cemetery municipal agreement, one funeral home and other acquisition related activity. Acquisition spending during 2001 was limited to a performance-based contingent consideration payment on a prior year acquisition. The Company anticipates that the capital expenditures in 2002 will primarily be limited to those that are required to maintain the revenue capability of its existing businesses. It does not anticipate making significant capital expenditures to grow or enhance new revenue streams or acquire new businesses. Other commitments for investing activities for 2002 include the final payment in the amount of $1,040,442 related to a performance-based contingent purchase price payment. Because future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

    The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

                                                                                   PAYMENTS BY PERIOD
                                                                                     (IN MILLIONS)
                                                       --------------------------------------------------------------------------
                                           FOOTNOTE                                                                      AFTER 5
CONTRACTUAL OBLIGATIONS                   REFERENCE:    TOTAL       2002       2003       2004       2005       2006      YEARS
-----------------------                   ----------   --------   --------   --------   --------   --------   --------   --------
Long-term debt..........................       5        $151.5     $ 2.5       $2.3      $57.6       $2.2      $57.8      $ 29.1
Redeemable convertible preferred
  securities............................       6          90.1        --         --         --         --         --        90.1
Capital lease obligations...............       8          13.2       0.5        0.5        0.5        0.5        0.4        10.8
Operating leases........................       8          11.0       2.1        2.1        2.1        1.8        1.3         1.6
Contingent stock price guarantees.......      10           5.3       5.3         --         --         --         --          --
Contingent performance-based acquisition
  consideration.........................      12           1.0       1.0         --         --         --         --          --
Noncompete agreements...................       8           6.7       1.7        1.5        1.3        1.0        0.6         0.6
                                                        ------     -----       ----      -----       ----      -----      ------
Total contractual cash obligations......                $278.8     $13.1       $6.4      $61.5       $5.5      $60.1      $132.2
                                                        ======     =====       ====      =====       ====      =====      ======

RELATED PARTY TRANSACTIONS

    Two of the Company's directors are prior owners of previously unrelated businesses that Carriage acquired in 1997. As an incentive, the Company entered into arrangements with the directors to pay them 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2008, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the directors to provide Carriage with high quality acquisition targets and to participate in the management of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two directors totaled $92,000, $117,000 and $136,000 for the years 1999, 2000 and 2001, respectively.

    In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $524,107 and $47,673 during the years 2000 and 2001, respectively. The final contingent purchase price payment totals $1,040,442, of which $572,107 is payable to the director in March 2002.

    The Company rents office space, at an annual rate of $19,000 per year through 2005, from an entity in which one of the Company's directors has a financial interest. The terms were determined by reference to rentals of similar office space in the area.

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

    Under the new accounting principle, we follow Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", in recognizing the revenue from the sales of cemetery interment rights. Under this method, revenue is generally recognized in the period when the customer's payments equal or exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues and costs related to the sales of cemetery merchandise and services, and earnings from the related trust funds, are deferred until the period in which the merchandise is delivered or the service is provided.

    The Company recorded a non-cash charge of approximately $39.0 million, after reduction for income taxes of approximately $21 million, or $2.43 per share, to reflect the cumulative effect of the change in accounting principle as of the beginning of 2000. The effect of this change on the nine months ended
September 30, 2000, before the cumulative effect of the accounting change, was to decrease net income $3.3 million, or $.21 per diluted share. The revenue not recognized is included in the accompanying consolidated balance sheet in the caption "Deferred revenue and preneed liabilities".

(B) DERIVATIVE FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS
No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that certain derivatives will be recognized as an asset or liability at their fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt.

    The Company recorded a non-cash benefit of $1,000, net of related income tax benefit, in the consolidated statement of comprehensive income to reflect the cumulative effect of the change in accounting principle as of the beginning of 2001.

    The Company recorded non-cash charges of approximately $1.1 million, excluding the related income tax benefit, in the consolidated statement of comprehensive income and $180,000, before related tax benefit, in the consolidated statements of operations to record the changes in the liability for the interest rate swaps during the year ended December 31, 2001.

(C) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as Goodwill. Such amounts are amortized over 40 years using the straight-line method. Many of our acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Carriage reviews the carrying value of Goodwill at least quarterly on a location-by-location basis to determine, if facts and circumstances exist which would suggest that this intangible asset might be impaired or that the amortization period needs to be modified. If indicators are present which indicate impairment may be present, we have prepared a projection of the undiscounted cash flows of the location to determine if the intangible assets, as well as the investment in other long-lived assets, are recoverable based on these undiscounted cash flows. If impairment was indicated, then an adjustment was made to reduce the carrying amount of Goodwill and other long-lived assets to their fair value. During the year ended December 31, 2000, approximately $61.6 million of impairments were recorded against Goodwill (see
Note 7).

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

    The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the amortization provisions of this Statement. We adopted SFAS No. 142 on January 1, 2002.

    The effect of SFAS No. 142 on the Company will be the elimination of the amortization of goodwill, which is currently being amortized over 40 years, and the testing for impairments of goodwill on an annual basis. The Company estimates that the proforma earnings, excluding goodwill amortization, for 2001 would have been earnings of $0.71 per diluted share, compared to a proforma loss of $0.35 per diluted share for 2000. While we have not yet completed our review of goodwill, we have no reason to believe that any impairment will be required, primarily because of the extensive review and related impairment charges recorded in 2000 as part of Fresh Start.

(D) IMPAIRMENT OF LONG-LIVED ASSETS

    In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS No. 144 will not have a material effect on the Company's financial position or results of operations.

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

    Carriage is currently exposed to market risk from changes in interest rates. Our variable rate long-term borrowings primarily consist of the $32 million outstanding under our $100 million floating rate line of credit maturing in 2004. Any change in the floating rate will cause a change in interest expense. We seek to minimize the risk that interest rates will increase by entering into interest rate swap transactions. As of December 31, 2001, we were engaged in two interest rate swaps in which we exchange the floating rate payments for fixed rate payments at 90-day intervals. The interest rate swaps have a combined notional amount of $30 million, mature in 2003, and have a weighted average fixed rate of 5.5475% and a fair value of ($1,238) at December 31, 2001. The fair value of the swaps are recorded as a liability in the balance sheet at December 31, 2001. Any decrease in market interest rates, assuming all other things being equal, causes the fair value of our interest rate swaps to decrease. The remainder of Carriage's long-term debt and leases consist of non-interest bearing notes and fixed rate instruments. Any increase in market interest rates causes the fair value of those liabilities to decrease.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2002 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 FINANCIAL STATEMENTS

    The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     37
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................     38
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000 and 2001..........................     39
Consolidated Statements of Comprehensive Income (Loss) for
  the Years Ended December 31, 2000 and 2001................     40
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999, 2000 and 2001......     41
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000 and 2001..........................     42
Notes to Consolidated Financial Statements..................     43

(a) 2 FINANCIAL STATEMENT SCHEDULES

    The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants on Financial
  Statement Schedule........................................     65
Financial Statement Schedule II--Valuation and Qualifying
  Accounts..................................................     66

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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Amended and Restated Certificate of Incorporation, as
                        amended, of the Company. Incorporated herein by reference to
                        Exhibit 3.1 to the Company's Annual Report on Form 10-K for
                        its fiscal year ended December 31, 1996.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
         3.2            Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30,
                        1997.
         3.3            Certificate of Decrease, reducing the authorized Series D
                        Preferred Stock. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its
                        fiscal quarter ended September 30, 1997.
         3.4            Certificate of Decrease, reducing the authorized Series F
                        Preferred Stock. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its
                        fiscal quarter ended September 30, 1997.
         3.5            Certificate of Elimination of the Series F Preferred Stock.
                        Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for its fiscal quarter ended
                        June 30, 1999.
         3.6            Certificate of Designation of the Company's Series G Junior
                        Participating Preferred Stock. Incorporated by reference to
                        Exhibit C to the Rights Agreement with American Stock
                        Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company's Form 8-A filed
                        December 29, 2000.
        *3.7            Certificate of Elimination of the Series D Preferred Stock.
         3.8            Amended and Restated Bylaws of the Company. Incorporated by
                        reference to Exhibit 3.2 to the Company's Registration
                        Statement on Form S-1 (File No. 333-05545).
         3.9            Amendments to the Bylaws of the Company effective December
                        18, 2000.
         4.1            Certificate of Trust of Carriage Services Capital Trust.
                        Incorporated by reference to Exhibit 4.6 to the Company's
                        Form S-3 Registration Statement No. 333-84141.
         4.2            Amended and Restated Declaration of Trust of Carriage
                        Services Capital Trust, dated June 3, 1999 among the
                        Company, Wilmington Trust Company, Wilmington Trust Company,
                        and Mark W. Duffey, Thomas C. Livengood and Terry E.
                        Sanford. Incorporated by reference to Exhibit 4.7 to the
                        Company's Form S-3 Registration Statement No. 333-84141.
         4.3            Indenture for the Convertible Junior Subordinated Debentures
                        due 2029 dated June 3, 1999 between the Company and
                        Wilmington Trust Company. Incorporated by reference to
                        Exhibit 4.8 to the Company's Form S-3 Registration Statement
                        No. 333-84141.
         4.4            Form of Carriage Services Capital Trust 7% Convertible
                        Preferred Securities. Incorporated by reference to Exhibit
                        4.10 to the Company's Form S-3 Registration Statement
                        No. 333-84141.
         4.5            Form of the Company's Convertible Junior Subordinated
                        Debentures due 2029. Incorporated by reference to Exhibit
                        4.11 to the Company's Form S-3 Registration Statement No.
                        333-84141.
         4.6            Preferred Securities Guarantee dated June 3, 1999 between
                        the Company and Wilmington Trust Company. Incorporated by
                        reference to Exhibit 4.12 to the Company's Form S-3
                        Registration Statement No. 333-84141.
         4.7            Common Securities Guarantee, dated June 3, 1999 by Carriage
                        Services, Inc. as Guarantor. Incorporated by reference to
                        Exhibit 4.13 to the Company's Form S-3 Registration
                        Statement No. 333-84141.
         4.8            Amendment No. 1 to Amended and Restated Declaration of Trust
                        of Carriage Services Capital Trust. Incorporated by
                        reference to Exhibit 4.14 to the Company's Form S-3
                        Registration Statement No. 333-84141.
         4.9            Rights Agreement with American Stock Transfer & Trust
                        Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed December 29,
                        2000.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        10.1            Credit Agreement among the Company, Bank of America, N.A.
                        and the other lenders named therein dated June 14, 1999.
                        Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for its fiscal quarter ended
                        June 30, 1999.
        10.2            Registration Rights Agreement, dated June 3, 1999, by and
                        among Carriage Services Capital Trust, Carriage Services,
                        Inc. and Credit Suisse First Boston Corporation. (10.1)
        10.3            Amendment No. 1 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        July 1, 1999. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.
        10.4            Amendment No. 2 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        September 20, 1999. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 1999.
        10.5            Amendment No. 3 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated
                        September 15, 2000. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 2000.
        10.6            Note Purchase Agreement dated July 1, 1999, for Senior Notes
                        Issuable in Series. Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for its
                        quarter ended September 30, 1999.
        10.7            Amendment No. 1 to Note Purchase Agreement dated November 6,
                        2000. Incorporated by reference to Exhibit 10.1 to the
                        Company's Quarterly Report on Form 10-Q for its quarter
                        ended September 30, 2000.
        10.8            Amended and Restated 1995 Stock Incentive Plan. Incorporated
                        herein by reference to Exhibit 10.23 to the Company's Annual
                        Report on Form 10-K for its fiscal year ended December 31,
                        1996.
        10.9            Amendment No. 2 to 1995 Stock Incentive Plan. Incorporated
                        by reference to Exhibit 10.1 to the Company's Form S-8
                        Registration Statement No. 333-85961.
        10.10           Amended and Restated 1996 Stock Option Plan. Incorporated
                        herein by reference to Exhibit 10.24 to the Company's Annual
                        Report on Form 10-K for its fiscal year ended December 31,
                        1996.
        10.11           Amendment No. 2 to 1996 Stock Option Plan. Incorporated by
                        reference to Exhibit 10.2 to the Company's Form S-8
                        Registration Statement No. 333-85961.
        10.12           Amended and Restated 1996 Directors' Stock Option Plan.
                        Incorporated herein by reference to Exhibit 10.25 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 1996.
        10.13           Amendment No. 1 to 1996 Directors' Stock Option Plan.
                        Incorporated by reference to Exhibit 10.3 to the Company's
                        Form S-8 Registration Statement No. 333-85961.
        10.14           Amendment No. 2 to 1996 Directors' Stock Option Plan.
                        Incorporated by reference to Exhibit 10.4 to the Company's
                        Form S-8 Registration Statement No. 333-85961.
        10.15           1998 Stock Option Plan for Consultants. Incorporated by
                        reference to Exhibit 10.1 to the Company's Form S-8
                        Registration Statement No. 333-62593.
        10.16           Employment Agreement with Melvin C. Payne, dated November 8,
                        1999. Incorporated by reference to Exhibit 10.11 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 1999.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        10.17           Employment Agreement with Thomas C. Livengood, dated
                        November 8, 1999. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.
        10.18           Indemnity Agreement with Melvin C. Payne dated December 18,
                        2000. Incorporated by reference to Exhibit 10.20 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.19           Indemnity Agreement with Thomas C. Livengood dated December
                        18, 2000. Incorporated by reference to Exhibit 10.22 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.20           Indemnity Agreement with Jay D. Dodds dated December 18,
                        2000. Incorporated by reference to Exhibit 10.23 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.21           Indemnity Agreement with Mark F. Wilson dated December 18,
                        2000. Incorporated by reference to Exhibit 10.24 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.22           Indemnity Agreement with Greg M. Brudnicki dated December
                        18, 2000. Incorporated by reference to Exhibit 10.25 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.23           Indemnity Agreement with Stuart W. Stedman dated December
                        18, 2000. Incorporated by reference to Exhibit 10.26 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.24           Indemnity Agreement with Ronald A. Erickson dated December
                        18, 2000. Incorporated by reference to Exhibit 10.27 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.25           Indemnity Agreement with Vincent D. Foster dated December
                        18, 2000. Incorporated by reference to Exhibit 10.28 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.26           Employment Agreement with Mark F. Wilson dated January 1,
                        2001. Incorporated by reference to Exhibit 10.30 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.27           Employment Agreement with Greg M. Brudnicki dated January 1,
                        2001. Incorporated by reference to Exhibit 10.31 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
        10.28           Employment Agreement with Jay D. Dodds dated November 8,
                        1999. Incorporated by reference to Exhibit 10.32 to the
                        Company's Annual Report on Form 10-K for its fiscal year
                        ended December 31, 2000.
       *10.29           Employment Agreement with James J. Benard dated January 1,
                        2001.
       *10.30           Employment Agreement with Mark Groeneman dated January 1,
                        2000.
       *11.1            Statement regarding computation of per share earnings.
       *12              Calculation of Ratio of Earnings to Fixed Charges.
       *21.1            Subsidiaries of the Company.
       *23.1            Consent of Arthur Andersen LLP.
       *99              Representation of Arthur Andersen, LLP

------------------------

(*) Filed herewith.

(b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 28, 2002.

                                                  CARRIAGE SERVICES, INC.

                                                  By:                /s/ MELVIN C. PAYNE
                                                       ----------------------------------------------
                                                                       Melvin C. Payne
                                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
                                                                        AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and on the dates indicated.

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
                                                  Chairman of the Board, Chief
              /s/ MELVIN C. PAYNE                   Executive Officer, President
     --------------------------------------         and Director (Principal          March 28, 2002
                Melvin C. Payne                     Executive Officer)

                                                  Executive Vice President, Chief
            /s/ THOMAS C. LIVENGOOD                 Financial Officer and
     --------------------------------------         Secretary (Principal             March 28, 2002
              Thomas C. Livengood                   Financial and Accounting
                                                    Officer)

               /s/ MARK F. WILSON
     --------------------------------------       Director                           March 28, 2002
                 Mark F. Wilson

             /s/ GREG M. BRUDNICKI
     --------------------------------------       Director                           March 28, 2002
               Greg M. Brudnicki

             /s/ VINCENT D. FOSTER
     --------------------------------------       Director                           March 28, 2002
               Vincent D. Foster

             /s/ STUART W. STEDMAN
     --------------------------------------       Director                           March 28, 2002
               Stuart W. Stedman

             /s/ RONALD A. ERICKSON
     --------------------------------------       Director                           March 28, 2002
               Ronald A. Erickson

                            CARRIAGE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS:

  Report of Independent Public Accountants..................     37

  Consolidated Balance Sheets as of December 31, 2000 and
    2001....................................................     38

  Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 2000 and 2001........................     39

  Consolidated Statements of Comprehensive Income(Loss) for
    the Years Ended December 31, 1999, 2000 and 2001........     40

  Consolidated Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1999, 2000 and 2001....     41

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 2000 and 2001........................     42

  Notes to Consolidated Financial Statements................     43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Carriage Services, Inc.

    We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc., and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 to the consolidated financial statements, the Company changed, effective January 1, 2000, its method of accounting for revenue and costs related to sales of cemetery interment rights, together with the associated merchandise and services, and the related trust earnings, as well as the balance sheet presentation of preneed funeral contracts to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2002

                            CARRIAGE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000       2001
                                                              --------   ---------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,210   $   2,744
  Accounts receivable-
    Trade, net of allowance for doubtful accounts of $4,572
      in 2000 and $3,515 in 2001............................    18,019      15,660
    Other...................................................       742         773
                                                              --------   ---------
                                                                18,761      16,433
  Assets held for sale, net.................................    10,018       2,287
  Inventories and other current assets......................     9,152       6,983
                                                              --------   ---------
      Total current assets..................................    41,141      28,447
                                                              --------   ---------
Property, plant and equipment, at cost net of accumulated
  depreciation of $19,156 in 2000 and $24,176 in 2001.......   119,252     114,217
Cemetery property, at cost..................................    61,529      61,630
Goodwill, net of accumulated amortization of $18,211 in 2000
  and $22,592 in 2001.......................................   166,585     160,576
Deferred charges and other non-current assets...............    58,506      49,159
Preneed funeral contracts...................................   231,874     219,975
Preneed cemetery merchandise and service trust funds........    30,164      38,108
                                                              --------   ---------
      Total assets..........................................  $709,051   $ 672,112
                                                              ========   =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 24,013   $  26,551
  Current portion of long-term debt and obligations under
    capital leases..........................................     3,236       2,488
                                                              --------   ---------
      Total current liabilities.............................    27,249      29,039
Deferred cemetery revenue and preneed liabilities...........    89,894      89,969
Deferred preneed funeral contracts revenue..................   241,603     227,658
Long-term debt, net of current portion......................   176,662     148,508
Obligations under capital leases, net of current portion....     5,306       5,093
                                                              --------   ---------
      Total liabilities.....................................   540,714     500,267
                                                              --------   ---------
Commitments and contingencies
Minority interest in consolidated subsidiary................        --         209
Redeemable preferred stock..................................     1,172          --
Company-obligated mandatorily redeemable convertible
  preferred securities of Carriage Services Capital Trust...    89,928      90,058
Stockholders' equity:
  Class A Common Stock, $.01 par value; 40,000,000 shares
    authorized; 14,302,000 and 16,811,000 issued and
    outstanding in 2000 and 2001, respectively..............       143         168
  Class B Common Stock; $.01 par value; 10,000,000 shares
    authorized; 1,845,000 issued and outstanding in 2000....        18          --
  Contributed capital.......................................   193,234     189,449
  Accumulated deficit.......................................  (116,158)   (107,193)
  Unrealized loss on interest rate swaps, net of tax
    benefit.................................................        --        (846)
                                                              --------   ---------
      Total stockholders' equity............................    77,237      81,578
                                                              --------   ---------
        Total liabilities and stockholders' equity..........  $709,051   $ 672,112
                                                              ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         2000        2001
                                                              ---------   ----------   ---------
Revenues, net
  Funeral...................................................  $125,264    $ 127,261    $124,284
  Cemetery..................................................    43,203       35,345      38,209
                                                              --------    ---------    --------
                                                               168,467      162,606     162,493
Costs and expenses
  Funeral...................................................    89,725      100,370      92,813
  Cemetery..................................................    32,258       30,060      29,385
                                                              --------    ---------    --------
                                                               121,983      130,430     122,198
                                                              --------    ---------    --------
  Gross profit..............................................    46,484       32,176      40,295
General and administrative expenses.........................     9,265       10,256       8,698
Special and other charges...................................     2,500      102,250          --
                                                              --------    ---------    --------
  Operating income (loss)...................................    34,719      (80,330)     31,597
Interest expense, net.......................................   (13,566)     (14,052)    (13,579)
Financing costs of company-obligated mandatorily redeemable
  convertible preferred securities of Carriage Services
  Capital Trust.............................................    (3,792)      (6,653)     (6,765)
Settlement of litigation....................................     2,000           --          --
                                                              --------    ---------    --------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of the change in accounting principle...    19,361     (101,035)     11,253
Provision (benefit) for income taxes........................     8,474       (8,032)      2,251
                                                              --------    ---------    --------
Net income (loss) before extraordinary item and cumulative
  effect of the change in accounting principle..............    10,887      (93,003)      9,002
Extraordinary item--loss on early extinguishment of debt,
  net of income tax benefit of $151.........................      (200)          --          --
Cumulative effect on prior years of the change in accounting
  principle, net of income tax benefit of $20,755...........        --      (38,993)         --
                                                              --------    ---------    --------
  Net income (loss).........................................    10,687     (131,996)      9,002
Preferred stock dividend requirements.......................        93           81          37
                                                              --------    ---------    --------
  Net income (loss) available to common stockholders........  $ 10,594    $(132,077)   $  8,965
                                                              ========    =========    ========
Basic earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative
    effect of the change in accounting principle............  $    .68    $   (5.80)   $    .54
  Extraordinary item........................................      (.01)          --          --
  Cumulative effect of the change in accounting principle,
    net.....................................................        --        (2.43)         --
                                                              --------    ---------    --------
  Net income (loss).........................................  $    .67    $   (8.23)   $    .54
                                                              ========    =========    ========
Diluted earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative
    effect of the change in accounting principle............  $    .67    $   (5.80)   $    .51
  Extraordinary item........................................      (.01)          --          --
  Cumulative effect of the change in accounting principle,
    net.....................................................        --        (2.43)         --
                                                              --------    ---------    --------
  Net income (loss).........................................  $    .66    $   (8.23)   $    .51
                                                              ========    =========    ========
Pro forma amounts assuming the change in accounting
  principle is applied retroactively:
  Income (loss) before extraordinary item...................  $  6,078    $ (93,003)   $  9,002
    Basic earnings (loss) per share.........................  $    .38    $   (5.80)   $    .54
    Diluted earnings (loss) per share.......................  $    .37    $   (5.80)   $    .51
  Net income (loss).........................................  $  5,878    $(131,996)   $  9,002
    Basic earnings (loss) per share.........................  $    .36    $   (8.23)   $    .54
    Diluted earnings (loss) per share.......................  $    .36    $   (8.23)   $    .51

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                       FOR THE YEARS
                                                                    ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   --------
Net income (loss)...........................................  $10,687    $(131,996)  $ 9,002

Other comprehensive loss:
  Cumulative effect on prior years of the change in
    accounting principle, net of income tax benefit of $1...       --           --         1
  Unrealized losses on interest rate swaps arising during
    period..................................................       --           --    (1,059)
  Related income tax benefit................................       --           --       212
                                                              -------    ---------   -------
Total other comprehensive loss..............................       --           --      (846)
                                                              -------    ---------   -------
Comprehensive income (loss).................................  $10,687    $(131,996)  $ 8,156
                                                              =======    =========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                            RETAINED
                                                    COMMON    CONTRIBUTED   EARNINGS    COMPREHENSIVE
                                         SHARES     STOCK       CAPITAL     (DEFICIT)   INCOME (LOSS)    TOTAL
                                        --------   --------   -----------   ---------   -------------   --------
BALANCE--DECEMBER 31, 1998............   15,807      $158       $194,911    $   5,325          --       $200,394
Net income--1999......................       --        --             --       10,687          --         10,687
Issuance of common stock..............       85         1            193           --          --            194
Conversion of redeemable preferred
  stock to common stock...............       35        --            500           --          --            500
Exercise of stock options.............       15        --            780           --          --            780
Preferred stock dividends.............       --        --             --          (93)         --            (93)
Other.................................       --        --           (453)          --          --           (453)
                                         ------      ----       --------    ---------       -----       --------
BALANCE--DECEMBER 31, 1999............   15,942       159        195,931       15,919          --        212,009
Net loss--2000........................       --        --             --     (131,996)         --       (131,996)
Issuance of common stock..............      250         2            669           --          --            671
Purchase and retirement of treasury
  stock...............................      (46)       --            (69)          --          --            (69)
Payment of contingent stock price
  guarantees..........................       --        --         (3,297)          --          --         (3,297)
Preferred stock dividends.............       --        --             --          (81)         --            (81)
                                         ------      ----       --------    ---------       -----       --------
BALANCE--DECEMBER 31, 2000............   16,146       161        193,234     (116,158)         --         77,237
Net income--2001......................       --        --             --        9,002          --          9,002
Issuance of common stock..............      563         6            690           --          --            696
Exercise of stock options.............      102         1            460           --          --            461
Payment of contingent stock price
  guarantees..........................       --        --         (4,935)          --          --         (4,935)
Unrealized loss on interest rate
  swaps, net of tax benefit...........       --        --             --           --       $(846)          (846)
Preferred stock dividends.............       --        --             --          (37)         --            (37)
                                         ------      ----       --------    ---------       -----       --------
BALANCE--DECEMBER 31, 2001............   16,811      $168       $189,449    $(107,193)      $(846)      $ 81,578
                                         ======      ====       ========    =========       =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            CARRIAGE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 10,687   $(131,996)  $  9,002
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Cumulative effect of the change in accounting principle,
     net of tax benefit.....................................        --      38,993         --
    Depreciation and amortization...........................    16,992      21,407     16,968
    Loss on early extinguishment of debt, net of income
     taxes..................................................       200          --         --
    Loss on interest rate swap..............................        --          --        180
    Loss(gain)on sale of business assets....................        --       5,676       (187)
    Impairment of assets....................................        --      86,095         --
    Provision for losses on accounts receivable.............     3,977       5,737      4,030
    Deferred income taxes (benefit).........................     7,068      (6,289)     3,787
    Settlement of litigation................................    (2,000)         --         --
  Changes in assets and liabilities, net of effects from
    acquisitions:
    Increase in accounts receivable.........................   (11,484)     (8,960)    (1,992)
    (Increase) decrease in inventories and other current
     assets.................................................    (4,422)      2,978      1,991
    (Increase) decrease in deferred charges and other.......    (1,243)          2       (261)
    Increase in Preneed funeral and cemetery costs..........    (7,570)    (10,218)    (3,918)
    Increase in preneed cemetery trust funds................        --     (15,827)    (4,530)
    Increase (decrease) in accounts payable and accrued
     liabilities............................................     9,661       3,440     (4,933)
    Income tax (payments) refunds, net......................    (8,006)      4,724      4,541
    Increase (decrease) in deferred revenue and preneed
     liabilities............................................    (4,475)     21,164      3,071
                                                              --------   ---------   --------
      Net cash provided by operating activities.............     9,385      16,926     27,749
Cash flows from investing activities:
  Purchase of note receivable...............................        --        (566)        --
  Acquisitions, net of cash acquired........................   (41,715)     (1,983)      (212)
  Proceeds from sale of business assets.....................        --       4,846     11,878
  Sale of minority interest in subsidiary...................        --          --        200
  Capital expenditures......................................   (17,426)    (10,547)    (5,046)
                                                              --------   ---------   --------
      Net cash provided by (used in) investing activities...   (59,141)     (8,250)     6,820
Cash flows from financing activities:
  Net payments under bank lines of credit...................  (142,250)     (1,125)   (17,000)
  Proceeds from other long-term debt........................   142,058      38,199         --
  Payments on long-term debt and obligations under capital
    leases..................................................   (39,073)    (39,587)   (13,760)
  Proceeds from sale of interest rate swap..................        --         650         --
  Payment of contingent stock price guarantees..............        --      (3,297)    (4,935)
  Proceeds from issuance of common stock....................       194         671        236
  Payment of debt modification fees.........................    (2,089)     (3,275)        --
  Proceeds from issuance of company-obligated mandatorily
    redeemable convertible preferred securities.............    89,854          --         --
  Payment of preferred stock dividends......................       (93)        (81)       (37)
  Exercise of stock options.................................       780          --        461
  Purchase and retirement of treasury stock.................        --         (69)        --
  Other.....................................................        --         (69)        --
                                                              --------   ---------   --------
      Net cash provided by (used in) financing activities...    49,381      (7,983)   (35,035)
Net increase (decrease) in cash and cash equivalents........      (375)        693       (466)
Cash and cash equivalents at beginning of year..............     2,892       2,517      3,210
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $  2,517   $   3,210   $  2,744
                                                              ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 15,996   $  20,331   $ 18,388
                                                              ========   =========   ========
  Cash paid for income taxes................................  $  8,002   $     678   $    473
                                                              ========   =========   ========
  Non-cash consideration for acquisitions...................  $  2,774   $   2,650   $     --
                                                              ========   =========   ========
  Stock issued to officers for their bonuses................  $     --   $      --   $    438
                                                              ========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Carriage Services, Inc. ("Carriage" or the "Company") was founded in 1991 and incorporated under the laws of the State of Delaware on December 29, 1993. The Company owns and operates funeral homes and cemeteries throughout the United States. The Company provides professional services related to funerals and interments at its funeral homes and cemeteries. Preneed funerals and preneed cemetery property are marketed in the geographic markets served by Carriage's locations.

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

    The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the change in accounting principle discussed in Note 2. The discussion included in the summary of significant accounting policies reflects the Company's current policies and principles for year 2000 and 2001 as a result of the Company's application of the Securities and Exchange Commission Staff Accounting Bulletin
No. 101--"Revenue Recognition in Financial Statements" (SAB 101), which was adopted effective January 1, 2000. Prior periods presented are not required to be restated for such change in accounting principle. See Note 2 for a discussion of the accounting principle change and its cumulative effect as of January 1, 2000, and our discussion of the nature of the accounting principle change compared to principles applied in years prior to 2000.

FUNERAL AND CEMETERY OPERATIONS

    The Company records the sales of funeral merchandise and services upon performance of the funeral service. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, "Accounting for Sales of Real Estate." This method provides for the recognition of revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on the historical experience of Carriage. In addition, the Company monitors changes in delinquency rates and provides additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, the Company earns a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund. Accounts receivable-Trade, net consists of approximately $12.9 million and $8.6 million of funeral receivables and approximately $5.1 million and $7.0 million of current cemetery receivables at December 31, 2000 and 2001, respectively. Non-current cemetery receivables, those payable after one year, are included in Deferred charges and other non-current assets on the consolidated balance sheets. The non-current cemetery accounts receivable balances, net of amounts in assets held for sale, were approximately
$20.4 million and $16.6 million at December 31, 2000 and 2001, respectively (see
Note 4).

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRENEED FUNERAL CONTRACTS

    Preneed funeral sales are affected by deposits to a trust or purchase of a third-party insurance product. Pursuant to SAB 101 implementation, unperformed guaranteed preneed funeral contracts are included in the consolidated balance sheets as Preneed funeral contracts. The balance in this asset account represents amounts due from customer receivables and third-party insurance companies, and the amounts deposited with the trustee and the accumulated earnings on these deposits. A corresponding credit is recorded to Deferred preneed funeral contracts revenue. The funeral revenue is not recorded until the service is performed. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed, in order to offset inflation in cost to provide the service in the future. The preneed insurance products totaled approximately $150.9 million and $146.0 million and the preneed funeral trust assets were approximately
$91.4 million and $89.9 million at December 31, 2000 and 2001, respectively, which in the opinion of management, exceeds the estimated future cost to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.

    The components of preneed funeral contracts in the consolidated balance sheet at December 31 are as follows (in thousands):

                                                            2000       2001
                                                          --------   --------
Receivables from customers..............................  $ 27,649   $ 24,576
Due from insurance companies............................   150,959    146,074
Preneed funeral trust funds.............................    91,350     89,902
Less: allowance for cancellation........................   (15,000)   (26,670)
Less: amounts included in Assets held for sale, net.....   (23,084)   (13,907)
                                                          --------   --------
                                                          $231,874   $219,975
                                                          ========   ========

    The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements. The cost basis includes interest and dividends

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

                                                           HISTORICAL
                                                              COST
                                                             BASIS      FAIR VALUE
                                                           ----------   ----------
                                                               (IN THOUSANDS)
As of December 31, 2000:
  Cash and cash equivalents..............................    $37,819      $37,819
  Fixed income investment contracts......................     21,088       21,088
  Mutual funds and stocks................................     15,081       15,256
  Annuities..............................................     17,362       17,362
                                                             -------      -------
    Total................................................    $91,350      $91,525
                                                             =======      =======
As of December 31, 2001:
  Cash and cash equivalents..............................    $19,235      $19,235
  Fixed income investment contracts......................     33,032       33,032
  Mutual funds and stocks................................     17,403       16,873
  Annuities..............................................     20,232       20,232
                                                             -------      -------
    Total................................................    $89,902      $89,372
                                                             =======      =======

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

PRENEED CEMETERY MERCHANDISE AND SERVICE TRUST FUNDS

    Carriage is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn by us upon maturity (generally, the death of the purchaser) or cancellation of the contracts. Trust fund investment income is recorded to deferred revenue as trust earnings accrue in the trusts, and recognized in current revenues

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in the period the service is performed or merchandise delivered. Merchandise and service trust fund balances were comprised of the following at December 31, 2000 and 2001, respectively:

                                                           HISTORICAL
                                                              COST
                                                             BASIS      FAIR VALUE
                                                           ----------   ----------
                                                               (IN THOUSANDS)
As of December 31, 2000:
  Cash and cash equivalents..............................    $ 3,931      $ 3,931
  Fixed income investment contracts......................     21,571       21,571
  Mutual funds and stocks................................     11,641       11,979
                                                             -------      -------
    Subtotal.............................................     37,143       37,481
  Less: amounts included in assets held for sale, net....     (6,979)      (6,713)
                                                             -------      -------
    Total................................................    $30,164      $30,768
                                                             =======      =======

As of December 31, 2001:
  Cash and cash equivalents..............................    $ 4,927      $ 4,927
  Fixed income investment contracts......................     20,141       20,141
  Mutual funds and stocks................................     17,815       17,465
                                                             -------      -------
    Subtotal.............................................     42,883       42,533
  Less: amounts included in assets held for sale, net....     (4,775)      (4,556)
                                                             -------      -------
    Total................................................    $38,108      $37,977
                                                             =======      =======

PERPETUAL AND MEMORIAL CARE TRUST

    In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue when realized by the trust. The perpetual and memorial care trust assets were approximately
$29.4 million and $29.9 million at December 31, 2000 and 2001, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. The Company does not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying consolidated balance sheets.

DEFERRED OBTAINING COSTS

    Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized in funeral and cemetery costs and expenses over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts (see Note 4). Effective October 1, 2001, the Company changed the period over which the costs are recognized to more closely track actuarial statistics, provided by a third party administrator, based on the actual contracts held by Carriage. The effect of this change was to reduce expense in the fourth quarter of 2001 by approximately $0.5 million from that which would have been recorded using the prior methodology.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Carriage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DERIVATIVE FINANCIAL SECURITIES

    Carriage enters into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The differential paid or received is recognized as an adjustment to interest expense. The Company does not hold or issue financial instruments for trading purposes. Prior to 2001 and the effective date of SFAS No. 133, the values of the interest rate swaps were not recorded in the consolidated balance sheets.

    The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS
No. 137, and amended by SFAS No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The Company is currently engaged in interest rate swaps which have a notional amount of $30 million to hedge against rising interest rates on its variable rate long-term debt. The swaps have a fair value of approximately $2,000 and approximately $(1.2) million at December 31, 2000 and December 31, 2001, respectively. The swaps, which were carried off-balance sheet prior to 2001, were recorded as an asset when the Company implemented SFAS 133 January 1, 2001. As interest rates change, the value of the interest rate swaps change. The recorded value of the interest rate swaps is adjusted on the balance sheet through other comprehensive income for swaps that are designated as hedges and through current earnings for swaps that are not designated as hedges.

GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Such amounts are amortized over 40 years using the straight-line method. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Carriage reviews the carrying value of goodwill at least quarterly on a location-by-location basis to determine, if facts and circumstances exist which would suggest that this intangible asset might be impaired or that the amortization period needs to be modified. If indicators are present which indicate potential impairment Carriage has prepared a projection of the undiscounted cash flows of the location to determine if the intangible assets, as well as the investment in other long-lived assets, are recoverable based on these undiscounted cash flows. If impairment was indicated, then an adjustment was made to reduce the carrying amount of goodwill and other long-lived assets to their fair value. During the year ended December 31, 2000, approximately $61.6 million of impairments were recorded against Goodwill (see Note 7). No impairments were recorded during the year ended December 31, 2001.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition, requires the use of the purchase method of accounting and requires the recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

    The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

    The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the amortization provisions of this Statement. Carriage adopted SFAS No. 142 on January 1, 2002.

    The effect of SFAS No. 142 on the Company includes the elimination of the amortization of goodwill which is currently being amortized over 40 years, the testing for impairments of goodwill on an annual basis and the identification of reporting units for the purpose of assessing potential future impairments of goodwill. While the Company has not yet completed the review of goodwill, the Company has no reason to believe that any impairment will be required, primarily because of the extensive review and related impairment charges recorded in 2000 as part of Fresh Start.

IMPAIRMENT OF LONG-LIVED ASSETS

    In August 2001 the Financial Accounting Standards Board issued SFAS
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS No. 144 will not have a material effect on the Company's financial position or results of operations.

INVENTORY

    Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was approximately $770,000 and $298,000 in 2000 and 2001, respectively. Depreciation of

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

    Property, plant and equipment was comprised of the following at December 31, 2000 and 2001:

                                                               YEARS
                                                              --------
Buildings and improvements..................................  15 to 40
Furniture and fixtures......................................  7 to 10
Machinery and equipment.....................................  5 to 10
Automobiles.................................................  5 to 7

                                                            2000       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Property, plant and equipment, at cost:
  Land..................................................  $ 32,849   $ 28,494
  Buildings and improvements............................   102,900     91,444
  Furniture and equipment...............................    30,200     31,426
                                                          --------   --------
                                                           165,949    151,364
Less: accumulated depreciation before assets held for
  sale adjustment.......................................   (22,937)   (25,837)
                                                          --------   --------
                                                           143,012    125,527
Less: amounts included in assets held for sale, net.....   (23,760)   (11,310)
                                                          --------   --------
                                                          $119,252   $114,217
                                                          ========   ========

    During 1999, 2000 and 2001, the Company recorded $6,111,000, $7,142,000 and
$6,335,000, respectively, in depreciation expense in the accompanying consolidated statements of operations.

INCOME TAXES

    Carriage Services, Inc. and its subsidiaries file a consolidated U.S. federal income tax return. Carriage records deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, "Accounting for Income Taxes", (see note 9).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Carriage believes that the carrying value approximates fair value for cash and cash equivalents. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of our fixed rate debt approximates fair value. Management estimates that the fair

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value of the company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust at December 31, 2000 and 2001 is approximately $38 million and $54 million, respectively, based on available broker quotes.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. 2000 ACCOUNTING PRINCIPLE CHANGE

PRENEED REVENUES AND COSTS

    In December 1999, the Securities and Exchange Commission issued SAB 101. This SAB deals with various revenue recognition issues; certain ones of which are pertinent to the death care industry. As a result, Carriage has changed our method of recognizing preneed revenues and certain related costs of originating preneed cemetery contracts. SAB 101 was effective as of the beginning of 2000, but because of extensions to allow for implementation, the Company implemented the changes beginning with the fourth quarter of 2000 and restated quarters 1 through 3 in Note 15, QUARTERLY FINANCIAL DATA. Fiscal years prior to 2000 were not required to be restated.

    Previously, Carriage had recognized sales of cemetery interment rights, together with associated merchandise and services as revenues at the time contracts were signed. Costs related to the sales of interment rights were charged to operations using the specific identification method. The costs for cemetery merchandise and services sold, but not delivered, was previously accrued as an expense at the time the cemetery revenue was recognized. Similarly trust income on cemetery merchandise and service trusts was previously recognized when earned by the trust.

    Under the new accounting principle, the Company will follow SFAS No. 66, "Accounting for Sales of Real Estate", in recognizing the revenue from the sales of cemetery interment rights. This method is generally characterized by recognizing the sale in the period when the customer's payments equal or exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues and costs related to the sales of cemetery merchandise and services, and earnings from the related trust funds, are deferred until the period in which the merchandise is delivered or the service is provided.

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

3. ASSETS HELD FOR SALE

    During the latter half of 2000, management identified certain businesses and other assets to be sold as part of the Company's Fresh Start initiative (a multi-element restructuring program which was intended to improve financial and operating performance). The carrying value of the net assets of those businesses and other assets has been reduced to management's estimate of fair value less estimated costs to sell by providing a charge for impairment in the amount of $29.3 million. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. At December 31, 2000, assets held for sale, net represented the net assets of 26 funeral homes, 13 cemeteries and 14 parcels of real estate. During 2001 the Company sold or closed 16 funeral homes, eight cemeteries and four parcels of real estate for $11.9 million. At December 31, 2001, assets held for sale, net represents 10 funeral homes, five cemeteries and 10 parcels of real estate. A summary of the net assets included in the category is as follows:

                                                            2000       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Accounts receivable, net................................  $  3,630   $    918
Inventories and other current assets....................       682        243
Property, plant and equipment, net......................    23,760     11,310
Cemetery property.......................................     4,470      2,731
Goodwill, net...........................................    15,275      6,614
Preneed cemetery and funeral trust funds and other
  assets................................................    35,280     23,061
                                                          --------   --------
  Total assets..........................................    83,097     44,877
Current liabilities.....................................     8,087      1,424
Deferred cemetery and funeral revenue...................    33,412     23,446
Long-term debt and capital leases.......................     2,303        950
                                                          --------   --------
  Total liabilities.....................................    43,802     25,820
Net assets held for sale................................    39,295     19,057
Allowance for impairment................................   (29,277)   (16,770)
                                                          --------   --------
Assets held for sale, net...............................  $ 10,018   $  2,287
                                                          ========   ========

    The operating results of the businesses held for sale included in the consolidated statement of operations for each of the three years in the period ended December 31, 2001 were as follows:

                                                       1999       2000       2001
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Funeral revenues, net..............................  $10,168     $9,029     $7,225
Cemetery revenues, net.............................  $ 6,019     $3,598     $3,659
Net income before income taxes.....................  $ 2,424     $  702     $2,327

4. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

    Deferred charges and other non-current assets, net of amounts included in assets held for sales at December 31, 2000 and 2001 were as follows:

                                                              2000       2001
                                                            --------   --------
                                                              (IN THOUSANDS)
Agreements not to compete, net of accumulated amortization
  of $2,532 and $2,716, respectively......................  $ 2,325    $ 1,916
Non-current cemetery accounts receivable..................   20,383     16,561
Deferred obtaining costs, net of accumulated amortization
  of $3,324 and $6,736, respectively......................   26,312     25,749
Other.....................................................    9,486      4,933
                                                            -------    -------
                                                            $58,506    $49,159
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

5. LONG-TERM DEBT AND RELATED DERIVATIVES

LONG-TERM DEBT

    Carriage's long-term debt consisted of the following at December 31:

                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Facility, unsecured floating rate $100 million line,
  interest is due on a quarterly basis for prime borrowings
  and on the maturity dates of the LIBOR borrowings at the
  LIBOR rate plus 1.0% to 2.0% (weighted average interest
  rate including the effect of the interest rate swaps was
  8.192% and 7.365% at December 31, 2000 and 2001,
  respectively), matures in September, 2004.................  $ 49,000   $ 32,000
Senior Notes................................................   110,000    101,993
Acquisition debt............................................    15,921     12,602
Other.......................................................     6,112      4,888
Less: current portion.......................................    (2,583)    (2,524)
                                                              --------   --------
                                                               178,450    148,959
Less: assets held for sale, non-current portion (see Note
  3)........................................................    (1,788)      (451)
                                                              --------   --------
                                                              $176,662   $148,508
                                                              ========   ========

    On November 6, 2000, modifications to the credit facility and senior notes, which included a reduction in our bank revolving credit facility from $260 million to $100 million, were finalized. The Company decided to reduce its revolving credit capacity because management no longer intended to use our excess credit to make large acquisitions and did not want to continue to pay a commitment fee for availability that was not going to be used. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The availability under the credit facility totaled $67.8 million at December 31, 2001.

    During 1999, Carriage issued $110 million in senior debt notes ("the Senior Notes") and used the proceeds to reduce the amount outstanding under our revolving line of credit. The unsecured notes mature in traunches of $23 million in 2004, $56 million in 2006 and $23 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The Senior Notes contain restrictive covenants similar to the credit facility (described above) and additionally require that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. During 2001 prepayments were made in the amount of $8.0 million related to proceeds from the sale of assets.

    The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of or during the years ended December 31, 2000 and 2001.

    Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

    The aggregate maturities of long-term debt as of December 31, 2001 and for the next five years are approximately $2,524,000, $2,340,000, $57,569,000,
$2,152,000 and $57,756,000, respectively and $29,142,000 thereafter.

    In connection with the repayment and refinancing of the credit facility in June 1999, we recognized an extraordinary loss of approximately $200,000, net of income tax benefit of approximately $151,000, for the write-off of the deferred loan costs associated with the early retirement of the debt.

DERIVATIVE FINANCIAL INSTRUMENTS

    Carriage entered into interest rate swap agreements during 1998 with financial institutions to manage interest costs. Interest on our debt is primarily floating. To manage the risk that interest rates will rise, the Company agreed to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The following presents information for the interest rate swaps, which are recorded as liabilities in the December 31, 2001 balance sheet (in thousands):

Notional amount.............................................  $30,000
Weighted average fixed rate.................................     5.55%
Maturity....................................................     2003
Fair value (liability)......................................  $(1,238)

6. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

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

7. SPECIAL AND OTHER CHARGES

    In connection with the Company's Fresh Start initiative in the second half of 2000, decisions were made to sell certain businesses and assets, to evaluate the carrying value of underperforming businesses, and to implement certain organizational changes to downsize or eliminate certain corporate functions, including the termination of 40 employees in corporate development, preneed sales and marketing, and administration. Long-term cash flow forecasts were prepared to determine whether the Company would recover its investment through operations for the underperforming businesses. In those instances in which the investment in a business exceeded the estimated undiscounted future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaled $51 million for the underperforming businesses that the Company will continue to operate. An estimate of the fair value less costs to sell was determined for those businesses targeted for sale to determine whether the investment in the business would be recovered through its sale. Where the investment exceeded the net realizable value, impairment charges were recorded totaling approximately
$29.3 million (see Note 3). Charges related to this initiative include impairments totaling approximately $61.6 million related to Goodwill, are included in the statement of operations in the caption titled "Special and other charges" and are as follows:

                                                                FOR THE YEAR
                                                                    ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
                                                               (IN THOUSANDS)
Impairment charges on businesses held for use...............      $ 51,000
Impairment charges on businesses and other assets held for
  sale......................................................        29,277
Loss on sale of businesses and other assets held for sale
  and other asset impairments as a result of Fresh Start....        11,614
Employee termination severance costs, office closings and
  other accruals as a result of Fresh Start.................        10,359
                                                                  --------
  Total.....................................................      $102,250
                                                                  ========

    Special and other charges totaling $7.5 million and $4.4 million are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets at December 31, 2000 and 2001, respectively.

8. COMMITMENTS AND CONTINGENCIES

LEASES

    Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment. Rent expense was approximately $3,359,000, $4,819,000 and $4,547,000 for 1999, 2000 and 2001, respectively.

    Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $6,445,000 in 1999, $1,075,000 in 2000 and $2,782,000 in 2001, net of
accumulated depreciation. Related obligations are included in current and long-term debt.

    At December 31, 2001, future minimum lease payments under noncancellable lease agreements were as follows:

                                                              FUTURE MINIMUM
                                                              LEASE PAYMENTS
                                                           --------------------
                                                           OPERATING   CAPITAL
                                                            LEASES      LEASES
                                                           ---------   --------
                                                              (IN THOUSANDS)
Years ended December 31,
  2002...................................................   $ 2,072    $   464
  2003...................................................     2,077        465
  2004...................................................     2,089        470
  2005...................................................     1,802        463
  2006...................................................     1,310        468
Thereafter...............................................     1,646     10,823
                                                            -------    -------
Total future minimum lease payments......................   $10,996    $13,153
                                                            =======
Less: amount representing interest.......................               (7,514)
Less: current portion of obligations under capital
  leases.................................................                  (47)
Less: amounts included in assets held for sale, net of
  current portion........................................                 (499)
                                                                       -------
Long-term obligations under capital leases...............              $ 5,093
                                                                       =======

AGREEMENTS AND EMPLOYEE BENEFITS

    Carriage has entered into various agreements not to compete with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years are approximately $1,713,000, $1,515,000, $1,252,000, $944,000 and $610,000, respectively and $586,000 thereafter.

    Carriage sponsors a defined contribution plan (401k) and an employee stock purchase plan for the benefit of its employees. The expense for these plans has not been significant for the periods presented. In addition, the Company does not offer any other post-retirement or post-employment benefits.

LITIGATION

    Certain of the funeral homes located in California that were acquired by Carriage in early 1997, along with other death care providers, have been defendants in litigation in the state of California alleging that a flight service contracted to dispose of cremains failed to properly carry out its duties. The Company, with the advice of legal counsel, has been of the opinion that there have been adequate insurance coverages, indemnities and reserves such that the results of this litigation would not have a material effect on the consolidated financial position or results of operations. Subsequent to December 31, 1999, the litigation was settled. The amount paid in the settlement was fully covered by the Company's insurance. As a result of the settlement, the Company reversed the estimated liability previously recorded for the matter in the amount of $2 million, effective December 31, 1999.

    Additionally, the Company is, from time to time, subject to routine litigation arising in the normal course of business. The Company, with the advice of legal counsel, similarly believe that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the consolidated financial position or results of operations.

9. INCOME TAXES

    The provision (benefit) for income taxes for 1999, 2000 and 2001 consisted of:

                                                      1999       2000       2001
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  U. S. Federal...................................   $  818    $(2,009)   $(2,212)
  State...........................................      588        266        242
                                                     ------    -------    -------
    Total current provision (benefit).............    1,406     (1,743)    (1,970)
                                                     ------    -------    -------
Deferred:
  U. S. Federal...................................    6,061     (5,846)     3,871
  State...........................................    1,007       (443)       350
                                                     ------    -------    -------
    Total deferred provision (benefit)............    7,068     (6,289)     4,221
                                                     ------    -------    -------
    Total income tax provision (benefit)..........   $8,474    $(8,032)   $ 2,251
                                                     ======    =======    =======

    A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 1999, 2000 and 2001 is as follows:

                                                            1999       2000       2001
                                                          --------   --------   --------
Federal statutory rate..................................    35.0%     (35.0)%     35.0%
Effect of state income taxes, net of federal benefit....     4.8        0.2        1.7
Effect of non-deductible expenses and other, net........     3.5       10.4        6.6
Effect of valuation allowance...........................     0.5       16.5      (23.3)
                                                            ----      -----      -----
                                                            43.8%      (7.9)%     20.0%
                                                            ====      =====      =====

    The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2000 and 2001 were as follows:

                                                            2000       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards......................  $  1,270   $  1,175
  Accrued liabilities and other.........................     3,707      3,404
  Amortization of non-compete agreements................     2,296      2,343
  Amortization and depreciation.........................     5,640      2,836
  Preneed liabilities, net..............................     9,010      4,932
                                                          --------   --------
                                                            21,923     14,690
Valuation allowance.....................................   (17,165)   (14,153)
                                                          --------   --------
Total deferred tax assets...............................  $  4,758   $    537
                                                          ========   ========
Net deferred tax asset..................................  $  4,758   $    537
                                                          ========   ========

    The non-current net deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2000 and 2001.

    Carriage has recorded a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. During 2001, the Company recognized a reduction in the valuation allowance as an income tax benefit in the amount of $3.0 million for tax deductions taken in 2001 for which the expense was recorded in 2000 for accounting purposes. At December 31, 2001, Carriage had approximately
$25 million of state net operating loss carryforwards that will expire between the years 2001 and 2021, if not utilized.

10. STOCKHOLDERS' EQUITY

COMMON STOCK VOTING CLASSES

    The Company currently has two classes of Common Stock (Class A and Class B). The two classes have virtually the same rights and preferences, except that the holders of Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders, whereas the holders of Class B Common Stock are entitled to ten votes for each share. Effective December 31, 2001, all Class B Common Stock automatically converted into Class A Common Stock on a one-for-one basis.

STOCK OPTION PLANS

    Carriage has four stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1996 Directors' Stock Option Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants (the "Consultants' Plan"). Substantially all of the options granted under the four stock option plans have ten-year terms. The options generally vest over a period of two to four years.

    Options under each of the plans and those outstanding at December 31, 2001 are as follows:

                                                          RESERVED   OUTSTANDING
                                                          --------   -----------
                                                              (IN THOUSANDS)
1995 Plan...............................................   1,450          689
1996 Plan...............................................   1,300          797
Directors' Plan.........................................     350          215
Consultants' Plan.......................................     100            8
                                                           -----        -----
  Total.................................................   3,200        1,709
                                                           =====        =====

    The Company accounts for stock options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", net income and income per share would have been the following pro forma amounts:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net income (loss) available to common stockholders:
  As reported...............................................  $10,594    $(132,077)   $8,965
  Pro forma.................................................    9,906     (133,522)    8,201
Net income (loss) per share available to common
  stockholders:
Basic
  As reported...............................................      .67        (8.23)      .54
  Pro forma.................................................      .62        (8.32)      .49
Diluted
  As reported...............................................      .66        (8.23)      .51
  Pro forma.................................................      .61        (8.32)      .47

    Each of the plans is administered by a stock option committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 2001 only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to or greater than the then fair market value of Carriage's Common Stock as determined by the Board of Directors.

    A summary of the status of the plans at December 31, 2000 and 2001 and changes during the year ended is presented in the table and narrative below:

                                                                      YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                    2000                   2001
                                                            --------------------   --------------------
                                                             SHARES    WTD. AVG.    SHARES    WTD. AVG.
                                                             (000)     EX PRICE     (000)     EX PRICE
                                                            --------   ---------   --------   ---------
Outstanding at beginning of period........................     414      $15.30      1,928       $3.73
Granted...................................................   1,619        2.00         74        3.86
Exercised.................................................      --          --       (102)       2.87
Canceled..................................................    (105)      13.47       (191)       8.91
                                                             -----                  -----
Outstanding at end of year................................   1,928        3.73      1,709        3.34
                                                             -----                  -----
Exercisable at end of year................................     944      $ 3.82      1,008       $3.34
                                                             -----                  -----
Weighted average fair value of options granted............   $0.92                  $2.17

    All of the options outstanding at December 31, 2001 have exercise prices between $1.19 and $27.50, with a weighted average exercise price of $3.34 and a weighted average remaining contractual life of 8.6 years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 2001, respectively: risk-free interest rates of 4.74% and 4.77%; expected dividend yield of 0% for each year; expected lives of five years; expected volatility of 56% and 61%.

EMPLOYEE STOCK PURCHASE PLAN

    Beginning in 1998, Carriage provided all employees the opportunity to purchase Class A Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. During 2000, employees purchased a total of 214,581 shares at a weighted average price of $2.34 per share. In 2001, employees purchased a total of 260,634 shares at a weighted average price of $1.32 per share.

STOCK PRICE GUARANTEES

    As part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, the Company issued shares of Class A Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods ranging from one to three years. Should the stock not trade at these levels, then the Company would makeup the difference by issuing additional shares or paying the seller additional cash during the years 2000 through 2002. The present value of these price guarantees has been recorded as part of the purchase price of these acquisitions. During 2000 and 2001, the Company paid $3,297,000 and $4,935,000, respectively in satisfaction of the guarantee obligations that matured in those years. The final remaining obligations total $5,286,000 and are scheduled to be paid in the first quarter of 2002.

11. REDEEMABLE PREFERRED STOCK

    Carriage had 20,000,000 authorized shares of Series D Preferred Stock with a par value of $.01 per share, of which 1,182,500 shares were issued and outstanding at December 31, 2000. During 2001,

Carriage redeemed 1,000,000 shares at $1.00 per share in an exchange and divestiture of business assets with the holder of those shares. The holders of Series D Preferred Stock received preferential dividends at an annual rate ranging from $0.06 to $0.07 per share, payable quarterly, during the period that the stock was outstanding. Effective December 31, 2001, Carriage redeemed the remaining 182,250 shares then outstanding at a redemption price of $1.00 per share, together with all accrued and unpaid dividends.

12. RELATED PARTY TRANSACTIONS

    Two of the Company's directors are prior owners of previously unrelated businesses that Carriage acquired in 1997. As an incentive, the Company entered into arrangements with the directors to pay them 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2008, then a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the directors to provide Carriage with high quality acquisition targets and to participate in the management of those businesses so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two directors totaled $92,000, $117,000 and $136,000 for the years 1999, 2000 and 2001, respectively.

    In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $524,107 and $47,673 during the years 2000 and 2001, respectively. The final contingent purchase price payment totals $1,040,442, of which $572,243 is payable to the director in March 2002.

    The Company rents office space, at an annual rate of $19,000 per year through 2005, from an entity in which one of the Company's directors has a financial interest. The terms were determined by reference to rentals of similar office space in the area.

13. EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of the basic and diluted earnings per share for 1999, 2000 and 2001:

                                                                1999       2000        2001
                                                              --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Numerator:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $10,887    $ (93,003)   $9,002
  Extraordinary item........................................     (200)          --        --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --      (38,993)       --
                                                              -------    ---------    ------
  Net income (loss).........................................   10,687     (131,996)    9,002
  Preferred stock dividends.................................      (93)         (81)      (37)
                                                              -------    ---------    ------
  Numerator for basic earnings (loss) per share--net income
    (loss) available to common stockholders.................  $10,594    $(132,077)   $8,965
                                                              -------    ---------    ------
  Effect of dilutive securities:
    Preferred stock dividends...............................       93           --        37
                                                              -------    ---------    ------
  Numerator for diluted earnings (loss) per share--net
    income (loss) available to common stockholders after
    assumed conversions.....................................  $10,687    $(132,077)   $9,002
                                                              -------    ---------    ------
Denominator:
  Denominator for basic earnings (loss) per share--weighted
    average shares..........................................   15,875       16,056    16,696
  Effect of dilutive securities:
    Series D convertible preferred stock....................      235           --        38
    Stock options...........................................       26           --       758
                                                              -------    ---------    ------
  Denominator for diluted earnings (loss) per
    share--adjusted weighted average shares and assumed
    conversions.............................................   16,136       16,056    17,492
                                                              -------    ---------    ------
Basic earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $   .68    $   (5.80)   $  .54
  Extraordinary item........................................     (.01)          --        --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --        (2.43)       --
                                                              -------    ---------    ------
  Net income (loss).........................................  $   .67    $   (8.23)   $  .54
                                                              =======    =========    ======
Diluted earnings (loss) per share:
  Net income (loss) before extraordinary item and cumulative effect on prior years of the change in accounting
    principle...............................................  $   .67    $   (5.80)   $  .51
  Extraordinary item........................................     (.01)          --        --
  Cumulative effect on prior years of the change in
    accounting principle....................................       --        (2.43)       --
                                                              -------    ---------    ------
  Net income (loss).........................................  $   .66    $   (8.23)   $  .51
                                                              =======    =========    ======

    Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was .8 million for the year ended December 31, 2000, because of the net loss for the year.

14. MAJOR SEGMENTS OF BUSINESS

    Carriage conducts funeral and cemetery operations only in the United States.

                                                      FUNERAL      CEMETERY     CORPORATE     CONSOLIDATED
                                                     ----------   ----------   -----------   --------------
                                                      (IN THOUSANDS, EXCEPT NUMBER OF OPERATING LOCATIONS)
External revenues:
  2001.............................................   $124,284     $ 38,209      $     --       $162,493
  2000.............................................    127,261       35,345            --        162,606
  1999.............................................    125,264       43,203            --        168,467
Profit (loss) before extraordinary item and
  cumulative effect of the change in accounting
  principle:
  2001.............................................   $ 16,748     $  5,271      $(13,017)      $  9,002
  2000.............................................     14,984        3,140       (17,152)           972
  Less-special and other charges, net of tax(a)....                                              (93,975)
                                                                                                --------
                                                                                                $(93,003)
  1999.............................................     19,586        7,412       (16,111)        10,887
Total assets:
  2001.............................................   $515,919     $152,667      $  3,526       $672,112
  2000.............................................    550,044      152,047         6,960        709,051
  1999.............................................    397,835      130,650        11,105        539,590
Depreciation and amortization:
  2001.............................................   $ 10,897     $  4,443      $  1,628       $ 16,968
  2000.............................................     13,673        3,890         3,844         21,407
  1999.............................................     12,525        3,562           905         16,992
Capital expenditures:
  2001.............................................   $  3,038     $  2,839      $   (831)      $  5,046
  2000.............................................      6,633        2,191         1,723         10,547
  1999.............................................     10,438        3,791         3,197         17,426
Number of operating locations at year end:
  2001.............................................        148           30            --            178
  2000.............................................        172           38            --            210
  1999.............................................        182           41            --            223
Interest expense:
  2001.............................................   $  1,542     $    179      $ 18,623       $ 20,344
  2000.............................................      1,488          283        18,934         20,705
  1999.............................................      1,751          115        15,492         17,358
Income tax expense (benefit):
  2001.............................................   $ 11,749     $  3,075      $(12,573)      $  2,251
  2000                                                  10,419        1,862       (12,038)           243
  Less-tax benefits on special charges (a).........                                               (8,275)
                                                                                                --------
                                                                                                $ (8,032)
  1999.............................................     14,769        4,829       (11,124)         8,474

------------------------

(a) A substantial portion of the special and other charges relates to the funeral segment of the business.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2000 and 2001, in thousands, except earnings per share. The first, second and third quarters of the fiscal year 2000 have been restated for the accounting change discussed in Note 2, which was implemented at the beginning of the fourth quarter of 2000, but retroactive to January 1, 2000.

                                                                                          Second Quarter
                                                              FIRST QUARTER 2000(a)           2000(a)
                                                              ----------------------   ---------------------
                                                                  AS                       AS
                                                              ORIGINALLY               ORIGINALLY
                                                               REPORTED    RESTATED     REPORTED    RESTATED
                                                              ----------   ---------   ----------   --------
Revenues, net...............................................   $48,373      $45,211     $41,132     $38,280
Gross profit................................................    13,131       11,368       8,070       6,630
Net income (loss) before cumulative effect of the change in
  accounting principle......................................     2,906        1,760         166        (770)
Cumulative effect of the change in accounting principle,
  net.......................................................        --      (38,993)         --          --
Preferred stock dividend requirements.......................        21           21          20          20
Net income (loss) available to common shareholders..........     2,885      (37,254)        146        (790)
Basic earnings (loss) per common share:
  Continuing operations.....................................   $   .18      $   .11     $   .01     $  (.05)
  Cumulative effect of the change in accounting principle,
    net.....................................................        --        (2.44)         --          --
                                                               -------      -------     -------     -------
  Net income (loss).........................................   $   .18      $ (2.33)    $   .01     $  (.05)
                                                               -------      -------     -------     -------
Diluted earnings (loss) per common share:
  Continuing operations.....................................   $   .18      $   .11     $   .01     $  (.05)
  Cumulative effect of the change in accounting principle,
    net.....................................................        --        (2.44)         --          --
                                                               -------      -------     -------     -------
  Net income (loss).........................................   $   .18      $ (2.33)    $   .01     $  (.05)
                                                               -------      -------     -------     -------

                                                                  THIRD QUARTER              Fourth Quarter
                                                                     2000(a)                     2000(a)
                                                              ---------------------   -----------------------------
                                                                  AS
                                                              ORIGINALLY
                                                               REPORTED    RESTATED
                                                              ----------   --------
Revenues, net...............................................   $ 40,024    $38,103          $ 41,012
Gross profit................................................      6,626      5,711             8,467
Net income (loss) before cumulative effect of the change in
  accounting principle......................................    (11,051)   (12,290)          (81,703)
Cumulative effect of the change in accounting principle,
  net.......................................................         --         --                --
Preferred stock dividend requirements.......................         20         20                20
Net income (loss) available to common shareholders..........    (11,071)   (12,310)          (81,723)
Basic earnings (loss) per common share:
  Continuing operations.....................................   $   (.69)   $  (.77)         $  (5.07)
  Cumulative effect of the change in accounting principle,
    net.....................................................         --         --                --
                                                               --------    --------         --------
  Net income (loss).........................................   $   (.69)   $  (.77)         $  (5.07)
                                                               --------    --------         --------
Diluted earnings (loss) per common share:
  Continuing operations.....................................   $   (.69)   $  (.77)         $  (5.07)
  Cumulative effect of the change in accounting principle,
    net.....................................................         --         --                --
                                                               --------    --------         --------
  Net income (loss).........................................   $   (.69)   $  (.77)         $  (5.07)
                                                               --------    --------         --------

                                                         FIRST QUARTER 2001(a)   Second Quarter 2001(a)
                                                         ---------------------   ----------------------
Revenues, net..........................................         $43,880                 $41,021
Gross profit...........................................          12,116                   9,762
Preferred stock dividend requirements..................              20                      12
Net income available to common stockholders............           3,778                   2,113
Basic earnings per common share........................         $   .23                 $   .13
Diluted earnings per common share......................         $   .22                 $   .12

                                                        THIRD QUARTER 2001(a)   Fourth Quarter 2001(a)
                                                        ---------------------   ----------------------
Revenues, net.........................................         $37,669                 $39,923
Gross profit..........................................           8,240                  10,177
Preferred stock dividend requirements.................               3                       2
Net income available to common stockholders...........             540                   2,534
Basic earnings per common share.......................         $   .03                 $   .15
Diluted earnings per common share.....................         $   .03                 $   .14

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 10, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
Part IV, Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2002.

                            CARRIAGE SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                     CHARGED TO                              BALANCE
                                           BEGINNING   ACQUISITION   COSTS AND                                 END
DESCRIPTION                                 OF YEAR     RESERVES      EXPENSES    DIVESTITURES   DEDUCTION   OF YEAR
-----------                                ---------   -----------   ----------   ------------   ---------   --------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for bad debts and contract
    cancellations........................   $3,435       $4,647        $3,977                     $6,001      $6,058
  Litigation reserves....................   $2,430                                                $2,250      $  180
  Environmental remediation reserves.....   $  450       $   85                                               $  535

YEAR ENDED DECEMBER 31, 2000:
  Allowance for bad debts and contract
    cancellations........................   $6,058       $1,543        $4,665         $237        $7,457      $4,572
  Litigation reserves....................   $  180                                                            $  180
  Environmental remediation reserves.....   $  535                                                $   10      $  525
  Employee Severance accruals............                              $5,371                     $1,577      $3,794
  Office closing and other Fresh Start
    accruals.............................                              $4,988                     $1,315      $3,673

YEAR ENDED DECEMBER 31, 2001:
  Allowance for bad debts and contract
    cancellations........................   $4,572                     $4,030         $100        $4,987      $3,515
  Litigation reserves....................   $  180                                                $  154      $   26
  Environmental remediation reserves.....   $  525                                                $    2      $  523
  Employee severance accruals............   $3,794                                                $1,430      $2,364
  Office closing and other Fresh Start
    accruals.............................   $3,673                                                $1,686      $1,987