Form 10-Q
period 2002-03-31
CARRIAGE SERVICES INC
filed 2002-05-14
CIK 1016281

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	76-0423828 (I.R.S. Employer Identification No.)
1900 Saint James Place, 4th Floor, Houston, TX (Address of principal executive offices)	77056 (Zip Code)

Registrant's telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Class A Common Stock, $.01 Par Value (Title Of Class)	New York Stock Exchange (Name of Exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the Registrant's Class A Common Stock, $.01 par value per share, outstanding as of April 30, 2002 was 16,941,292.

CARRIAGE SERVICES, INC.
INDEX

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,744	$3,226
Accounts receivable—
Trade, net of allowance for doubtful accounts of $3,515 in 2001 and $3,722 in 2002	15,660	15,640
Other	773	776

	16,433	16,416
Assets held for sale, net	2,287	2,158
Inventories and other current assets	6,983	7,101

Total current assets	28,447	28,901

Property, plant and equipment, at cost, net of accumulated depreciation of $24,176 in 2001 and $25,695 in 2002	114,217	111,622
Cemetery property, at cost	61,630	63,927
Goodwill	160,576	162,564
Deferred charges and other non-current assets	49,159	63,220
Preneed funeral contracts	219,975	228,461
Preneed cemetery merchandise and service trust funds	38,108	45,727

Total assets	$672,112	$704,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,551	$24,760
Current portion of long-term debt and obligations under capital leases	2,488	2,469

Total current liabilities	29,039	27,229
Deferred cemetery revenue and preneed liabilities	89,894	99,493
Deferred preneed funeral contracts revenue	227,658	237,879
Long-term debt, net of current portion	148,508	150,925
Obligations under capital leases, net of current portion	5,093	5,084

Total liabilities	500,267	520,610

Commitments and contingencies
Minority interest in consolidated subsidiary	209	440
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,058	90,092
Stockholders' equity:
Class A Common Stock, $.01 par value; 40,000,000 shares authorized; 16,811,000 and 16,913,000 issued and outstanding at December 31, 2001 and March 31, 2002, respectively	168	169
Contributed capital	189,449	184,381
Retained deficit	(107,193)	(90,633)
Unrealized loss on interest rate swaps, net of tax benefit	(846)	(637)

Total stockholders' equity	81,578	93,280

Total liabilities and stockholders' equity	$672,112	$704,422

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2001	2002
Revenues, net:
Funeral	$34,887	$32,707
Cemetery	8,978	8,215

	43,865	40,922
Costs and expenses:
Funeral	24,847	21,024
Cemetery	6,877	6,514

	31,724	27,538

Gross profit	12,141	13,384
General and administrative expenses	2,050	2,527

Operating income	10,091	10,857
Interest expense, net	3,669	3,103
Financing costs of company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	1,674	1,674

Total interest and financing costs	5,343	4,777
Income before income taxes	4,748	6,080
Provision (benefit) for income taxes	950	(10,480)

Net income	3,798	16,560
Preferred stock dividends	20	—

Net income available for common stockholders	$3,778	$16,560

Basic earnings per share	$.23	$.98

Diluted earnings per share	$.22	$.95

Weighted average number of common and common equivalent shares outstanding:
Basic	16,511	16,894

Diluted	17,368	17,429

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	For the three months ended March 31,
	2001	2002
Net income	$3,798	$16,560
Other comprehensive income (loss):
Cumulative effect on prior years of the change in accounting principle, net of income tax benefit of $1	1	—
Unrealized gain (loss) on interest rate swaps arising during period	(629)	178
Amortization of accumulated unrealized loss	—	83
Related income tax (provision) benefit	126	(52)

Total other comprehensive income (loss)	$(502)	$209

Comprehensive income	$3,296	$16,769

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$3,798	$16,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,546	1,643
Amortization	2,699	952
Provision for losses on accounts receivable	1,185	588
Deferred income taxes (benefit)	1,430	(11,907)
Other	—	(20)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	660	1,016
(Increase) decrease in inventories and other current assets	3,205	(841)
(Increase) in deferred charges and other	(17)	(61)
(Increase) in preneed funeral and cemetery costs	(958)	(864)
(Increase) in preneed cemetery trust funds	(2,890)	(1,075)
(Decrease) in accounts payable and accrued liabilities	(3,283)	(1,988)
Income tax (payments) refunds, net	729	(49)
Increase (decrease) in deferred revenue and preneed liabilities	(213)	1,504

Net cash provided by operating activities	7,891	5,458
Cash flows from investing activities:
Proceeds from sales of businesses	6,224	67
Costs incurred for divested businesses	—	(110)
Sale of minority interest in subsidiary	200	200
Acquisitions	(212)	(1,040)
Capital expenditures	(1,388)	(1,398)

Net cash provided by (used in) investing activities	4,824	(2,281)
Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(7,000)	6,000
Payments on long-term debt and obligations under capital leases	(3,866)	(3,628)
Proceeds from issuance of common stock	—	222
Payment of contingent stock price guarantees	—	(5,289)
Payment of preferred stock dividends	(20)	—

Net cash used in financing activities	(10,886)	(2,695)
Net increase in cash and cash equivalents	1,829	482
Cash and cash equivalents at beginning of period	3,210	2,744

Cash and cash equivalents at end of period	$5,039	$3,226

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$6,214	$6,811

Cash paid for income taxes	$—	$156

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

  (a)
  The Company

        Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of March 31, 2002, the Company owned and operated 147 funeral homes and 30 cemeteries in 29 states.

  (b)
  Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  (c)
  Interim Condensed Disclosures

        The information for the three month periods ended March 31, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction therewith. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

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

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements.

        The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. Had the adoption of SFAS No. 142 occurred at the beginning of the previous year, net income before taxes, net income and diluted earnings per share would have been $5,920,000, $4,736,000 and $0.27, respectively from the proforma elimination of the amortization of goodwill. The proforma net income and diluted earnings per share are calculated using the 20 percent tax rate reported in 2001. See Management's Discussion and Analysis of Financial Condition and Results of Operations for proforma disclosure of this accounting change and the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home business by region) to the carrying value of the reporting units, and no impairment was required to be recorded at the implementation date of the new accounting standard. Goodwill acquired during the three months ended March 31, 2002, totaled $1,040,000 which were performance-based contingent consideration payments on a prior year acquisition.

  (b)
  Impairment of Long-Lived Assets

        In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of the first quarter of 2002 which had no effect on the Company's financial position or results of operations.

3. MAJOR SEGMENTS OF BUSINESS

        Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated
External revenues:
Three months ended March 31, 2002	$32,707	$8,215	—	$40,922
Three months ended March 31, 2001	34,887	8,978	—	43,865
Net income
Three months ended March 31, 2002	$7,125	$1,026	$8,409	$16,560
Three months ended March 31, 2001	8,011	1,682	(5,895)	3,798
Total assets:
March 31, 2002	$523,876	$164,923	$15,623	$704,422
December 31, 2001	515,919	152,667	3,526	672,112

(1)
Net income for the three months ended March 31, 2002 and the change in total assets assigned to Corporate is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 4.

4. INCOME TAXES

        For 2001, the Company had an effective book tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the sizeable tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty at the time, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a special one-time tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which substantially eliminated all of the valuation allowance. The Company estimates that its effective tax rate will be 38.5 percent for book purposes in 2002. Had the Company also used the 38.5 percent tax rate for the first quarter of 2001, net income would have been $878,000, or $0.05 per diluted share, lower for that period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Carriage is a leading provider of death care services and products in the United States. Our historical focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions (although this activity was curtailed significantly beginning in 1999). That focus has resulted in high standards of service, operational performance, and an infrastructure containing measurement and management systems. In 2000, the operating strategy was dramatically shifted to focus upon increasing operating cash flow. In November 2000, we launched a two-year multi-faceted, restructuring program, called "Fresh-Start", which was designed to increase financial and operating performance, improve cash flow, reduce debt, and assist Carriage in fulfilling our mission of being the highest quality funeral and cemetery service organization in the industry. Beginning with the fourth quarter of 2000, we have been focused on executing elements of Fresh Start.

        The goals of Fresh Start are restoring credibility to our operating and consolidation model, increasing and better aligning our earnings and cash flow, restoring market credibility to our balance sheet; reducing our debt; and re-accessing the capital markets.

        The principal elements of Fresh Start include downsizing our corporate organization; changing our operating leadership; changing our preneed funeral organizational strategy; stratifying by performance our funeral and cemetery portfolios; implementing action plans to improve underperforming businesses; disposing of some underperforming businesses; adjusting the carrying basis of other underperforming businesses; and modifying financial covenants with lenders to facilitate execution of Fresh Start. Most of the elements of Fresh Start have been accomplished and we are seeing the benefits of these actions in our operating results.

        Net income totaled $16.6 million in the first quarter of 2002, or $0.95 per diluted share. Excluding a $12.8 million, or $0.73 per share special tax benefit, net income was $3.8 million, or $0.22 per diluted share, which equaled net income in the first quarter of 2001. Two significant accounting events occurred during the first quarter of 2002, the elimination of goodwill amortization in connection with the implementation of SFAS No. 142 which totaled $1,172,000 in the first quarter of 2001, and the change in the Company's tax rate from 20 percent to 38.5 percent. Had those two events occurred at the beginning of 2001, net income and diluted earnings per share would have totaled $3.6 million and $0.21, respectively, for the first quarter of 2001.

        The full year impact to diluted earnings per share, by quarter, for 2001 of these two events would have been as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
2001 results as previously reported	$0.22	$0.12	$0.03	$0.14	$0.51
Proforma adjustment of tax rate from 20% to 38.5%	(0.05)	(0.03)	(0.01)	(0.03)	(0.12)
Proforma elimination of goodwill amortization	0.04	0.04	0.04	0.04	0.16

Proforma 2001	$0.21	$0.13	$0.06	$0.15	$0.55

        Income from operations, which we define as earnings before interest and income taxes, increased as a percentage of net revenues, from 23.0% for the first quarter of 2001 to 26.5% for the first quarter of 2002. This improvement was largely due to the elimination of amortization of goodwill for the first quarter of 2002 and the improved operating performance that resulted from Fresh Start initiatives. Revenues from funeral homes decreased 6.2% and revenues from cemeteries decreased 8.5% in the first quarter of 2002 compared to the same period in 2001 as a result of the sale or closing of 24 funeral homes and eight cemeteries during 2001, lower preneed insurance commission revenue and lower cemetery preneed revenues. Gross margins for the funeral homes increased from 28.8% in the first quarter of 2001 to 35.7% in the first quarter of 2002. As a percentage of cemetery net revenues, cemetery gross margin was 20.7% in the first quarter of 2002 compared to 23.4% in the first quarter of 2001.

RESULTS OF OPERATIONS

        The following is a discussion of the Company's results of operations for the three months ended March 31, 2001 and 2002. For purposes of this discussion, the Company's funeral home businesses are in three groups, as a result of the stratification of our funeral homes. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". Additionally, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "same-store" or "existing operations".

        Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2002.

Three months ended March 31, 2001 compared to three months ended March 31, 2002
(dollars in thousands)

	Three months ended March 31,		Change
	2001	2002	Amount	Percent
Net location same-store revenues:
Core	$20,877	$21,347	$470	2.3%
Underperforming	9,692	9,730	38	0.4%
Targeted for sale	1,167	1,137	(30)	(2.6)%

Total same-store revenue	$31,736	$32,214	$478	1.5%
Acquired, sold or discontinued	1,849	61	(1788)	*
Preneed insurance commissions revenue	1,302	432	(870)	(66.8)%

Total net revenues	$34,887	$32,707	$(2,180)	(6.2)%

Gross profit:
Core	$6,007	$7,987	$1980	33.0%
Underperforming	2,325	3,048	723	31.1%
Targeted for sale	182	219	37	20.3%

Total same-store gross profit	$8,514	$11,254	2,740	32.2%
Acquired, sold or discontinued	224	(3)	(227)	*
Preneed insurance commissions revenue	1,302	432	(870)	(66.8)%

Total gross profit	$10,040	$11,683	$1,643	16.4%

*
Not meaningful.

        Funeral same-store revenues for the three months ended March 31, 2002 increased 1.5% when compared to the three months ended March 31, 2001, as we experienced a decrease of 1.5% in the number of services and an increase of 3.0% in the average revenue per service for those existing operations. We believe that decrease in the number of funeral home services was primarily related to the decrease in the national mortality rate that was reported for the first quarter. We were able to leverage the higher average revenue per funeral this year into greater profitability because of our focus on reducing costs. The number of funeral services decreased 1.4% for the core group in comparing the first quarter of 2002 to the first quarter of 2001, while the average revenue per service for those existing locations increased 3.7% in comparing those same periods. The number of funeral services for the underperforming group decreased 2.5% while the average revenue per service increased 2.9% in comparing the first quarter 2002 to the first quarter of 2001. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $0.4 million for the three months of 2002, as compared to $1.3 million for the three months ended March 31, 2001. The decrease in commission revenues is due primarily to first quarter 2001 nonrecurring commissions on rollover transactions. Additionally and because of a shift in the

Company's preneed marketing strategy, we expect a decrease of $2.2 million in preneed insurance revenue and funeral gross profit in comparing the full year 2001 to the full year 2002 equal to $0.08 per diluted share.

        Total funeral same-store gross profit for the three months ended March 31, 2002 increased $2.7 million or 32.2% from the comparable three months of 2001. The higher gross profit is due to the combination of the elimination of goodwill amortization which totaled $1,136,000 during the three months ended March 31, 2001 and to the improvement in our funeral EBITDA margins.

        Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2002.

Three months ended March 31, 2001 compared to three months ended March 31, 2002
(dollars in thousands)

	Three months ended March 31,		Change
	2001	2002	Amount	Percent
Total same-store revenue	$8,693	$8,215	$(478)	(5.5)%
Acquired or sold	285	—	(285)	*

Total net revenues	$8,978	$8,215	$(763)	(8.5)%

Total same-store gross profit	$2,095	$1,683	$(412)	(19.7)%
Acquired or sold	6	18	12	*

Total gross profit	$2,101	$1,701	$(400)	(19.0)%

*
Not meaningful.

        Cemetery same-store net revenues for the three months ended March 31, 2002 decreased $0.5 million over the three months ended March 31, 2002, and cemetery same-store gross profit decreased $0.4 million over the comparable three months of 2001. The lower same-store net revenues resulted primarily from lower preneed property sales and deliveries of merchandise and services. In consequence, this also resulted in a slight decline in same-store gross profit. Total gross margin decreased from 23.4% for the three months ended March 31, 2001 to 20.7% for the three months ended March 31, 2002.

        Other. General and administrative expenses for the quarter ended March 31, 2002 increased $0.5 million as compared to the first quarter of 2001. These expenses, as a percentage of net revenues, increased from 23.0% to 26.5% due to additional insurance costs totaling $0.5 million.

        Interest expense and other financing costs for the three months ended March 31, 2002 decreased by $566,000 compared to the first quarter of 2001 primarily because the Company's total debt decreased by approximately $25 million from the first quarter of 2001 to the first quarter of 2002.

        Income Taxes. The following table sets forth the components of the provision (benefit) of income taxes of the Company for the three months ended March 31, 2001 compared to the three months ended March 31, 2002.

	Three months ended March 31, 2001		Three months ended March 31, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$950	20%	$2,320	38.15%
Reduction of deferred tax asset valuation allowance	—	—	(12,800)	(210.5)%

Total provision (benefit) for income taxes	$950	20%	$(10,480)	(172.4)%

        For 2001, Carriage had an effective book tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the sizeable tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty at the time, Carriage recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 Carriage recorded a special one-time tax benefit in the amount of $12.8 million. The Company estimates that its effective tax rate will be 38.5 percent for book purposes in 2002. Had the Company used the 38.5 percent tax rate also for the first quarter of 2001, net income as reported in 2001 would have been $878,000, or $0.05 per diluted share, lower for that period. Had the Company used the 38.5 percent tax rate for the full year 2001, net income as reported in 2001 would have been $2,081,000, or $0.12 per diluted share, lower for the year.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $3.2 million at March 31, 2002, representing an increase of $0.5 million from December 31, 2001. For the three months ended March 31, 2002, cash provided by operations was $5.5 million as compared to $7.9 million for the three months ended March 31, 2001. The decrease in cash provided by operations was primarily due to $2.2 million in higher than normal trust withdrawals received in 2001 and $0.7 million in tax refunds received in 2001. Cash used in investing activities was $2.3 million for the three months ended March 31, 2002 compared to cash provided in the amount of $4.8 million for the first three months of 2001, the change being primarily due to the proceeds from the sale of businesses during the first quarter 2001 in the amount of $6.2 million.

        The Company's debt and other sources of capital include $99.3 million in senior debt notes, a $100 million revolving line of credit and $22.2 million in acquisition indebtedness and capital lease obligations at March 31, 2002. Our total debt outstanding rose $2 million in the first quarter to $159.5 million primarily due to a $5.3 million payment on our last outstanding contingent stock guarantees arising from prior acquisitions and a $4.1 million semi-annual interest payment on $99 million of senior debt notes.

        The $99.3 million in senior debt notes are unsecured, mature in tranches of $22.9 million in 2004, $54.1 million in 2006 and $22.3 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

        Carriage has a credit facility with a group of banks for a $100 million revolving line of credit. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. As of March 31, 2002, $38 million was outstanding under the credit facility and the Company's debt to total capitalization was 46.5 percent.

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

ACCOUNTING CHANGES

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. Had the adoption of SFAS No. 142 occurred at the beginning of the previous year, net income before taxes, net income and diluted earnings per share would have been $$5,920,000, $4,736,000 and $0.27, respectively, from the proforma elimination of the amortization of goodwill. The proforma net income and diluted earnings per share are calculated using the 20 percent tax rate reported in 2001. See Management's Discussion and Analysis of Financial Condition and Results of Operations for proforma disclosure of this accounting change and the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units, and no impairment was required to be reported at the implementation date of the new accounting standard. Goodwill acquired during the three months ended March 31, 2002, totaled $1,040,000.

        In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of the first quarter of 2002 which had no effect on the Company's financial position or results of operations.

SEASONALITY

        The Company's business can be affected by seasonal fluctuations in the death rate. Generally, death rates are higher during the winter months.

INFLATION

        Inflation has not had a significant impact on the results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

        There has been no material change in the Company's position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company's 2001 Form 10-K.

PART II—OTHER INFORMATION

Item 5. Other Information

Forward-Looking Statements

        In addition to historical information, this Quarterly Report contains forward-looking statements made by the management of Carriage Services, Inc. (the "Company" or "Carriage"). Such statements are typically identified by terms expressing future expectations or goals. These forward-looking statements, although made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include Carriage's inability to sell businesses and properties held for sale for their carrying value, to maintain or increase free cash flow from operations, or to achieve internal growth from our businesses; adverse changes in economic and financial market conditions, including declining stock prices, increasing interest rates, and restricted credit availability; lower death rates; changing consumer preferences; competition in our markets; Carriage's inability to maintain operating ratios within the limits set forth within our financing arrangements; and changes in government regulation of the death care industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision of these forward-looking statements. Readers should carefully review the Cautionary Statements described in this and other documents we file from time to time with the Securities and Exchange Commission, including Annual Reports on Form 10-K and Current Reports on Form 8-K filed by Carriage throughout 2002.

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

        (2) Achieving the Company's revenue goals also is affected by the volume and prices of the products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are believed to be achievable, but the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, but in certain markets prices could be lowered to protect market share. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the capabilities of the local operating staff, the local economy, the local death rate, competition and changes in consumer preferences, including cremations.

        (3) Revenue also is affected by the level of preneed sales in both current and prior periods. The level of preneed sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, changes in consumer spending preferences, as well as changes in marketing approach, commission practices and contractual terms. Future revenue will also be affected by the Company's decision in the latter half of 2000 to eliminate its national preneed sales and marketing organization and to manage future preneed activities at the local business level.

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

  (i)
  Changes in accounting policies and practices required by generally accepted accounting principles or the Securities and Exchange Commission, such as write-downs to the asset carrying values for goodwill and other long-lived assets.

        The Company also cautions readers that it assumes no obligation to update or publicly release any revisions to forward-looking statements made herein or any other forward-looking statements made by, or on behalf of, the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        11.1 — Statement regarding computation of per share earnings

        12  — Computation of Ratio of Earnings to Fixed Charges

(b)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
May 14, 2002 Date	/s/ THOMAS C. LIVENGOOD Thomas C. Livengood, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)