Form 10-Q
period 2002-06-30
CARRIAGE SERVICES INC
filed 2002-08-13
CIK 1016281

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of August 7, 2002 was 16,978,815.

CARRIAGE SERVICES, INC.

INDEX

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,744	$2,590
Accounts receivable—
Trade, net of allowance for doubtful accounts of $3,515 in 2001 and $3,475 in 2002	15,660	14,669
Other	773	756

	16,433	15,425
Assets held for sale, net	2,287	3,297
Inventories and other current assets	6,983	6,254

Total current assets	28,447	27,566

Property, plant and equipment, at cost, net of accumulated depreciation of $24,176 in 2001 and $27,261 in 2002	114,217	112,320
Cemetery property, at cost	61,630	63,903
Goodwill	160,576	161,672
Deferred charges and other non-current assets	49,159	60,942
Preneed funeral contracts	219,975	231,098
Preneed cemetery merchandise and service trust funds	40,078	46,380

Total assets	$674,082	$703,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,965	$24,166
Current portion of long-term debt and obligations under capital leases	2,488	2,512

Total current liabilities	29,453	26,678
Deferred cemetery revenue and preneed liabilities	89,803	99,686
Deferred preneed funeral contracts revenue	229,380	240,231
Long-term debt, net of current portion	148,508	146,752
Obligations under capital leases, net of current portion	5,093	5,069

Total liabilities	502,237	518,416

Commitments and contingencies
Minority interest in consolidated subsidiary	209	400
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,058	90,125
Stockholders' equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 16,948,790 issued and outstanding at June 30, 2002	—	170
Class A Common Stock, $.01 par value; 40,000,000 shares authorized; 16,811,000 issued and outstanding at December 31, 2001	168	—
Contributed capital	189,449	184,517
Retained deficit	(107,193)	(89,156)
Unrealized loss on interest rate swaps, net of tax benefit	(846)	(591)

Total stockholders' equity	81,578	94,940

Total liabilities and stockholders' equity	$674,082	$703,881

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2002	2001	2002
Revenues, net
Funeral	$31,148	$28,832	$66,035	$61,539
Cemetery	9,873	9,018	18,851	17,233

	41,021	37,850	84,886	78,772
Costs and expenses
Funeral	23,811	21,544	48,657	42,568
Cemetery	7,448	6,618	14,326	13,132

	31,259	28,162	62,983	55,700

Gross profit	9,762	9,688	21,903	23,072
General and administrative expenses	2,179	2,329	4,229	4,856

Operating income	7,583	7,359	17,674	18,216
Interest expense, net	3,286	3,246	6,989	6,349
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,641	1,674	3,282	3,348

Total interest and financing costs	4,927	4,920	10,271	9,697

Income before income taxes	2,656	2,439	7,403	8,519
Provision (benefit) for income taxes	531	962	1,481	(9,518)

Net income	2,125	1,477	5,922	18,037
Preferred stock dividends	12	—	32	—

Net income available to common stockholders	$2,113	$1,477	$5,890	$18,037

Basic earnings per common share	$0.13	$0.09	$0.36	$1.07

Diluted earnings per common share	$0.12	$0.08	$0.34	$1.03

Weighted average number of common and common equivalent shares outstanding:
Basic	16,592	16,942	16,549	16,918

Diluted	17,651	17,458	17,525	17,458

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	For the six months ended June 30,
	2001	2002
Net income	$5,922	$18,037
Other comprehensive income (loss):
Cumulative effect on prior years of the change in accounting principle, net of income tax benefit of $1	1	—
Unrealized gain (loss) on interest rate swaps arising during period	(633)	153
Amortization of accumulated unrealized loss	—	166
Related income tax (provision) benefit	127	(64)

Total other comprehensive income (loss)	$(505)	$255

Comprehensive income	$5,417	$18,292

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net income	$5,922	$18,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,152	3,264
Amortization	5,448	2,065
Provision for losses on accounts receivable	1,612	765
Deferred income taxes (benefit)	2,495	(9,957)
Other	—	120
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	3,007	2,060
Decrease in inventories and other current assets	1,767	593
(Increase) in deferred charges and other	(141)	(201)
(Increase) in preneed funeral and cemetery costs	(2,155)	(1,844)
(Increase) in preneed cemetery trust funds	(4,931)	(1,325)
(Decrease) in accounts payable and accrued liabilities	(1,609)	(2,992)
Income tax (payments) refunds, net	—	(71)
Increase in deferred revenue and preneed liabilities	1,949	1,539

Net cash provided by operating activities	16,516	12,053
Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	7,109	107
Sale of minority interest in subsidiary	200	200
Acquisitions	(212)	(2,159)
Capital expenditures	(3,050)	(3,483)

Net cash provided by (used in) investing activities	4,047	(5,335)
Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(6,000)	2,300
Payments on long-term debt and obligations under capital leases	(10,450)	(4,202)
Proceeds from issuance of common stock	119	319
Payment of contingent stock price guarantees	(4,935)	(5,289)
Payment of preferred stock dividends	(32)	—

Net cash used in financing activities	(21,298)	(6,872)
Net decrease in cash and cash equivalents	(735)	(154)
Cash and cash equivalents at beginning of period	3,210	2,744

Cash and cash equivalents at end of period	$2,475	$2,590

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$9,012	$9,476

Cash paid for income taxes	$26	$198

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

  (a)
  The Company

        Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of June 30, 2002, the Company owned and operated 149 funeral homes and 30 cemeteries in 29 states.

  (b)
  Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  (c)
  Interim Condensed Disclosures

        The information for the three and six month periods ended June 30, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction therewith. Certain amounts in the December 31, 2001 consolidated balance sheet have been classified differently than in the consolidated balance sheet included in our annual report on Form 10-K and on the Form 10-Q for the quarter ended March 31, 2002. Additionally, preneed funeral and cemetery costs have been reclassified from investing activities to operating activities in the June 30, 2001 consolidated statement of cash flows to conform to current year presentation.

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

        The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. Had the adoption of SFAS No. 142 occurred at the beginning of the previous year, the results would have been as follows (in thousands, except per share amounts):

	For the three months ended June 30, 2001	For the six months ended June 30, 2001
Net income before taxes	$3,750	$9,669
Net income	3,000	7,735
Diluted earnings per share	$0.17	$0.44

        See Management's Discussion and Analysis of Financial Condition and Results of Operations for proforma disclosure of this accounting change which additionally incorporates the impact of the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home business by region) to the carrying value of the reporting units, and no impairment was recorded at the implementation date of the new accounting standard. Goodwill acquired during the six months ended June 30, 2002, included $1.0 million for performance-based contingent consideration payments on a prior year acquisition and $0.9 million for a funeral home acquisition in the second quarter of 2002.

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

3. MAJOR SEGMENTS OF BUSINESS

        Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated
External revenues:
Six months ended June 30, 2002	$61,539	$17,233	—	$78,722
Six months ended June 30, 2001	66,035	18,851	—	84,886
Net income
Six months ended June 30, 2002	$11,502	$2,495	$4,040	$18,037
Six months ended June 30, 2001	5,980	1,795	(1,853)	5,922
Total assets:
June 30, 2002	$523,877	$163,773	$16,231	$703,881
December 31, 2001	517,889	152,639	3,554	674,082

(1)
Net income for the six months ended June 30, 2002 and the change in total assets assigned to Corporate is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 4.

4. INCOME TAXES

        For 2001, the Company had an effective financial statement tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the sizeable tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty at the time, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a special one-time tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated substantially all of the valuation allowance. The Company estimates that its effective tax rate will be 38.5 percent for financial statement purposes in 2002. Had the Company also used the 38.5 percent tax rate for the six months ended June 30, 2001, net income for that period, excluding the effect of the change in accounting for goodwill amortization discussed in Note 2, would have been lower by $1,370,000 or $0.08 per diluted share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Carriage is a leading provider of death care services and products in the United States. Our historical focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions (although this activity was curtailed significantly beginning in 1999). That focus has resulted in high standards of service, operational performance, and an infrastructure containing measurement and management systems. In 2000, the operating strategy was dramatically shifted to focus upon increasing operating cash flow. In November 2000, we launched a multi-faceted, restructuring program, called "Fresh-Start", which was designed to increase financial and operating performance, improve cash flow, reduce debt, and assist Carriage in fulfilling our mission of being the highest quality funeral and cemetery service organization in the industry. Beginning with the fourth quarter of 2000, we have been focused on executing elements of Fresh Start.

        The goals of Fresh Start were and remain restoring credibility to our operating and consolidation model, increasing and better aligning our earnings and cash flow, restoring market credibility to our balance sheet, reducing our debt, and re-accessing the capital markets.

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

        Net income totaled $18.0 million in the first six months of 2002, or $1.03 per diluted share. Excluding a $12.8 million, or $0.73 per share special tax benefit, net income was $5.2 million, or $0.30 per diluted share. Two significant accounting events occurred during the six months ended June 30, 2002: the elimination of goodwill amortization in connection with the implementation of SFAS No.142, which totaled $2.3 million in the first six months of 2001, and the change in the Company's tax rate from 20 percent to 38.5 percent. Had those two events occurred at the beginning of 2001, net income and diluted earnings per share would have totaled $5.9 million and $0.34, respectively, for the first six months of 2001.

        The full year impact to diluted earnings per share, by quarter, for 2001 of these two events would have been as follows:

	Diluted Earnings per Share
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
2001 results as previously reported	$0.22	$0.12	$0.03	$0.14	$0.51
Adjustment of tax rate from 20% to 38.5%	(0.05)	(0.03)	(0.01)	(0.03)	(0.12)
Proforma elimination of goodwill amortization	0.04	0.04	0.04	0.04	0.16

Adjusted 2001	$0.21	$0.13	$0.06	$0.15	$0.55

        Income from operations, which we define as earnings before interest and income taxes, increased as a percentage of net revenues, from 18.5% for the second quarter of 2001 to 19.4% for the second quarter of 2002 and from 20.8% for the six months ended June 30, 2001 to 23.1% for the six months ended June 30, 2002. This improvement was primarily due to the elimination of amortization for goodwill beginning January 1, 2002. Revenues from funeral homes decreased 7.4% and revenues from cemeteries decreased 8.7% in the second quarter of 2002 compared to the same period in 2001 as a result of the sale or closing of 24 funeral homes and eight cemeteries during 2001, a decline in same-store revenues period to period, lower preneed insurance commission revenue and lower cemetery preneed property sales. Gross margins for the funeral homes increased from 23.6% in the second quarter of 2001 to 25.3% in the second quarter of 2002. As a percentage of cemetery net revenues, cemetery gross margin was 26.6% in the second quarter of 2002 compared to 24.6% in the second quarter of 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with generally accepted accounting principles. Our significant accounting policies are summarized in Note 1 to the consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

        We record the sales of funeral merchandise and services upon performance of the funeral service. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, "Accounting for Sales of Real Estate". This method provides for the recognition of revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

        Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on our historical experience. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.

Preneed Funeral Contracts & Deferred Preneed Funeral Contracts Revenue

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

Deferred Obtaining Costs

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts. Effective October 1, 2001, we changed the pattern of the periods over which the costs are recognized to more closely track actuarial statistics, provided by a third party administrator, based on the actual contracts we hold. The effect of this change was to reduce expense in the fourth quarter of 2001 by approximately $0.5 million from that which would have been recorded using the prior methodology.

Goodwill and Other Intangible Assets

        The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SAFS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each region at the Company's weighted average cost of capital less debt allocable to the region. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs and the Company's cost of capital. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value. No impairments were recorded during the six months ended June 30, 2002.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, "Accounting for Income Taxes.

        For 2001, the Company had an effective financial statement tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the sizeable tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty at the time, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a special one-time tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated substantially all of the valuation allowance. The Company estimates that its effective tax rate will be 38.5 percent for financial statement purposes in 2002. Had the Company also used the 38.5 percent tax rate for the six months ended June 30, 2001, net income for that period, excluding the effect of the change in accounting for goodwill amortization discussed in Note 2, would have been lower by $1,370,000 or $0.08 per diluted share.

RESULTS OF OPERATIONS

        The following is a discussion of the Company's results of operations for the three and six month periods ended June 30, 2001 and 2002. For purposes of the revenue discussion, the Company's funeral home businesses are in three groups, as a result of the stratification of our funeral homes. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". Currently none of the cemetery businesses are stratified into these categories and none of the cemeteries are currently held for sale. Additionally, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "same-store" or "existing operations".

Funeral Home Segment. The following table sets forth certain information regarding the net revenues, field EBITDA (earnings before interest, taxes, depreciation and amortization) and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002. Field EBITDA differs from gross profit in that it excludes preneed insurance commissions revenue, corporate overhead allocations and depreciation and amortization.

Three months ended June 30, 2001 compared to three months ended June 30, 2002
(dollars in thousands)

	Three months ended June 30,		Change
	2001	2002	Amount	Percent
Net location same-store revenues:
Core	$19,315	$18,717	$(598)	(3.1)%
Underperforming	8,856	8,560	(296)	(3.3)%
Targeted for sale	984	960	(24)	(2.4)%

Total same-store revenue	$29,155	$28,237	$(918)	(3.1)%
Acquired, sold or discontinued	1,007	181	(826)	*
Preneed insurance commissions revenue	986	414	(572)	(58.0)%

Total net revenues	$31,148	$28,832	$(2,316)	(7.4)%

Field EBITDA	$10,841	$9,350	$(1,491)	(13.8)%

Field EBITDA margin	35.9%	32.9%	(3.0)%	(8.4)%
Gross profit:
Same-store	$6,317	$6,825	$508	8.1%
Acquired, sold or discontinued	34	49	15	*
Preneed insurance commissions revenue	986	414	(572)	(58.0)%

Total gross profit	$7,337	$7,288	$(49)	(0.7)%

*not meaningful

Six months ended June 30, 2001 compared to six months ended June 30, 2002
(dollars in thousands)

	Six months ended June 30,		Change
	2001	2002	Amount	Percent
Net location same-store revenues:
Core	$40,192	$40,063	$(129)	(0.3)%
Underperforming	18,548	18,290	(258)	(1.4)%
Targeted for sale	2,151	2,098	(53)	(2.5)%

Total same-store revenue	$60,891	$60,451	$(440)	(0.7)%
Acquired, sold or discontinued	2,856	243	(2,613)	*
Preneed insurance commissions revenue	2,288	845	(1,443)	(63.0)%

Total net revenues	$66,035	$61,539	$(4,496)	(6.8)%

Field EBITDA	$24,052	$22,613	$(1,439)	(6.0)%

Field EBITDA margin	37.7%	37.3%	(0.4)%	(0.1)%
Gross profit:
Same-store	$14,837	$18,077	$3,240	21.8%
Acquired, sold or discontinued	253	48	(205)	*
Preneed insurance commissions revenue	2,288	846	(1,442)	(63.0)%

Total gross profit	$17,378	$18,971	$1,593	9.2%

*not meaningful

        Funeral same-store revenues for the three months ended June 30, 2002 decreased 3.1% when compared to the three months ended June 30, 2001, as we experienced a decrease of 4.8% in the number of services and a increase of 1.7% in the average revenue per service for those existing operations. Our second quarter volume comparison to the second quarter of 2001 proved to be particularly difficult because of an unusually high same store volume increase of 4.7% last year. In addition to lower national mortality rates during the first half of the current year, we are losing market share in some of our businesses and are working on stabilizing such losses. The number of funeral services decreased 3.9% for the core group in comparing the second quarter of 2002 to the second quarter of 2001, while the average revenue per service for those existing locations increased 0.8% in comparing those same periods. The number of funeral services performed by the underperforming group decreased 7.2% while the average revenue per service increased 4.1% in comparing the second quarter 2002 to the second quarter of 2001. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $0.4 million for the three months ended June 30, 2002, as compared to $1.0 million for the three months ended June 30, 2001.

        Total funeral same-store gross profit for the three months ended June 30, 2002 increased $0.5 million or 8.1% from the comparable three months of 2001. The higher gross profit is primarily due to the combination of the elimination of goodwill amortization which totaled $1.1 million during the three months ended June 30, 2001 partially offset by the decrease in our field EBITDA.

        Funeral same-store revenues for the six months ended June 30, 2002 decreased 0.7% when compared to the six months ended June 30, 2001, as we experienced a decrease of 3.0% in the number of services and a increase of 2.3% in the average revenue per service for those existing operations. The number of funeral services decreased 2.6% for the core group in comparing the six months ended June 30, 2002 to the six months ended June 30, 2001, while the average revenue per service for those existing locations increased 2.3% in comparing those same periods. The number of funeral services for the underperforming group decreased 4.7% while the average revenue per service increased 3.5% in comparing the six months ended June 30, 2002 to the six months ended June 30, 2001.

        Total funeral field EBITDA for the six months ended June 30, 2002 decreased $1.4 million or 6.0% from the comparable six month period in the prior year primarily due to the decline in revenue associated with businesses we sold during 2001. However, through strong cost management we were able to produce a strong EBITDA margin for the six months ended June 30, 2002 of 37.3%, consistent with the prior year period.

        Total funeral same-store gross profit for the six months ended June 30, 2002 increased $3.2 million or 21.8% from the comparable six months of 2001 primarily due to the elimination of goodwill amortization which totaled $2.3 million during the six months ended June 30, 2001. The decrease in commission revenues is due primarily to 2001 nonrecurring commissions on rollover transactions. Additionally and because of a shift in the Company's preneed marketing strategy, we expect a decrease of $2.2 million in preneed insurance revenue and funeral gross profit in comparing the full year 2001 to the full year 2002 equal to $0.08 per diluted share.

Cemetery Segment. The following table sets forth certain information regarding the net revenues, field EBITDA and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002.

Three months ended June 30, 2001 compared to three months ended June 30, 2002
(dollars in thousands)

	Three months ended June 30,		Change
	2001	2002	Amount	Percent
Total same-store revenue	$9,740	$9,018	$(722)	(7.4)%
Acquired or sold	133	—	(133)	*

Total net revenues	$9,873	$9,018	$(855)	(8.7)%

Field EBITDA	$4,118	$3,416	$(702)	(17.1)%

Field EBITDA Margin	41.7%	37.9%	(3.8)%	(9.1)%
Total same-store gross profit	$2,411	$2,400	$(11)	(0.5)%
Acquired or sold	14	—	(14)	*

Total gross profit	$2,425	$2,400	$(25)	(1.0)%

*not meaningful

Six months ended June 30, 2001 compared to six months ended June 30,2002
(dollars in thousands)

	Six months ended June 30,		Change
	2001	2002	Amount	Percent
Total same-store revenue	$18,433	$17,233	$(1,200)	(6.5)%
Acquired or sold	418	—	(418)	*

Total net revenues	$18,851	$17,233	$(1,618)	(8.6)%

Field EBITDA	$7,594	$6,765	$(829)	(10.9)%

Field EBITDA margins	40.3%	39.3%	(1.0)%	(2.5)%
Total same-store gross profit	$4,505	$4,080	$(425)	(9.4)%
Acquired or sold	20	21	1	*

Total gross profit	$4,525	$4,101	$(424)	(9.4)%

*not meaningful

        Cemetery same-store net revenues for the three months ended June 30, 2002 decreased $0.7 million over the three months ended June 30, 2002, and cemetery same-store gross profit decreased negligibly over the comparable three months of 2001. The lower same-store net revenues resulted primarily from lower preneed property sales and deliveries of merchandise and services. In consequence, this resulted in a similar decline in field EBITDA. Total gross margin increased from 24.6% for the three months ended June 30, 2001 to 26.6% for the three months ended June 30, 2002. Gross margin in the prior year included an employment termination charge of $120,000 and the current year period benefited by the lower bad debt experience.

        Cemetery same-store net revenues for the six months ended June 30, 2002 decreased $1.2 million over the six months ended June 30, 2002, and cemetery same-store gross profit decreased $0.4 million over the comparable six months of 2001. Total gross margin decreased slightly from 24.0% for the six months ended June 30, 2001 to 23.8% for the six months ended June 30, 2002.

Other. General and administrative expenses for the quarter ended June 30, 2002 increased $0.2 million as compared to the first quarter of 2001. These expenses, as a percentage of net revenues, increased from 5.3% to 6.2% primarily due to additional insurance costs and a decline in revenues.

        Interest expense and other financing costs for the three months ended June 30, 2002 declined slightly compared to the first quarter of 2001 primarily because average debt outstanding during the first six months of 2002 was less than the average debt outstanding in the same period for 2001.

Income Taxes. The following table sets forth the components of the provision (benefit) of income taxes of the Company for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2002.

Three months ended June 30, 2001 compared to three months ended June 30, 2002

	Three months ended June 30, 2001		Three months ended June 30, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$531	20%	$962	39.4%
Reduction of deferred tax asset valuation allowance	—	—	—	—

Total provision (benefit) for income taxes	$531	20%	$962	39.4%

Six months ended June 30, 2001 compared to six months ended June 30,2002

	Six months ended June 30, 2001		Six months ended June 30, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$1,481	20%	$3,282	38.5%
Reduction of deferred tax asset valuation allowance	—	—	(12,800)	(150.3)%

Total provision (benefit) for income taxes	$1,481	20%	$(9,518)	(111.8)%

        The Company has a net operating loss carryforward for Federal income tax purposes. Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purpose, we do not expect to pay Federal income taxes in 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $2.6 million at June 30, 2002, representing a decrease of $0.2 million from December 31, 2001. For the six months ended June 30, 2002, cash provided by operations was $12.1 million as compared to $16.5 million for the six months ended June 30, 2001. The higher level of cash provided by operations in the first half of 2001 was primarily due to $2.2 million in tax refunds received in 2001 and catch-up trust withdrawals in the 2001 period that normally would have been withdrawn during the 2000 year. Cash used in investing activities was $5.3 million for the six months ended June 30, 2002 compared to cash provided in the amount of $4.1 million for the first six months of 2001, the change being primarily due to the combination of proceeds from the sale of businesses during the first six months of 2001 in the amount of $7.1 million and uses of cash for an acquisition that closed in the second quarter and an earnout related to an acquisition in a prior year totaling $2.2 million in 2002.

        The ability to generate free cash flow from operations is particularly important as this measures the cash produced by the businesses which may be used to repay indebtedness or make acquisitions. We define free cash flow from operations as cash flow provided by operations less all capital expenditures. For the six months ended June 30, 2002, free cash flow provided by operations was $8.6 million as compared to $13.5 million for the six months ended June 30, 2001. During the first half of 2002, we paid $6.3 million of remaining contingent acquisition obligations, spent $1.1 million on a new acquisition and reduced our debt by $2 million. Our strong free cash flow from operations is a function of consistently high levels of field EBITDA, improved working capital management, and disciplined spending and capital allocation. As we expect no unusual cash outlays for the balance of

2002, our free cash flow during the second half of the year will be dedicated to reducing our debt to our new goal of $150 million.

        The Company's debt at June 30, 2002 totaled $155.4 million, which is $4.1 million less than at the end of the first quarter of 2002, and consisted of $99.3 million in senior debt notes, a $100 million revolving line of credit ($34.3 million outstanding at June 30, 2002) and $21.8 million in acquisition indebtedness and capital lease obligations. The balance sheet category "Assets Held for Sale" is net of debt totaling $1.0 million.

        The $99.3 million in senior debt notes are unsecured, mature in tranches of $22.9 million in 2004, $54.1 million in 2006 and $22.3 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

        The Company has a credit facility with a group of banks for a $100 million revolving line of credit. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. As of June 30, 2002, the Company's debt to total capitalization was 45.6 percent.

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

        On May 7, 2002, stockholders ratified an amendment to the charter of the Company to reclassify the Class A Common Stock as Common Stock and increase the number of authorized shares of Common Stock to 80,000,000.

ACCOUNTING CHANGES

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. See Note 2 to the Consolidated Financial Statements for proforma disclosure of this accounting change and the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units, and no impairment was required to be reported at the implementation date of the new accounting standard.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and its subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect.

        We carry insurance with coverages and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission to Matters to A Vote of Security Holders

        The Company's 2002 annual meeting of stockholders was held on May 7, 2002. All director nominees were elected. The voting tabulation was as follows:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Stuart W. Stedman	14,849,107	393,430
Ronald A. Erickson	14,849,107	393,430

        The terms of the following other directors continue after the meeting: Melvin C. Payne, Greg M. Brudnicki, Vincent D. Foster and Mark F. Wilson.

        The result of the vote to amend the charter of the Company to eliminate all references to the Class B Common Stock, reclassify the Class A Common Stock as Common Stock, increase the number of authorized shares of Common Stock to 80,000,000 and decrease the number of authorized shares of Preferred Stock to 40,000,000 was as follows:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Shares Not Voting
9,612,907	101,019	28,985	5,499,626

        The amendment to the Charter of the Company was ratified by the stockholders.

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

        (2)  Achieving the Company's revenue goals also is affected by the volume and prices of the products and services sold, as well as the mix of products and services sold. The annual sales targets set by the Company are believed to be achievable, but the inability of the Company to achieve planned volume or prices could cause the Company not to meet anticipated levels of revenue. In certain markets the Company expects to increase prices, but in certain markets prices could be lowered to protect market share. The ability of the Company to achieve volume or price targets at any location depends on numerous factors, including the capabilities of the local operating staff, the local economy, the local death rate, competition and changes in consumer preferences, including cremation.

        (3)  Revenue also is affected by the level of preneed sales in both current and prior periods. The level of preneed sales may be adversely affected by numerous factors, including deterioration in the economy, which causes individuals to have less discretionary income, changes in consumer spending preferences, as well as changes in marketing approach, commission practices and contractual terms. Future revenue could also be affected by the Company's decision in the latter half of 2000 to eliminate its national preneed sales and marketing organization and to manage future preneed activities at the local business level.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        3.1      —    Certificate of Amendment of the Certificate of Incorporation

        10.1    —    Employment agreement for George J. Klug

        11.1    —    Statement regarding computation of per share earnings

        12        —    Computation of Ratio of Earnings to Fixed Charges

(b)
Reports on Form 8-K

        A report on Form 8-K filed was filed with the SEC on May 20, 2002 in connection with a change in registrant's certifying accountant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
August 13, 2002 Date	By:	/s/ TERRY E. SANFORD Terry E. Sanford, Vice President, Controller and Chief Accounting Officer
	By:	/s/ W. CLARK HARLOW W. Clark Harlow, Vice President, Treasurer and Principal Financial Officer

QuickLinks

CARRIAGE SERVICES, INC. INDEX
CARRIAGE SERVICES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per share data)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited and in thousands)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
CARRIAGE SERVICES, INC. CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURE