Form 10-Q
period 2002-09-30
CARRIAGE SERVICES INC
filed 2002-11-13
CIK 1016281

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock, $.01 par value per share, outstanding as of November 6, 2002 was 17,070,502.

CARRIAGE SERVICES, INC.

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,744	$3,704
Accounts receivable—
Trade, net of allowance for doubtful accounts of $3,515 in 2001 and $3,376 in 2002 in 2002	15,660	13,256
Other	773	2,377

	16,433	15,633
Assets held for sale, net	2,287	3,366
Inventories and other current assets	6,983	6,667

Total current assets	28,447	29,370

Property, plant and equipment, at cost, net of accumulated depreciation of 24,176 in 2001 and $28,668 in 2002	114,217	111,426
Cemetery property, at cost	61,630	64,368
Goodwill	160,576	161,723
Deferred charges and other non-current assets	49,159	59,041
Preneed funeral contracts	219,975	221,880
Preneed cemetery merchandise and service trust funds	40,078	47,551

Total assets	$674,082	$695,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,965	$22,710
Current portion of long-term debt and capital lease obligations	2,488	2,443

Total current liabilities	29,453	25,153
Deferred cemetery revenue and preneed liabilities	89,803	98,309
Deferred preneed funeral contracts revenue	229,380	233,215
Long-term debt, net of current portion	148,508	147,015
Capital lease obligations, net of current portion	5,093	5,067

Total liabilities	502,237	508,759

Commitments and contingencies
Minority interest in consolidated subsidiary	209	400
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,058	90,159
Stockholders' equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,033,000 issued and outstanding at September 30, 2002	—	170
Class A Common Stock, $.01 par value; 40,000,000 shares authorized; 16,811,000 issued and outstanding at December 31, 2001	168	—
Contributed capital	189,449	184,956
Retained deficit	(107,193)	(88,636)
Unrealized loss on interest rate swaps, net of tax benefit	(846)	(449)

Total stockholders' equity	81,578	96,041

Total liabilities and stockholders' equity	$674,082	$695,359

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2002	2001	2002
Revenues, net
Funeral	$28,256	$27,521	$94,290	$89,060
Cemetery	9,413	8,601	28,265	25,834

	37,669	36,122	122,555	114,894
Costs and expenses
Funeral	22,333	20,351	70,990	62,919
Cemetery	7,096	6,531	21,421	19,663

	29,429	26,882	92,411	82,582

Gross profit	8,240	9,240	30,144	32,312
General and administrative expenses	2,473	3,619	6,702	8,475

Operating income	5,767	5,621	23,442	23,837
Interest expense, net	3,413	3,101	10,336	9,450
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,675	1,675	5,023	5,023

Total interest and financing costs	5,088	4,776	15,359	14,473

Income before income taxes	679	845	8,083	9,364
Provision (benefit) for income taxes	136	325	1,617	(9,193)

Net income	543	520	6,466	18,557
Preferred stock dividends	3	—	35	—

Net income available to common stockholders	$540	$520	$6,431	$18,557

Basic earnings per common share	$0.03	$0.03	$0.39	$1.10

Diluted earnings per common share	$0.03	$0.03	$0.37	$1.06

Weighted average number of common and common equivalent shares outstanding:
Basic	16,699	16,978	16,600	16,940

Diluted	17,851	17,367	17,648	17,439

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the nine months ended September 30,
	2001	2002
Net income	$6,466	$18,557
Other comprehensive income (loss):
Cumulative effect on prior years of the change in accounting principle, net of income tax benefit of $1	1	—
Unrealized gain (loss) on interest rate swaps arising during period	(1,329)	247
Amortization of accumulated unrealized loss on interest rate swap	—	249
Related income tax (provision) benefit	266	(99)

Total other comprehensive income (loss)	$(1,062)	$397

Comprehensive income	$5,404	$18,954

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the nine months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$6,466	$18,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,724	4,851
Amortization	8,097	3,002
Provision for losses on accounts receivable	2,047	979
Deferred income tax expense (benefit)	2,557	(8,079)
Other	—	168
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	1,064	3,830
(Increase) decrease in inventories and other current assets	9	(39)
(Increase) in deferred charges and other	(207)	(33)
(Increase) in preneed funeral and cemetery costs	(3,388)	(2,773)
(Increase) in preneed cemetery trust funds	(3,564)	(1,958)
Increase (decrease) in accounts payable and accrued liabilities	263	(5,961)
Income tax (payments) refunds, net	2,191	(81)
Increase in deferred revenue and preneed liabilities	1,553	1,848

Net cash provided by operating activities	21,812	14,311
Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	8,442	81
Sale of minority interest in subsidiary	200	200
Acquisitions	(212)	(2,160)
Capital expenditures	(4,588)	(4,886)

Net cash provided by (used in) investing activities	3,842	(6,765)
Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(9,000)	3,000
Payments on long-term debt and capital lease obligations	(11,843)	(4,735)
Proceeds from issuance of common stock	567	438
Payment of contingent stock price guarantees	(4,935)	(5,289)
Payment of preferred stock dividends	(35)	—

Net cash used in financing activities	(25,246)	(6,586)
Net increase in cash and cash equivalents	408	960
Cash and cash equivalents at beginning of period	3,210	2,744

Cash and cash equivalents at end of period	$3,618	$3,704

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$15,797	$16,284

Cash paid for income taxes	$65	$229

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

  (a)
  The Company

        Carriage Services, Inc., (the "Company") is a leading provider of products and services in the death care industry in the United States. As of September 30, 2002, the Company owned and operated 149 funeral homes and 30 cemeteries in 29 states.

  (b)
  Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  (c)
  Interim Condensed Disclosures

        The information for the three and nine month periods ended September 30, 2001 and 2002 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction therewith. Certain amounts in the December 31, 2001 consolidated balance sheet have been classified differently than in the consolidated balance sheet included in our annual report on Form 10-K. Additionally, preneed funeral and cemetery costs have been reclassified from investing activities to operating activities in the September 30, 2001 consolidated statement of cash flows to conform to current year presentation.

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

        The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. Had the adoption of SFAS No. 142 occurred at the beginning of the previous year, the results would have been as follows (in thousands, except per share amounts):

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001
Income before taxes	$1,778	$11,448
Net income	1,422	9,158
Diluted earnings per share	$0.08	$0.52

        See Management's Discussion and Analysis of Financial Condition and Results of Operations for proforma disclosure of this accounting change which additionally incorporates the impact of the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home business by region) to the carrying value of the reporting units, and no impairment was recorded at the implementation date of the new accounting standard. Goodwill acquired during the nine months ended September 30, 2002, included $1.0 million for performance-based contingent consideration payments on a prior year acquisition and $0.9 million for a funeral home acquisition in the second quarter of 2002.

  (b)
  Impairment of Long-Lived Assets

        In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise (e.g. discontinued operations), and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of the first quarter of 2002 which had no effect on the Company's financial position or results of operations.

3. MAJOR SEGMENTS OF BUSINESS

        Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated
External revenues:
Nine months ended September 30, 2002	$89,060	$25,834	—	$114,894
Nine months ended September 30, 2001	94,290	28,265	—	122,555
Net income
Nine months ended September 30, 2002	$15,809	$3,760	$(1,012)	$18,557
Nine months ended September 30, 2001	13,534	4,257	(11,325)	6,466
Total assets:
September 30, 2002	$514,841	$163,511	$17,007	$695,359
December 31, 2001	517,889	152,639	3,554	674,082

(1)
Net income for the nine months ended September 30, 2002 and the change in total assets assigned to Corporate is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 4.

4. INCOME TAXES

        For 2001, the Company had an effective financial statement tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the sizeable tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty at the time, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a special one-time tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated substantially all of the valuation allowance. The Company estimates that its effective tax rate will be 38.5 percent for financial statement purposes in 2002, excluding the reduction of the deferred tax valuation allowance. Had the Company also used the 38.5 percent tax rate for the nine months ended September 30, 2001, net income for that period, excluding the effect of the change in accounting for goodwill amortization discussed in Note 2, would have been lower by $1,495,000 or $0.09 per diluted share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Carriage is a leading provider of death care services and products in the United States. Our historical focus has been on operational enhancements at facilities currently owned to increase revenues and gross profit, as well as growth through acquisitions (although we have not pursued the acquisition strategy since 1999). That focus has resulted in high standards of service, operational performance, and an infrastructure containing measurement and management systems. In 2000, the operating strategy was dramatically shifted to focus upon increasing operating cash flow. In November 2000, we launched a multi-faceted, restructuring program, called "Fresh-Start", which was designed to increase financial and operating performance, improve cash flow, reduce debt, and assist Carriage in fulfilling our mission of being the highest quality funeral and cemetery service organization in the industry. Beginning with the fourth quarter of 2000, we have been focused on executing elements of Fresh Start.

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

        Net income totaled $18.6 million in the first nine months of 2002, or $1.06 per diluted share. Excluding a $12.8 million, or $0.73 per share special tax benefit, net income was $5.8 million, or $0.33 per diluted share. Two significant accounting events occurred during the nine months ended September 30, 2002: the elimination of goodwill amortization in connection with the implementation of SFAS No.142, which totaled $3.4 million in the first nine months of 2001, and the change in the Company's tax rate from 20 percent to 38.5 percent. Had those two events occurred at the beginning of 2001, net income and diluted earnings per share would have totaled $7.0 million and $0.40, respectively, for the first nine months of 2001.

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

        Income from operations, which we define as earnings before interest and income taxes, increased as a percentage of net revenues, from 15.3% for the third quarter of 2001 to 15.6% for the third quarter of 2002 and from 19.1% for the nine months ended September 30, 2001 to 20.7% for the nine months ended September 30, 2002. This improvement was primarily due to the elimination of amortization for goodwill beginning January 1, 2002, offset in part by a $0.7 million charge related to the termination of an employment agreement with a former officer, $0.5 million in professional fees incurred in connection with changes in tax accounting methods and higher insurance costs. Revenues from funeral homes decreased 2.6% and revenues from cemeteries decreased 8.6% in the third quarter of 2002 compared to the same period in 2001 primarily as a result of a decline in same-store revenues period to period, lower preneed insurance commission revenue and lower cemetery preneed property sales. Other factors that attributed to a decrease in funeral revenue are a lower national death rate compared to the third quarter of 2001 and competition from independent operators in some local markets. Also, approximately 72 percent of its funeral revenue was generated from traditional funeral services and 28 percent from cremation services, as compared to 73 percent and 27 percent in the third quarter of last year. The average revenue for cremation services increased by 0.6 percent when compared to the third quarter of last year. Cemetery revenues were negatively impacted by a weaker economy that resulted in lower discretionary spending by consumer and lower returns on investment funds. Specifically, we experienced a 2.8% decrease in preneed merchandise and service deliveries, a 6.1% decrease in sales of interment and entombment sites and a 1.9% decrease in income from perpetual care trusts and finance charges. The decline in cemetery revenue was offset partially by a 2.2% increase in at-need sales of property, services and merchandise.

        Gross margins for the funeral homes increased from 21.0% in the third quarter of 2001 to 26.1% in the third quarter of 2002 primarily because of the elimination of goodwill amortization. As a percentage of cemetery net revenues, cemetery gross margin was 24.1% in the third quarter of 2002 compared to 24.6% in the third quarter of 2001.

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

Funeral and Cemetery Operations

        We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, "Accounting for Sales of Real Estate". This method provides for the recognition of revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

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

Preneed Funeral Contracts & Deferred Preneed Funeral Contracts Revenue

        Cash proceeds from preneed funeral sales are deposited to a trust or to purchase of a third-party insurance product. Unperformed guaranteed preneed funeral contracts are included in the consolidated balance sheets as preneed funeral contracts. The balance in this asset account represents amounts due from customer receivables and third-party insurance companies, and the amounts deposited with the trustee and the accumulated earnings on these deposits. A corresponding credit is recorded to deferred preneed funeral contracts revenue. The funeral revenue is not recorded until the service is performed. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed, in order to offset inflation in cost to provide the service in the future.

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

Goodwill and Other Intangible Assets

        The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each region at the Company's weighted average cost of capital less debt allocable to the region. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs and the Company's cost of capital. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value. No impairments were recorded during the nine months ended September 30, 2002.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, "Accounting for Income Taxes".

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

To acknowledge this uncertainty at the time, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a special one-time tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated substantially all of the valuation allowance. The Company estimates that its effective tax rate for financial statement purposes is 38.5% in 2002, excluding the affect of the reversal of the deferred tax valuation allowance. Had the Company also used the 38.5 percent tax rate for the nine months ended September 30, 2001, net income for that period, excluding the effect of the change in accounting for goodwill amortization discussed in Note 2, would have been lower by $1,495,000 or $0.09 per diluted share.

Stock Options and Employee Stock Purchase Plan

        The Company has four stock option plans currently in effect under which stock options may be issued. Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount. The stock options are granted with an exercise price equal to or greater than the fair market value of the Company's Common Stock. Substantially all of the options granted under the four stock option plans have ten-year terms. The options generally vest over a period of two to four years. The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations. Had compensation cost for options granted in 2002 and shares issued under the ESPP in 2002 been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation", for 2002, additional compensation expense totaling $0.5 million, equal to $0.02 per diluted share, would be recorded.

RESULTS OF OPERATIONS

        The following is a discussion of the Company's results of operations for the three and nine month periods ended September 30, 2001 and 2002. For purposes of the revenue discussion, the Company's funeral home businesses are in three groups, as a result of the stratification of our funeral homes. A "core" group which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". Currently none of the cemetery businesses are stratified into these categories and none of the cemeteries are currently held for sale. Additionally, funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as "same-store" or "existing operations".

        Funeral Home Segment. The following table sets forth certain information regarding the net revenues, field EBITDA (earnings before interest, taxes, depreciation and amortization) and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002. Field EBITDA differs from gross profit in that it excludes preneed insurance commissions revenue, corporate overhead allocations and depreciation and amortization.

Three months ended September 30, 2001 compared to three months ended September 30, 2002
(dollars in thousands)

	Three months ended September 30,		Change
	2001	2002	Amount	Percent
Net location same-store revenues:
Core	$17,342	$17,678	$336	1.9%
Underperforming	8,436	8,297	(139)	(1.6)%
Targeted for sale	913	898	(15)	(1.6)%

Total same-store revenue	$26,691	$26,873	$182	0.7%
Acquired, sold or discontinued	655	247	(408)	*
Preneed insurance commissions revenue	910	401	(509)	(55.9)%

Total net revenues	$28,256	$27,521	$(735)	(2.6)%

Field EBITDA	$9,034	$9,118	$84	0.9%

Field EBITDA margin	33.0%	33.6%	0.6%	1.8%
Gross profit:
Same-store	$4,945	$6,694	$1,749	35.4%
Acquired, sold or discontinued	68	75	7	*
Preneed insurance commissions revenue	910	401	(509)	(55.9)%

Total gross profit	$5,923	$7,170	$1,247	21.1%

*
not meaningful

Nine months ended September 30, 2001 compared to nine months ended September 30, 2002
(dollars in thousands)

	Nine months ended September 30,		Change
	2001	2002	Amount	Percent
Net location same-store revenues:
Core	$57,534	$57,741	$207	0.4%
Underperforming	26,984	26,587	(397)	(1.5)%
Targeted for sale	3,065	2,995	(70)	(2.3)%

Total same-store revenue	$87,583	$87,323	$(260)	(0.3)%
Acquired, sold or discontinued	3,509	490	(3,019)	*
Preneed insurance commissions revenue	3,198	1,247	(1,951)	(61.0)%

Total net revenues	$94,290	$89,060	$(5,230)	(5.6)%

Field EBITDA	$33,086	$31,731	$(1,355)	(4.1)%

Field EBITDA margin	36.3%	36.1%	(0.2)%	(0.6)%
Gross profit:
Same-store	$19,782	$24,769	$4,987	25.2%
Acquired, sold or discontinued	320	125	(195)	*
Preneed insurance commissions revenue	3,198	1,247	(1,951)	(61.0)%

Total gross profit	$23,300	$26,141	$2,841	12.2%

*
not meaningful

        Funeral same-store revenues for the three months ended September 30, 2002 increased 0.7% when compared to the three months ended September 30, 2001, as we experienced a decrease of 0.8% in the number of services and a increase of 1.5% in the average revenue per service for those existing operations. The decrease in the number of services compares favorably with the reported 2.9% decline in the national mortality rates for the three month period. The increase in the average revenue per service of 1.5% was negatively affected by an increase in the cremation rate from 27% to 28%. The average revenue for cremation services increased 0.6%. The number of funeral services increased 0.3% for the core group in comparing the third quarter of 2002 to the third quarter of 2001, and the average revenue per service for those existing locations increased 1.6% in comparing those same periods. The number of funeral services performed by the underperforming group decreased 2.7% while the average revenue per service increased 1.1% in comparing the third quarter 2002 to the third quarter of 2001. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $0.4 million for the three months ended September 30, 2002, as compared to $0.9 million for the three months ended September 30, 2001, primarily due to nonrecurring commissions in the prior year period on the conversion of trust funded contracts to insurance funded contracts.

        Total funeral same-store gross profit for the three months ended September 30, 2002 increased $1.7 million or 35.4% from the comparable three months of 2001. The higher gross profit is primarily due to the elimination of goodwill amortization which totaled $1.1 million during the three months ended September 30, 2001.

        Funeral same-store revenues for the nine months ended September 30, 2002 decreased 0.3% when compared to the nine months ended September 30, 2001, as we experienced a decrease of 2.4% in the number of services and an increase of 2.1% in the average revenue per service for those existing operations. The number of funeral services decreased 1.7% for the core group in comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001, while the average revenue per service for those existing locations increased 2.1% in comparing those same periods. The number of funeral services for the underperforming group decreased 4.1% while the average revenue per service increased 2.8% in comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

        Total funeral field EBITDA for the nine months ended September 30, 2002 decreased $1.4 million or 4.1% from the comparable nine month period in the prior year, the largest factor for which was the contribution associated with businesses we sold during 2001. As a percentage of revenue, the field EBITDA margin for the nine months ended September 30, 2002 of 36.1% was relatively consistent with the prior year period.

        Total funeral same-store gross profit for the nine months ended September 30, 2002 increased $5.0 million or 25.2% from the comparable nine months of 2001 primarily due to the elimination of goodwill amortization which totaled $3.3 million during the nine months ended September 30, 2001. The decrease in commission revenues is due primarily to 2001 nonrecurring commissions on the conversion of trust funded contracts to insurance funded contracts.

        Cemetery Segment. The following table sets forth certain information regarding the net revenues, field EBITDA and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002.

Three months ended September 30, 2001 compared to three months ended September 30, 2002
(dollars in thousands)

	Three months ended September 30,		Change
	2001	2002	Amount	Percent
Total same-store revenue	$9,341	$8,601	$(740)	(7.9)%
Acquired or sold	72	—	(72)	*

Total net revenues	$9,413	$8,601	$(812)	(8.6)%

Field EBITDA	$3,903	$3,095	$(808)	(20.7)%

Field EBITDA Margin	41.5%	36.0%	(5.5)%	(13.3)%
Total same-store gross profit	$2,318	$2,070	$(248)	(10.7)%
Acquired or sold	(1)	—	1	*

Total gross profit	$2,317	$2,070	$(247)	(10.7)%

*
not meaningful

Nine months ended September 30, 2001 compared to nine months ended September 30,2002
(dollars in thousands)

	Nine months ended September 30,		Change
	2001	2002	Amount	Percent
Total same-store revenue	$27,774	$25,834	$(1,940)	(7.0)%
Acquired or sold	491	—	(491)	*

Total net revenues	$28,265	$25,834	$(2,431)	(8.6)%

Field EBITDA	$11,499	$9,860	$(1,639)	(14.3)%

Field EBITDA margins	40.7%	38.2%	(2.5)%	(6.1)%
Total same-store gross profit	$6,824	$6,149	$(675)	(9.9)%
Acquired or sold	20	22	2	*

Total gross profit	$6,844	$6,171	$(673)	(9.8)%

*
not meaningful

        Cemetery same-store net revenues for the three months ended September 30, 2002 decreased $0.7 million, or 7.9%, over the three months ended September 30, 2002, and cemetery same-store gross profit decreased $0.2 million, or 10.7%, over the comparable three months of 2001. Cemetery revenues have been negatively affected by the weak economy and internal challenges in restaffing the preneed sales group. In particular, we experienced a 2.8% decrease in preneed merchandise and service deliveries, a 6.1% decrease in sales of interment and entombment sites and a 1.9% decrease in income from perpetual care trusts and finance charges which have resulted in a decline in field EBITDA. Total gross margin decreased from 24.6% for the three months ended September 30, 2001 to 24.1% for the three months ended September 30, 2002. Gross margin in the prior year included an employment termination charge of $120,000 and the current year period benefited by the lower bad debt experience.

        Cemetery same-store net revenues for the nine months ended September 30, 2002 decreased $1.9 million over the nine months ended September 30, 2002, and cemetery same-store gross profit decreased $0.7 million over the comparable nine months of 2001. Total gross margin decreased slightly from 24.2% for the nine months ended September 30, 2001 to 23.9% for the nine months ended September 30, 2002.

        Other. General and administrative expenses for the quarter ended September 30, 2002 increased $1.1 million as compared to the third quarter of 2001. These expenses, as a percentage of net revenues, increased from 6.6% to 10.0% because of a $0.7 million charge related to the termination of an employment agreement with a former officer and $0.5 million in professional fees incurred in connection with changes in tax accounting methods. Excluding these two unusual charges, general and administrative expenses totaled 6.7% of net revenues.

        Interest expense and other financing costs for the three months ended September 30, 2002 declined slightly compared to the third quarter of 2001 primarily because average debt outstanding was less than the average debt outstanding in the same period for 2001.

        Income Taxes. The following table sets forth the components of the provision (benefit) of income taxes of the Company for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2002.

Three months ended September 30, 2001 compared to three months ended September 30, 2002

	Three months ended September 30, 2001		Three months ended September 30, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$136	20%	$325	38.5%

Nine months ended September 30, 2001 compared to nine months ended September 30,2002

	Nine months ended September 30, 2001		Nine months ended September 30, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$1,617	20%	$3,607	38.5%
Reduction of deferred tax asset valuation allowance	—	—	(12,800)	(136.7)%

Total provision (benefit) for income taxes	$1,617	20%	$(9,193)	(98.2)%

        The Company has a net operating loss carryforward for Federal income tax purposes. Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $3.7 million at September 30, 2002, representing an increase of $1.0 million from December 31, 2001. It is Carriage's practice to maintain low cash balances and to apply available cash against its revolving line of credit, described below, to minimize interest expense. If the Company needs cash for working capital or investment purposes, it can always draw on the line of credit. For the nine months ended September 30, 2002, cash provided by operations was $14.3 million as compared to $21.8 million for the nine months ended September 30, 2001. The higher level of cash provided by operations in the nine months during 2001 was primarily due to $2.2 million in tax refunds received in 2001 and catch-up trust withdrawals in the 2001 period totaling $3.5 million that normally would have been withdrawn during the 2000 year. Cash used in investing activities was $6.8 million for the nine months ended September 30, 2002 compared to cash provided in the amount of $3.8 million for the first nine months of 2001, the change being primarily due to the combination of proceeds from the sale of businesses during the first nine months of 2001 in the amount of $8.4 million and use of cash for an acquisition that closed in the second quarter of 2002 and an earnout related to an acquisition in a prior year totaling $2.2 million in 2002.

        The ability to generate free cash flow from operations is particularly important as this measures the cash produced by the businesses which may be used to repay indebtedness or make acquisitions. We define free cash flow from operations as cash flow provided by operations less all capital expenditures. For the nine months ended September 30, 2002, free cash flow provided by operations was $9.4 million as compared to $17.2 million for the nine months ended September 30, 2001. Our strong free cash flow from operations is a function of consistently high levels of field EBITDA, improved working capital management, and disciplined spending and capital allocation. Free cash flow generated during the fourth quarter of the year will be dedicated to reducing debt to our goal of $150 million. Uses of free cash flow during the nine months ended September 30, 2002, include the payment of $6.3 million of remaining contingent acquisition obligations, $1.1 million on an acquisition and the reduction of our debt by $1.7 million.

        The Company's debt at September 30, 2002 totaled $155.5 million and consisted of $99.3 million in senior debt notes, a $100 million revolving credit facility ($35.0 million outstanding at September 30, 2002) and $21.2 million in acquisition indebtedness and capital lease obligations. The balance sheet category "Assets Held for Sale" is net of debt totaling $1.0 million.

        The $99.3 million in senior debt notes are unsecured, mature in tranches of $22.9 million in 2004, $54.1 million in 2006 and $22.3 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

        The Company has a revolving credit facility with a group of banks. The credit facility, maturing in 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. Interest under the credit facility is provided at both LIBOR and prime rate options. As of September 30, 2002, the Company's debt to total capitalization was 45.5 percent as compared to 47.8 percent at December 31, 2001. During October 2002, management voluntarily reduced the capacity of the revolving line of credit from $100 million to $75 million to reduce bank fees on a portion that is not expected to be used. With the lower capacity, the Company has $39 million available to draw under the credit facility.

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

ACCOUNTING CHANGES

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of the beginning of the first quarter of 2002. The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis. See Note 2 to the Consolidated Financial Statements for proforma disclosure of this accounting change and the change in the tax rate discussed in Note 4 on the reported results for 2001. The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units, and no impairment was required to be reported at the implementation date of the new accounting standard.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains and losses from extinguishment of debt that do not meet the criteria of APB. No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with and exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.

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

Item 4. Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

        None.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

4.1	—	Letter to Bank of America reducing capacity of revolving credit facility
10.1	—	Separation Agreement and Release for Thomas C.Livengood
10.2	—	Consulting Agreement with Thomas C. Livengood
10.3	—	Employment agreement for Joseph Saporito, III
11.1	—	Statement regarding computation of per share earnings
12	—	Computation of Ratio of Earnings to Fixed Charges
(b)
Reports on Form 8-K

        A report on Form 8-K was filed with the SEC on July 24, 2002 in connection with the resignation of Thomas C. Livengood and certain other matters.

        A report on Form 8-K was filed with the SEC on August 14, 2002 in connection with furnishing to the SEC the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
November 13, 2002 Date	/s/ JOSEPH SAPORITO Joseph Saporito Senior Vice President and Chief Financial Officer (Prinicpal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Melvin C. Payne, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Carriage Services Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ MELVIN C. PAYNE Melvin C. Payne Chairman of the Board, President and Chief Executive Officer

I, Joseph Saporito, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Carriage Services Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ JOSEPH SAPORITO Joseph Saporito Senior Vice President and Chief Financial Officer