Form 10-K
period 2002-12-31
CARRIAGE SERVICES INC
filed 2003-03-28
CIK 1016281

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2002

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0423828 (I.R.S. Employer Identification No.)
1900 Saint James Place, 4th Floor, Houston, TX (Address of principal executive offices)	77056 (Zip Code)

Registrant's telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.01 Par Value Series G Preferred Stock Purchase Rights (Title Of Class)	New York Stock Exchange New York Stock Exchange (Name of Exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Common Stock) of the registrant as of June 28, 2002 was approximately $42 million based on the closing price of $4.30 per share on the New York Stock Exchange.

        The number of shares of the registrant's Common Stock, $.01 par value per share outstanding as of March 3, 2003 was 17,348,574.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement in connection with the 2003 annual meeting of shareholders are incorporated in Part III of this Report.

PART I

ITEM 1. BUSINESS

THE COMPANY

        Carriage Services, Inc. (the "Company" or "Carriage") is a leading provider of death care services and products in the United States. As of December 31, 2002, we operated 144 funeral homes and 30 cemeteries in 29 states. Carriage provides a complete range of funeral and cremation services including planning and coordinating personalized funerals, conducting memorial services, performing cemetery interment services and managing and maintaining cemetery properties. We sell products and merchandise including caskets, urns, burial vaults, garments, cemetery interment rights, and monuments and markers. We focus on distinguishing ourselves from our competitors by operating a people development company that emphasizes: (i) a consistent model to serve client families, (ii) comprehensive employee training, (iii) accountability to customers and each other, and (iv) incentive compensation which shares the benefits of profitability with responsible employees.

        From 1996 to 1999, the Company grew rapidly as a result of a high level of acquisition activity. In 1999, the level of acquisition activity was sharply curtailed, growth slowed and Carriage focused on improving operating results. We initiated Fresh Start in 2000 to address the issues of rapid growth. Since then we have sold 32 funeral homes, 12 cemeteries and 11 parcels of excess real estate for approximately $18 million of net proceeds. While this represents a decline of approximately 20% of the number of business locations, total revenues have only declined by approximately 5% and total gross margin has increased by 34% in comparing 2000 operations results to 2002 operating results. Fresh Start is now complete, and we have accomplished the majority of our Fresh Start goals. The benefits of the Fresh Start initiatives had a positive impact on our 2001 and 2002 operating results as diluted earnings per share were $.51 and $1.16, respectively, cash flow from operations exceeded $27 million and $18 million, respectively, and debt and contingent acquisition obligations have been reduced from $205 million in the fourth quarter of 2000 to $149 million at year-end 2002.

        Though the Fresh Start initiatives have been well-executed during 2001 and 2002, we will continue to implement the elements of the plan in 2003 and beyond. We have turned to new leadership at substantially all levels in the Company to focus on operations and to reposition Carriage for future growth. Our focus is to increase operating cash flow and improve the profitability of each location through executing strategies that carry out our culture of service and leadership excellence. We will continue to improve our organizational leadership and quality of personnel. Additionally, we expect to divest additional businesses in the future, where those businesses are not meeting our expectations, and use the proceeds and cash flow from operations to reduce our debt.

        Carriage is incorporated in Delaware. Our principal executive office is located at 1900 Saint James Place, 4th Floor, Houston, Texas 77056, and our telephone number is (713) 332-8400.

DEATH CARE INDUSTRY

        Death care companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The death care industry in the United States is characterized by the following fundamental attributes:

        HIGHLY FRAGMENTED OWNERSHIP.    A significant majority of death care operators consist of small, family-owned businesses that control one or several funeral homes or cemeteries in a single community. Management estimates that there are approximately 22,000 funeral homes and 10,000 cemeteries in the United States. Approximately 20% of the 2002 U.S. death care industry revenues are represented by Carriage and the three other larger publicly traded domestic death care companies.

        BARRIERS TO ENTRY.    Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that act as a barrier for those wishing to enter an existing market. Heritage and tradition afford an established funeral home or cemetery a local franchise and provide the opportunity for repeat business. Other difficulties faced by entities desiring to enter a market include local zoning restrictions, substantial capital requirements, increasing regulatory burdens and scarcity of cemetery land in certain urban areas. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces also makes it difficult for new entrants to gain entry into the marketplace. Since 1999, with many of the large death care consolidators restructuring their operating models, we have seen some barriers to entry lessened as new independent competitors have captured market share. We have also seen instances in which personnel have left the publicly traded death care companies to pursue the business as an independent because they perceive marketing and other advantages.

        LONG-TERM STABLE DEATH RATES.    The death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States has increased at a compounded rate of approximately 1% since 1980. However, statistics reported by the Center of Disease Control ("CDC") indicate that the number of deaths declined in both 2001 and 2002 by approximately 1% and 2%, respectively. While the number of deaths typically varies from year to year, industry studies indicate that major medical advances in treating heart, cancer and other major diseases that cause death are resulting in an increase of the the average age of the population. This trend is calling into question CDC forecasts of an increasing number of deaths each year. Nevertheless, long-term, stable death rates have resulted in a small number of individual funeral home business failures in the past. The aggregate number of funeral homes and cemeteries in the United States has remained relatively constant.

        DELEVERAGING.    Until 1999, the industry experienced a trend toward consolidation of independent death care operations with a few large, primarily publicly owned death care providers that sought to benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. The trend resulted principally from a desire on the part of small, family operated funeral businesses to address family succession and estate planning issues, and a desire for liquidity. An active acquisition market for funeral homes and cemeteries provided a source of potential liquidity that was not as readily available to individual owners in the past. The consolidation trend was suspended in 1999, and none of the publicly traded companies are currently pursuing significant acquisitions at this time. The consolidators, including Carriage, were facing the financial pressure of high debt levels as a result of having paid too much for businesses that were not performing as expected. Each of the consolidators began selling selected properties and other assets in 2000 in order to reduce their debt levels. Certain restructurings have also been announced since that time that resulted in large nonrecurring charges as the consolidators changed various strategies.

        PRENEED MARKETING.    In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "preneed" basis by some death care providers who have developed marketing organizations to actively promote such products and services. Effective marketing of preneed products and services provides a backlog of future business. We believe sales of preneed products and services, including cemetery and interment rights and preneed funeral services, are purchased primarily by people between the ages of 50 and 80. In 2000, we modified our preneed funeral sales marketing from a nationwide sales program to a sales program which is controlled, on a market-by-market basis, and managed by the local funeral home manager or a third party contractor.

        CREMATION.    In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 28% of the U.S. burial market in

2002 and are projected at 40% for 2010, as compared to approximately 10% in 1980. Many parts of the Southern and Midwestern United States and many non-metropolitan communities exhibit significantly lower rates of cremation as a result of religious and cultural traditions. Cremation, historically, has been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete service package that includes traditional funeral services and memorialization. The percentages of funeral services conducted by Carriage in which cremation was chosen as the manner in which to dispose of the remains were 27%, 27% and 28% for each of the three years through 2002.

BUSINESS STRATEGY

        Our business strategy is to emphasize increasing operating cash flow and improving profitability at each business location through strategies that carry out our culture of service and leadership excellence. We do not expect our strategy will require significant investments of new capital over the next two years. We plan to continue reducing our debt and improving our leverage ratios. Our focus is on continuing to improve our organizational leadership and quality of personnel. Successful execution during 2001 and 2002 has, in our view, positioned the Company as a leader in our industry and improved our financial flexibility. We expect to replace our revolving credit facility in 2003, prior to its maturity in June 2004, and then to resume careful, selective external growth.

        "FRESH START" RESTRUCTURING PROGRAM.    During the third quarter of 2000, Carriage initiated a multi-faceted restructuring program termed "Fresh Start" in response to its leveraged balance sheet resulting from rapid growth, deteriorating operating results and a challenging industry environment. The program began with a review of the funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under the Company's credit agreements.

        The two-year goals for the restructuring program, announced in November, 2000, were to (1) restore credibility to our operating and consolidation model; (2) increase and better align our earnings and cash flow; (3) restore market value credibility to our balance sheet; (4) reduce our debt; and (5) re-access the capital markets. The principal elements of Fresh Start included the downsizing of our corporate organization, strengthening its corporate and operating leadership, changing our preneed funeral marketing strategy, stratifying by performance the funeral home and cemetery portfolios, implementing action plans to improve or dispose of underperforming businesses, reviewing and adjusting the carrying value of assets, and modifying financial covenants with lenders to facilitate the execution of the program.

        We believe the Fresh Start goals have been substantially accomplished. We will continue to incorporate the elements of Fresh Start in our strategies and implement them in 2003 and beyond. Carriage is committed to operating a lean corporate organization, strengthening its corporate and local business leadership, and improving or selling underperforming businesses. Carriage's progress in achieving each of the five Fresh Start goals, together with their continued relevance to future results is as follows:

1.
Restore credibility to its operating and consolidation model—Carriage is committed to becoming the best, not the biggest, company in its industry. This commitment is driven by a strong culture of service and leadership excellence whose goal is to build a lasting enterprise. As a result, Carriage has raised performance standards and increased accountability for all employees throughout the organization. We are executing our new operating strategies under new leadership. New operating leadership is widely dispersed from regional divisions to individual locations. Recruiting top quality leaders and managers and aligning incentive compensation to our operating strategy have become key elements of our Human Resources strategy.

  In Carriage's view, the benefit of integrating acquired businesses is to introduce its innovative service and sales strategies to provide the highest quality funeral experience to client families and to introduce its operating model to improve long-term performance. Carriage continues to invest heavily in employee training in order to enable its field operations to better serve families, especially training on personalization of the funeral ritual to create a unique and emotional experience. The result of successful execution of its service and sales strategies will be to increase customer satisfaction, revenue per experience, and market share. Carriage has experienced some deterioration in market share in a minority of its businesses and is diligently working to remedy market share losses. Nevertheless, Carriage's portfolio of businesses is stable, and future performance is relatively predictable.

2.
Increase and better align earnings and free cash flow—Since implementing Fresh Start, Carriage has implemented more disciplined controls over its capital expenditures and shifted its preneed funeral marketing strategy from a national to a local focus. We moved from a national, centralized strategy to a local, decentralized strategy whereby each business location customized a preneed program to its local needs. Accordingly, we eliminated the national funeral sales organization and emphasized using insurance contracts to fund preneed contracts. This allowed us to substantially downsize our administrative support organization. These two factors have been the key drivers to better align earnings and free cash flow. In conjunction with the operating model described above, Carriage believes it will continue to improve and maintain the alignment of earnings and cash flow. In 2002 and 2001, Carriage reported earnings of $20.3 million and $9.0 million and cash flow from operations of $18.9 million and $27.7 million, greatly improved versus years prior to 2001.

3.
Restore market value creditability to its balance sheet—In reviewing our funeral home and cemetery portfolios, we divided all of our locations into two main groups: a healthy core group, which represents the majority of our revenues and cash flow, and a second underperforming group. There is a smaller third group that consists of businesses that we targeted for sale. After completing this stratification, we then established new performance standards consistent with our mission of "Becoming the Best'. We will not allow the success of our best businesses, managers and employees to be unfairly diluted by underperforming, weaker businesses. When there are local market share losses or leadership issues, specific action plans were designed to address them. These action plans included the decision to sell the businesses that cannot meet our new standards. Since Fresh Start was initiated in 2000, Carriage has closed one funeral property and has sold 32 funeral properties, 12 cemeteries and 11 parcels of excess real estate for net proceeds of $18 million. A relatively small number of additional properties may be sold in 2003. The carrying values of the businesses targeted for sale were written down to the estimated net realizable value. The significant charges Carriage incurred in 2000 to initiate its Fresh Start Program substantially reduced the Company's book value per share by $8.25 to $4.78 at December 31, 2000. At December 31, 2002, book value per share was $5.74. As Carriage executes its operating model and successfully improves long-term profitability, we expect to continue to increase book value per share.

4.
Reduce debt—We modified the financial covenants with our banks and insurance lenders in order to execute all elements of our Fresh Start plan. Notwithstanding the difficult industry environment, we received strong support from our lenders for initiating an aggressive, proactive action plan. Since Fresh Start was initiated on November 8, 2000, Carriage has reduced its debt and contingent obligations from previous acquisitions by $56 million, or 27%, from $205 million to $149 million at December 31, 2002.

5.
Re-access the capital markets—As of December 31, 2002, Carriage only had $29 million drawn on its $75 million bank revolving credit facility, which matures in mid-2004. Carriage expects to replace its current facility with a new facility by the end of 2003 which should be large enough to handle the Company's requirements, including the $23 million tranche of Senior Notes that matures in mid-2004. The cost and maturities of Carriage's debt and convertible preferred stock is favorable, enabling the financial improvement related to Carriage's free cash flow generation and debt reduction to benefit common shareholders. See Notes 6 and 7 to the consolidated financial statements.

        OPERATING STRATEGY.    While our strategies have changed, our mission continues to become the best funeral and cemetery service organization in the industry. We believe our operating strategies increase the cash flow and profitability of our properties significantly above the level that they could achieve if they were operating as stand-alone independent businesses. Key elements of our operating strategy that complement the restructuring program include the following:

        PERSONALIZED SERVICE.    We believe that providing personalized service results in increased customer satisfaction, increased market share, more motivated employees, a higher average sales price per service and consistently higher levels of profitability. We have placed a great deal of emphasis upon recruiting new leaders and communicating to our employees the linkage between personalized service, customer satisfaction, market share increases and profitability throughout the organization.

        EMPLOYEE TRAINING.    We have made a significant commitment of financial and human resources to a company-wide training effort. The training is designed to improve the leadership, management and communication skills among employees and to improve the execution of Carriage's Cycle of Service that includes providing personalized service that clients will value. In training employees to deliver personalized service, we emphasize listening and communication skills in working towards the goal of uniquely memorializing the life of an individual. We have been focusing on integrating the concepts and practices of our training program into our operations. We believe that this long-term investment in our employees will, over time, lead to increased market share and a higher average price per service, resulting in higher cash flow and profitability.

        ENHANCED SYSTEMS.    We utilize a computer system linked to all of our funeral homes to monitor and access critical operating and financial data in order to analyze the performance of individual locations on a timely basis and institute corrective action if necessary. The Internet is used as a medium to internally disseminate certain information to regional management and locations. We began a program in mid 2001 to review our business processes and systems with the goals of simplifying and providing more useful, cost-efficient information to our field operations. We are investing part of our cash flow to implement a new cemetery system in 2003 which should improve our efficiency and effectiveness in the future.

        HIGH STANDARDS OF PERFORMANCE.    We continually establish targets to emphasize and enhance customer service and operational and financial performance. These standards are designed to identify management's expectations for high achievement in these three key performance areas and are communicated to employees through our extensive training programs and monitored by executive leadership. We invested heavily in recruiting top quality region and location leaders and managers during 2001 and 2002. We expect this investment in new, strong leadership will result in a higher performing and more profitable funeral portfolio this year and in the future. We believe that the differential field level earnings before interest, taxes, depreciation and amortization (EBITDA) margin between our core and our underperforming groups, which was approximately 500 basis points in 2001 and 2002, will narrow substantially over the next two years. We also expect local and regional cemetery leadership to achieve greater portfolio sales and profit.

        QUALITY REVIEW MANAGEMENT SYSTEMS.    We have developed quality-based management systems which operate within our decentralized management structure. These systems involve quantifiable customer survey input in addition to operational and financial measures of performance. With the assistance of our training staff, these systems are being implemented at the locations under the direction of our regional vice presidents and regional managers. These leaders provide an additional level of operational support and feedback to our local managers.

        INCENTIVE COMPENSATION.    We have established a compensation structure that is designed to create and maintain an ownership mentality to align overall compensation to our performance objectives. Local management is awarded meaningful profit sharing cash bonuses or other rewards for achieving specified service, operational and financial performance objectives. We also have stock-based programs for corporate personnel, which award stock or options to certain employees based upon their performance. As a result, most management personnel, whether field or corporate, and key employees have the opportunity to increase their compensation and personal net worth through performance aligned with increasing shareholder value.

        COST SAVINGS AND OPERATING EFFICIENCIES.    Our larger size, as compared to local operators, allows favorable pricing and terms to be achieved from vendors through volume discounts on significant expenditures, such as caskets, urns, vaults, monuments and markers. In addition, while operational functions and management responsibility are retained at the locations, certain financial, accounting, legal, administrative and employee benefit functions are centralized to allow for more efficient and cost-effective support operations.

        RATIONALIZATION OF OUR PRENEED FUNERAL SALES PROGRAM.    Preneed sales frequently require an immediate cash outlay by the seller to fund commissions and promotional expenditures. Beginning in 2000, we moved from a national, centralized marketing strategy to a local, decentralized strategy whereby each business location customized a preneed program to its local needs. We also began selling insurance-funded contracts in most markets that allow us to earn commission income and improve our cash flow. In 2001, the program focused on markets that depended on preneed for market share with most of the sales originated by funeral directors. The program was expanded in 2002 with all locations offering a preneed program whether by in-house sales originated by funeral directors, sales counselors or third party sellers. We plan to continue using insurance-funded contracts as the main funding vehicle because cash from the commissions earned offsets a significant amount of the up-front costs and because the earnings on the insurance contracts are more stable than traditional trust fund investments.

        ACQUISITION STRATEGY.    Acquisitions by public consolidators of independent funeral homes and cemeteries have decreased to a minimal level during 2001 and 2002, as the focus has changed to improving cash flow and operating results from existing businesses. We believe that future acquisitions will occur only if acquisition prices are substantially lower than we experienced during 1997-1999 and we intend to be highly selective in selecting future acquisition candidates. Acquisition activity is expected to be minimal, if any, during 2003 and then resume modestly, intelligently and strategically later in 2004.

        IMPAIRMENTS AND ASSET DISPOSITION STRATEGY.    Reviews of the businesses that we own are performed annually by stratifying those businesses into three groups: core, underperforming and targeted for sale. Long-term cash flow forecasts are prepared to determine whether we would recover our investment through future operations. In those instances in which our investment in a business exceeded the estimated future cash flows (our estimate of fair value), the investment is written down, through an impairment charge, to the present value of those future cash flows. During 2002, we tested goodwill for impairment under newly enacted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. We determined no impairment existed at that time. An estimate of the net realizable value was determined for those businesses targeted for sale to determine whether we could expect to recover our investment from the sale of those businesses. Where the investment exceeded the fair value less costs to sell, an impairment charge was recorded for the deficiency, which totaled approximately $29.3 million in 2000 and $1.2 million in 2002.

        For the year 2001, the underperforming group represented 30% of funeral home revenue and 28% of field level cash flow, while the targeted for sale (and businesses actually sold or closed in 2001) group was 6% of funeral home revenues and 4% of cash flow. For the year 2002, the underperforming group represented 30% of the funeral home revenues and 28% of field level cash flow, while the businesses targeted for sale (and actually sold or closed in 2002) were 4% of funeral home revenues and 2% of cash flow. At December 31, 2002, the Company is actively marketing a certain number of the businesses for which we expect proceeds in the range of $7 million to $10 million.

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

        We conduct our funeral and cemetery operations only in the United States. Carriage's operations are divided into two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.

        FUNERAL HOME OPERATIONS.    As of December 31, 2002, Carriage operated 144 funeral homes in 29 states. Funeral home revenues accounted for approximately 76% and 77% of our net revenues for each of the years ended December 31, 2001 and 2002, respectively. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in service industries. Certain individuals were recruited from outside the industry bringing with them the best operating practices and multi-location portfolio leadership skills that have been proven successful in other service industries. See Note 15 to the consolidated financial statements for segment data related to funeral home operations.

        CEMETERY OPERATIONS.    As of December 31, 2002, we operated 30 cemeteries in 12 states. Cemetery revenues accounted for approximately 24% and 23% of our net revenues for each of the years ended December 31, 2001 and 2002, respectively. See Note 15 to the consolidated financial statements for segment data related to cemetery operations.

        PRENEED PROGRAMS.    In addition to sales of funeral merchandise and services, cemetery interment rights and cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services, in accordance with prices prevailing at the time the contract is signed, rather than when the products and services are delivered. Preneed contracts permit families to eliminate issues of making death care plans at the time of need and allow input from other family members before the death occurs.

        Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Proceeds from the sale of preneed funeral contracts, along with accumulated earnings, are not recognized as revenue until the time the funeral service is performed. Additionally, we generally earn a commission from the insurance company from the sale of insurance funded contracts. Although direct marketing costs and commissions incurred from the sale of preneed funeral contracts are a current use of cash, such costs are also deferred and amortized on an actuarial method to match the expected maturity of the preneed contracts. The commission income is recognized as revenue when the period of refund expires (generally one year) and helps us defray the costs we incur, which are primarily commissions we pay to our sales counselors.

        In addition to preneed funeral contracts, we also offer "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit a family to avoid issues of making death care plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at-need sale.

        Preneed cemetery sales are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. The interest rates generally range between 9% and 14%. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount has been collected. Merchandise and services revenue is recorded when delivery has occurred. Costs related to generating the preneed contracts and delivery of the products and services are recognized concurrent with the related revenue. We always receive an initial downpayment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale and periodically evaluated thereafter based upon historical experience.

        Carriage sold 5,459 and 5,674 preneed funeral contracts during the years ended December 31, 2001 and 2002, respectively. At December 31, 2002, we had a backlog of 63,402 preneed funeral contracts to be delivered in the future. Approximately 18% of the funeral revenues recognized during each of 2001 and 2002 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 61% and 55% of Carriage's net cemetery revenues for the year 2001 and the year 2002, respectively.

        As of December 31, 2002, we employed a staff of 272 advance-planning representatives for the sale of preneed products and services, which represents an increase of 24% since year-end 2001, but a reduction from the 290 employed at the end of 2000.

COMPETITION

        The operating environment in the death care industry has been highly competitive. Publicly traded companies are Service Corporation International, Alderwoods Group, Inc. (formerly known as The Loewen Group, Inc.), and Stewart Enterprises, Inc. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.

        Our funeral home and cemetery operations usually face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed an increase in new start-up competition in certain areas of the country, which in any one market have not been material but overall has impacted our profitability because of the high fixed cost nature of funeral homes. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.

        There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal service and low-end pricing. We also face competition from companies that market products and related information over the Internet and non-traditional casket stores in certain markets. We have felt relatively limited impact in our specific markets from these competitors to date.

TRUST FUNDS AND INSURANCE CONTRACTS

        GENERAL.    We have established a variety of trusts in connection with our funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by Carriage. We also use independent financial advisors to consult with us on investment policies and evaluate investment results.

        PRENEED FUNERAL TRUSTS AND INSURANCE CONTRACTS.    Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. The related assets and deferred revenue are reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers, was approximately $220 million and $235 million as of December 31, 2001 and 2002, respectively.

        PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS.    We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $40 million and $44 million as of December 31, 2001 and 2002, respectively.

        PERPETUAL CARE TRUSTS.    In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. The income from these perpetual care trusts provide the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balance is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $28.6 million and $27.8 million at December 31, 2001 and 2002, respectively.

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

        In November 2002, Senator Christopher Dodd introduced the Federal Death Care Inspection and Disclosure Act to enact and extend certain requirements of the FTC's Trade Rule on Funeral Industry Practices to create a private right of action (and statutory minimum damages) for enforcement in addition to the FTC's enforcement rights, to regulate preneed sales and contracts and to provide grants for state enforcement. Congressman Mark Foley introduced similar legislation in the House of Representatives. Key provisions of Senator Dodd's proposed bill include the creation of a position within the Department of Health and Human Services with responsibility to establish minimum standards for the handling and disposition of human remains, a mechanism to handle consumer complaints, the prohibition against unsolicited telephone and door-to-door direct offers to sell funeral goods and services, a requirement that a funeral provider state its affiliation with a publicly-traded company and a requirement for certain assurances on prepaid contracts to the consumer. This legislation did not pass in the 107th Congress, but we understand it will be re-introduced in the 108th Congress in 2003. We cannot predict the ultimate outcome of this or any proposed statutes or regulations.

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

        Our operations, including our preneed sales activities and the management and administration of preneed trust funds, are also subject to extensive regulation, supervision and licensing under numerous state laws and regulations. We believe that we are in substantial compliance with all such laws and regulations.

EMPLOYEES

        As of December 31, 2002, the Company and its subsidiaries employed 1,948 employees, of whom 1,042 were full-time and 906 part-time. Included in the total number of employees are 272 advance planning representatives. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

ITEM 2. PROPERTIES

        At December 31, 2002, we operated 144 funeral homes and 30 cemeteries in 29 states. Carriage owns the real estate and buildings for 74% of our funeral homes and leases facilities for the remaining 26%. Carriage owns 25 cemeteries and operates five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2002. Five funeral homes are operated in combination with cemeteries. The 30 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 107,000 and 123,000 at December 31, 2001 and 2002, respectively. In addition, approximately 635 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

        The following table sets forth certain information as of December 31, 2002, regarding Carriage's funeral homes and cemeteries by state:

	Number of Funeral Homes		Number of Cemeteries
State
	Owned	Leased(1)	Owned	Managed
Alabama	1	0	0	0
California	16	3	4	0
Connecticut	6	2	0	0
Florida	5	4	6	3
Georgia	3	2	0	0
Idaho	4	1	1	0
Illinois	0	6	1	0
Indiana	2	1	1	0
Iowa	2	0	0	0
Kansas	7	0	0	0
Kentucky	11	2	1	0
Maryland	0	1	0	0
Massachusetts	6	0	0	0
Michigan	3	2	0	0
Missouri	0	1	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	3	2	0	0
New Mexico	1	0	0	0
New York	2	1	0	0
North Carolina	1	2	1	0
Ohio	6	3	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	1	0	0
Texas	12	0	6	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	107	37	25	5

(1)
The leases, with respect to these funeral homes, have remaining terms ranging from one to fifteen years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.

        Carriage's corporate headquarters occupy approximately 32,500 square feet of leased office space in Houston, Texas. At December 31, 2002, we operated 637 vehicles, of which 626 are owned and 11 are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Carriage's Common Stock is traded on the New York Stock Exchange under the symbol "CSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2001	High	Low
First Quarter	$3.54	$1.31
Second Quarter	$6.11	$2.85
Third Quarter	$8.74	$4.90
Fourth Quarter	$6.90	$4.25
2002
First Quarter	$5.54	$4.64
Second Quarter	$5.10	$3.85
Third Quarter	$4.50	$2.90
Fourth Quarter	$4.65	$3.01

        As of March 3, 2003, there were 17,348,574 shares of Carriage's Common Stock outstanding. The Common Stock shares outstanding are held by approximately 260 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 4,700 beneficial owners of the Common Stock. During 2002, the Company's charter was amended to rename the Class A Common Stock as "Common Stock" and increase the total number of authorized shares of common stock from 50,000,000 to 80,000,000.

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

ITEM 6. SELECTED FINANCIAL DATA

        The income statement data presented hereunder for the years 1998 through 1999 was prepared using the accounting principles employed prior to the implementation of SAB 101 which was effective January 1, 2000.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues, net:
Funeral	$92,965	$125,264	$127,261	$124,284	$119,299
Cemetery	23,876	43,203	35,345	38,209	34,877

Total net revenues	116,841	168,467	162,606	162,493	154,176

Gross profit:
Funeral	28,036	35,539	26,891	31,471	34,374
Cemetery	6,288	10,945	5,285	8,824	8,714

Total gross profit	34,324	46,484	32,176	40,295	43,088
General and administrative expenses	7,581	9,265	10,256	8,698	10,841
Special charges and other	—	2,500	102,250	—	335

Operating income (loss)	26,743	34,719	(80,330)	31,597	31,912
Interest expense	(9,720)	(17,709)	(20,705)	(20,344)	(19,750)
Other income	—	2,000	—	—	—

Income (loss) before income taxes	17,023	19,010	(101,035)	11,253	12,162
Provision (benefit) for income taxes	7,490	8,323	(8,032)	2,251	(8,116)

Net income (loss) before cumulative effect of the change in accounting principle	9,533	10,687	(93,003)	9,002	20,278
Cumulative effect of the change in accounting, net	—	—	(38,993)	—	—
Net income (loss)	9,533	10,687	(131,996)	9,002	20,278
Preferred stock dividends	606	93	81	37	—

Net income (loss) available to common stockholders	$8,927	$10,594	$(132,077)	$8,965	20,278

Earnings (loss) per share
Basic:
Continuing operations	$.67	$.67	$(5.80)	$.54	$1.20
Cumulative effect of the change in accounting principle	—	—	(2.43)	—	—

Basic earnings (loss) per share	$.67	$.67	$(8.23)	$.54	$1.20

Diluted:
Continuing operations	$.65	$.66	$(5.80)	$.51	$1.16
Cumulative effect of the change in accounting principle	—	—	(2.43)	—	—

Diluted earnings (loss) per share	$.65	$.66	$(8.23)	$.51	$1.16

Pro forma amounts assuming the change in accounting is applied retroactively:
Income (loss) before cumulative effect of the change in accounting principle	$6,673	$6,078	$(93,003)	$9,002	$20,278
Basic earnings (loss) per share	$.46	$.38	$(5.80)	$.54	$1.20
Diluted earnings (loss) per share	$.44	$.37	$(5.80)	$.51	$1.16
Net income (loss)	$6,673	$5,878	$(131,996)	$9,002	$20,278
Basic earnings (loss) per share	$.46	$.36	$(8.23)	$.54	$1.20
Diluted earnings (loss) per share	$.44	$.36	$(8.23)	$.51	$1.16
Weighted average number of common and common equivalent shares outstanding:
Basic	13,315	15,875	16,056	16,696	16,973

Diluted	13,808	16,136	16,056	17,492	17,433

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	166	182	172	148	144
Cemeteries at end of period	27	41	38	30	30
Funeral services performed during period	16,881	22,869	23,150	21,547	20,676
Preneed funeral contracts sold	6,481	9,814	7,651	5,459	5,674
Backlog of preneed funeral contracts	57,185	83,754	89,391	64,947	63,402
Depreciation and amortization	$11,444	$16,992	$21,407	$16,968	$11,108

BALANCE SHEET DATA:
Total assets	$466,144	$539,590	$709,051	$699,902	$703,754
Working capital (deficit)	11,546	22,185	13,892	(1,006)	(1,598)
Long-term debt, net of current maturities	212,972	178,942	176,662	148,508	141,207
Redeemable preferred stock	1,673	91,026	91,100	90,058	90,193
Shareholders' equity	$200,394	$212,009	$77,237	$81,578	$98,091

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our business strategy is to emphasize increasing operating cash flow and improving profitability at each business location through strategies that carry out our culture of service and leadership excellence. We do not expect our strategy will require significant investments of new capital over the next two years. We plan to continue reducing our debt and improving our leverage ratios. Our focus is on continuing to improve our organizational leadership and quality of personnel. Successful execution during 2001 and 2002 has, in our view, positioned the Company as a leader in our industry and improved our financial flexibility. We expect to replace our revolving credit facility during 2003 and prior to its maturity in June 2004. We expect to resume selective acquisitions later in 2004.

        A reconciliation of the Company's revenues and earnings for the year ended December 31, 2001 to the year ended December 31, 2002 is as follows:

COMPARISON OF EARNINGS

YEAR ENDED DEC. 31, 2001 VS YEAR ENDED DEC. 31, 2002

	Revenue	Income Before Taxes	Net Income	Diluted Earnings Per Share
	(000's)
Reported Year Ended December 31, 2001	$162,493	$11,253	$9,002	$0.51
Adjustment of tax rate			(3,229)	(0.18)
Elimination of goodwill amortization per SFAS 142		4,467	4,467	0.25
Change in accounting for taxes related to goodwill			(572)	(0.03)

Year Ended December 31, 2001, as adjusted	$162,493	$15,720	$9,668	0.55
Properties disposed	(4,717)	(586)	(360)	(0.02)
Properties acquired	$717	$221	136	0.01
Lower preneed funeral commissions	(2,132)	(2,132)	(1,311)	(0.07)
Termination and tax project costs		(1,216)	(748)	(0.04)
Special charges and other		(335)	(206)	(0.01)
Lower interest expense		594	365	0.02
Lower depreciation and other amortization		2,125	1,307	0.07
Operating performance	(2,185)	(2,229)	(1,373)	(0.08)

Year Ended Dec. 31, 2002 excluding reversal of deferred tax valuation allowance	$154,176	$12,162	$7,478	$0.43
Reversal of deferred tax valuation allowance			12,800	$0.73

Reported Year Ended December 31, 2002	$154,176	$12,162	$20,278	$1.16

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of the consolidated financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be sustained consistently from year to year.

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are summarized in Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

        We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate". This method generally provides for the recognition of revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

        Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on our historical experience. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is typically one year after the policy is issued.

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

Deferred Obtaining Costs

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts. Effective October 1, 2001, we adopted an actuarial method that more closely matches the expected maturity of the preneed contracts. The effect of this change was to reduce expense in the fourth quarter of 2001 by approximately $0.5 million and for the year 2002 by approximately $1.8 million from that which would have been recorded using the prior amortization method.

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

        Pursuant to the implementation of SFAS No. 142 as discussed in the "Accounting Changes" section below, the Company no longer amortizes goodwill effective as of the beginning of 2002. Amortization of goodwill recorded during the years ended December 31, 2000 and 2001 totaled $5.7 million and $4.5 million, respectively.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, "Accounting for Income Taxes".

        For 2001, the Company had an effective financial statement tax rate of 20 percent, reflecting the benefit of previously unrecognized tax losses from prior periods related to the Fresh Start restructuring program. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000, the Company recorded a "valuation allowance" to offset these tax benefits until such time that it could be determined that the Company would be able to deduct them. Management determined in the first quarter of 2002 that it is more likely than not that the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company eliminated substantially all of the valuation allowance which resulted in a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share. The Company recorded income taxes at the effective rate of 38.5 percent in 2002, excluding the affect of the reversal of the deferred tax valuation allowance. Had the Company also used the 38.5 percent tax rate for the year ended December 31, 2001, net income for that period, including the related tax effect of the change in accounting for goodwill amortization discussed above, would have been lower by $3.2 million or $0.18 per diluted share.

        The Company has operating loss carryforwards for Federal and state income tax reporting purposes (See Note 10 to the consolidated financial statements).

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

ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

(a)
Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

	For the year ended December 31, 2000	For the year ended December 31, 2001
Income (loss) before taxes	$(95,372)	$15,720
Net income (loss)	(126,333)	13,469
Diluted earnings (loss) per share	$(7.87)	$0.77

        The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units, and no impairment was recorded at the implementation date of the new accounting standard. Goodwill acquired during 2002, included $1.0 million for performance-based contingent consideration payments on a prior year acquisition and $0.9 million for a funeral home acquisition in the second quarter of 2002.

(b)
Impairment of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be held and used or disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted

SFAS No. 144 in 2002 which had no effect on the Company's results of operations. See Note 4 to the consolidated financial statements for the restatement of the amounts classified as Assets Held for Sale.

(c)
Gains and Losses from Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

(d)
Costs Associated with Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.

(e)
Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company accounts for stock options and shares issued pursuant to its employee stock purchase plan under APB Opinion No. 25, under which no compensation expense is recognized in the Consolidated Statement of Operations. The difference between the two acceptable methods of accounting is disclosed in Note 11 to the consolidated financial statements.

(f)
Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The Company is currently evaluating FIN No. 46 to determine if its application would change the manner in which it accounts for preneed trusts. The provisions of this statement would be effective beginning with Carriage's third quarter of 2003.

SELECTED INCOME AND OPERATIONAL DATA

        The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2000	2001	2002
Total revenues, net	100.0%	100.0%	100.0%
Total gross profit	19.8	24.8	27.9
General and administrative expenses	6.3	5.4	7.0
Operating income, excluding special charges	13.5	19.4	20.9
Interest expense, net	12.7	12.5	12.8

        The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

	Year Ended December 31,
	2000	2001	2002
Funeral homes at beginning of period	182	172	148
Acquisitions or openings	1	2	2
Divestitures, mergers or closures of existing funeral homes	11	26	6

Funeral homes at end of period	172	148	144

Cemeteries at beginning of period	41	38	30
Acquisitions	1	—	—
Divestitures	4	8	—

Cemeteries at end of period	38	30	30

        The following is a discussion of Carriage's results of operations for 2000, 2001, and 2002. For purposes of this discussion, the Company's locations are in three groups, as a result of the annual stratification of our funeral home and cemetery portfolios. A "core" group, which represents approximately two-thirds of our revenues and cash flow, a second "underperforming" group, and a third group consisting of businesses that are "targeted for sale". The term "same-store" refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Funeral Home Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 2001 and 2002:

	Year Ended December 31,		Change
	2001	2002	Amount	Percent
	(dollars in thousands)
Location same-store revenues:
Core	$76,689	$77,134	$445	0.6%
Underperforming	34,914	35,127	213	0.6%
Targeted for sale	4,097	4,031	(66)	(1.6)%

Total same-store revenue	$115,700	$116,292	$592	0.5%
Acquired, sold and closed	4,914	1,469	(3,445)	*
Preneed insurance commissions revenue	3,670	1,538	(2,132)	(58.1)%

Total net revenues	$124,284	$119,299	$(4,985)	(4.0)%

Field EBITDA	$43,738	$41,933	$(1,805)	(4.1)%
Field EBITDA margin	36.3%	35.6%	(0.7)%	(1.9)%
Gross profit:
Same-store gross	$27,126	$32,546	$5,420	20.0%
Acquired, sold and closed	675	290	(385)	*
Preneed insurance commissions revenue	3,670	1,538	(2,132)	(58.1)%

Total gross profit	$31,471	$34,374	$2,903	9.2%

*
Not meaningful.

        Funeral same-store revenues for the year ended December 31, 2002 increased 0.5% when compared to the year ended December 31, 2001, as we experienced a decrease of 1.4% in the number of services and an increase of 1.9% in the average revenue per service for those existing operations. The decrease in the number of services compares favorably with the reported 1.6% decline in the national death rates for 2002. The increase in the average revenue per service, which equated to 1.9%, was hampered by an increase from 27% to 28% in the percentage of funeral services involving cremations, which generally have a lower sales value. The average revenue for cremation services increased 3.8% from year to year. The number of funeral services decreased 1.1% for the core group in comparing 2002 to 2001, and the average revenue per service for those existing locations increased 1.7% in comparing those same periods. The number of funeral services performed by the underperforming group decreased 2.0% while the average revenue per service increased 2.6% in comparing 2002 to 2001. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $1.5 million for 2002, as compared to $3.7 million for 2001, primarily due to nonrecurring commissions in the prior year period on the conversion of trust funded contracts to insurance funded contracts.

        Total funeral same-store gross profit for the year ended December 31, 2002 increased $5.4 million or 20% from the comparable year of 2001. The higher gross profit is primarily due to the elimination of goodwill amortization which totaled $4.5 million during the year ended December 31, 2001.

        Total funeral field EBITDA for the year ended December 31, 2002 decreased $1.8 million or 4.1% from the comparable prior year, the largest factor for which was the contribution associated with businesses we sold during 2001. As a percentage of revenue, the field EBITDA margin for the year ended December 31, 2002 of 35.6% declined 0.7% compared with the prior year period.

        Cemetery Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 2001 and 2002:

	Year ended December 31,		Change
	2001	2002	Amount	Percent
	(dollars in thousands)
Same-store revenues	$37,654	$34,877	$(2,777)	(7.4)%
Acquired or sold	555	0	(555)	*

Total net revenues	$38,209	$34,877	(3,332)	(8.7)%

Field EBITDA	$14,781	$13,505	$(1,276)	(8.6)%
Field EBITDA margin	38.7%	38.7%	—	—
Gross profit:
Same-store gross profit	$8,820	$8,691	$(129)	(1.5)%
Acquired or sold	4	23	19	*

Total gross profit	$8,824	$8,714	$(110)	(1.3)%

*
Not meaningful.

        Cemetery same-store net revenues for the year ended December 31, 2002 decreased $2.8 million, or 7.4%, over the year ended December 31, 2001, and cemetery same-store gross profit decreased $0.1 million, or 1.5%, over the comparable year of 2001. No cemetery locations were sold or discontinued in 2002. Sales of property merchandise and services on an at-need basis increased 4.0% from $13.3 million in 2001 to $13.8 million in 2002. Preneed cemetery sales have been negatively affected by the weak economy and internal challenges in restaffing the preneed sales group. In particular, we experienced a 15.0% decrease in preneed sales of interment and entombment sites from $12.2 million to $10.4, and a decrease of $0.4 million in finance charges earned on preneed receivables. Income from trust funds was substantially the same in both years. Total gross margin increased from 23.1% for the year ended December 31, 2001 to 25% for the year ended December 31, 2002. Gross margin in the current year period benefited by a lower bad debt experience.

Other

        General and administrative expenses for the year ended December 31, 2002 increased $2.1 million as compared to the year ended December 31, 2001. These expenses, as a percentage of net revenues, increased from 5.4% to 7.0% primarily because of a $0.7 million charge related to the termination of an employment agreement with a former officer and $0.5 million in professional fees incurred in connection with changes in tax accounting methods during 2002. Excluding these two unusual charges, general and administrative expenses totaled 6.2% of net revenues. Higher salaries and benefits accounted for the remaining increase in year-over-year expenses.

        Interest expense and other financing costs for the year ended December 31, 2002 declined slightly compared to the year ended December 31, 2001 primarily because average debt outstanding was less than the average debt outstanding in the same period for 2001. Additional amortization in the amount of $0.5 million was recorded in 2002 because of the reduction in the maximum principal available under the Company's revolving credit facility from $100 million to $75 million and paydowns on the senior notes.

Income Taxes

        The following table sets forth the components of the provision (benefit) of income taxes for the Company for the year ended December 31, 2002.

	Year Ended December 31, 2001		Year Ended December 31, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$2,251	20%	$4,684	38.5%
Reduction of deferred tax asset valuation allowance	—	—	(12,800)	(105.3)%

Total provision (benefit) for income taxes	$2,251	20%	$(8,116)	(66.8)%

        The Company has a net operating loss carryforward for Federal income tax purposes. See Note 10 to the consolidated financial statements. Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2003 and 2004.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

        Funeral Home Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 2000 and 2001:

	Year Ended December 31,		Change
	2000	2001	Amount	Percent
	(dollars in thousands)
Location same-store revenues:
Core	$76,462	$77,592	$1,130	1.5%
Underperforming	34,316	35,460	1,144	3.3%
Targeted for sale	3,710	3,923	213	5.7%

Total same-store revenue	$114,488	$116,975	$2,487	2.2%
Acquired, sold and discontinued	10,766	3,639	(7,127)	*
Preneed insurance commissions revenue	2,007	3,670	1,663	82.9%

Total revenues	$127,261	$124,284	$(2,977)	2.3%

Field EBITDA	$45,156	$43,738	$(1,418)	(3.1)%
Field EBITDA margin	36.1%	36.3%	0.2%	0.6%
Gross profit:
Same-store gross profit	$24,268	$27,185	$2,917	12.0%
Acquired, sold and discontinued	616	616	—	*
Preneed insurance commissions revenue	2,007	3,670	1,663	82.9%

Total gross profit	$26,891	$31,471	$4,580	17.0%

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

        Cemetery Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 2000 and 2001:

	Year ended December 31,		Change
	2000	2001	Amount	Percent
	(dollars in thousands)
Same-store revenue	$32,930	$36,531	$3,601	10.9%
Acquired or sold	2,415	1,678	(737)	*

Total revenues	$35,345	$38,209	$2,864	8.1%

Field EBITDA	$11,653	$14,781	$3,128	26.8%
Field EBITDA margin	33.0%	38.7%	5.7%	17.3%
Gross profit:
Same-store gross profit	$5,340	$8,321	$2,981	55.8%
Acquired or sold	(55)	503	558	*

Total gross profit	$5,285	$8,824	$3,539	67.0%

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $2.7 million at December 31, 2002 and at December 31, 2001. It is Carriage's practice to apply available cash balances against its revolving line of credit to minimize interest expense. If the Company needs cash for working capital or investment purposes, it can draw upon available capacity under its $75 million revolving line of credit, such availability being $44.9 million as of December 31, 2002. For the year ended December 31, 2002, cash provided by operations was $18.9 million as compared to $27.7 million for the year ended December 31, 2001. The higher level of cash provided by operations during 2001 was primarily due to $2.2 million in tax refunds received in 2001 and catch-up trust withdrawals in the 2001 period totaling $3.5 million that normally would have been withdrawn during the 2000 year. Cash used in investing activities was $6.0 million for the year ended December 31, 2002 compared to cash provided from investing activities in the amount of $6.8 million for December 31, 2001, the change being primarily due to the higher amount of proceeds from the sales of businesses during 2001 as compared to 2002. Cash used in financing activities was $13 million for the year ended December 31, 2002 compared to cash used in financing activities in the amount of $35 million for December 31, 2001, the change being primarily due to the higher amount of payments on debt in which funds were available from the sales of businesses during 2001 as compared to 2002.

Debt

        The Company's debt at December 31, 2002 totaled $149.1 million and consisted of $99.3 million in senior notes, a $75 million revolving credit facility ($29.0 million outstanding at December 31, 2002) and $20.8 million in acquisition indebtedness and capital lease obligations. The credit facility matures in 2004. The senior notes are unsecured, mature in traunches of $22.9 million in 2004, $54.1 million in 2006 and $22.3 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The senior note agreement additionally requires that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. These prepayments are made at par value. Prepayments were made in the amount of $8.0 million and $2.7 million during 2001 and 2002, respectively, related to the proceeds from sales of assets.

        The Company has a revolving credit facility with a group of banks. The credit facility is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. The Company met all financial covenants at December 31, 2002. Interest under the credit facility is provided at both LIBOR and prime rate options. As of December 31, 2002, the Company's debt to total capitalization was 44.2 percent as compared to 47.8 percent at December 31, 2001. During October 2002, management voluntarily reduced the capacity of the revolving line of credit from $100 million to $75 million to reduce bank fees on a portion that is not expected to be used. With the lower capacity, the Company has $44.9 million available to draw under the credit facility.

        We do not have any liquidity sources or financing arrangements with unconsolidated or limited purpose entities in which we may be economically or legally required or reasonably likely to fund losses of an unconsolidated, limited purpose entity, provide it with additional funding, issue securities pursuant to a call option held by that entity, purchase the entity's capital stock or assets, or otherwise may be financially affected by the performance or non-performance of an entity or counterparty to a transaction or arrangement. In particular, we do not expect to be required to fund any unrealized or realized losses in the preneed trust funds.

Preferred Stock

        As of December 31, 2000, we had 1,182,500 shares of Series D Preferred Stock issued and outstanding. During 2001, we redeemed 1,000,000 shares in a noncash exchange in connection with the sale of certain businesses to the holder of those shares at value of $1.00 per share. Effective December 31, 2001, we redeemed the remaining 182,500 shares at a redemption price of $1.00 per share.

        On June 3, 1999, the Company's subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, with a maturity of 30 years, resulting in approximately $90 million in net proceeds that are included in the Company's consolidated balance sheets as Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust. Dividends are tax deductible and may be deferred at our option for up to five years. For purposes of debt ratios, under our revolving credit and senior note agreements, the convertible preferred securities are treated as equity.

Significant Uses of Cash

        During 2000 the Company modified its approach to marketing preneed funeral contracts to: (1) emphasize insurance products over trust products; (2) eliminate the national and regional overhead management structure; and (3) outsource a significant portion of the administration. These changes significantly reduced the cash investment that has historically been required to generate this backlog of business. In 2000, $33.7 million of preneed funeral sales were generated for a cash outlay of $6.0 million. In 2001, $23.9 million of preneed funeral sales were generated for a cash outlay of $2.1 million. In 2002, $25.1 million of preneed sales were generated for a cash outlay of $1.9 million.

        During the twelve months ended December 31, 2002, the Company incurred approximately $6.0 million in capital expenditures, primarily related to refurbishing and improving funeral home facilities and construction of lawn crypts and mausoleums at cemeteries. The Company believes that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other ongoing operating requirements. During 2002, the Company spent approximately $1.1 million for the acquisition of two funeral homes. Other investing activities for 2002 included the final payment in the amount of $1.0 million related to a performance-based contingent purchase price payment. Acquisition spending during 2001 was limited to a performance-based contingent consideration payment on a prior year acquisition. The Company anticipates that the capital expenditures in 2003 will primarily be limited to those that are required to maintain the revenue capability of its existing businesses. It does not anticipate making significant capital expenditures to grow or enhance new revenue streams or acquire new businesses. Because future cash flows and the availability of financing are subject to a number of variables, there can be no assurance that the Company's capital resources will be sufficient to fund its capital needs. Additional debt and equity financings may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

Obligations and Commitments

        The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

			Payments By Period (in millions)
Contractual Obligations	Footnote Reference:	Total	2003	2004	2005	2006	2007	After 5 Years
Long-term debt	6	$143.5	$2.3	$54.0	$2.2	$56.3	$2.9	$25.8
Capital lease obligations	9	12.9	0.5	0.5	0.5	0.5	0.5	10.4
Operating leases	9	10.8	2.1	2.2	2.0	1.6	1.6	1.3
Noncompete agreements	9	5.1	1.7	1.3	0.9	0.6	0.3	0.3

Total contractual cash obligations		$172.3	$6.6	$58.0	$5.6	$59.0	$5.3	$37.8

RELATED PARTY TRANSACTIONS

        Two of the Company's directors are prior owners of previously unrelated businesses that Carriage acquired in 1997. As an incentive, the Company entered into arrangements with the directors to pay them 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2008, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the directors to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two directors totaled $117,000, $135,000 and $120,000 for the years 2000, 2001 and 2002, respectively.

        In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $524,107 and $47,673 during the years 2000 and 2001, respectively. The final contingent purchase price payment of $1,040,442 was paid in March 2002, of which $572,243 was paid to the director.

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

INFLATION

        Inflation has not had a significant impact on the results of Carriage's operations.

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may", "will", "estimate", "intend", "believe", "expect", "project", "forecast", "plan", "anticipate" and other similar words.

CAUTIONARY STATEMENTS

        We caution readers that the following important factors, among others, in some cases have affected, and in the future, could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements above and in any other forward-looking statements made by us or on our behalf.

RISKS RELATED TO OUR BUSINESS

Earnings from and principal of trust funds and insurance contracts could be reduced by changes in stock and bond prices and interest and dividend rates.

        Earnings and investment gains and losses on trust funds and insurance contracts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales and maturities, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and insurance contracts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial condition. As of December 31,

2002, net unrealized depreciation in the funeral, cemetery merchandise and perpetual care trust funds amounted to $3.5 million, $2.8 million and $0.6 million, respectively. See Note 1 in our consolidated financial statements.

        Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record the expected loss currently. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings to be recognized when we deliver the underlying product or service. Accordingly, if current market conditions do not improve, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial condition and results of operations. (See Note 1.)

Increased costs may have a negative impact on earnings and cash flows.

        Cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2003 plan assumes that we will be successful in increasing revenues at a rate that is greater than the growth in the cost of sales. Although we believe we can achieve that goal, we can give no assurance that we will be successful in doing so in 2003.

        We expect insurance costs, in particular, to increase substantially in 2003. The terrorist attacks in the United States on September 11, 2001 and related subsequent events have resulted in higher insurance premiums. The volume of claims made in such a short span of time resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity markets due to recent economic conditions. While our insurance costs are expected to increase materially, the actual increase in insurance costs cannot be predicted.

Our ability to achieve our debt reduction targets and to service our debt in the future depends upon our ability to generate sufficient cash, which depends on many factors, some of which are beyond our control.

        Our ability to achieve our debt reduction targets in the time frame projected by us depends upon our ability to generate sufficient cash from two main sources: (1) disposing of underperforming assets and locations, and (2) our ongoing operations. We expect to generate cash proceeds from disposing of assets and locations which depends upon our ability to negotiate transactions on acceptable terms and conditions with qualified buyers who can obtain third party financing. Our ability to generate cash flow from operations depends upon, among other things, the number of deaths in our markets, competition, the level of preneed sales and their maturities, our ability to control our costs, stock and bond market conditions, and general economic, financial and regulatory factors, most of which is beyond our control.

We may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share.

        In an effort to increase cash flow, we modified our preneed sales strategies early in fiscal year 2000 by increasing finance charges, requiring larger down payments and shortening installment payment terms. We also changed the compensation structure for our preneed sales force. These changes, and the accompanying sales force attrition and adverse impact on sales force morale, caused preneed sales to decline. Although we do not anticipate making further significant changes in these areas, we may decide that further adjustments are advisable, which could cause additional declines in preneed sales. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

Increased preneed sales may have a negative impact on cash flow.

        Preneed sales of cemetery property and funeral and cemetery products and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust or escrow and the terms of the particular contract such as the size of the down payment required and the length of the contract. In fiscal year 2000, we changed the terms and conditions of preneed sales contracts and commissions and moderated our preneed sales effort in order to reduce the initial negative impact on cash flow. Nevertheless, we will continue to invest a portion of cash flow in preneed acquisition costs, which reduces cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced, and our ability to service debt could be adversely affected.

Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

        Our funeral home and cemetery operations generally face intense competition in local markets that typically are served by numerous funeral homes and cemetery firms. We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. In the past, this price competition has resulted in losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and the backlog.

Increased advertising or better marketing by competitors, or increased activity by competitors offering products or services over the Internet, could cause us to lose market share and revenues or cause us to incur increased costs in order to retain or recapture our market share.

        In recent years, marketing through television, radio and print advertising, direct mailings and personal sales calls has increased with respect to the sales of preneed funeral services. Extensive advertising or effective marketing by competitors in local markets could cause us to lose market share and revenues or cause us to increase marketing costs. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue or to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market share to competitors offering to sell products or services over the Internet.

Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

        As of December 31, 2002, $29 million of our long-term debt was subject to variable interest rates, although that amount was fixed pursuant to the terms of interest rate swaps expiring in May 2003. Accordingly, any significant increase in interest rates, could increase our interest costs on our variable-rate long-term debt, which could decrease our net income and earnings per share.

Covenant restrictions under our revolving credit facility and senior notes limit our flexibility in operating our business.

        Our revolving credit facility and the senior notes contain, among other things, covenants that limit, among other things, our ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. We must also stay within specified limits of financial ratios, such as a debt-to-capital ratio, debt-to-EBITDA ratio, and fixed charge coverage ratio.

        Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants. A breach of any of those covenants could result in a default allowing the lenders to declare all amounts immediately due and payable.

Our projections for 2003 include adjustments to earnings and cash flow for estimated disposition activity. Several important factors, among others, may affect our ability to consummate dispositions.

        Our projections for 2003 include adjustments to earnings and cash flow for estimated disposition activity. The actual level of disposition activity, if any, will depend not only on the number of properties sold, but also on the size of the businesses sold. Several important factors, among others, may affect our ability to consummate sales. We may not be able to find a sufficient number of buyers at prices we are willing to sell.

RISKS RELATED TO THE DEATH CARE INDUSTRY

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

        Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although studies estimate that the number of deaths in the United States will increase by approximately 1 percent per year to 2010, longer lifespans could reduce the rate of deaths, and appear to be doing so currently. For example, data obtained from the Centers for Disease Control and Prevention ("CDC") indicate a decrease in deaths in the United States of 1.6 percent during our fiscal year ended December 31, 2002, compared to the same period in the prior year. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

        Our comparisons of the change in the number of families served to the change in the number of deaths reported by the CDC from time to time may not necessarily be meaningful. The CDC receives weekly mortality reports from 122 cities and metropolitan areas in the United States within two to three weeks from the date of death and reports the total number of deaths occurring in these areas each week based on the reports received from state health departments. The comparability of our funeral calls to the CDC data is limited, as reports from the state health departments are often delayed, and the 122 cities reporting to the CDC are not necessarily comparable with the markets in which we operate. Nonetheless, we believe that the CDC data is the most comprehensive data of this kind available.

The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, lesser profit margins than traditional funerals.

        Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 40 percent of the United States burial market by the year 2010, compared to 28 percent in 2002. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

        Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. During the last three years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

Because the funeral and cemetery businesses are high fixed-cost businesses, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.

        Companies in the funeral home and cemetery business must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenues.

Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

        The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities, regardless of the merit thereof.

        In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. As discussed in Item 1 under the heading "Regulation," Senator Dodd has recently proposed legislation that, if adopted, would more heavily regulate the death care industry. If adopted, this bill could result in an increase in our costs. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see "Regulation."

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

        Carriage is currently exposed to market risk from changes in interest rates. Our variable rate long-term borrowings primarily consist of the $29 million outstanding under our $75 million floating rate line of credit maturing in 2004. Any change in the floating rate will cause a change in interest expense. We seek to minimize the risk that interest rates will increase by entering into interest rate swap transactions. As of December 31, 2002, we were engaged in two interest rate swaps in which we exchange the floating rate payments for fixed rate payments at 90-day intervals. The interest rate swaps have a combined notional amount of $30 million, mature in May 2003, and have a weighted average fixed rate of 5.5475% and a negative fair value of $0.4 million at December 31, 2002. The fair values of the swaps are recorded as a liability in the balance sheet at December 31, 2002. Any decrease in market interest rates, assuming all other things being equal, causes the fair value of our interest rate swaps to decrease. The remainder of Carriage's long-term debt and leases consist of non-interest bearing notes and fixed rate instruments. Any increase in market interest rates causes the fair value of those liabilities to decrease.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this Item 8 are incorporated under Item 15 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the registrant's definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after the end of the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the registrant's definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference to the registrant's definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the registrant's definitive proxy statement relating to its 2003 annual meeting of shareholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on their most recent evaluation, which was completed within 90 days of the filing of this annual report, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures (as defined Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. Our Chief Executive Officer and Chief Financial Officer have attached certifications to this annual report immediately following the signatures to this annual report that should be read in connection with this Item 14. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 FINANCIAL STATEMENTS

        The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

(a) 2 FINANCIAL STATEMENT SCHEDULES

        The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Public Accountants on Financial Statement Schedule	74
Report of Independent Public Accountants on Financial Statement Schedule	75
Financial Statement Schedule II—Valuation and Qualifying Accounts	76

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.
3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.
3.4	Certificate of Designation of the Company's Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company's Form 8-A filed December 29, 2000.
3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for its year ended December 31, 2001.
4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company's Form S-3 Registration Statement No. 333-84141.
4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company's Form S-3 Registration Statement No. 333-84141.
4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company's Form S-3 Registration Statement No. 333-84141.
4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company's Form S-3 Registration Statement No. 333-84141.
4.5	Form of the Company's Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 333-84141.
4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company's Form S-3 Registration Statement No. 333-84141.
4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company's Form S-3 Registration Statement No. 333-84141.
4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company's Form S-3 Registration Statement No. 333-84141.
4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed December 29, 2000.
10.1	Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated June 14, 1999. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1999.
10.2	Registration Rights Agreement, dated June 3, 1999, by and among Carriage Services Capital Trust, Carriage Services, Inc. and Credit Suisse First Boston Corporation. (10.1)
10.3	Amendment No. 1 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated July 1, 1999. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.
10.4	Amendment No. 2 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated September 20, 1999. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.
10.5	Amendment No. 3 to Credit Agreement among the Company, Bank of America, N.A. and the other lenders named therein dated September 15, 2000. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2000.

10.6	Note Purchase Agreement dated July 1, 1999, for Senior Notes Issuable in Series. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.
10.7	Amendment No. 1 to Note Purchase Agreement dated November 6, 2000. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2000.
10.8	Amended and Restated 1995 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.9	Amendment No. 2 to 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8 Registration Statement No. 333-85961.
10.10	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.11	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form S-8 Registration Statement No. 333-85961.
10.12	Amended and Restated 1996 Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.13	Amendment No. 1 to 1996 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form S-8 Registration Statement No. 333-85961.
10.14	Amendment No. 2 to 1996 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Form S-8 Registration Statement No. 333-85961.
10.15	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8 Registration Statement No. 333-62593.
10.16	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.
10.17	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.18	Indemnity Agreement with Jay D. Dodds dated December 18, 2000. Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.19	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.20	Indemnity Agreement with Greg M. Brudnicki dated December 18, 2000. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.21	Indemnity Agreement with Stuart W. Stedman dated December 18, 2000. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.22	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.23	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.24	Employment Agreement with Mark F. Wilson dated January 1, 2001. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.25	Employment Agreement with Greg M. Brudnicki dated January 1, 2001. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.26	Employment Agreement with Jay D. Dodds dated November 8, 1999. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.27	Employment Agreement with James J. Benard dated January 1, 2001. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.
10.28	Employment Agreement with Mark Groeneman dated January 1, 2000. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.
10.29	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2002.
10.30	Separation Agreement and Release for Thomas C. Livengood dated July 31, 2002. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.31	Consulting Agreement with Thomas C. Livengood dated August 1, 2002. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.32	Employment Agreement with Joseph Saporito, III dated September 16, 2002. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.33	Letter to Bank of America reducing capacity of revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
*12	Calculation of Ratio of Earnings to Fixed Charges.
*21.1	Subsidiaries of the Company.
*23.1	Consent of KPMG LLP.
*99.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Filed herewith.

(b) REPORTS ON FORM 8-K

        None.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON                        .

CARRIAGE SERVICES, INC.
By:	/s/ MELVIN C. PAYNE Melvin C. Payne Chairman of the Board, Chief Executive Officer, and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ MELVIN C. PAYNE Melvin C. Payne	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2003
/s/ JOSEPH SAPORITO Joseph Saporito	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2003
/s/ MARK F. WILSON Mark F. Wilson	Director	March 27, 2003
/s/ GREG M. BRUDNICKI Greg M. Brudnicki	Director	March 27, 2003
/s/ VINCENT D. FOSTER Vincent D. Foster	Director	March 27, 2003
/s/ STUART W. STEDMAN Stuart W. Stedman	Director	March 27, 2003
/s/ RONALD A. ERICKSON Ronald A. Erickson	Director	March 27, 2003

CERTIFICATIONS

I, Melvin C. Payne, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carriage Services Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ MELVIN C. PAYNE Melvin C. Payne Chairman of the Board, President and Chief Executive Officer

I, Joseph Saporito, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Carriage Services Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ JOSEPH SAPORITO Joseph Saporito Senior Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors Carriage Services, Inc.:

        We have audited the 2002 consolidated financial statements of Carriage Services, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Carriage Services, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision discussed in Note 1 and the restatement described in Note 3 to the consolidated financial statements, in their report dated March 10, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and its method of reporting assets held for sale as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

        As discussed in Note 3, the 2001 consolidated balance sheet has been restated to conform to the requirements of Statement of Financial Accounting Standards No. 144. We audited the reclassification adjustment described in Note 3 that was applied to restate the 2001 consolidated balance sheet to reflect the assets and liabilities held for sale on a gross rather than net basis. In our opinion, such reclassification adjustment is appropriate and has been properly applied to the 2001 consolidated balance sheet that was audited by other auditors. As discussed in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Carriage Services, Inc. other than with respect to such reclassification adjustment and the transitional disclosures discussed above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Houston, Texas
February 20, 2003

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2002

1.
This report is a copy of a previously issued report (see Page 37 of Carriage Services, Inc.'s Annual Report for December 31, 2001 on Form 10-K).

2.
The predecessor auditor has not reissued this report.

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,744	$2,702
Accounts receivable-
Trade, net of allowance for doubtful accounts of $3,515 in 2001 and $2,844 in 2002	15,660	14,640
Other	773	746

	16,433	15,386
Assets held for sale	28,107	—
Inventories and other current assets	6,983	8,777

Total current assets	54,267	26,865

Property, plant and equipment, at cost net of accumulated depreciation of $24,176 in 2001 and $30,449 in 2002	114,217	114,002
Cemetery property	61,630	64,570
Goodwill	160,576	161,095
Deferred charges and other non-current assets	49,159	57,910
Preneed funeral contracts	219,975	235,347
Preneed cemetery merchandise and service trust funds	40,078	43,965

Total assets	$699,902	$703,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,965	$26,115
Current portion of long-term debt and obligations under capital leases	2,488	2,348
Liabilities related to assets held for sale	25,820	—

Total current liabilities	55,273	28,463
Deferred cemetery revenue and preneed liabilities	89,803	96,794
Deferred preneed funeral contracts revenue	229,380	243,067
Long-term debt, net of current portion	148,508	141,207
Obligations under capital leases, net of current portion	5,093	5,539

Total liabilities	528,057	515,070

Commitments and contingencies
Minority interest in consolidated subsidiary	209	400
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,058	90,193
Stockholders' equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,075,000 issued and outstanding in 2002	—	171
Class A Common Stock, $.01 par value; 40,000,000 shares authorized; 16,811,000 issued and outstanding in 2001	168	—
Contributed capital	189,449	185,100
Accumulated deficit	(107,193)	(86,915)
Unrealized loss on interest rate swaps, net of tax benefit	(846)	(265)

Total stockholders' equity	81,578	98,091

Total liabilities and stockholders' equity	$699,902	$703,754

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2000	2001	2002
Revenues, net
Funeral	$127,261	$124,284	$119,299
Cemetery	35,345	38,209	34,877

	162,606	162,493	154,176
Costs and expenses
Funeral	100,370	92,813	84,925
Cemetery	30,060	29,385	26,163

	130,430	122,198	111,088

Gross profit	32,176	40,295	43,088
General and administrative expenses	10,256	8,698	10,841
Special charges and other	102,250	—	335

Operating income (loss)	(80,330)	31,597	31,912
Interest expense	(14,052)	(13,579)	(13,053)
Financing costs of company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	(6,653)	(6,765)	(6,697)

Income (loss) before income taxes and cumulative effect of the change in accounting principle	(101,035)	11,253	12,162
Provision (benefit) for income taxes	(8,032)	2,251	(8,116)

Net income (loss) before cumulative effect of the change in accounting principle	(93,003)	9,002	20,278
Cumulative effect on prior year of the change in accounting principle, net of income tax benefit of $20,755	(38,993)	—	—

Net income (loss)	(131,996)	9,002	20,278
Preferred stock dividend requirements	81	37	—

Net income (loss) available to common stockholders	$(132,077)	$8,965	$20,278

Basic earnings (loss) per share:
Net income (loss) before cumulative effect of the change in accounting principle	$(5.80)	$.54	$1.20
Cumulative effect of the change in accounting principle, net	(2.43)	—	—

Net income (loss)	$(8.23)	$.54	$1.20

Diluted earnings (loss) per share:
Net income (loss) before cumulative effect of the change in accounting principle	$(5.80)	$.51	$1.16
Cumulative effect of the change in accounting principle, net	(2.43)	—	—

Net income (loss)	$(8.23)	$.51	$1.16

Weighted average number of common and common equivalent shares outstanding
Basic	16,056	16,696	16,973

Diluted	16,056	17,492	17,433

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2000	2001	2002
Net income (loss)	$(131,996)	$9,002	$20,278
Other comprehensive loss:
Cumulative effect on prior years of the change in accounting principle, net of income tax benefit of $1	—	1	—
Unrealized gain (loss) on interest rate swaps arising during period	—	(1,059)	394
Related income tax benefit (provision)	—	212	(145)
Amortization of accumulated unrealized loss on interest rate swap	—	—	332

Total other comprehensive income (loss)	—	(846)	581

Comprehensive income (loss)	$(131,996)	$8,156	$20,859

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Shares	Common Stock	Contributed Capital	Retained Earnings (Deficit)	Comprehensive Income (Loss)	Total
Balance—December 31, 1999	15,942	$159	$195,931	$15,919	—	$212,009
Net loss—2000	—	—	—	(131,996)	—	(131,996)
Issuance of common stock	250	2	669	—	—	671
Purchase and retirement of treasury stock	(46)	—	(69)	—	—	(69)
Payment of contingent stock price guarantees	—	—	(3,297)	—	—	(3,297)
Preferred stock dividends	—	—	—	(81)	—	(81)

Balance—December 31, 2000	16,146	161	193,234	(116,158)	—	77,237
Net income—2001	—	—	—	9,002	—	9,002
Issuance of common stock	563	6	690	—	—	696
Exercise of stock options	102	1	460	—	—	461
Payment of contingent stock price guarantees	—	—	(4,935)	—	—	(4,935)
Unrealized loss on interest rate swaps, net of tax benefit	—	—	—	—	(846)	(846)
Preferred stock dividends	—	—	—	(37)	—	(37)

Balance—December 31, 2001	16,811	168	189,449	(107,193)	(846)	81,578
Net income—2002	—	—	—	20,278	—	20,278
Issuance of common stock	97	1	789	—	—	790
Exercise of stock options	167	2	148	—	—	150
Payment of contingent stock price guarantees	—	—	(5,286)	—	—	(5,286)
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	581	581

Balance—December 31, 2002	17,075	$171	$185,100	$(86,915)	$(265)	$98,091

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(131,996)	$9,002	$20,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of the change in accounting principle, net of tax benefit	38,993	—	—
Depreciation and amortization	21,407	16,968	11,108
Loss (gain) on sale of business assets	5,676	(187)	(778)
Impairment of assets	86,095	—	1,180
Provision for losses on accounts receivable	5,737	4,030	1,018
Deferred income taxes (benefit)	(6,289)	4,221	(7,003)
Other	—	180	11
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(8,960)	(1,992)	1,758
(Increase) decrease in inventories and other current assets	2,978	1,557	(1,715)
(Increase) decrease in deferred charges and other	2	(261)	32
Increase in preneed funeral and cemetery costs	(10,218)	(3,918)	(4,136)
Increase in preneed cemetery trust funds	(15,827)	(4,530)	(2,791)
Increase (decrease) in accounts payable and accrued liabilities	3,440	(4,933)	(3,906)
Income tax refunds, net	4,724	4,541	1,600
Increase in deferred revenue and preneed liabilities	21,164	3,071	2,289

Net cash provided by operating activities	16,926	27,749	18,945
Cash flows from investing activities:
Purchase of note receivable	(566)	—	—
Acquisitions, net of cash acquired	(1,983)	(212)	(2,160)
Proceeds from sale of business assets	4,846	11,878	1,987
Sale of minority interest in subsidiary	—	200	200
Capital expenditures	(10,547)	(5,046)	(6,034)

Net cash provided by (used in) investing activities	(8,250)	6,820	(6,007)
Cash flows from financing activities:
Net payments under bank lines of credit	(1,125)	(17,000)	(3,000)
Proceeds from long-term debt	38,199	—	—
Payments on long-term debt and obligations under capital leases	(39,587)	(13,760)	(5,225)
Proceeds from sale of interest rate swap	650	—	—
Payment of contingent stock price guarantees	(3,297)	(4,935)	(5,286)
Proceeds from issuance of common stock	671	236	381
Payment of debt modification fees	(3,275)	—	—
Payment of preferred stock dividends	(81)	(37)	—
Proceeds from exercise of stock options	—	461	150
Purchase and retirement of treasury stock	(69)	—	—
Other	(69)	—	—

Net cash used in financing activities	(7,983)	(35,035)	(12,980)
Net increase (decrease) in cash and cash equivalents	693	(466)	(42)
Cash and cash equivalents at beginning of year	2,517	3,210	2,744

Cash and cash equivalents at end of year	$3,210	$2,744	$2,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,331	$18,388	$19,153

Cash paid for income taxes	$678	$473	$300

Non-cash consideration for acquisitions	$2,650	$—	$—

Stock issued to directors or officers	$—	$438	$67

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

        Carriage Services, Inc. ("Carriage" or the "Company") was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 144 funeral homes and 30 cemeteries in 29 states. Carriage provides a complete range of preneed and at-need services and products related to funerals, burials and cremations.

Principles of Consolidation and Basis of Presentation

        The financial statements include the consolidated financial statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

        The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the changes in accounting principle discussed in Notes 2 and 3 as of January 1, 2000. Such changes in accounting principle were adopted pursuant to new pronouncements issued by accounting standards setters. Note 2 describes a significant cumulative effect of a change that was recorded in 2000 related to revenue recognition.

Funeral and Cemetery Operations

        We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in the period in which the customer's cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

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

        Net trade accounts receivable consists of approximately $8.6 million and $8.6 million of funeral receivables and approximately $7.0 million and $6.0 million of current cemetery receivables at December 31, 2001 and 2002, respectively. Non-current cemetery receivables, those payable after one year, are classified as deferred charges and other non-current assets. The non-current cemetery accounts receivable balances, net of amounts in assets held for sale in 2001, were approximately $16.6 million and $15.6 million at December 31, 2001 and 2002, respectively (see Note 5).

Preneed Funeral Contracts

        Cash proceeds from preneed funeral sales are deposited to a trust or used to purchase a third-party insurance product. Unperformed guaranteed preneed funeral contracts are included in the consolidated balance sheets as preneed funeral contracts. The balance in this asset account represents amounts due from customer receivables and third-party insurance companies, and the amounts deposited with the trustee and the accumulated earnings on these deposits. A corresponding credit is recorded to deferred preneed funeral contracts revenue. The funeral revenue is not recorded until the service is performed. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed.

        In the opinion of management, the proceeds from the funeral trust assets or the insurance policy at the time the preneed policy matures will exceed the estimated future cost to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.

        The components of preneed funeral contracts in the consolidated balance sheet at December 31 are as follows (in thousands):

	2001	2002
Receivables from customers	$24,576	$20,160
Due from insurance companies	146,074	151,232
Preneed funeral trust funds	89,902	90,708
Less: allowance for cancellation	(26,670)	(26,753)
Less: amounts included in Assets held for sale, net	(13,907)	—

	$219,975	$235,347

        The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements. The cost basis includes interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2001:
Cash and cash equivalents	$19,235	$19,235
Fixed income investment contracts	33,032	33,266
Mutual funds and stocks	17,403	16,639
Annuities	20,232	20,232

Total	$89,902	$89,372

As of December 31, 2002:
Cash and cash equivalents	$18,215	$18,215
Fixed income investment contracts	32,892	33,825
Mutual funds and stocks	19,938	15,499
Annuities	19,663	19,663

Total	$90,708	$87,202

Preneed Cemetery Merchandise and Service Trust Funds

        Carriage is also generally required, by certain states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn upon maturity (usually the death of the purchaser) or the cancellation of the contracts. Trust fund investment income is recorded to deferred revenue as trust earnings accrue in the trusts, and recognized in current revenues in the period the service is performed or merchandise delivered. Merchandise and service trust fund balances were comprised of the following at December 31, 2001 and 2002, respectively:

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2001:
Cash and cash equivalents	$4,195	$4,195
Fixed income investment contracts	19,159	19,741
Mutual funds and stocks	16,724	15,735

Total	$40,078	$39,671

As of December 31, 2002:
Cash and cash equivalents	$6,480	$6,480
Fixed income investment contracts	18,572	19,578
Mutual funds and stocks	18,913	15,115

Total	$43,965	$41,173

Perpetual and Memorial Care Trust

        In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust fund is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue when realized by the trust. The perpetual and memorial care trust assets were approximately $28.6 million and $27.8 million at December 31, 2001 and 2002, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. The Company does not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying consolidated balance sheets.

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

Derivative Financial Securities

        Carriage entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements are agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The differential paid or received is recognized as an adjustment to interest expense. The Company does not hold or issue financial instruments for trading purposes.

        The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", for which the effective date was deferred to years beginning after June 15, 2000 by SFAS No. 137, and amended by SFAS No. 138 to establish accounting and financial reporting standards for certain derivative instruments and certain hedging activities. The key provisions of SFAS No. 133, as amended, are that every derivative will be recognized as an asset or liability at its fair value and that later changes in fair value are generally reported in earnings or other comprehensive income. The swaps, which were carried off-balance sheet prior to 2001, were recorded as an asset when the Company implemented SFAS No. 133 January 1, 2001. As interest rates change, the value of the interest rate swaps change. The recorded value of the interest rate swaps is adjusted on the balance sheet through other comprehensive income for swaps that are designated as hedges and through current earnings for swaps that are not designated as hedges.

Goodwill and Other Intangible Assets

        Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Such amounts were amortized over 40 years using the straight-line method in years prior to 2002.

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

        The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units (aggregated geographically) for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis. See Note 3 for transitional disclosures required by SFAS No. 142.

Inventory

        Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest was approximately $298,000 and $184,000 in 2001 and 2002, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

        Property, plant and equipment were comprised of the following at December 31, 2001 and 2002:

	2001	2002
	(in thousands)
Property, plant and equipment, at cost:
Land	$28,494	$27,292
Buildings and improvements	91,444	83,744
Furniture, equipment and automobiles	31,426	33,415

	151,364	144,451
Less: accumulated depreciation before assets held for sale adjustment	(25,837)	(30,449)

	125,527	114,002
Less: amounts included in assets held for sale, net	(11,310)	—

	$114,217	$114,002

        During 2000, 2001 and 2002, the Company recorded $7,142,000, $6,335,000 and $6,566,000, respectively, in depreciation expense in the accompanying consolidated statements of operations.

        Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, "Accounting for Income Taxes", (see Note 10).

Employee Stock Options and Employee Stock Purchase Plan

        The Company has issued stock options to its employees. Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount. The Company accounts for stock-based compensation under APB Opinion No. 25, using a method which recognizes no compensation expense in the Consolidated Statement of Operations. An alternative method of accounting for stock-based compensation is prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation", for which compensation expense would be recorded. Had compensation cost for these plans been determined consistent with SFAS No. 123, net income and income per share would have been the following pro forma amounts:

	Year ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders:
As reported	$(132,077)	$8,965	$20,278
Pro forma	(133,522)	8,201	19,544
Net income (loss) per share available to common stockholders:
Basic
As reported	(8.23)	.54	1.20
Pro forma	(8.32)	.49	1.15
Diluted
As reported	(8.23)	.51	1.16
Pro forma	(8.32)	.47	1.12

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.

Computation of Earnings Per Common Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares have consisted of stock options and convertible preferred stock (see Note 14).

Fair Value of Financial Instruments

        Carriage believes that the carrying value approximates fair value for cash and cash equivalents. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of our fixed rate debt approximates fair value. Management estimates that the fair values of the company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust at December 31, 2001 and 2002 were approximately $54 million and $51 million, respectively, based on available broker quotes.

Use of Estimates

        The preparation of the consolidated financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment, deferred tax assets and marketable securities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be sustained consistently from year to year.

2. 2000 ACCOUNTING PRINCIPLE CHANGE

Preneed Revenues and Costs

        In December 1999, the Securities and Exchange Commission issued SAB 101. This SAB deals with various revenue recognition issues; certain ones of which are pertinent to the death care industry. As a result, Carriage changed our method of recognizing preneed revenues and certain related costs of originating preneed cemetery contracts as of the beginning of 2000.

        Previously, Carriage had recognized sales of cemetery interment rights, together with associated merchandise and services as revenues at the time contracts were signed. Costs related to the sales of interment rights were charged to operations using the specific identification method. The costs for cemetery merchandise and services sold, but not delivered, were previously accrued as an expense at the time the cemetery revenue was recognized. Similarly trust income on cemetery merchandise and service trusts was previously recognized when earned by the trust.

        Under the new accounting principle, the Company follows SFAS No. 66, "Accounting for Sales of Real Estate", in recognizing the revenue from the sales of cemetery interment rights. This method is generally characterized by recognizing the sale in the period when the customer's payments equal or exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues and costs related to the sales of cemetery merchandise and services, and earnings from the related trust funds, are deferred until the period in which the merchandise is delivered or the service is provided.

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

3. 2002 ACCOUNTING PRINCIPLE CHANGES

Goodwill

        The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis. The Company performed a review of goodwill during the first quarter of 2002 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units and no impairment was recorded at the implementation date of the new accounting standard.

        Had the adoption of SFAS No. 142 occurred at the beginning of 2000, costs and expenses would have been reduced by $5.7 million and $4.5 million for 2000 and 2001, respectively, and the results for those preceding years would have been as follows (in thousands, except per share amounts):

	For the year ended December 31, 2000	For the year ended December 31, 2001
Income before taxes	$(95,372)	$15,720
Net income (loss)	(126,333)	13,469
Diluted earnings (loss) per share	$(7.87)	$0.77

        Goodwill acquired during the year ended December 31, 2002, included $1.0 million for performance-based contingent consideration payments on a prior year acquisition and $0.9 million related to the acquisition of two funeral homes in the second quarter of 2002.

Impairment of Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of the beginning of 2002. The effects of adopting SFAS. No. 144 were that the businesses that Carriage intends to sell no longer met the criteria to be classified as "assets held for sale", and the 2001 balance sheet, which previously presented the assets and liabilities of the businesses held for sale on a net basis, was restated to present those assets and liabilities separately.

4. ASSETS HELD FOR SALE

        During the latter half of 2000, management identified certain businesses and other assets to be sold as part of the Company's Fresh Start initiative (a multi-element restructuring program which was intended to improve financial and operating performance). The carrying value of the net assets of those businesses and other assets has been reduced to management's estimate of fair value less estimated costs to sell. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. Since the beginning of this initiative, the Company has sold or closed 32 funeral homes, 12 cemeteries and 11 parcels of real estate and realized $18.7 million of proceeds. At December 31, 2001, assets held for sale, net, represents 10 funeral homes, five cemeteries and 10 parcels of real estate. A summary of the net assets included in the category for 2001 is as follows:

2001
(in thousands)
Accounts receivable, net	$918
Inventories and other current assets	243
Property, plant and equipment, net	11,310
Cemetery property	2,731
Goodwill, net	6,614
Preneed cemetery and funeral trust funds and other assets	23,061

Total assets	44,877
Allowance for impairment	(16,770)

Total assets, net	$28,107

Current liabilities	1,424
Deferred cemetery and funeral revenue	23,446
Long-term debt and capital leases	950

Total liabilities	$25,820

        Though the Company is continuing its efforts to sell certain businesses and assets, it no longer classifies those as assets held for sale in the balance sheet as a result of the adoption of SFAS No. 144 as described in Note 3.

5. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

        Deferred charges and other non-current assets, net of amounts included in assets held for sale for 2001, at December 31, 2001 and 2002 were as follows:

	2001	2002
	(in thousands)
Agreements not to compete, net of accumulated amortization of $2,716 and $3,107, respectively	$1,916	$1,594
Non-current cemetery accounts receivable	16,561	15,556
Deferred obtaining costs, net of accumulated amortization of $6,736 and $8,009, respectively	25,749	30,540
Other	4,933	10,220

	$49,159	$57,910

        The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt expense (included in "other" above) is being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts.

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts. Effective October 1, 2001, we adopted an actuarial method that more closely matches the expected maturity of the preneed contracts. The effect of this change was to reduce expense in the fourth quarter of 2001 by approximately $0.5 million and for the year 2002 by approximately $1.8 million from that which would have been recorded using the prior method.

6. LONG-TERM DEBT AND RELATED DERIVATIVES

Long-Term Debt

        The Company's long-term debt consisted of the following at December 31:

	2001	2002
	(in thousands)
Credit Facility, unsecured floating rate $100 million line at December 31, 2001 and $75 million line at December 31, 2002, interest is due on a quarterly basis for prime borrowings and on the maturity dates of the LIBOR borrowings at the LIBOR rate plus 1.0% to 2.0% (weighted average interest rate including the effect of the interest rate swaps was 7.365% and 7.781% at December 31, 2001 and 2002, respectively), matures in June, 2004	$32,000	$29,000
Senior Notes	101,993	99,317
Acquisition debt	12,602	10,442
Other	4,888	4,757
Less: current portion	(2,524)	(2,309)

	148,959	141,207
Less: assets held for sale, non-current portion (see Note 4)	(451)	—

	$148,508	$141,207

        In October 2002, modifications were made to the credit facility to reduce the borrowing capacity of the revolving credit facility from $100 million to $75 million. The size of the credit facility was reduced because management does not foresee a need for credit over $75 million and did not want to continue to pay a commitment fee for availability that was not needed. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. At December 31, 2002, $44.9 million was available under the credit facility.

        During 1999, Carriage issued $110 million in senior debt notes ("the Senior Notes") and used the proceeds to reduce the amount outstanding under our revolving line of credit. The unsecured notes mature in traunches of $22.9 million in 2004, $54.1 million in 2006 and $22.3 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The Senior Notes contain restrictive covenants similar to the credit facility (described above) and additionally require that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. During 2001 and 2002, prepayments were made in the amount of $8.0 million and $2.7 million, respectively, related to proceeds from the sale of assets.

        The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and during the years ended December 31, 2001 and 2002.

        Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

        The aggregate maturities of long-term debt as of December 31, 2002 and for the next five years are approximately $2,309,000, $54,039,000, $2,152,000, $56,273,000 and $2,900,000, respectively and $25,843,000 thereafter.

Derivative Financial Instruments

        Carriage entered into interest rate swap agreements during 1998 with financial institutions to manage interest costs on the floating rate credit facility. To manage the risk that interest rates will rise, the Company agreed to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The following presents information for the interest rate swaps, which are recorded as liabilities in the December 31, 2001 and 2002 balance sheets (in thousands):

	December 31, 2001	December 31, 2002
Notional amount	$30,000	$30,000
Weighted average fixed rate	5.55%	5.5475%
Maturity	May, 2003	May, 2003
Fair value (liability)	$(1,238)	$(399)

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

        During June 1999, Carriage, through its wholly-owned subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage's Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The securities mature in 2029 and are guaranteed on a subordinated basis by the Company. Distributions are payable quarterly, but may be deferred at our option for up to twenty consecutive quarters.

8. SPECIAL CHARGES AND OTHER

        In connection with the Company's Fresh Start initiative in the second half of 2000, decisions were made to sell certain businesses and assets, to evaluate the carrying value of underperforming businesses, and to implement certain organizational changes to downsize or eliminate certain corporate functions, including the termination of 40 employees in corporate development, preneed sales and marketing, and administration. Long-term cash flow forecasts were prepared to determine whether the Company would recover its investment through operations for the underperforming businesses. In those instances in which the investment in a business exceeded the estimated undiscounted future cash flows, the investment was written down, through an impairment charge, to the present value of those future cash flows. Impairment charges totaled $51 million for the underperforming businesses that the Company will continue to operate. An estimate of the fair value less costs to sell was determined for those businesses targeted for sale to determine whether the investment in the business would be recovered through its sale. Where the investment exceeded the net realizable value, impairment charges were recorded totaling approximately $29.3 million. Charges related to this initiative include impairments totaling approximately $61.6 million related to Goodwill, are included in the statement of operations in the caption titled "Special charges and other" and are as follows (in thousands):

	For the year ended December 31, 2000	For the year ended December 31, 2002
Impairment charges on businesses held for use	$51,000	$1,271
Impairment charges on businesses and other assets held for sale	29,277	—
(Gain) loss on sale of businesses and other assets held for sale and other asset impairments	11,614	(936)
Employee termination severance costs, office closings and other accruals as a result of Fresh Start	10,359	—

Total	$102,250	$335

9. COMMITMENTS AND CONTINGENCIES

Leases

        Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense was approximately $4,819,000, $4,547,000 and $4,587,000 for 2000, 2001 and 2002, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,075,000 in 2000, $2,782,000 in 2001 and $2,341,000 in 2002, net of accumulated depreciation. Related obligations are included in current and long-term debt.

        At December 31, 2002, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ended December 31,
2003	$2,149	$461
2004	2,161	468
2005	2,040	460
2006	1,612	468
2007	1,579	473
Thereafter	1,283	10,435

Total future minimum lease payments	$10,824	$12,765

Less: amount representing interest		(7,187)
Less: current portion of obligations under capital leases		(39)

Long-term obligations under capital leases		$5,539

Agreements and Employee Benefits

        Carriage has entered into various agreements not to compete with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years are approximately $1,655,000, $1,302,000, $894,000, $609,000 and $310,000, respectively and $279,000 thereafter.

        Carriage sponsors a defined contribution plan (401k) and an employee stock purchase plan for the benefit of its employees. The expense for these plans has not been significant for the periods presented. In addition, the Company does not offer any other post-retirement or post-employment benefits.

Litigation

        The Company is, from time to time, subject to routine litigation arising in the normal course of business. The Company, with the advice of legal counsel, believes that there exists adequate insurance coverages, indemnities and reserves such that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the consolidated financial position or results of operations.

10. INCOME TAXES

        The provision (benefit) for income taxes for 2000, 2001 and 2002 consisted of:

	2000	2001	2002
	(in thousands)
Current:
U. S. Federal	$(2,009)	$(2,212)	$(1,410)
State	266	242	297

Total current provision (benefit)	(1,743)	(1,970)	(1,113)

Deferred:
U. S. Federal	(5,846)	3,871	(6,688)
State	(443)	350	(315)

Total deferred provision (benefit)	(6,289)	4,221	(7,003)

Total income tax provision (benefit)	$(8,032)	$2,251	$(8,116)

        A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Federal statutory rate	(35.0)%	35.0%	35.0%
Effect of state income taxes, net of federal benefit	0.2	1.7	2.0
Effect of non-deductible expenses and other, net	10.4	6.6	1.5
Change in valuation allowance	16.5	(23.3)	(105.3)

	(7.9)%	20.0%	(66.8)%

        The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2001 and 2002 were as follows:

	2001	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,175	$4,665
Accrued liabilities and other	3,404	2,496
Amortization of non-compete agreements	2,343	3,516
Amortization and depreciation	2,836	(8,796)
Preneed revenue and costs, net	4,932	7,024

	14,690	8,905
Valuation allowance	(14,153)	(1,353)

Total deferred tax assets	$537	$7,552

Current deferred tax asset	$—	$400
Non-current deferred tax asset	537	7,152

Total deferred tax assets	$537	$7,552

        The current deferred tax asset is included in Inventories and other current assets at December 31, 2001 and 2002. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2001 and 2002.

        Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that it could be determined it would be more likely than not the Company would be able to realize the tax benefits. During 2001, the Company reduced the valuation allowance and recognized an income tax benefit in the amount of $3.0 million for tax deductions taken in 2001 for which the expense was recorded in 2000 for accounting purposes. Based on the positive operating results subsequent to 2000 and management's forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated substantially all of the valuation allowance.

        For Federal income tax reporting purposes, Carriage has used net operating loss carryforwards totaling $11.6 million available at December 31, 2002 to offset future Federal taxable income, of which $9.6 million expires in 2021 and $2.0 million expires in 2022. Carriage also has approximately $40 million of state net operating loss carryforwards that will expire between the years 2003 and 2022, if not utilized.

11. STOCKHOLDERS' EQUITY

Common Stock Classes

        The Company had two classes of Common Stock (Class A and Class B) outstanding prior to December 31, 2001. The two classes had virtually the same rights and preferences, except that the holders of Class A Common Stock were entitled to one vote for each share held on all matters submitted to a vote of common stockholders, whereas the holders of Class B Common Stock were entitled to ten votes for each share. Effective December 31, 2001, all Class B Common Stock automatically converted into Class A Common Stock on a one-for-one basis. During 2002, the Company's charter was amended to rename the Class A Common Stock as "Common Stock" and increase the number of authorized shares from 50,000,000 to 80,000,000.

Stock Option Plans

        Carriage has four stock option plans currently in effect under which future grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1996 Directors' Stock Option Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants (the "Consultants' Plan"). Substantially all of the options granted under the four stock option plans have ten-year terms. The options generally vest over periods that range from two to four years.

        Options under each of the plans at December 31, 2002 are as follows:

	Reserved	Outstanding	Available to Issue
	(in thousands)
1995 Plan	1,450	706	475
1996 Plan	1,300	823	363
Directors' Plan	350	245	105
Consultants' Plan	100	8	92

Total	3,200	1,782	1,035

        Each of the plans is administered by the Compensation Committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. As of December 31, 2001, only non-qualified options and incentive stock options have been issued. The options are granted with an exercise price equal to or greater than the then fair market value of Carriage's Common Stock as determined by the Board of Directors based on trading prices on the date of the option grant.

        A summary of the status of the plans at December 31, 2001 and 2002 and changes during the years ended is presented in the table and narrative below:

	Year ended December 31,
	2001		2002
	Shares (000)	Wtd. Avg. Ex Price	Shares (000)	Wtd. Avg. Ex Price
Outstanding at beginning of period	1,928	$3.73	1,709	$3.35
Granted	74	3.86	375	4.68
Exercised	(102)	2.87	(167)	1.92
Canceled	(191)	8.91	(135)	4.97

Outstanding at end of year	1,709	3.34	1,782	3.65

Exercisable at end of year	1,008	$3.34	1,352	3.47

Weighted average fair value of options granted	$2.17		$2.40

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2002, respectively: risk-free interest rates of 4.77% and 4.27%; expected dividend yield of 0% for each year; expected termination rate of 5%; expected lives of five years; expected volatility of 61% and 54%.

        The following table further describes the Company's outstanding stock options at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices 150% increment	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$1.19-1.56	877,000	7.9	$1.45	796,750	$1.47
$2.06-3.00	340,247	7.5	$2.87	306,387	$2.88
$3.12-4.56	94,500	9.2	$4.06	37,000	$4.34
$4.77-6.19	324,750	8.9	$4.92	82,250	$4.92
$7.56-11.00	10,800	4.3	$9.43	9,787	$9.61
$13.25-19.88	118,268	5.4	$15.40	103,966	$15.68
$21.00-27.50	16,475	4.4	$21.70	16,350	$21.66

$1.19-27.50	1,782,040	7.9	$3.65	1,352,490	$3.47

Employee Stock Purchase Plan

        Beginning in 1998, Carriage provided all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. During 2001, employees purchased a total of 260,634 shares at a weighted average price of $1.32 per share. In 2002, employees purchased a total of 107,870 shares at a weighted average price of $3.43 per share.

Pro forma Disclosures for Stock-Based Compensation

        The Company accounts for stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", net income and income per share would have been the following pro forma amounts:

	Year ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Net income (loss) available to common stockholders:
As reported	$(132,077)	$8,965	$20,278
Pro forma	(133,522)	8,201	19,544
Net income (loss) per share available to common stockholders:
Basic
As reported	(8.23)	.54	1.20
Pro forma	(8.32)	.49	1.15
Diluted
As reported	(8.23)	.51	1.16
Pro forma	(8.32)	.47	1.12

Stock Price Guarantees

        As part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, the Company issued shares of Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods ranging from one to three years. Should the stock not trade at these levels, then the Company would makeup the difference by issuing additional shares or paying the seller additional cash during the years 2000 through 2002. The present value of these price guarantees has been recorded as part of the purchase price of these acquisitions. During the three-year period 2000, 2001 and 2002, the Company paid $3,297,000, $4,935,000 and $5,286,000, respectively, in satisfaction of the guarantee obligations that matured in those years. There are no remaining obligations outstanding under these arrangements at December 31, 2002.

12. PREFERRED STOCK

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

        During 2002, the Company's charter was amended to reduce the total number of authorized shares of preferred stock (all Series) from 70,000,000 to 40,000,000. No preferred stock was outstanding at December 31, 2002.

13. RELATED PARTY TRANSACTIONS

        Two of the Company's directors are prior owners of previously unrelated businesses that Carriage acquired in 1997. As an incentive, the Company entered into arrangements with the directors to pay them 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2008, then a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the directors to provide Carriage with high quality acquisition targets and to participate in the management of those businesses so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two directors totaled $117,000, $135,000 and $120,000 for the years 2000, 2001 and 2002, respectively.

        In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $524,107 and $47,673 during the years 2000 and 2001, respectively. The final contingent purchase price payments totaled $1,040,442, of which $572,243 was paid to the director in March 2002.

        The Company rents office space, at an annual rate of $19,000 per year through 2005, from an entity in which one of the Company's directors has a financial interest. The terms were determined by reference to rentals of similar office space in the area.

14. EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of the basic and diluted earnings per share for 2000, 2001 and 2002:

	2000	2001	2002
	(in thousands, except per share data)
Numerator:
Net income (loss) before cumulative effect on prior years of the change in accounting principle	$(93,003)	$9,002	$20,278
Cumulative effect on prior years of the change in accounting principle	(38,993)	—	—

Net income (loss)	(131,996)	9,002	20,278
Preferred stock dividends	(81)	(37)	—

Numerator for basic earnings (loss) per share — net income (loss) available to common stockholders	$(132,077)	$8,965	20,278
Effect of dilutive securities:
Preferred stock dividends	—	37	—

Numerator for diluted earnings (loss) per share—net income (loss) available to common stockholders after assumed conversions	$(132,077)	$9,002	$20,278

Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	16,056	16,696	16,973
Effect of dilutive securities:
Series D convertible preferred stock	—	38	—
Stock options	—	758	460

Denominator for diluted earnings (loss) per share—adjusted weighted average shares and assumed conversions	16,056	17,492	17,433

Basic earnings (loss) per share:
Net income (loss) before cumulative effect on prior years of the change in accounting principle	$(5.80)	$.54	$1.20
Cumulative effect on prior years of the change in accounting principle	(2.43)	—	—

Net income (loss)	$(8.23)	$.54	$1.20

Diluted earnings (loss) per share:
Net income (loss) before cumulative effect on prior years of the change in accounting principle	$(5.80)	$.51	$1.16
Cumulative effect on prior years of the change in accounting principle	(2.43)	—	—

Net income (loss)	$(8.23)	$.51	$1.16

        Common stock equivalents are excluded in the calculation of weighted average shares outstanding when a company reports a net loss for a period. The number of potentially antidilutive shares excluded from the calculation of fully diluted earnings per share was 0.8 million for the year ended December 31, 2000, because of the net loss for the year.

        Options to purchase 0.2 million shares and 0.4 million shares were not included in the computation of diluted earnings per share for 2001 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares during those periods.

15. MAJOR SEGMENTS OF BUSINESS

        Carriage conducts funeral and cemetery operations only in the United States.

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues:
2002	$119,299	$34,877	$—	$154,176
2001	124,284	38,209	—	162,493
2000	127,261	35,345	—	162,606
Profit (loss) before cumulative effect of the change in accounting principle:
2002	$23,480	$6,235	$(9,654)	$20,061
Less-special and other charges, net of tax(a)				217

				$20,278
2001	16,748	5,271	(13,017)	9,002
2000	14,984	3,140	(17,152)	972
Less-special and other charges, net of tax(a)				(93,975)

				$(93,003)
Total assets:
2002	$525,645	$163,750	$14,359	$703,754
2001	533,494	162,882	3,526	699,902
2000	550,044	152,047	6,960	709,051
Depreciation and amortization:
2002	$6,043	$2,846	$2,219	$11,108
2001	10,897	4,443	1,628	16,968
2000	13,673	3,890	3,844	21,407
Capital expenditures:
2002	$4,449	$805	$780	$6,034
2001	2,495	1,884	667	5,046
2000	6,633	2,191	1,723	10,547
Number of operating locations at year end:
2002	144	30	—	174
2001	148	30	—	178
2000	172	38	—	210
Interest expense and financing costs:
2002	$1,274	$243	$18,233	$19,750
2001	1,542	179	18,623	20,344
2000	1,488	283	18,934	20,705
Income tax expense (benefit):
2002	$9,284	$2,229	$(19,747)	$(8,234)
Less-tax benefits on special charges (a)				118

				$(8,116)
2001	11,749	3,075	(12,573)	2,251
2000	10,419	1,862	(12,038)	243
Less-tax benefits on special charges (a)				(8,275)

				$(8,032)

(a)
A substantial portion of the special and other charges relates to the funeral segment of the business.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2001 and 2002, in thousands, except earnings per share.

	2001	2002
First Quarter:
Revenues, net	$43,880	$40,922
Gross profit	12,116	13,384
Preferred stock dividend requirements	20
Net income available to common stockholders	3,778	16,560
Basic earnings per common share	$.23	$.98
Diluted earnings per common share	$.22	$.95
Second Quarter:
Revenues, net	$41,021	$37,850
Gross profit	9,762	9,688
Preferred stock dividend requirements	12
Net income available to common stockholders	2,113	1,477
Basic earnings per common share	$.13	$.09
Diluted earnings per common share	$.12	$.08
Third Quarter:
Revenues, net	$37,669	$36,122
Gross profit	8,240	9,240
Preferred stock dividend requirements	3
Net income available to common stockholders	540	520
Basic earnings per common share	$.03	$.03
Diluted earnings per common share	$.03	$.03
Fourth Quarter:
Revenues, net	$39,923	$39,282
Gross profit	10,177	10,776
Preferred stock dividend requirements	2
Net income available to common stockholders	2,534	1,721
Basic earnings per common share	$.15	$.10
Diluted earnings per common share	$.14	$.10

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Carriage Services, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 20, 2003. Our audit for the year ended December 31, 2002, was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 14 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

KPMG LLP

Houston, Texas
February 20, 2003

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2002

1.
This report is a copy of previously issued report (see Page 65 of Carriage Services, Inc.'s Annual Report for December 31, 2001 on Form 10-K).

2.
The predecessor auditor has not reissued this report.

CARRIAGE SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Beginning of year	Acquisition Reserves	Charged to Costs and Expenses	Divestitures	Deduction	Balance End of Year
Year ended December 31, 2000:
Allowance for bad debts and contract cancellations	$6,058	$1,543	$4,665	$237	$7,457	$4,572
Litigation reserves	$180					$180
Environmental remediation reserves	$535				$10	$525
Employee severance accruals			$5,371		$1,577	$3,794
Office closing and other Fresh Start accruals			$4,988		$1,315	$3,673
Year ended December 31, 2001:
Allowance for bad debts and contract cancellations	$4,572		$4,030	$100	$4,987	$3,515
Litigation reserves	$180				$154	$26
Environmental remediation reserves	$525				$2	$523
Employee severance accruals	$3,794				$1,430	$2,364
Office closing and other Fresh Start accruals	$3,673				$1,686	$1,987
Year ended December 31, 2002:
Allowance for bad debts and contract cancellations	$3,515		$1,018		$1,689	$2,844
Litigation reserves	$26					$26
Environmental remediation reserves	$523				$403	$120
Employee severance accruals	$2,364		$700		$719	$2,345
Office closing and other Fresh Start accruals	$1,987				$583	$1,404

QuickLinks

PART I
PART II
PART III
SIGNATURES
CARRIAGE SERVICES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CARRIAGE SERVICES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
CARRIAGE SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CARRIAGE SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)