Form 10-Q
period 2003-03-31
CARRIAGE SERVICES INC
filed 2003-05-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:    1-11961

CARRIAGE SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Saint James Place, 4th Floor, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $.01 Par Value	New York Stock Exchange
Series G Preferred Stock Purchase Rights	New York Stock Exchange
(Title Of Class)	(Name of Exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of May 5, 2003 was 17,395,693.

CARRIAGE SERVICES, INC.

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	March 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$3,926
Accounts receivable —
Trade, net of allowance for doubtful accounts of $2,844 in 2002 and $2,393 in 2003 in 2002	14,640	13,871
Other	746	570
	15,386	14,441
Inventories and other current assets	8,777	8,504
Total current assets	26,865	26,871

Property, plant and equipment, at cost, net of accumulated depreciation of $30,449 in 2002 and $31,965 in 2003	113,967	114,047
Cemetery property, at cost	64,570	64,458
Goodwill	158,696	158,696
Deferred charges and other non-current assets	60,344	58,909
Preneed funeral contracts	235,347	236,582
Preneed cemetery merchandise and service trust funds	43,965	45,177
Total assets	$703,754	$704,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$26,115	$23,291
Current portion of long-term debt and capital lease obligations	2,348	2,280
Total current liabilities	28,463	25,571

Deferred cemetery revenue and preneed liabilities	96,794	97,856
Deferred preneed funeral contracts revenue	243,067	244,298
Long-term debt, net of current portion	141,207	140,340
Obligations under capital lease, net of current portion	5,539	5,538
Total liabilities	515,070	513,603
Commitments and contingencies
Minority interest in consolidated subsidiary	400	400
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,193	90,226
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 40,000,000 shares 17,075,000 and 17,355,000 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	171	174
Contributed capital	185,100	186,118
Accumulated deficit	(86,915)	(84,860)
Deferred compensation	—	(854)
Unrealized loss on interest rate swaps, net of tax benefit	(265)	(67)
Total stockholders’ equity	98,091	100,511
Total liabilities and stockholders’ equity	$703,754	$704,740

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2002	2003
Revenues, net
Funeral	$32,707	$30,354
Cemetery	8,215	8,352
	40,922	38,706
Costs and expenses
Funeral	21,024	21,722
Cemetery	6,514	5,884
	27,538	27,606
Gross profit	13,384	11,100
General and administrative expenses	2,506	2,612
Special charges and other	—	588
Operating income	10,878	7,900
Interest expense, net	3,124	2,936
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,674	1,674
Total interest and financing costs	4,798	4,610
Income before income taxes	6,080	3,290
Provision (benefit) for income taxes	(10,480)	1,234

Net income available to common stockholders	$16,560	$2,056

Basic earnings per common share	$0.98	$0.12

Diluted earnings per common share	$0.95	$0.12

Weighted average number of common and common equivalent shares outstanding:
Basic	16,894	17,320
Diluted	17,429	17,714

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the three months ended March 31,
	2002	2003

Net income	$16,560	$2,056

Other comprehensive income:
Unrealized gain on interest rate swaps	178	165
Amortization of accumulated unrealized loss on interest rate swap	83	83
Related income tax provision	(52)	(50)
Total other comprehensive income	209	198

Comprehensive income	$16,769	$2,254

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the three months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$16,560	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,643	1,629
Amortization	952	1,056
Provision for losses on accounts receivable	972	144
Deferred income tax expense (benefit)	(11,907)	1,233
Other	(20)	96
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	632	1,234
(Increase) decrease in inventories and other current assets	(841)	277
(Increase) in deferred charges and other	(61)	(30)
(Increase) in preneed funeral and cemetery costs	(864)	(988)
(Increase) in preneed cemetery trust funds	(1,075)	(1,158)
Decrease in accounts payable and accrued liabilities	(1,988)	(2,393)
Income tax (payments) refunds, net	(49)	11
Increase in deferred revenue and preneed liabilities	1,504	626
Net cash provided by operating activities	5,458	3,793

Cash flows from investing activities:
Net proceeds (costs) from sales of assets	(43)	—
Sale of minority interest in subsidiary	200	—
Acquisitions	(1,040)	—
Capital expenditures	(1,398)	(1,725)
Net cash used in investing activities	(2,281)	(1,725)

Cash flows from financing activities:
Proceeds under bank line of credit	6,000	1,800
Payments on long-term debt and obligations under capital lease	(3,628)	(2,736)
Proceeds from issuance of common stock	222	92
Payment of contingent stock price guarantees	(5,289)	—
Net cash used in financing activities	(2,695)	(844)

Net increase in cash and cash equivalents	482	1,224
Cash and cash equivalents at beginning of period	2,744	2,702
Cash and cash equivalents at end of period	$3,226	$3,926

Supplemental disclosure of cash flow information:

Cash paid for interest and financing costs	$6,811	$6,564
Cash paid for income taxes	$156	$22

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                   BASIS OF PRESENTATION

(a)               The Company

Carriage Services, Inc., (the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of March 31, 2003, the Company owned and operated 143 funeral homes and 30 cemeteries in 29 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)          Interim Condensed Disclosures

The information for the three month periods ended March 31, 2002 and 2003 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC.  The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the periods ended in 2002 in this report have been reclassified to conform with current year presentation.

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

2.                   ACCOUNTING CHANGES

(a)               Goodwill and Other Intangible Assets

The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis. The Company performed a review of goodwill during the first quarter of 2002 by comparing the fair value of the Company’s reporting units (funeral home businesses by region) to the carrying value of the reporting units and no impairment was recorded at the implementation date of the new accounting standard. Goodwill acquired during the three months ended March 31, 2002, included $1.0 million for performance-based contingent consideration payments on a 2001 acquisition.

(b)              Impairment of Long-Lived Assets

In August 2001 the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be disposed by sale or otherwise (e.g. discontinued operations), and is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 as of the beginning of the first quarter of 2002. The effects of adopting SFAS No. 144 were that the businesses that Carriage intends to sell no longer met the criteria to be classified as “assets held for sale”.

(c)               Costs Associated with Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.

(d)              Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.   The Company accounts for stock options and shares issued pursuant to its employee stock purchase plan under APB Opinion No. 25, under which no compensation expense is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended March 31, 2002 and 2003, the results would have been as follows (in thousands, except per share amounts):

	For the three months ended March 31,
	2002	2003

Net income, as reported	$16,560	$2,056

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	184	111
Pro forma net income	$16,376	$1,945

Earnings per share:
Basic – as reported	$0.98	$0.12
Basic – pro forma	$0.97	$0.11

Diluted – as reported	$0.95	$0.12
Diluted – pro forma	$0.94	$0.11

(e)               Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The Company is currently evaluating FIN No. 46 to determine if its application would change the manner in which it accounts for preneed trusts. The provisions of this statement would be effective beginning with Carriage’s third quarter of 2003.

3.                   MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated
External revenues:
Three months ended March 31, 2003	$30,354	$8,352	$—	$38,706
Three months ended March 31, 2002	32,707	8,215	—	40,922

Net income
Three months ended March 31, 2003	5,187	1,503	(4,634)	2,056
Three months ended March 31, 2002	7,125	1,026	8,409	16,560

Total assets:
March 31, 2003	525,447	165,026	14,267	704,740
December 31, 2002	525,645	163,750	14,359	703,754

(1)  Net income for the three months ended March 31, 2002 is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 4.

4.                   INCOME TAXES

The Company estimates that its effective tax rate will be 37.5 percent for financial statement purposes in 2003.  Carriage records a valuation allowance to reflect the estimated amount of deferred tax for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that is could be determined it would be more likely than not the Company would be able to realize the tax benefits. Based on positive operating results subsequent to 2000 and management’s forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated a substantial portion of the valuation allowance. Excluding the $12.8 million tax benefit, income taxes were recorded at the effective rate of 38.2 percent during the first quarter of 2002.

5.                   DEFERRED COMPENSATION AND RESTRICTED STOCK

In January 2003, the Company issued 227,000 shares of restricted stock to certain officers of the Company for bonuses earned during 2002.  Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.  The value of the stock was $3.97 per share, for a total of $902,000, which will be amortized into expense over the four-year vesting period.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business strategy is to emphasize increasing operating cash flow and improving profitability at each business location through strategies that carry out our culture of service and leadership excellence. We do not expect our strategy will require significant investments of new capital over the next two years. We plan to continue reducing our debt and improving our leverage ratios. Our focus is on continuing to improve our organizational leadership and quality of personnel. Successful execution during 2001 and 2002 has, in our view, positioned the Company as a leader in our industry and improved our financial flexibility. We expect to replace our revolving credit facility during 2003 and prior to its maturity in June 2004. We expect to resume selective acquisitions in 2005.

Net income totaled $2.1 million for the first three months of 2003, or $0.12 per diluted share as compared to net income of $16.6 million for the first quarter of 2002, or $0.95 per diluted share. Two items significantly impacted the results and comparability of the two periods. The first quarter of 2002 included an income tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, related to the reversal of a valuation allowance on deferred tax assets established in 2000. Excluding the impact of this tax benefit, diluted earnings per share for the first quarter of 2002 would have been $0.22. Net income for the first quarter of 2003 was negatively impacted by the operating results of the funeral segment, which accounts for approximately 80 percent of the Company’s revenues, which, when compared to the first quarter of 2002, reported a revenue decline of 7.2 percent and an increase in segment costs and expenses of 3.3 percent. These operating variances combined to reduce the gross profit of the Company by $3.1 million compared to the first quarter of 2002. Substantially all of the revenue decline in the funeral segment revenues was represented by an 8.6 percent decline in same-store funeral services (partially offset by a 1.6 percent increase in the average revenue per service) which was largely due to a decline in the number of deaths and a loss in market share in an estimated 15 to 20 funeral home businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  Our significant accounting policies are summarized in Note 1 to the consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

We record the sales of funeral merchandise and services when the funeral service is performed.  Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, “Accounting for Sales of Real Estate”.  This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate.  Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue.  Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed.  Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

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

Deferred Obtaining Costs

Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts.  These costs are deferred and amortized into funeral and cemetery costs and expenses over the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts.  The pattern of the periods over which the costs are recognized is based on actuarial statistics, provided by a third party administrator, based on the actual contracts we hold.

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.  Many of the acquired funeral homes have provided high quality service to families for generations.  The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses.  In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value.  Fair value is determined by discounting the estimated future cash flows of the businesses in each region at the Company’s weighted average cost of capital less debt allocable to the region.  The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs and the Company’s cost of capital.  If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.  No impairments were recorded during the three month periods ended March 31, 2002 and 2003.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes”.

Carriage records a valuation allowance to reflect the estimated amount of deferred tax for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. When the Company incurred restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that is could be determined it would be more likely than not the Company would be able to realize the tax benefits. Based on positive operating results subsequent to 2000 and management’s forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated a substantial portion of the valuation allowance.

Employee Stock Compensation Plans

The Company has four stock option plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended March 31, 2002 and 2003, net income for those periods would have been lower by $0.2 and $0.1 million, respectively.

The Financial Accounting Standards Board (“FASB”) recently announced its opinion that stock options should be expensed and that they will undertake work to develop accounting and valuation guidance regarding such.

In January 2003, the Company issued 227,000 shares of restricted stock to certain officers of the Company for bonuses earned during 2002.  Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.  The value of the stock was $3.97 per share, for a total of $902,000, which is being amortized into expense over the four-year vesting period.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three month periods ended March 31, 2002 and 2003.  Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations”.

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2003 (dollars in thousands):

	Three months ended March 31,		Change
	2002	2003	Amount	Percent
Total same-store revenue	$32,044	$29,790	$(2,254)	(7.0)%

Acquired, sold or discontinued	231	130	(101)	*
Preneed insurance commissions revenue	432	434	2	0.5%
Total net revenues	$32,707	$30,354	$(2,353)	(7.2)%

Gross profit:
Same-store	$11,229	$8,179	$(3,050)	(27.2)%
Acquired, sold or discontinued	22	19	(3)	*
Preneed insurance commissions revenue	432	434	2	0.5%
Total gross profit	$11,683	$8,632	$(3,051)	(26.1)%

*not meaningful

Funeral same-store revenues for the three months ended March 31, 2003 decreased 7.0% when compared to the three months ended March 31, 2002, as we experienced a decrease of 8.6% in the number of services and an increase of 1.6% in the average revenue per service for those existing operations.

Total funeral same-store gross profit for the three months ended March 31, 2003 decreased $3.1 million or 27.2% from the comparable three months of 2002.  Funeral costs and expenses increased 3.3% from the first quarter of 2002, a significant portion of which was related to higher employee compensation and insurance costs.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2003 (dollars in thousands):

	Three months ended March 31,		Change
	2002	2003	Amount	Percent
Total same-store revenue	$8,215	$8,352	$137	1.7%
Acquired or sold	—	—	—	—
Total net revenues	$8,215	$8,352	$137	1.7%

Total same-store gross profit	$1,683	$2,467	$784	46.6%
Acquired or sold	18	—	(18)	*
Total gross profit	$1,701	$2,467	$766	45.0%

*not meaningful

Cemetery same-store net revenues for the three months ended March 31, 2003 increased $0.1 million, or 1.7%, over the three months ended March 31, 2002, and cemetery same-store gross profit increased $0.8 million , or 46.6%, over the comparable three months of 2002.  A decrease in bad debt expense of $889,000 in comparing the first quarter of 2003 to the first quarter of 2002 was the primary reason for the increase in profitability.

Other.  General and administrative costs increased $0.1 million, approximately 4 percent, in comparing the first quarter of 2002 to the first quarter of 2003, most of the change attributable to higher salaries and wages and insurance costs.

Special charges and other items totaling $588,000 were recorded during the first quarter, equal to a charge of $0.02 per diluted share, and consisted primarily of charges related to the early termination of a lease obligation pursuant to a business dispute between the lessor and Carriage. The Company terminated the lease and purchased the underlying equipment because it was economical to do so. The remaining special charges and other items were gains and losses and writedowns of assets. No businesses were sold during the first quarter.

Interest expense and other financing costs for the three months ended March 31, 2003 declined $0.2 million compared to the first quarter of 2002 primarily because average debt outstanding was approximately $11 million less than the average debt outstanding in the same period for 2002.

Income Taxes.  The following table sets forth the components of the provision (benefit) of income taxes of the Company for the three months ended March 31, 2002 compared to the three months ended March 31, 2003 (dollars in thousands).

	Three months ended March 31, 2002		Three months ended March 31, 2003
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$2,320	38.2%	$1,234	37.5%
Reduction of deferred tax asset valuation allowance	(12,800)	(210.5)%	—	—
Total provision (benefit) for income taxes	$(10,480)	(172.4)%	$1,234	37.5%

The Company has net operating loss carryforwards totaling approximately $11 million for Federal income tax purposes, as well as operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2003. The slightly lower tax rate in 2003, compared to 2002, is based on our expectations of utilizing certain state loss carryforwards, the benefits of which have not yet been recognized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3.9 million at March 31, 2003, representing an increase of $1.2 million from December 31, 2002. It is Carriage’s practice to maintain low cash balances and to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it can draw on the line of credit so long as the Company is in compliance with the related loan agreement.  For the three months ended March 31, 2003, cash provided by operations was $3.8 million as compared to $5.5 million for the three months ended March 31, 2002. Cash used in investing activities was $1.7 million for the three months ended March 31, 2003, and was entirely used for capital expenditures, compared to cash used in the amount of $2.3 million for the first three months of 2002, the change being primarily due to the cash payment of an earnout related to an acquisition in a prior year totaling $1.0 million in 2002.

The Company’s debt at March 31, 2003 totaled $148.2 million and consisted of $97.5 million in senior debt notes, a $75 million revolving credit facility ($30.8 million outstanding at March 31, 2003) and $19.9 million in acquisition indebtedness and capital lease obligations.

The $97.5 million in senior debt notes are unsecured, mature in tranches of $22.5 million in 2004, $53.1 million in 2006 and $21.9 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

The Company has a revolving credit facility with a group of banks. The credit facility, maturing in June 2004, is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios.  Interest under the credit facility is provided at both LIBOR and prime rate options.  As of March 31, 2003, the Company’s debt to total capitalization was 43.7 percent as compared to 44.2 percent at December 31, 2002.  During October 2002, management voluntarily reduced the capacity of the revolving line of credit from $100 million to $75 million to reduce bank fees on a portion that is not expected to be used.  With the lower capacity, the Company has $43 million available to draw under the credit facility.

We believe that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated 2003 capital expenditures as well as other operating requirements.  Because future cash flows and the availability of financing are subject to a number of variables, such as the Company’s operating performance, timing of debt maturities and the number and size of acquisitions made by the Company, there can be no assurance that the Company’s capital resources will be sufficient to fund its capital needs in future years. Additional debt and equity financing may be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

(a) Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition.  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The Company adopted SFAS No. 142 as of the beginning of the first quarter of 2002.  The effect of SFAS No. 142 on the Company is the elimination of the amortization of goodwill, which prior to 2002 was amortized over 40 years, and the testing for impairment of goodwill on an annual basis.

The Company performed a review of goodwill as of January 1, 2002 by comparing the fair value of the Company’s reporting units (funeral home businesses by region) to the carrying value of the reporting units, and no impairment was recorded at the implementation date of the new accounting standard.  Goodwill acquired during the first quarter of 2002 consisted of a $1.0 million cash payment for performance-based contingent consideration payments on a prior year acquisition.

(b) Impairment of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting of long-lived assets, other than goodwill, that are to be held and used or disposed by sale or otherwise, and is effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 in 2002 which had no effect on the Company’s results of operations.

(c) Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”.  Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30.  Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

(d) Costs Associated with Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.

(e) Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The Company is currently evaluating FIN No. 46 to determine if its application would change the manner in which it accounts for preneed trusts. The provisions of this statement would be effective beginning with Carriage’s third quarter of 2003.

SEASONALITY

The Company’s business can be affected by seasonal fluctuations in the death rate.  Generally, death rates are higher during the winter months.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

Item 3.                    Quantitative and Qualitative Disclosures of Market Risk

There has been no material change in the Company’s position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company’s 2002 Form 10-K.

Item 4.                    Controls and Procedures

(a)               Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)              There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II — OTHER INFORMATION

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

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission to Matters to A Vote of Security Holders

None.

Item 5.                    Other Information

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words.

Cautionary Statements

The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of the Company.

Risks related to our business

(1)  Earnings from and principal of trust funds and insurance contracts could be reduced by changes in stock and bond prices and interest and dividend rates.

(2)  Increased costs may have a negative impact on earnings and cash flows.

(3)  Our ability to achieve our debt reduction targets and to service our debt in the future depends upon our ability to generate sufficient cash, which depends on many factors, some of which are beyond our control.

(4)  We may experience declines in preneed sales due to numerous factors including changes made to contract terms and sales force compensation, or a weakening economy. Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share.

(5)  Increased preneed sales may have a negative impact on cash flow.

(6)  Price competition could reduce market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

(7)  Increased advertising or better marketing by competitors, or increased activity by competitors offering products or services over the Internet, could cause us to lose market share and revenues or cause us to incur increased costs in order to retain or recapture our market share.

(8)  Increases in interest rates would increase interest costs on our variable-rate long-term debt and could have a material adverse effect on our net income and earnings per share.

(9)  Covenant restrictions under our revolving credit facility and senior notes limit our flexibility in operating our business.

(10) Our projections for 2003 and later years include adjustments to earnings and cash flow for estimated disposition activity. Several important factors, among others, may affect our ability to consummate dispositions, including our ability to identify buyers for the businesses and assets we expect to sell at acceptable prices.

(11)  We expect to refinance the Company’s revolving line of credit prior to its maturity in June 2004.  The availability of such refinancing may not be on terms favorable to the Company.

Risks related to the death care industry

(1)  Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

(2)  The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, basic cremations produce no revenues for cemetery operations and lesser funeral revenues and, in certain cases, lesser profit margins than traditional funerals.

(3)  If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

(4)  Because the funeral and cemetery businesses are high fixed-cost businesses, positive or negative changes in revenue can have a disproportionately large effect on cash flow and profits.

(5)  Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

ITEM 6.              Exhibits and Reports on Form 8-K

(a)               Exhibits

10.1   —   Agreement relating to the Board Position of Mark F. Wilson

11.1   —   Statement regarding computation of per share earnings

12      —   Computation of Ratio of Earnings to Fixed Charges

99.1   —   Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

99.2   —   Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of    the Sarbanes-Oxley Act of 2002

(b)              Reports on Form 8-K

None filed during the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

May 14, 2003	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Melvin C. Payne
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 14, 2003	/s/ Joseph Saporito
Joseph Saporito
Senior Vice President and Chief Financial Officer