Form 10-Q
period 2003-06-30
CARRIAGE SERVICES INC
filed 2003-08-13
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of August 7, 2003 was 17,474,992.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.                    Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$2,020
Accounts receivable —
Trade, net of allowance for doubtful accounts of $2,844 in 2002 and $2,076 in 2003	14,640	12,914
Other	746	542
	15,386	13,456
Inventories and other current assets	8,777	8,834
Total current assets	26,865	24,310

Property, plant and equipment, at cost, net of accumulated depreciation of $30,449 in 2002 and $33,044 in 2003	113,967	113,592
Cemetery property, at cost	64,570	64,173
Goodwill	158,696	159,668
Deferred charges and other non-current assets	60,344	56,058
Preneed funeral contracts	235,347	235,985
Preneed cemetery merchandise and service trust funds	43,965	45,050
Total assets	$703,754	$698,836

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$26,097	$22,706
Current portion of long-term debt and capital leases obligations	2,348	2,159
Total current liabilities	28,445	24,865

Deferred cemetery revenue and preneed liabilities	96,812	98,121
Deferred preneed funeral contracts revenue	243,067	243,519
Long-term debt, net of current portion	141,207	133,266
Obligations under capital leases, net of current portion	5,539	5,521
Total liabilities	515,070	505,292
Commitments and contingencies
Minority interest in consolidated subsidiary	400	—
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,193	90,260
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,075,000 and 17,465,000 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	171	176
Contributed capital	185,100	186,491
Accumulated deficit	(86,915)	(82,563)
Deferred compensation	—	(820)
Unrealized loss on interest rate swaps, net of tax benefit	(265)	—
Total stockholders’ equity	98,091	103,284
Total liabilities and stockholders’ equity	$703,754	$698,836

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2003	2002	2003
Revenues, net
Funeral	$28,832	$28,702	$61,539	$59,056
Cemetery	9,018	9,165	17,233	17,517
	37,850	37,867	78,772	76,573
Costs and expenses
Funeral	21,544	21,590	42,568	43,312
Cemetery	6,618	6,609	13,132	12,493
	28,162	28,199	55,700	55,805
Gross profit	9,688	9,668	23,072	20,768
General and administrative expenses	2,329	2,476	4,834	5,088
Special charges and other items	—	(896)	—	(308)
Operating income	7,359	8,088	18,238	15,988
Interest expense, net	3,246	2,741	6,371	5,677
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,674	1,674	3,348	3,348
Total interest and financing costs	4,920	4,415	9,719	9,025
Income before income taxes	2,439	3,673	8,519	6,963
Provision (benefit) for income taxes	962	1,377	(9,518)	2,611

Net income available to common stockholders	$1,477	$2,296	$18,037	$4,352

Basic earnings per common share	$0.09	$0.13	$1.07	$0.25

Diluted earnings per common share	$0.08	$0.13	$1.03	$0.25

Weighted average number of common and common equivalent shares outstanding:
Basic	16,942	17,411	16,918	17,365
Diluted	17,458	17,788	17,458	17,740

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the six months ended June 30,
	2002	2003

Net income	$18,037	$4,352

Other comprehensive income:
Unrealized gain on interest rate swaps	153	165
Amortization of accumulated unrealized loss on interest rate swap	166	166
Related income tax provision	(64)	(66)
Total other comprehensive income	$255	$265

Comprehensive income	$18,292	$4,617

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the six months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$18,037	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,264	3,368
Amortization	2,065	1,981
Provision for losses on accounts receivable	765	569
Net gain on sale of business assets	—	(706)
Stock-related compensation	—	169
Deferred income taxes (benefit)	(9,957)	2,611
Other	120	(145)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	2,060	1,475
Decrease (increase) in inventories and other current assets	593	(150)
(Increase) in deferred charges and other	(201)	(86)
(Increase) in preneed funeral and cemetery costs	(1,844)	(2,065)
(Increase) in preneed cemetery trust funds	(1,325)	(2,417)
(Decrease) in accounts payable and accrued liabilities	(2,992)	(2,534)
Income tax (payments) refunds, net	(71)	20
Increase in deferred revenue and preneed liabilities	1,539	1,218
Net cash provided by operating activities	12,053	7,660

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	107	1,512
Sale of minority interest in subsidiary	200	—
Acquisitions and cost adjustments related to acquisitions	(2,159)	1,500
Capital expenditures	(3,483)	(3,707)
Net cash used in investing activities	(5,335)	(695)

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	2,300	(3,000)
Payments on long-term debt and obligations under capital leases	(4,202)	(5,023)
Proceeds from issuance of common stock	319	376
Payment of contingent stock price guarantees	(5,289)	—
Net cash used in financing activities	(6,872)	(7,647)

Net decrease in cash and cash equivalents	(154)	(682)
Cash and cash equivalents at beginning of period	2,744	2,702
Cash and cash equivalents at end of period	$2,590	$2,020

Supplemental disclosure of cash flow information:

Cash paid for interest and financing costs	$9,476	$9,249
Cash paid for income taxes	$198	$35

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              BASIS OF PRESENTATION

(a)          The Company

Carriage Services, Inc., (the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of June 30, 2003, the Company owned and operated 141 funeral homes and 30 cemeteries in 29 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)          Interim Condensed Disclosures

The information for the three and six month periods ended June 30, 2002 and 2003 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC.  The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2002 in this report have been reclassified to conform with current year presentation.

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

2.              ACCOUNTING CHANGES

(a)   Costs Associated with Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(b)   Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.   The Company accounts for stock options and shares issued pursuant to its employee stock purchase plan under APB Opinion No. 25, under which no compensation expense is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three and six months ended June 30, 2002 and 2003, the results would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Net income, as reported	$1,477	$2,296	$18,037	$4,352

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	184	111	368	222

Pro forma net income	$1,293	$2,185	$17,669	$4,130

Earnings per share:
Basic – as reported	$0.09	$0.13	$1.07	$0.25
Basic – pro forma	$0.08	$0.13	$1.04	$0.24

Diluted – as reported	$0.08	$0.13	$1.03	$0.25
Diluted – pro forma	$0.07	$0.12	$1.01	$0.23

(c)   Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The provisions of this statement would be effective beginning with Carriage’s third quarter of 2003.  The Company is currently evaluating FIN No. 46 and its preliminary conclusion is that the preneed and perpetual care trusts will be consolidated at fair value in the Company’s balance sheet.  The application of FIN No. 46 is not expected to affect earnings or cash flow.

3.  SALES OF BUSINESSES

The Company sold certain of its businesses during the first six months of 2003.  These businesses generated $564,000 in revenue and $96,000 in gross profit for the six months ended June 30, 2002 and $318,000 in revenue and $19,000 in gross profit for the period of time that the Company owned them in 2003.  The Company recognized gains on the sale of these businesses totaling $601,000 during the six months ended June 30, 2003.

4.  MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated
External revenues:
Six months ended June 30, 2003	$59,056	$17,517	$—	$76,573
Six months ended June 30, 2002	61,539	17,233	—	78,722

Net income (loss):
Six months ended June 30, 2003	9,178	3,051	(7,877)	4,352
Six months ended June 30, 2002	11,502	2,495	4,040	18,037

Total assets:
June 30, 2003	523,393	164,292	11,151	698,836
December 31, 2002	525,645	163,750	14,359	703,754

(1)  Net income for the six months ended June 30, 2002 assigned to Corporate is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 4.

5.  INCOME TAXES

The Company estimates that its effective tax rate will be 37.5 percent for financial statement purposes in 2003.  Carriage records a valuation allowance to reflect the estimated amount of deferred tax for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that is could be determined it would be more likely than not the Company would be able to realize the tax benefits. Based on positive operating results subsequent to 2000 and management’s forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated a substantial portion of the valuation allowance. Excluding the $12.8 million tax benefit, income taxes were recorded at the effective rate of 38.2 percent during the first six months of 2002.

6.         DEFERRED COMPENSATION AND STOCK-RELATED COMPENSATION

In January 2003, the Company issued 227,000 shares of restricted stock to certain officers of the Company.  Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.  The value of the stock was $3.97 per share, for a total of $902,000, which will be amortized into expense over the four-year vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept shares of the Company’s common stock for all or a portion of their directors fees and under which new directors receive a grant of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant.  During the first six months of 2003, the Company issued 4,200 shares of common stock to directors, the value of which was charged to operations.  A new director was elected on May 13, 2003 at which time he received 20,000 shares of common stock, the value of which at the grant date is charged to operations as the shares vest.

7.  SUBSEQUENT EVENT

Carriage had $24.5 million drawn on its $75 million bank revolving credit facility at June 30, 2003. Carriage has subsequently replaced the facility with a new $40 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for Carriage to meet its working capital needs and retire the Series A maturities of the Senior Notes having a current balance of $22.5 million in July 2004. Interest is payable at both prime rate and LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points and the basis points above LIBOR can decline in the future with reductions in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement. The new credit facility reduces by $7.5 million in March 2005 and by an additional $7.5 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets, if any.  In order to comply with the conditions of the new credit facility, the Company will begin deferring interest payments on the subordinated debentures held by its affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Trust will be deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment.

The TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions.

Carriage will record a pretax charge in the third quarter of 2003 in connection with the extinguishment of the existing credit facility in the approximate amount of $0.2 million, which represents the unamortized loan origination costs related to the previously existing credit facility.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business strategy is to continue to focus on increasing operating cash flow and improving profitability at each business location through activities to execute our culture of service and leadership excellence. We do not expect the execution of our business strategy will require significant investments of new capital over the next two years. However, the Company will likely access the debt and capital markets over the next three years to refinance or repay maturing debt.  We plan to continue reducing our senior debt and improving our leverage ratios. Our focus is on continuing to improve our organizational leadership, quality of personnel and financial flexibility.

Net income totaled $2.3 million for the second quarter of 2003, equal to $0.13 per diluted share as compared to net income of $1.5 million for the second quarter of 2002, or $0.08 per diluted share.  Gross profit at the field level for the quarter was comparable, year-over-year.  Gains from the sales of businesses and excess real estate totaling $0.9 million during the second quarter of 2003 provided $0.03 in diluted earnings per share, and lower interest expense in the current year quarter contributed $0.02 of the improvement in earnings per share.

Net income totaled $4.4 million for the first six months of 2003, or $0.25 per diluted share as compared to net income of $18.0 million for the first six months of 2002, or $1.03 per diluted share. Two items significantly impacted the results and comparability of the two periods. The first quarter of 2002 included an income tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, related to the reversal of a valuation allowance on deferred tax assets established in 2000. Excluding the impact of this tax benefit, diluted earnings per share for the first six months of 2002 would have been $0.30. Net income for the first six months of 2003 was negatively impacted by the operating results of the funeral segment, which accounts for approximately 77 percent of the Company’s revenues, which, when compared to the first six months of 2002, reported a revenue decline of 4.0 percent and an increase in segment costs and expenses of 1.7 percent. These operating variances combined to reduce the gross profit of the Company by $3.2 million, equal to $0.11 per diluted share, compared to the first six months of 2002. Substantially all of the decline in the funeral segment revenues occurred in the first quarter of 2003 when same-store sales declined 8.6 percent.

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

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.  Many of the acquired funeral homes have provided high quality service to families for generations.  The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses.  In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value.  Fair value is determined by reference to certain valuation models, which include discounting the estimated future cash flows of the businesses in each region at the Company’s weighted average cost of capital, less debt allocable to the region.  The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, market conditions and the Company’s cost of capital.  If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.  No impairments were recorded during the six month periods ended June 30, 2002 and 2003.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes.

Stock Compensation Plans

The Company has four stock option plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the six months ended June 30, 2002 and 2003, net income for those periods would have been lower by $0.4 and $0.2 million, respectively.

The Financial Accounting Standards Board (“FASB”) recently announced its opinion that stock options should be expensed and that they will undertake work to develop accounting and valuation guidance regarding such.

In January 2003, the Company issued 227,000 shares of restricted stock to certain officers of the Company.  Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.  The value of the stock was $3.97 per share, for a total of $902,000, which is being amortized into expense over the four-year vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept shares of the Company’s common stock for all or a portion of their directors fees and under which new directors receive a grant of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant.  During the first six months of 2003, the Company issued 4,200 shares of common stock to directors, the value of which was charged to operations.  A new director was elected on May 13, 2003 at which time he received 20,000 shares of common stock, the value of which at the grant date is charged to operations as the shares vest.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2002 and 2003.  Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or  “existing operations”.

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2003.

Three months ended June 30, 2002 compared to three months ended June 30, 2003

(dollars in thousands)

	Three months ended June 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue	$27,853	$27,966	$113	0.4%
Acquired, sold or discontinued	565	244	(321)	*
Preneed insurance commissions revenue	414	492	78	18.8%
Total net revenues	$28,832	$28,702	$(130)	(0.5)%

Gross profit:
Same-store	$6,825	$6,578	$(247)	(3.6)%
Acquired, sold or discontinued	49	42	(7)	*
Preneed insurance commissions revenue	414	492	78	18.8%
Total gross profit	$7,288	$7,112	$(176)	(2.4)%

*not meaningful

Six months ended June 30, 2002 compared to six months ended June 30, 2003

(dollars in thousands)

	Six months ended June 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue	$59,570	$57,483	$(2,087)	(3.5)%
Acquired, sold or discontinued	1,123	647	(476)	*
Preneed insurance commissions revenue	846	926	80	9.5%
Total net revenues	$61,539	$59,056	$(2,483)	(4.0)%

Gross profit:
Same-store	$17,938	$14,723	$(3,215)	(17.9)%
Acquired, sold or discontinued	187	95	(92)	*
Preneed insurance commissions revenue	846	926	80	9.5%
Total gross profit	$18,971	$15,744	$(3,227)	(17.0)%

*not meaningful

Funeral same-store revenues for the three months ended June 30, 2003 increased 0.4% when compared to the three months ended June 30, 2002, as we experienced a decrease of the number of services of 22, equal to 0.5% and an increase of 0.9% to $5,771 in the average revenue per service for those existing operations.  Approximately 29.0 percent of the funeral services were cremation services compared to 29.2 percent in the second quarter of 2002.  The average price of Carriage’s cremation services increased 4.5 percent compared to the second quarter of 2002.  Of the funeral services performed during the second quarter of 2003, 20.6 percent were previously prearranged.

Total funeral same-store gross profit for the three months ended June 30, 2003 decreased $0.2 million from the comparable three months of 2002, and as a percentage of funeral revenue, declined from 25.3% to 24.8%.

Funeral same-store revenues for the six months ended June 30, 2003 decreased $2.1 million, or 3.5%, when compared to the six months ended June 30, 2002, as we experienced a decrease in the number of services of 489, or 4.7%, and an increase of 1.2% in the average revenue per service for those existing operations.  In addition to lower mortality rates during the first half of the current year, we identified approximately 12 percent of our businesses that experienced market share declines during the first quarter of 2003 compared to the first quarter of 2002.  These underperforming businesses represented more than half of the decline in same store volumes in the first quarter.  This group performed much better in the second quarter with basically flat performance year over year.

Total funeral same-store gross profit for the six months ended June 30, 2003 decreased $3.2 million or 17.9% from the comparable six months of 2002, primarily the result of the decrease in same store revenues given the predominantly fixed cost structure of our businesses and staffing for what is normally a seasonally high period of services. Funeral costs and expenses increased 1.7% from the first six months of 2002.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2003.

Three months ended June 30, 2002 compared to three months ended June 30, 2003

(dollars in thousands)

	Three months ended June 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue and total net revenues	$9,018	$9,165	$147	1.6%

Total same-store gross profit and total gross profit	$2,400	$2,556	$156	6.5%

Six months ended June 30, 2002 compared to six months ended June 30,2003

(dollars in thousands)

	Six months ended June 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue and total net revenues	$17,233	$17,517	$284	1.7%

Total same-store gross profit and total gross profit	$4,101	$5,024	$923	22.5%

No cemetery businesses were acquired or sold during the comparable periods.

Cemetery net revenues for the three months ended June 30, 2003 increased $0.2 million, or 1.6%, over the three months ended June 30, 2002, and cemetery gross profit increased $0.2 million, or 6.5%, over the comparable three months of 2002.  Cemetery revenues were positively impacted by a $0.2 million increase in preneed sales of interment rights and a $0.2 million increase in at-need revenues compared to the prior year period.  Financial revenues (trust earnings and finance charges on installment contracts) and deliveries of preneed merchandise and services each declined $0.1 million compared to the second quarter of the prior year.

Cemetery net revenues for the six months ended June 30, 2003 increased $0.3 million, or 1.6%, over the six months ended June 30, 2002, and cemetery gross profit increased $0.9 million over the comparable six months of 2002.  Total gross margin increased from 23.8% for the six months ended June 30, 2002 to 28.7% for the six months ended June 30, 2003 primarily from improvement in bad debt expense.

Other.  General and administrative expenses for the quarter ended June 30, 2003 increased $0.1 million and $0.2 million, respectively, as compared to the second quarter and the six months of 2002.  These expenses, as a percentage of net revenues, increased for the second quarter from 6.2% to 6.5% and for the six months from 6.2% to 6.6%.

The following table describes the components of special charges and other items of the Company for the three and six months ended June 30, 2003:

	Three months ended June 30, 2003		Six months ended June 30, 2003
	Amount	Diluted EPS impact	Amount	Diluted EPS impact
	(000s)		(000s)
Net gains from the dispositions of business assets	$896	$0.03	$740	$0.03
Early termination of lease obligation			(432)	$(0.02)
Total special charges and other items	$896	$0.03	$308	$0.01

Businesses and excess real estate were sold for approximately $1.5 million during the second quarter of 2003.

Interest expense and other financing costs for the three and six month periods ended June 30, 2003 declined $0.5 million and $0.7 million respectively, compared to the three and six month periods ended June 30, 2002 primarily because average debt outstanding has decreased by approximately $14.5 million since comparable periods of 2002.

Income Taxes.   The Company recorded income taxes at the effective rate of 38.5% (excluding the affect of the change in the valuation allowance) and 37.5% for the six months ended June 30, 2002 and 2003, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2.0 million at June 30, 2003, representing a decrease of $0.7 million from December 31, 2002. It is Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  For the six months ended June 30, 2003, cash provided by operating activities was $7.7 million as compared to $12.1 million for the six months ended June 30, 2002. Cash used in investing activities was $0.7 million for the six months ended June 30, 2003 compared to cash used in the amount of $5.3 million for the first six months of 2002, the change being primarily due to the combination of acquisition costs totaling $2.2 million in the 2002 period versus proceeds totaling $3.0 million from the sales of businesses and the settlement of a prior acquisition contingency in the 2003 period.

The Company’s debt at June 30, 2003 totaled $140.9 million and consisted of $97.5 million in senior debt notes, a $75 million revolving line of credit ($24.5 million outstanding at June 30, 2003) and $18.9 million in acquisition indebtedness and capital lease obligations.

The $97.5 million in senior debt notes are unsecured, mature in tranches of $22.5 million in 2004, $53.1 million in 2006 and $21.9 million in 2008 (based on current balances) and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

As discussed above, the Company had a revolving credit facility at June 30, 2003. The credit facility, set to mature in June 2004, was unsecured and contained customary restrictive covenants, including a restriction on the payment of dividends on common stock, and required that Carriage maintain certain financial ratios.  Interest on the existing credit facility was provided at both LIBOR and prime rate options.  As of June 30, 2003, the Company’s debt to total capitalization, as defined by the credit facility, was 42.3 percent as compared to 44.4 percent at December 31, 2002.  On August 4, 2003, Carriage replaced the facility with a new $40 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for the Company to meet its working capital needs and retire the Series A maturities of the Senior Notes in July 2004.  Interest is payable at both prime rate and LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points and the basis points above LIBOR can decline in the future with reductions, if any, in Carriage’s debt to EBITDA ratio, as defined by the credit agreement. As of June 30, 2003, the Company’s debt to EBITDA ratio was 3.53.  The new credit facility reduces by $7.5 million in March 2005 and by $7.5 million in September 2005. In addition, the commitment reduces by up to $5 million for the bank’s pro-rata share of proceeds from disposition of assets.

The Company, in complying with the conditions of the new credit facility, will begin deferring interest payments on the subordinated debentures held by the Company’s affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible trust preferred securities of Carriage Services Capital Trust (“TIDES”) will be deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment.  The condition was imposed by the lenders to ensure that the Company had sufficient available borrowings under the unsecured credit facility to retire the Series A maturities of the Senior Notes that have a current balance of $22.5 million and to accommodate the two $7.5 million commitment reductions in 2005.  The Company intends to use the cash savings from the deferral of the TIDES distributions to repay borrowings under the unsecured credit facility.

The TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the deferral period, Carriage will be prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions.

We believe that cash flow from operations, cash savings from the deferral of the TIDES distributions and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures, retire the Series A maturities of the Senior Notes in July 2004 and other operating requirements.  Because future cash flows and the availability of financing are subject to certain variables, such as the Company’s operating performance and conditions of the credit and equity markets, there can be no assurance that the Company’s capital resources will be sufficient to fund its capital needs in future years. Additional debt and equity financing will likely be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

ACCOUNTING CHANGES

(a) Costs Associated with Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(b) Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The provisions of this statement would be effective beginning with Carriage’s third quarter of 2003.  The Company is currently evaluating FIN No. 46 and preliminarily believes that the preneed and perpetual care trusts will be consolidated at fair value in the Company’s balance sheet.  The application of FIN No. 46 is not expected to affect earnings or cash flow.

SEASONALITY

The Company’s business can be affected by seasonal fluctuations in the death rate.  Generally, death rates are higher during the winter months.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

Item 3.                    Quantitative and Qualitative Disclosures of Market Risk

Carriage is currently exposed to market risk from changes in interest rates. Interest on the Company’s revolving credit facility will change with changes in the prime lending rate and LIBOR. Previously, the Company was party to interest rate swaps to minimize the affect of increasing interest rates. Those swaps matured in May 2003 and, consequently, a change of, for example, one percent in the interest rate would cause a change in interest expense on these borrowings of approximately $245,000, or $0.01 per diluted share, on an annualized basis.

Item 4.                    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2003. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. During the period covered by this report, there were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Changes in Securities and Use of Proceeds

None

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company’s 2003 annual meeting of stockholders was held on May 13, 2003.  All director nominees were elected.  The voting tabulation was as follows:

Name of Nominee	Number of Votes For	Number of Votes Withheld

Melvin C. Payne	14,875,270	345,353
Joe R. Davis	14,781,409	439,214

The terms of the following other directors continue after the meeting:  Greg M. Brudnicki, Ronald A. Erickson, Vincent D. Foster and Stuart W. Stedman.

Item 5.                    Other Information

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words.

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

(5)  Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

ITEM 6.                             Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1 —	Indemnity Agreement with Joe R. Davis dated May 13, 2003.

10.2 —	Indemnity Agreement with Joseph Saporito dated May 13, 2003.

10.3 —	Indemnity Agreement with James J. Benard dated May 13, 2003.

10.4 —	Indemnity Agreement with Mark Groeneman dated May 13, 2003.

10.5 —	Indemnity Agreement with George J. Klug dated May 13, 2003.

11.1 —	Computation of Per Share Earnings

31.1 —	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2 —	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1 —	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2 —	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

A report on Form 8-K Current Report was filed with the SEC on May 14, 2003 in connection with the press release dated May 12, 2003 reporting the Company’s first quarter results.

A report on Form 8-K Current report was filed with the SEC on June 10, 2003 in connection with the press release dated June 10, 2003 reporting changes to the Company and Investment Profile dated June 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

August 13, 2003	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)