Form 10-Q
period 2003-09-30
CARRIAGE SERVICES INC
filed 2003-11-13
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of November 4, 2003 was 17,551,241.

CARRIAGE SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 (unaudited)

Consolidated Statements of Operations for the Three Months ended September 30, 2002 and 2003 and Nine Months ended September 30, 2002 and 2003 (unaudited)

Consolidated Statements of Comprehensive Income for the Nine Months ended September 30, 2002 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2003 (unaudited)

Condensed Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2002	2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$2,191
Accounts receivable —
Trade, net of allowance for doubtful accounts of $2,844 in 2002 and $2,013 in 2003 in 2002	14,640	12,734
Other	746	512
	15,386	13,246
Inventories and other current assets	8,777	9,054
Total current assets	26,865	24,491

Property, plant and equipment, at cost, net of accumulated depreciation of $30,449 in 2002 and $34,444 in 2003	113,967	112,377
Cemetery property, at cost	64,570	64,287
Goodwill	158,696	159,668
Deferred charges and other non-current assets	60,344	55,561
Preneed funeral contracts	235,347	233,603
Preneed cemetery merchandise and service trust funds	43,965	45,946
Total assets	$703,754	$695,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$26,097	$20,294
Current portion of long-term debt and capital leases obligations	2,348	24,403
Total current liabilities	28,445	44,697

Deferred cemetery revenue and preneed liabilities	96,812	97,815
Deferred preneed funeral contracts revenue	243,067	241,265
Long-term debt, net of current portion	141,207	109,827
Obligations under capital leases, net of current portion	5,539	5,512
Distributions payable on convertible preferred securities	—	2,197
Total liabilities	515,070	501,313
Commitments and contingencies
Minority interest in consolidated subsidiary	400	—
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,193	90,294
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,075,000 and 17,522,000 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	171	175
Contributed capital	185,100	186,625
Accumulated deficit	(86,915)	(81,717)
Deferred compensation	—	(757)
Unrealized loss on interest rate swaps, net of tax benefit	(265)	—
Total stockholders’ equity	98,091	104,326
Total liabilities and stockholders’ equity	$703,754	$695,933

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003
Revenues, net
Funeral	$27,521	$26,883	$89,060	$85,939
Cemetery	8,601	8,818	25,834	26,335
	36,122	35,701	114,894	112,274
Costs and expenses
Funeral	20,351	20,877	62,919	64,189
Cemetery	6,531	6,724	19,663	19,217
	26,882	27,601	82,582	83,406
Gross profit	9,240	8,100	32,312	28,868
General and administrative expenses	3,619	2,620	8,475	7,708
Special charges and other items	—	(226)	—	(534)
Operating income	5,621	5,706	23,837	21,694
Interest expense, net	3,101	2,669	9,450	8,346
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,675	1,684	5,023	5,032
Total interest and financing costs	4,776	4,353	14,473	13,378
Income before income taxes	845	1,353	9,364	8,316
Provision (benefit) for income taxes	325	507	(9,193)	3,118

Net income available to common stockholders	$520	$846	$18,557	$5,198

Basic earnings per common share	$0.03	$0.05	$1.10	$0.30

Diluted earnings per common share	$0.03	$0.05	$1.06	$0.29

Weighted average number of common and common equivalent shares outstanding:
Basic	16,978	17,496	16,940	17,409
Diluted	17,367	17,832	17,439	17,752

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the nine months ended September 30,
	2002	2003

Net income	$18,557	$5,198

Other comprehensive income:
Unrealized gain on interest rate swaps	247	—
Amortization of accumulated unrealized loss on interest rate swap	249	—
Related income tax provision	(99)	—
Total other comprehensive income	$397	$—

Comprehensive income	$18,954	$5,198

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$18,557	$5,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,851	5,162
Amortization	3,002	3,203
Provision for losses on accounts receivable	1,696	1,056
Net gain on sale of business assets	—	(1,113)
Stock-related compensation	—	245
Deferred income taxes (benefit)	(8,079)	3,118
Loss on early extinguishment of debt	—	147
Other	168	(145)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease in accounts receivable	3,113	1,046
Decrease (increase) in inventories and other current assets	(39)	100
(Increase) in deferred charges and other	(33)	(515)
(Increase) in preneed funeral and cemetery costs	(2,773)	(2,994)
(Increase) in preneed cemetery trust funds	(1,958)	(3,402)
(Decrease) in accounts payable and accrued liabilities	(6,042)	(3,881)
Increase in deferred revenue and preneed liabilities	1,848	1,382
Increase in distributions payable on convertible preferred securities	—	1,650
Net cash provided by operating activities	14,311	10,257

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	81	2,197
Sale of minority interest in subsidiary	200
Acquisitions and cost adjustments related to acquisitions	(2,160)	1,500
Capital expenditures	(4,886)	(5,081)
Net cash used in investing activities	(6,765)	(1,384)

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	3,000	(2,500)
Payments on long-term debt and obligations under capital leases	(4,735)	(6,727)
Proceeds from issuance of common stock	438	461
Payment of contingent stock price guarantees	(5,289)	—
Payment of deferred debt charges and other	—	(618)
Net cash used in financing activities	(6,586)	(9,384)

Net increase (decrease) in cash and cash equivalents	960	(511)
Cash and cash equivalents at beginning of period	2,744	2,702
Cash and cash equivalents at end of period	$3,704	2,191

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$16,284	$13,628
Cash paid for income taxes	$229	$54

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              BASIS OF PRESENTATION

(a)          The Company

Carriage Services, Inc., (the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of September 30, 2003, the Company owned and operated 139 funeral homes and 30 cemeteries in 29 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)          Interim Condensed Disclosures

The information for the three and nine month periods ended September 30, 2002 and 2003 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC.  The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2002 in this report have been reclassified to conform with current year presentation.

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

(b) Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements for fiscal years ending after December 15, 2002.   The Company accounts for stock options and shares issued pursuant to its employee stock purchase plan under APB Opinion No. 25, under which no compensation expense is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three and nine months ended September 30, 2002 and 2003, the results would have been as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Net income, as reported	$520	$846	$18,557	$5,198

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	184	111	552	333

Pro forma net income	$336	$735	$18,005	$4,865

Earnings per share:
Basic – as reported	$0.03	$0.05	$1.10	$0.30
Basic – pro forma	$0.02	$0.04	$1.06	$0.28

Diluted – as reported	$0.03	$0.05	$1.06	$0.29
Diluted – pro forma	$0.02	$0.04	$1.03	$0.27

(c) Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The provisions of this statement will be effective beginning with Carriage’s fourth quarter of 2003.  The Company is currently evaluating FIN No. 46 and its preliminary understanding is that the preneed trusts may be consolidated at fair value in the Company’s balance sheet.  Management has not determined the impact to earnings and the presentation within the statement of cash flows, if any, of the new accounting standard.

3.              SALES OF BUSINESSES

The Company sold certain of its businesses during the first nine months of 2003.  These businesses generated $1,575,000 in revenue and $243,000 in gross profit for the nine months ended September 30, 2002 and $836,000 in revenue and $24,000 in gross profit for the period of time that the Company owned them in 2003.  The Company recognized gains on the sale of these businesses totaling $856,000 during the nine months ended September 30, 2003.

4.              MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate(1)	Consolidated

External revenues:
Nine months ended September 30, 2003	$85,939	$26,335	$—	$112,274
Nine months ended September 30, 2002	89,060	25,834	—	114,894

Net income (loss):
Nine months ended September 30, 2003	13,011	4,338	(12,151)	5,198
Nine months ended September 30, 2002	15,809	3,760	(1,012)	18,557

Total assets:
September 30, 2003	520,485	164,058	11,390	695,933
December 31, 2002	525,645	163,750	14,359	703,754

(1)          Net income (loss) as reported for the nine months ended September 30, 2002 is primarily attributable to the reduction in the deferred tax valuation allowance discussed in Note 5, which is included in Corporate.

5.              INCOME TAXES

The Company estimates that its effective tax rate will be 37.5 percent for financial statement purposes in 2003.  Carriage records a valuation allowance to reflect the estimated amount of deferred tax for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. When the Company incurred the Fresh Start restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales. To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that is could be determined it would be more likely than not the Company would be able to realize the tax benefits. Based on positive operating results subsequent to 2000 and management’s forecast of future positive operating results, management determined in the first quarter of 2002 that it is more likely than not the Company will be able to utilize substantially all of these previously unrecognized tax benefits. Accordingly, in the first quarter of 2002 the Company recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, which eliminated a substantial portion of the valuation allowance. Excluding the $12.8 million tax benefit, income taxes were recorded at the effective rate of 38.5 percent during the first nine months of 2002.

6.              DEFERRED COMPENSATION AND STOCK-RELATED COMPENSATION

In January 2003, the Company issued 227,000 shares of restricted stock to certain officers of the Company.  Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.  The value of the stock was $3.97 per share, for a total of $902,000, which is amortized into expense over the four-year vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant.  The value of the shares at the grant date is charged to expense as the shares vest.

7.              DEBT

In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million unsecured revolving credit facility that matures in March 2006. Interest is payable at both prime rate and LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points and the basis points above LIBOR can decline in the future with reductions in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement. The new credit facility reduces by $7.5 million in March 2005 and by an additional $7.5 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets.  In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the subordinated debentures held by its affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Trust are deferred and recorded as a liability for at least the term of the new credit facility beginning with the September 1, 2003 payment.

The TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions.

Carriage recorded a pretax charge in the third quarter of 2003 in connection with the extinguishment of the previous existing credit facility in the approximate amount of $147,000, which represents the unamortized loan origination costs related to the that credit facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our business strategy is to continue to focus on increasing operating cash flow and improving profitability at each business location through activities to execute our culture of service and leadership excellence. We do not expect the execution of our business strategy will require significant investments of new capital over the next two years. However, the Company will likely access the debt and capital markets over the next three years to refinance or repay maturing debt.  We plan to continue reducing our senior debt and improve our leverage ratios. Our focus is on continuing to improve our organizational leadership, quality of personnel and financial flexibility.

Net income totaled $0.8 million for the third quarter of 2003, equal to $0.05 per diluted share, of which special items, as more described in the following Results of Operation’s section, contributed $0.2 million or $0.01 per diluted share.  Comparatively, net income for the third quarter of 2002 totaled $0.5 million or $0.03 per diluted share, which included charges in general and administrative expenses totaling $1.2 million, the equivalent of $0.04 per diluted share, which were not present in the current year period.  Decreased operating profitability in the funeral segment of $1.2 million negatively impacted gross profit in comparing the third quarter of 2003 to the third quarter of 2002.  Lower outstanding debt and lower interest rates provided a benefit of $0.4 million in interest expense in the current year quarter compared to the prior year quarter.

Net income totaled $5.2 million for the first nine months of 2003, or $0.29 per diluted share as compared to net income of $18.6 million for the first nine months of 2002, or $1.06 per diluted share. Certain items significantly impacted the results and comparability of the two periods. The first quarter of 2002 included an income tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share, related to the reversal of a valuation allowance on deferred tax assets established in 2000. Excluding the impact of this tax benefit, diluted earnings per share for the first nine months of 2002 would have been $0.33. Net income for the first nine months of 2003, equal to $0.29 per diluted share, was negatively impacted by the operating results of the funeral segment, which accounts for approximately 77 percent of the Company’s revenues, which, when compared to the first nine months of 2002, reported a revenue decline of 3.5 percent and an increase in segment costs and expenses of 2.0 percent. A large portion of the decline in the funeral segment revenues occurred in the first quarter of 2003 when same-store sales declined 8.6 percent.  These variances combined, caused by the funeral segment, to reduce the gross profit of the Company by $4.4 million, equal to $0.15 per diluted share, compared to the first nine months of 2002. In contrast, the operations of the cemetery segment provided an increase in gross profit to the Company by $0.9 million, equal to $0.03 per diluted share.  Additionally, and as more fully described in RESULTS OF OPERATIONS, lower interest expense, special items and lower general and administrative expense in 2003 provided $2.4 million in pretax earnings, equal to $0.08 per diluted share, compared to 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  Our significant accounting policies are more fully described in Note 1 to the consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.  Many of the acquired funeral homes have provided high quality service to families for generations.  The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses.  In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value.  Fair value is determined by reference to certain valuation models, which include discounting the estimated future cash flows of the businesses in each region at the Company’s weighted average cost of capital, less debt allocable to the region.  The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, market conditions and the Company’s cost of capital.  If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.  No impairments were recorded during the nine month periods ended September 30, 2002 and 2003.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes.

Stock Compensation Plans

The Company has four stock option plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the nine months ended September 30, 2002 and 2003, net income for those periods would have been lower by $0.6 and $0.3 million, respectively.

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

The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant.  During the first nine months of 2003, the Company issued 7,585 shares of common stock to directors in lieu of payment in cash for their fees, the value of which was charged to operations.  A new director was elected on May 13, 2003 at which time he received an award of 20,000 shares of common stock, the value of which at the grant date is charged to operations as the shares vest.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2002 and 2003.  Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or  “existing operations”.

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2003.

Three months ended September 30, 2002 compared to three months ended September 30, 2003

(dollars in thousands)

	Three months ended September 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue	$26,343	$26,464	$121	0.5%

Acquired, sold or discontinued	777	88	(689)	(88.7)%
Preneed insurance commissions revenue	401	331	(70)	(17.5)%
Total net revenues	$27,521	$26,883	$(638)	(2.3)%

Gross profit:
Same-store	$6,572	$5,706	$(866)	(13.2)%
Acquired, sold or discontinued	197	(31)	(228)	(115.7)%
Preneed insurance commissions revenue	401	331	(70)	(17.5)%
Total gross profit	$7,170	$6,006	$(1,164)	(16.2)%

Nine months ended September 30, 2002 compared to nine months ended September 30, 2003

(dollars in thousands)

	Nine months ended September 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue	$85,298	$83,355	$(1,943)	(2.3)%

Acquired, sold or discontinued	2,516	1,326	(1,190)	(47.3)%
Preneed insurance commissions revenue	1,246	1,258	12	1.0%
Total net revenues	$89,060	$85,939	$(3,121)	(3.5)%

Gross profit:
Same-store	$24,438	$20,340	$(4,098)	(16.8)%
Acquired, sold or discontinued	457	152	(305)	(66.7)%
Preneed insurance commissions revenue	1,246	1,258	12	1.0%
Total gross profit	$26,141	$21,750	$(4,391)	(16.8)%

Funeral same-store revenues for the three months ended September 30, 2003 increased 0.5% when compared to the three months ended September 30, 2002, as we experienced a decrease of 0.6% in the number of contracts and an increase of 1.1% to $4,736 in the average revenue per contract for those existing operations.  Historically, we have disclosed same-store comparisons using calls, which are contracts with a value of $1,500 and greater.  We are now presenting same-store comparisons using all contracts as it provides a complete representation of our revenues.  Approximately 30.2 percent of the funeral services were cremation services compared to 28.2 percent in the third quarter of 2002.  The average price of Carriage’s cremation services decreased 0.9 percent compared to the third quarter of 2002.  Of the funeral services performed during the third quarters of 2002 and 2003, approximately 20 percent were previously prearranged.

Total funeral same-store gross profit for the three months ended September 30, 2003 decreased $0.9 million from the comparable three months of 2002, and as a percentage of funeral same-store revenue, declined from 24.9% to 21.6%.

Funeral same-store revenues for the nine months ended September 30, 2003 decreased $1.9 million, or 2.3%, when compared to the nine months ended September 30, 2002, as we experienced a decrease of 3.9% in the number of contracts and an increase of 1.6% in the average revenue per service for those existing operations.  In addition to lower mortality rates during the first nine months of the current year in certain markets, we identified certain of our businesses that have lost market share.  We have recently realigned management responsibilities in our funeral operations and are reviewing our funeral organization and operations with the goal of making changes to generate market share and improve financial performance in the future.

Total funeral same-store gross profit for the nine months ended September 30, 2003 decreased $4.1 million or 16.8% from the comparable nine months of 2002, partly the result of the decrease in same store revenues given the predominantly fixed cost structure of our businesses and partly the result of a 2.0% increase in funeral costs and expenses compared to the first nine months of 2002.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2003.

Three months ended September 30, 2002 compared to three months ended September 30, 2003

(dollars in thousands)

	Three months ended September 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue and total net revenues	$8,601	$8,818	$217	2.5%

Total same-store gross profit and total gross profit	$2,070	$2,094	$24	1.2%

Nine months ended September 30, 2002 compared to nine months ended September 30, 2003

(dollars in thousands)

	Nine months ended September 30,		Change
	2002	2003	Amount	Percent

Total same-store revenue and total net revenues	$25,834	$26,335	$501	1.9%

Total same-store gross profit and total gross profit	$6,171	$7,118	$947	15.3%

No cemetery businesses were acquired or sold during the comparable periods.

Cemetery net revenues for the three months ended September 30, 2003 increased $0.2 million, or 2.5%, over the three months ended September 30, 2002, and cemetery gross profit increased slightly over the comparable three months of 2002.  Cemetery revenues were positively impacted by a $0.5 million from the completion of mausoleums for which sales had previously been deferred.  Financial revenues (trust earnings and finance charges on installment contracts) and deliveries of preneed merchandise and services declined $0.1 million and $0.3 million, respectively, compared to the third quarter of the prior year.

Cemetery net revenues for the nine months ended September 30, 2003 increased $0.5 million, or 1.9%, over the nine months ended September 30, 2002, and cemetery gross profit increased $0.9 million over the comparable nine months of 2002.  Total gross margin increased from 23.9% for the nine months ended September 30, 2002 to 27.0% for the nine months ended September 30, 2003 primarily from improvement in bad debt expense.

 Other.  General and administrative expenses for the three months and nine months ended September 30, 2003 decreased $1.0 million and $0.8 million, respectively, as compared to the third quarter and the nine months of 2002 primarily because the third quarter 2002 included a $0.7 million charge related to the termination of an employment agreement with a former corporate officer and $0.5 million in professional fees incurred in connection with changes in tax accounting methods.

The following table describes the components of special charges and other items of the Company for the three and nine months ended September 30, 2003:

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	Amount	Diluted EPS impact	Amount	Diluted EPS impact
	(000s)		(000s)

Net gains from the dispositions of business assets	$373	$0.01	$1,113	$0.04
Early termination of lease obligation and bank credit facility	(147)	—	(579)	(0.02)
Total special charges and other items	$226	$0.01	$534	$0.02

Interest expense and other financing costs for the three and nine month periods ended September 30, 2003 declined $0.4 million and $1.1 million respectively, compared to the three and nine month periods ended September 30, 2002.  Cash flow from operations and proceeds from the sales of business assets have provided the source of funds to reduce the debt outstanding during 2002 and 2003.  Since September 30, 2002, total outstanding debt has been reduced by $15.8 million.  Reductions in interest rates over the last two years have also contributed (to a lesser degree) in reducing interest expense.

Income Taxes.   The Company recorded income taxes at the effective rate of 38.5% (excluding the affect of the change in the valuation allowance) and 37.5% for the nine months ended September 30, 2002 and 2003, respectively.

The Company has net operating loss carryforwards totaling approximately $10 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2003 and 2004. The slightly lower tax rate in 2003, compared to 2002, is based on our expectations of utilizing certain state loss carryforwards, the benefits of which have not yet been recognized.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2.2 million at September 30, 2003, representing a decrease of $0.5 million from December 31, 2002. It is Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  For the nine months ended September 30, 2003, cash provided by operating activities was $10.3 million as compared to $14.3 million for the nine months ended September 30, 2002. Cash used in investing activities was $1.4 million for the nine months ended September 30, 2003 compared to cash used in the amount of $6.8 million for the first nine months of 2002, the change being primarily due to the combination of acquisition costs totaling $2.2 million in the 2002 period versus proceeds totaling $3.7 million from the sales of businesses and the settlement of a prior acquisition contingency in the 2003 period.

The Company’s debt at September 30, 2003 totaled $139.7 million and consisted of $96.3 million in senior debt notes, a $40 million revolving line of credit ($25 million outstanding at September 30, 2003) and $18.4 million in acquisition indebtedness and capital lease obligations.

The $96.3 million in senior debt notes are unsecured, mature in tranches of $22.3 million in 2004, $52.4 million in 2006 and $21.6 million in 2008 (based on current balances) and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

The Company had a $75 million unsecured revolving credit facility at June 30, 2003 that would have matured in June 2004.  On August 4, 2003, Carriage replaced the facility with a new $40 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for the Company to meet its working capital needs and retire the Series A maturities of the Senior Notes in July 2004.  Interest is payable at both prime rate and LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points and the basis points above LIBOR can decline in the future with reductions, if any, in Carriage’s debt to EBITDA ratio, as defined by the credit agreement. The new credit facility reduces by $7.5 million in March 2005 and by $7.5 million in September 2005. In addition, the commitment reduces by up to $5 million for the bank’s pro-rata share of proceeds from disposition of assets.  As of September 30, 2003, the Company’s debt to total capitalization, as defined by the credit facility, was 41.8 percent as compared to 44.2 percent at December 31, 2002.  As of September 30, 2003, the Company’s debt to EBITDA ratio , as defined by the loan agreement, was 3.40.

The Company, in complying with the conditions of the new credit facility, began deferring interest payments on the subordinated debentures held by the Company’s affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible trust preferred securities of Carriage Services Capital Trust (“TIDES”) are deferred and recorded as a liability for at least the term of the new credit facility beginning with the September 1, 2003 payment.  The condition was imposed by the lenders to ensure that the Company had sufficient available borrowings under the unsecured credit facility to retire the Series A maturities of the Senior Notes that have a current balance of $22.3 million and to accommodate the two $7.5 million commitment reductions in 2005.  The Company intends to use the cash savings from the deferral of the TIDES distributions to repay borrowings under the unsecured credit facility.

The TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions.

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

(b) Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to require consolidation of business entities under certain circumstances, particularly with respect to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise that consolidates a variable interest entity is the primary beneficiary of the variable interest entity.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other primary interests in an entity. The provisions of this statement would be effective beginning with Carriage’s fourth quarter of 2003.  The Company is currently evaluating FIN No. 46 and its preliminary understanding is that the preneed trusts may be consolidated at fair value in the Company’s balance sheet.  Management has not determined the impact to earnings and the presentation of the statement of cash flows, if any, of the new accounting standard.

SEASONALITY

The Company’s business can be affected by seasonal fluctuations in the death rate.  Generally, death rates are higher during the winter months.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

Item 3.           Quantitative and Qualitative Disclosures of Market Risk

Carriage is currently exposed to market risk from changes in interest rates. Interest on the Company’s revolving credit facility will change with changes in the prime lending rate and LIBOR. Previously, the Company was party to interest rate swaps to minimize the affect of increasing interest rates. Those swaps matured in May 2003 and, consequently, a change of, for example, one percent in the interest rate would cause a change in interest expense on these borrowings of approximately $250,000, based on the balance outstanding at September 30, 2003,or $0.01 per diluted share, on an annualized basis.

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

None

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

(5)   Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

Item 6.                              Exhibits and Reports on Form 8-K

(a)          Exhibits

4.1   —                       Credit Agreement dated August 4, 2003 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed August 6, 2003.

11.1   —                 Computation of Per Share Earnings

31.1   —                 Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2   —                 Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1   —                 Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

32.2   —                 Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

A report on Form 8-K Current Report was filed with the SEC on August 6, 2003 to disclose the terms of the Company’s new bank credit facility and to report the Company’s press release dated August 5, 2003 reporting the Company’s second quarter results.

A report on Form 8-K Current report was filed with the SEC on September 8, 2003 in connection with the press release dated September 5, 2003 reporting an update to the Company and Investment Profile dated September 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

November 13, 2003	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)