Form 10-K
period 2003-12-31
CARRIAGE SERVICES INC
filed 2004-03-26
CIK 1016281

Use these links to rapidly review the document
CARRIAGE SERVICES, INC. INDEX
ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2003
or
☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0423828 (I.R.S. Employer Identification No.)
1900 Saint James Place, 4th Floor, Houston, TX (Address of principal executive offices)	77056 (Zip Code)
Registrant's telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(Title Of Class)	(Name of Exchange on which registered)
Common Stock, $.01 Par Value	New York Stock Exchange
Series G Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Carriage's Common Stock) of the registrant as of June 30, 2003 was approximately $40 million based on the closing price of $3.54 per share on the New York Stock Exchange.

The number of shares of the registrant's Common Stock, $.01 par value per share outstanding as of March 15, 2004 was 17,702,329.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered in connection with the 2004 annual meeting of stockholders are incorporated in Part III of this Report.

CARRIAGE SERVICES, INC.

INDEX

PART I

ITEM 1. BUSINESS

THE COMPANY

        Carriage Services, Inc. (the "Company" or "Carriage") is a leading provider of death care services and products in the United States. As of December 31, 2003, we operated 139 funeral homes and 30 cemeteries in 29 states. Carriage provides a complete range of funeral and cremation services including planning and coordinating personalized funerals, conducting memorial services, performing cemetery interment services and managing and maintaining cemetery properties. We sell products and merchandise including caskets, urns, burial vaults, garments, cemetery interment rights, and monuments and markers. We focus on distinguishing ourselves from our competitors by operating a people development company that emphasizes: (i) a consistent model to serve client families, (ii) comprehensive employee training, (iii) accountability to customers and each other, and (iv) incentive compensation which shares the benefits of growth and profitability with responsible employees.

        From 1996 to 1999, the Company grew rapidly through a significant number of acquisitions. In 1999, the level of acquisition activity was sharply curtailed, growth slowed and Carriage focused on improving operating results. We initiated Fresh Start in 2000 to address the Company's high level of debt. Since then we have sold 37 funeral homes, 12 cemeteries and 14 parcels of excess real estate for approximately $20 million of net proceeds. By applying the net proceeds from dispositions, income tax refunds and cash flow from operations to reduce debt and contingent acquisition obligations, the outstanding balance of such obligations has decreased from $205 million in the fourth quarter of 2000 to $135.5 million at year-end 2003.

        While the primary goals of the Fresh Start initiatives have been achieved, we will continue to focus on operations and the Company's capital structure in order to reposition Carriage for future growth. Our focus over the next two years is to grow the market share and improve the operating and financial performance of our funeral operations; increase preneed property sales and cash flow in our cemetery operations; further reduce debt; and strengthen our capital structure. We will continue to improve our organizational leadership and quality of personnel. We also expect to divest additional businesses in the future, where those businesses are not meeting our standards.

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

        HERITAGE AND TRADITION.    Death care businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that afford an established funeral home or cemetery a local franchise and provide the opportunity for repeat business. In addition, established firms' backlog of preneed, prefunded funerals or presold cemetery and mausoleum spaces provides a base of future revenue. Since 1999, we have seen new independent competitors capture some local market share. In many cases, these new independent businesses are started by personnel who have left public consolidators or family owned businesses. Often such businesses are attempting to build market share by competing on price rather than heritage and tradition.

        DEATH RATES.    The death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States had increased at a compounded annual rate of approximately 1% for the period 1980 through 2000. However, statistics reported by the Center for Disease Control ("CDC"), as adjusted, indicate that the number of deaths declined by more than 1% in each of the three years from 2001 through 2003. While the number of deaths typically varies from year to year, we believe major medical advances in treating heart, cancer and other major diseases that cause death are resulting in an increase of the average age of the population. This trend is calling into question CDC forecasts of an increasing number of deaths of 0.75% through 2010. Nevertheless, the aging baby-boom generation is expected to cause the number of deaths to increase in the long-term.

        DELEVERAGING.    Until 1999, the industry experienced consolidation of independent death care operations by a few large, primarily publicly owned death care consolidators that sought to benefit from economies of scale, improved managerial control and more effective strategic planning and greater financial resources. None of the publicly traded companies are currently pursuing significant acquisitions at this time. Since 2000, each of the consolidators have been selling selected properties and other assets and using operating cash flow to reduce their debt levels.

        PRENEED MARKETING.    In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "preneed" basis. We have developed marketing organizations to actively promote such products and services. Effective marketing of preneed products and services provides a backlog of future business. We believe sales of preneed products and services, including cemetery and interment rights and preneed funeral services, are purchased primarily by people between the ages of 50 and 80. Our preneed funeral sales and marketing program is managed at the local market level by the funeral home managing partner in conjunction with our Director of Preneed Sales. All preneed sales counselors are employed by our local businesses.

        CREMATION.    In recent years, there has been steady, gradual growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 10% of the U.S. burial market in 1980, approximately 28% in 2002 and are projected at 40% for 2010. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Cremation, historically, had been marketed as a less costly alternative to interment. However, cremation is increasingly marketed as part of a complete package that includes funeral services and memorialization. The percentages of funeral services conducted by Carriage in which cremation was chosen as the manner in which to dispose of the remains were 27%, 28% and 30% for each of the three years from 2001 through 2003.

BUSINESS STRATEGY

        During the last three years, Carriage and the other public consolidators have been restructuring their organizations and improving their financial condition, liquidity and balance sheets by reducing debt. Carriage made significant progress in improving operating cash flow and reducing debt under its Fresh Start program. Successful execution of Fresh Start during the last three years has, in our view, positioned the Company as a leader in our industry and improved our financial flexibility.

"FRESH START" PROGRAM.    During the third quarter of 2000, Carriage initiated a multi-faceted restructuring program termed "Fresh Start" in response to its leveraged balance sheet resulting from rapid growth, deteriorating operating results and a challenging industry environment. The program began with a review of the funeral home and cemetery portfolios, operating strategies, organizational structure, and financial covenants under the Company's credit agreements.

        The goals for the restructuring program, announced in November, 2000, were to (1) restore credibility to our operating and consolidation model; (2) increase and better align our earnings and cash flow; (3) restore market value credibility to our balance sheet; (4) reduce our debt; and (5) re-access the capital markets. The principal elements of Fresh Start included the downsizing of our corporate organization, strengthening its corporate and operating leadership, changing our preneed funeral marketing strategy, stratifying by performance the funeral home and cemetery portfolios, implementing action plans to improve or dispose of underperforming businesses, reviewing and adjusting the carrying value of assets, and modifying financial covenants with lenders to facilitate the execution of the program.

        We believe the Fresh Start goals have been substantially accomplished. The five Fresh Start goals, together with their impact on the periods covered by this annual report, as well as their continued relevance to future results are as follows:

  1.
  Restore credibility to its operating and consolidation model—Carriage is committed to becoming the best, not the biggest, company in its industry. This commitment is driven by a strong culture of service and leadership excellence whose goal is to build a lasting enterprise. As a result, Carriage has raised performance standards and increased accountability for all employees throughout the organization. Recruiting top quality leaders and managers and aligning incentive compensation to our operating strategy have become key elements of our operating strategy.

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

  2.
  Increase and better align earnings and free cash flow—Since implementing Fresh Start, Carriage has implemented more disciplined controls over its capital expenditures and shifted its preneed funeral marketing strategy from a national to a local focus. The Company transitioned from a national, centralized strategy to a local, decentralized strategy whereby each business location customized a preneed program to its local needs. Accordingly, we eliminated the national funeral sales organization and emphasized using insurance contracts to fund preneed contracts. This allowed us to substantially downsize our administrative support organization. These two factors have been the key drivers to better align earnings and free cash flow. In conjunction with the operating model described above, Carriage believes it will continue to improve and maintain the alignment of earnings and cash flow.

  3.
  Restore market value creditability to its balance sheet—In reviewing our funeral home and cemetery portfolios, we established consistent performance standards. We will not allow the success of our best businesses, managers and employees to be unfairly diluted by underperforming, weaker businesses. When there are local market share losses or leadership issues, specific action plans were designed to address them. These action plans included the decision to sell the businesses that cannot meet our new standards. Since Fresh Start was initiated in 2000, Carriage has closed one funeral property and has sold 37 funeral properties, 12 cemeteries and 14 parcels of excess real estate for net proceeds of $20 million. A relatively small number of additional properties may be sold in 2004. The carrying values of the businesses targeted for sale were written down to the estimated net realizable value. The significant charges Carriage incurred in 2000 to initiate its Fresh Start Program substantially reduced the Company's book value per share by $8.25 to $4.78 at December 31, 2000. At December 31, 2003, book value per share was $6.04. As Carriage executes its operating model and successfully improves long-term profitability, we expect to continue to increase book value per share.

  4.
  Re-access the capital markets—In August 2003, Carriage replaced the $75 million bank credit facility with a new $40 million unsecured revolving bank credit facility that matures in March 2006 which should be sufficient for Carriage to meet its working capital needs and retire the Series A maturities of the Senior Notes having a current balance of $22.3 million in July 2004. As of December 31, 2003, Carriage had $21.1 million drawn on its $40 million bank revolving credit facility. Carriage expects that placing the new credit facility was the first step in repositioning its capital structure to facilitate future growth.

  5.
  Reduce debt—Since Fresh Start was initiated on November 8, 2000, Carriage has reduced its debt and contingent obligations from previous acquisitions by $70 million, or 34%, from $205 million to $135 million at December 31, 2003. In complying with conditions of the new credit facility, Carriage began on September 1, 2003 deferring interest payments on its subordinated debentures held by the Company's affiliated trust. Thus, cash distributions on the TIDES convertible trust preferred securities will be deferred for at least the term of the new credit facility.

FUNERAL OPERATING STRATEGY.    While Fresh Start has been completed, management recognized that to become the best and increase value for the stockholders, Carriage must improve the operating results of its funeral operations by growing market share and increasing internal earnings growth. We recognized that our funeral operating model must be changed.

        During 2003, we made significant changes in our funeral operations. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best businesses. We also overhauled our incentive compensation structure to align with the new standards. These new standards and incentives will challenge and reward the managing partners who thrive on growing the local business and taking responsibility for results.

        Key elements of our operating strategy and model include the following:

        BALANCED OPERATING MODEL.    Our new funeral operating model, called "Being the Best", is based upon lessons we learned from our best businesses and from Fresh Start. We believe a decentralized structure works best in our industry. The new operating model focuses on key drivers of a successful funeral business, organized around three primary areas—market share, people and operating and financial metrics. Successful execution of the new operating model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial empowerment and corporate support aligned with the key drivers.

        INCENTIVES ALIGNED WITH STANDARDS.    Empowering managing partners to do the right things in their operations and local communities and providing appropriate support with operating and financial practices will enable growth and profitability. In order to measure reward and recognize success under our new operating model, we had to define it. We analyzed our best businesses (approximately 20% by number) and developed operating and financial standards organized around three primary areas—market share, people and operating and financial metrics. We developed a set of standards for each business by comparing it to our best, taking into consideration size and cremation mix. Each managing partner will participate in a variable bonus plan whereby they will earn a fixed percentage of their business' earnings based upon the actual standards achieved. We believe each managing partner has the opportunity to be compensated at close to the same level as if they owned the business.

        RIGHT LOCAL LEADERSHIP.    Successful execution of the new operating model is highly dependent on strong local leadership, intelligent risk taking and entrepreneurial empowerment. Over time, we expect the managing partner's execution of the operating and financial standards will be a primary performance indicator.

        CYCLE OF SERVICE.    The Cycle of Service is a comprehensive approach to the funeral arranging process. It encompasses all of the steps that help build a meaningful and lasting memory picture for our client families. We are reviewing the various steps in the Cycle of Service in order to update and improve it. The process and activities will align with our strategy to build a meaningful and lasting relationship with each client family. We have also developed a "Best Practices" website where innovative new service ideas will be shared.

        PRESENTATION AND PACKAGING OF SERVICES AND MERCHANDISE.    We believe packaging funeral services and merchandise offer both simplicity and convenience for our client families. Well conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families about matters where they do not have much knowledge during a very stressful and emotional time. While clients will always have the option of purchasing services and merchandise separately, we believe the emphasis on personalized services and appropriate merchandise will be valued by many families.

        MERCHANDISE STRATEGY AND SUPPLIER ARRANGEMENTS.    We are conducting a review of our merchandise strategy for our selection floors. Merchandise selections will be aligned with package options. In addition, the selection floor will be evaluated to determine if it is effective. Key elements of an effective floor would be balanced retail prices with appropriate mark-ups, intelligent layout and choices supported by good presentation. We have entered into updated arrangements with four primary casket suppliers to support our new strategy and control wholesale costs.

        DECREASE OVERHEAD COSTS.    We are performing targeted reviews of our systems and support services with the objective of improving effectiveness and decreasing overhead costs. We recently completed an upgrade of our funeral services system to improve its features and functions. We plan to implement a new cemetery system during 2004. As we implement new systems, we are reviewing and changing corporate processes to improve efficiency and effectiveness.

PRENEED FUNERAL SALES PROGRAM.    Preneed sales frequently require an immediate cash outlay by the seller to fund commissions and promotional expenditures. Beginning in 2000, we moved from a national, centralized marketing strategy to a local, decentralized strategy whereby each business location customized a preneed program to its local needs. We also began selling insurance-funded contracts in most markets that allow us to earn commission income and improve our cash flow. The focus is such that in markets that depend on preneed for market share, we will supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers. We plan to continue using insurance-funded contracts as the main funding vehicle because cash from the commissions earned offsets a significant amount of the up-front costs and because the earnings on the insurance contracts are more stable than traditional trust fund investments.

IMPAIRMENTS AND ASSET DISPOSITION STRATEGY.    Reviews of the businesses that we own are performed annually. Long-term cash flow forecasts are prepared to determine whether we would recover our investment through future operations. In those instances in which our investment in a business exceeds the estimated future cash flows (our estimate of fair value), the investment is written down, through an impairment charge, to the present value of those future cash flows. Annually, beginning in 2002, we test goodwill for impairment under the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. We determined no impairment existed as a result of those tests during the last two years.

OPERATIONS

        We conduct our funeral and cemetery operations only in the United States. Carriage's operations are divided into two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.

        FUNERAL HOME OPERATIONS.    As of December 31, 2003, Carriage operated 139 funeral homes in 29 states. Funeral home revenues accounted for approximately 77% of our net revenues for each of the years ended December 31, 2002 and 2003. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in service industries. See Note 13 to the consolidated financial statements for segment data related to funeral home operations.

        CEMETERY OPERATIONS.    As of December 31, 2003, we operated 30 cemeteries in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues accounted for approximately 23% of our net revenues for each of the years ended December 31, 2002 and 2003. See Note 13 to the consolidated financial statements for segment data related to cemetery operations.

        PRENEED PROGRAMS.    In addition to sales of funeral merchandise and services, cemetery interment rights and cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Therefore, these services and products apply to both segments of our operations. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services, in accordance with prices prevailing at the time the contract is signed, rather than when the products and services are delivered. Preneed contracts permit families to eliminate issues of making death care plans at the time of need and allow input from other family members before the death occurs.

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

        In addition to preneed funeral contracts, we also offer "preplanned" funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit a family to avoid issues of making death care plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at need sale.

        Preneed cemetery sales are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. The interest rates generally range between 12% and 14%. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount has been collected. Merchandise and services revenue is recorded when delivery has occurred. Costs related to generating the preneed contracts and delivery of the products and services are recognized concurrent with the related revenue. We always receive an initial downpayment at the time the contract is signed. Allowances for customer cancellations and refunds are accrued at the date of sale and periodically evaluated thereafter based upon historical experience.

        Carriage sold 5,674 and 5,230 preneed funeral contracts during the years ended December 31, 2002 and 2003, respectively. At December 31, 2003, we had a backlog of 62,269 preneed funeral contracts to be delivered in the future. Approximately 18.5% and 19.5% of the funeral revenues recognized during each of

2002 and 2003, respectively, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 50% of Carriage's net cemetery revenues for both 2002 and 2003.

        As of December 31, 2003, we employed a staff of 205 advance-planning and family service representatives for the sale of preneed products and services.

COMPETITION

        The operating environment in the death care industry has been highly competitive. Publicly traded companies are Service Corporation International, Alderwoods Group, Inc. (formerly known as The Loewen Group, Inc.), and Stewart Enterprises, Inc. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.

        Our funeral home and cemetery operations usually face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed an increase in new start-up competition in certain areas of the country, which in any one market may have impacted our profitability because of the high fixed cost nature of funeral homes. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.

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

        PRENEED FUNERAL TRUSTS AND INSURANCE CONTRACTS.    Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. The related assets and deferred revenue are reflected on Carriage's balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $235 million and $234 million as of December 31, 2002 and 2003, respectively.

        PRENEED CEMETERY MERCHANDISE AND SERVICE TRUSTS.    We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $44 million and $48 million as of December 31, 2002 and 2003, respectively.

        PERPETUAL CARE TRUSTS.    In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in trust. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balance is reflected in Carriage's balance sheet. The perpetual care trust balances were approximately $27.8 million and $30.7 million at December 31, 2002 and 2003, respectively.

        For additional information with respect to Carriage's trusts, see Note 1 of the Consolidated Financial Statements.

REGULATION

        Our funeral home operations are subject to substantial regulation by the Federal Trade Commission (the "FTC"), as well as other federal, state and local agencies. Certain regulations contain minimum standards for funeral industry practices, require extensive price and other affirmative disclosures to the customer at the time of sale and impose mandatory itemization requirements for the sale of funeral products and services. The FTC is currently reviewing the Trade Rule on Funeral Industry Practices (the "Funeral Rule"), which defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. We believe we are in substantial compliance with the Funeral Rule.

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

EMPLOYEES

        As of December 31, 2003, the Company and its subsidiaries employed 1,995 employees, of whom 1,049 were full-time and 946 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. No employees of Carriage or its subsidiaries are members of a collective bargaining unit.

AVAILABLE INFORMATION

        The Company's website address is www.carriageservices.com. Available on this website under "Investor Relations-Investor Relations Menu—SEC Filings," free of charge, are Carriage's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC").

        Also posted on the Company's website, and available in print upon request, are charters for the Company's Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on the Company's website under the "Corporate Governance" section. Within the time period required by the SEC and the New York Stock Exchange, Inc., the Company will post on its website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

ITEM 2. PROPERTIES

        At December 31, 2003, we operated 139 funeral homes and 30 cemeteries in 29 states. Carriage owns the real estate and buildings for 79% of our funeral homes and leases facilities for the remaining 21%. Carriage owns 25 cemeteries and operates five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2003. Eleven funeral homes are operated in combination with cemeteries. The 30 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 123,000 and 118,000 at December 31, 2002 and 2003, respectively. In addition, approximately 629 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

        The following table sets forth certain information as of December 31, 2003, regarding Carriage's properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State
	Owned	Leased(1)	Owned	Managed
Alabama	1	0	0	0
California	16	3	4	0
Connecticut	6	2	0	0
Florida	6	3	6	3
Georgia	3	0	0	0
Idaho	4	1	1	0
Illinois	1	5	1	0
Indiana	2	1	1	0
Iowa	2	0	0	0
Kansas	7	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	6	0	0	0
Michigan	4	0	0	0
Missouri	0	1	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	2	1	0	0
North Carolina	1	2	1	0
Ohio	5	3	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	12	0	6	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	110	29	25	5

(1)
The leases, with respect to these funeral homes, have remaining terms ranging from one to fifteen years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.

        Carriage's corporate headquarters occupy approximately 32,500 square feet of leased office space in Houston, Texas. At December 31, 2003, we operated 611 vehicles, of which 600 are owned and 11 are leased.

ITEM 3. LEGAL PROCEEDINGS

        Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.

        We carry insurance with coverages and coverage limits consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that such insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Carriage's Common Stock is traded on the New York Stock Exchange under the symbol "CSV". The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

	High	Low
2002
First Quarter	$5.54	$4.64
Second Quarter	$5.10	$3.85
Third Quarter	$4.50	$2.90
Fourth Quarter	$4.65	$3.01
2003
First Quarter	$4.58	$3.20
Second Quarter	$4.10	$3.25
Third Quarter	$3.64	$2.99
Fourth Quarter	$3.75	$3.13

        As of March 15, 2004, there were 17,702,329 shares of Carriage's Common Stock outstanding. The Common Stock shares outstanding are held by approximately 270 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 4,700 beneficial owners of the Common Stock.

        We have never paid a cash dividend on our Common Stock. Carriage currently intends to retain earnings to finance the growth and development of our business and does not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We are currently prohibited from paying dividends under the terms of our credit agreements and our preferred security agreements as long as distributions are deferred on the preferred securities. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of Carriage and any restrictions under credit and preferred security agreements, as well as other factors the Board of Directors may deem relevant. We are also prohibited in repurchasing any of our outstanding common stock under the terms of our credit agreements.

ITEM 6. SELECTED FINANCIAL DATA

        The income statement data presented hereunder for 1999 was prepared using the accounting principles employed prior to the implementation of SAB 101 which was effective January 1, 2000.

		Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues, net:
Funeral	$125,264	$127,261	$124,284	$119,299	$115,737
Cemetery	43,203	35,345	38,209	34,877	35,086

Total net revenues	168,467	162,606	162,493	154,176	150,823

Gross profit:
Funeral	35,539	26,891	31,471	34,374	29,535
Cemetery	10,945	5,285	8,824	8,714	9,159

Total gross profit	46,484	32,176	40,295	43,088	38,694
General and administrative expenses	9,265	10,256	8,698	10,815	10,861
Special charges and other	2,500	102,250	—	361	(577)

Operating income (loss)	34,719	(80,330)	31,597	31,912	28,410
Interest expense	(17,709)	(20,705)	(20,344)	(19,750)	(17,811)
Other income	2,000	—	—	—	—

Income (loss) before income taxes	19,010	(101,035)	11,253	12,162	10,599
Provision (benefit) for income taxes	8,323	(8,032)	2,251	(8,116)	3,974

Net income (loss) before cumulative effect of the change in accounting principle	10,687	(93,003)	9,002	20,278	6,625
Cumulative effect of the change in accounting, net	—	(38,993)	—	—	—
Net income (loss)	10,687	(131,996)	9,002	20,278	6,625
Preferred stock dividends	93	81	37	—	—

Net income (loss) available to common stockholders	$10,594	$(132,077)	$8,965	20,278	6,625

Earnings (loss) per share
Basic:
Continuing operations	$.67	$(5.80)	$.54	$1.20	$0.38
Cumulative effect of the change in accounting principle	—	(2.43)	—	—	—

Basic earnings (loss) per share	$.67	$(8.23)	$.54	$1.20	$0.38

Diluted:
Continuing operations	$.66	$(5.80)	$.51	$1.16	$0.37
Cumulative effect of the change in accounting principle	—	(2.43)	—	—	—

Diluted earnings (loss) per share	$.66	$(8.23)	$.51	$1.16	$0.37

Weighted average number of common and common equivalent shares outstanding:
Basic	15,875	16,056	16,696	16,973	17,444

Diluted	16,136	16,056	17,492	17,433	17,808

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	182	172	148	144	139
Cemeteries at end of period	41	38	30	30	30
Atneed funeral service contracts performed	28,707	28,483	25,779	25,044	24,121
Preneed funeral contracts sold	9,814	7,651	5,459	5,674	5,230
Backlog of preneed funeral contracts	83,754	89,391	64,947	63,402	62,269
Depreciation and amortization	$16,992	$21,407	$16,968	$11,108	$11,112
BALANCE SHEET DATA:
Total assets	$539,590	$709,051	$699,902	$703,754	$699,611
Working capital (deficit)	22,185	13,892	(1,006)	(1,598)	(19,421)
Long-term debt, net of current maturities	178,942	176,662	148,508	141,207	105,575
Redeemable preferred stock	91,026	91,100	90,058	90,193	90,327
Stockholders' equity	$212,009	$77,237	$81,578	$98,091	$105,930

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We operate two types of businesses: funeral homes, which account for approximately 77% of our revenues, and cemeteries, which account for approximately 23% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells real estate (grave sites and mausoleums) and related merchandise such as markers and memorials. As of February 29, 2004, we operated 139 funeral homes and 30 cemeteries in 29 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

        Factors affecting our funeral operating results include the number of deaths in the markets we serve; whether we gain or lose market share relative to our competitors in the markets we operate; the price that we sell our services and merchandise; and the cost of providing services, primarily the salaries and benefits expense related to our professional and support staff, and the cost of merchandise. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 35% less than average revenue earned from a traditional funeral service. During each of the last three years, funeral revenue has decreased because we have sold 33 funeral homes, the death rate has decreased year over year from 2001 to 2003, lost market share in certain markets, and experienced an increasing number of cremation services at lower average revenue per service and nominal increase in the average revenue per burial service. Funeral homes have a high fixed cost structure, thus small changes in revenues, up or down, normally cause significant changes to our profitability.

        During 2003, we implemented several significant changes in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations. The new operating model and standards focus on the key drivers of a successful funeral operation, organized around three primary areas—market share, people and operating and financial metrics. Important elements of the new operating model and areas of focus during 2004 include:

  •
  A more balanced operating model that allows our funeral home managing partners to make local decisions guided by operating and financial standards based upon best practices of our best businesses.

  •
  Incentives for our funeral home managing and regional partners aligned with our standards that give our partners the opportunity to be compensated at close to the same level as if they owned the business.

  •
  A renewed focus on having the right local leadership in place to execute the new operating model.

  •
  Changes to our Cycle of Service model to ensure that we build a meaningful and lasting relationship with each client family.

  •
  Improvements in the presentation and packaging of our services and merchandise. We are also reworking our supplier arrangements to improve our merchandise selection and margins.

  •
  Targeted reviews of our systems and support services to improve effectiveness and decrease overhead costs.

        The cemetery operating results are affected by the size and success of our sales organization because approximately 50% of our cemetery revenues relate to sales of grave sites and mausoleums and related merchandise before the time of need. We believe the low level of consumer confidence (a measure of whether consumers will spend for discretionary items) during the last three years has limited the growth of cemetery revenues. Approximately 10% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Weaknesses in the equity markets and declining interest rates have had a negative affect on this component of our cemetery revenues.

        Cash flow from operations and from the sales of businesses during the last three years have provided us the funds to reduce our debt and contingent purchase obligations by $63 million since December 31, 2000. Lower debt and declining interest rates have allowed us to incur lower interest expense during the three year period ending December 31, 2003. Our focus during 2004 will be to continue to improve our financial condition by paying down debt, improve the market share and profitability of our funeral homes, and increase the preneed sales of cemetery property.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be sustained consistently from year to year.

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

Deferred Obtaining Costs

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses as the services and merchandise are expected to be delivered. Effective October 1, 2001, we changed from the straight-line amortization method to an actuarial method that more closely matches the expected maturity of the preneed contracts.

Goodwill and Other Intangible Assets

        The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each region at the Company's weighted average cost of capital less debt allocable to the region and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs and the Company's cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.

Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate returns as required in certain states where we operate. We record a provision for income taxes based upon an estimated effective tax rate that considers the federal and states statutory tax rates and any permanent differences such as the federal deduction of state taxes, nondeductible expenses and nonreportable income. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. A valuation allowance would be recorded if it is determined that the realization of a deferred tax asset is uncertain. Each quarter the allowance is reviewed and adjusted if it is more likely than not that the deferred tax asset will be realized.

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

For the year ended December 31, 2001
Income before taxes	$15,720
Net income	13,469
Diluted earnings per share	$0.77
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

(c)
Gains and Losses from Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains and losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 when it reported the results for the year 2002 and reclassified extraordinary items previously reported, which represented losses on the early extinguishment of debt, to interest expense.

(d)
Costs Associated with Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)," required an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. The provisions of this statement were effective for exit or disposal activities that were initiated by a company after December 31, 2002. The Company adopted SFAS No. 146 at the beginning of 2003, which has had no impact because no exit or disposed activities occurred in 2003.

(e)
Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement was effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 in the first quarter report (on Form 10-Q) in 2003. The Company accounts for stock options and shares issued pursuant to its employee stock purchase plan under APB Opinion No. 25, under which no compensation expense is recognized in the Consolidated Statement of Operations. The difference between the two acceptable methods of accounting is disclosed in Note 9 to the consolidated financial statements.

(f)
Consolidation of Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity and risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allows companies with certain types of variable interest entities to defer implementation until March 31, 2004.

        We are currently in discussions with the Staff of the Securities and Exchange Commission related to the implementation of FIN 46R. The discussions relate to whether we should consolidate the preneed funeral trusts, preneed cemetery trusts and the cemetery perpetual care trusts, and, if we are to consolidate these trusts, when would we recognize the associated earnings of the trusts.

        Currently, we defer investment earnings associated with prearranged funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if we will have to recognize these trust fund earnings in a revised manner, such as at the time the trust funds themselves earn such investment earnings.

        Realized distributable investment earnings from cemetery perpetual care trust funds are currently recognized in cemetery revenues as they are intended to defray cemetery maintenance costs. We expect to continue recognizing these investment earnings under this new accounting policy.

        The Company will implement the provisions of FIN 46R as of March 31, 2004 and currently expects to consolidate into its balance sheet the preneed funeral, preneed cemetery and perpetual care trusts at fair value, which would have the effect of increasing trust assets and total assets by approximately $32.5 million. The offsetting credit is expected to be recorded in deferred revenue or as a component of stockholders' equity. The ultimate resolution of the accounting for the associated trust income has not been determined and could potentially result in a material change as to when the trust earnings are recognized. The Company has not been able to quantify the impact, if any, at this time.

SELECTED INCOME AND OPERATIONAL DATA

        The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2001	2002	2003
Total revenues, net	100.0%	100.0%	100.0%
Total gross profit	24.8	27.9	25.7
General and administrative expenses	5.4	7.0	7.2
Operating income, excluding special charges	19.4	20.9	18.5
Interest expense, net	12.5	12.8	11.8

        The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

	Year Ended December 31,
	2001	2002	2003
Funeral homes at beginning of period	172	148	144
Acquisitions or openings	2	2	—
Divestitures, mergers or closures of existing funeral homes	26	6	5

Funeral homes at end of period	148	144	139

Cemeteries at beginning of period	38	30	30
Acquisitions	—	—	—
Divestitures	8	—	—

Cemeteries at end of period	30	30	30

        The following is a discussion of Carriage's results of operations for 2001, 2002, and 2003. The term "same-store" or "existing operations" refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

        Funeral Home Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 2002 and 2003:

	Year Ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$114,496	$112,593	$(1,903)	(1.7)%
Acquired, sold and discontinued	3,265	1,536	(1,729)	(53.0)%
Preneed insurance commissions revenue	1,538	1,608	70	4.6%

Total revenues	$119,299	$115,737	$(3,562)	(3.0)%

Gross profit:
Same-store gross profit	$32,307	$27,727	$(4,580)	(14.2)%
Acquired, sold and discontinued	529	200	(329)	(62.2)%
Preneed insurance commissions revenue	1,538	1,608	70	4.6%

Total gross profit	$34,374	$29,535	$(4,839)	(14.1)%

        Funeral same-store revenues for the year ended December 31, 2003 were 1.7% less when compared to the year ended December 31, 2002, as we experienced a decrease of 2.3% in the number of funeral service contracts from 24,293 to 23,740 and an increase of 0.6% in the average revenue per contract from $4,713 to $4,743 for those existing operations. The decline in the number of funeral service contracts of 2.3% was due, we believe, in part to the decline in the number of deaths of 1.4% in 2003 compared to 2002 based on statistics published by the Center of Disease Control, as adjusted for non-reporting cities. We also believe that we lost market share in certain areas based on our analysis of obituary reports for those markets. Approximately 30% of the funeral services were cremation services compared to 28% in 2002. The average revenue per cremation services increased 0.7% compared to 2002. The change in mix from traditional to cremation services resulted in a decline of $1.7 million in revenue for 2003 compared to 2002. Of the funeral services performed during 2002 and 2003, approximately 18.5% and 19.5%, respectively, were previously prearranged.

        Though funeral revenues declined by $3.5 million, funeral costs and expenses actually increased by $1.3 million, resulting in a decline in gross profit of $4.8 million. From an operational perspective, the funeral business is a relatively fixed cost business. If variable costs had remained constant as a percentage of net revenues, the $3.5 million reduction in revenue would have been associated with a reduction in cost of approximately $0.7 million to $1.0 million. The negative cost and expense variance is due primarily to increases in merchandise costs, bad debts and property casualty and general liability insurance. Merchandise costs were approximately $0.8 million higher as vendors increased their prices to Carriage at the beginning of 2003 at a rate higher than the Company was able to increase its prices to the public. Bad debts were $0.8 million higher than 2002 because the Company realized some significant recoveries from a centralized collection process installed in 2002. Property casualty and general liability insurance costs increased $0.7 million due to higher premium costs and claims.

        Cemetery Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 2002 and 2003:

	Year ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Total same-store revenue and total net revenues	$34,877	$35,086	$209	0.6%

Total same-store gross profit and total gross profit	$8,714	$9,159	$445	5.1%

No cemetery businesses were acquired or sold during the two years.

        The higher cemetery net revenues resulted in part from a $0.4 million increase in at need revenues as a result of an increase in the average value per contract of 5.8% from $942 to $997, though the volume of at need contracts declined 2.5% from 14,681 to 14,311. We also experienced an increase in preneed property sales of $0.7 million primarily the result of a 10.2% increase in the number of preneed contracts written from 7,729 to 8,521. The average preneed contract value declined 7.6% from $2,196 to $2,029. These increases were offset in part by $0.4 million less trust income and $0.4 million less in deliveries of previously prearranged merchandise and services. Cemetery gross profit increased on a year-over-year basis primarily due to $0.4 million less bad debt expense in 2003.

  Other

        General and administrative expenses for the year ended December 31, 2003 increased slightly from 2002. Lower ($0.6 million) lease expense from the buyout of a computer lease obligation in early 2003 was mitigated in part by higher ($0.3 million) depreciation expense. Higher overall salaries and wages in 2003 offset the $0.5 million officer termination cost in 2002. Higher legal fees and franchise taxes in 2003 totaling $0.6 million compared to $0.5 million incurred for professional fees related to a change in tax accounting methods.

        The following table describes the components of special charges and other items of the Company for the years ended December 31, 2002 and 2003:

	December 31, 2002		December 31, 2003
	Amount (000s)	Diluted EPS impact	Amount (000s)	Diluted EPS impact
Net gains (losses) from the dispositions /impairments of business assets	$(361)	$(0.01)	$1,156	$0.04
Costs of early terminations of lease obligation and bank credit facility	—	—	(579)	(0.02)

Total special charges and other items	$(361)	$(0.01)	$577	$0.02

        Interest expense and other financing costs for the year ended December 31, 2003 declined $1.9 million compared to the year ended 2002. Cash flow from operations and proceeds from the sales of business assets have provided the source of funds to reduce the debt outstanding during 2002 and 2003. Since December 31, 2002, total outstanding debt has been reduced by $13.6 million. Reductions in interest rates over the last two years and the expiration of a floating for fixed interest rate swap in May 2003 also contributed (to a lesser degree) in reducing interest expense.

  Income Taxes

        The Company recorded income taxes at the effective rate of 38.5% (excluding the affect of the change in valuation allowance) and 37.5% for the years ended December 31, 2002 and 2003, respectively. See Note 8 to the consolidated financial statements.

        The Company has net operating loss carryforwards totaling approximately $21.8 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states. Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we did not pay Federal income taxes in 2002 and 2003. The slightly lower tax rate in 2003, compared to 2002, is based on the utilization of certain state loss carryforwards, a portion of the benefits of which have not yet been recognized.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Funeral Home Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from our funeral home operations during the years ended December 31, 2001 and 2002:

	Year Ended December 31,		Change
	2001	2002	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$115,700	$116,292	$592	0.5%
Acquired, sold and closed	4,914	1,469	(3,445)	(70.1)%
Preneed insurance commissions revenue	3,670	1,538	(2,132)	(58.1)%

Total net revenues	$124,284	$119,299	$(4,985)	(4.0)%

Gross profit:
Same-store gross	$27,126	$32,546	$5,420	20.0%
Acquired, sold and closed	675	290	(385)	(57.0)%
Preneed insurance commissions revenue	3,670	1,538	(2,132)	(58.1)%

Total gross profit	$31,471	$34,374	$2,903	9.2%

        Funeral same-store revenues for the year ended December 31, 2002 increased 0.5% when compared to the year ended December 31, 2001, as we experienced an increase of 0.3% in the number of services and an increase of 0.2% in the average revenue per service for those existing operations. The increase in the average revenue per service was hampered by an increase from 27% to 28% in the percentage of funeral services involving cremations, which generally have a lower sales value. The average revenue for cremation services increased 3.8% from year to year. In addition to the net revenues from funeral location operations above, insurance commission revenues from preneed funeral contract sales totaled $1.5 million for 2002, as compared to $3.7 million for 2001, primarily due to nonrecurring commissions in the prior year period on the conversion of trust funded contracts to insurance funded contracts.

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

        Cemetery Segment.    The following sets forth certain information regarding Carriage's net revenues and gross profit from cemetery operations for the years ended December 31, 2001 and 2002:

	Year ended December 31,		Change
	2001	2002	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$37,654	$34,877	$(2,777)	(7.4)%
Acquired or sold	555	—	(555)	*

Total net revenues	$38,209	$34,877	(3,332)	(8.7)%

Same-store gross profit	$8,820	$8,691	$(129)	(1.5)%
Acquired or sold	4	23	19	*

Total gross profit	$8,824	$8,714	$(110)	(1.3)%

*
not meaningful

        Cemetery same-store net revenues for the year ended December 31, 2002 decreased $2.8 million, or 7.4%, over the year ended December 31, 2001, and cemetery same-store gross profit decreased $0.1 million, or 1.5%, over the comparable year of 2001. No cemetery locations were sold or discontinued in 2002. Sales of property merchandise and services on an at need basis increased 4.0% from $13.3 million in 2001 to $13.8 million in 2002. Preneed cemetery sales have been negatively affected by the weak economy and internal challenges in restaffing the preneed sales group. In particular, we experienced a 15.0% decrease in preneed sales of interment and entombment sites from $12.2 million to $10.4, and a decrease of $0.4 million in finance charges earned on preneed receivables. Income from trust funds was substantially the same in both years. Total gross margin increased from 23.1% for the year ended December 31, 2001 to 25% for the year ended December 31, 2002. Gross margin in the current year period benefited by a lower bad debt experience.

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

  Income Taxes

        The following table sets forth the components of the provision (benefit) of income taxes for the Company for the years ended December 31, 2001 and 2002.

	Year Ended December 31, 2001		Year Ended December 31, 2002
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Provision for income taxes before the reduction of the deferred tax asset valuation allowance	$2,251	20%	$4,684	38.5%
Reduction of deferred tax asset valuation allowance	—	—	(12,800)	(105.3)%

Total provision (benefit) for income taxes	$2,251	20%	$(8,116)	(66.8)%

        See Note 8 to the consolidated financial statements for a discussion of income taxes for these years.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents totaled $2.0 million at December 31, 2003 and $2.7 million at December 31, 2002. It is Carriage's practice to apply available cash balances against its revolving line of credit to minimize interest expense. If the Company needs cash for working capital or investment purposes, it can draw upon available capacity under its $40 million revolving line of credit, such availability being $17.8 million as of December 31, 2003. For the year ended December 31, 2003, cash provided by operations was $14.7 million as compared to $18.9 million for the year ended December 31, 2002, a decrease of $4.2 million. The $4.2 million decrease is primarily due to the $2.8 million decrease in net income, adjusted for deferred taxes. The deferral of the TIDES distributions (discussed in the following section) provided $3.3 million of cash flow from operations. Uses of working capital for accounts receivable and trust funds totaled $7.2 million for 2003 compared to $1.0 million for 2002. Cash used in investing activities was $1.8 million for the year ended December 31, 2003 compared to cash used in investing activities in the amount of $6.0 million for December 31, 2002, the change being primarily due to the $1.5 million receipt of cash in 2003 related to an adjustment to the purchase cost of a 1999 acquisition versus a use of $2.2 million for acquisitions in 2002. Cash used in financing activities was $13.6 million for the year ended December 31, 2003 compared to cash used in financing activities in the amount of $13.0 million for December 31, 2002, most of which was used for debt reduction.

  Debt

        The Company's debt at December 31, 2003 totaled $135.5 million and consisted of $96.3 million in senior notes, a $40 million revolving credit facility ($21.1 million outstanding at December 31, 2003) and $18.1 million in acquisition indebtedness and capital lease obligations. Additionally, the Company has used $1.2 million of the credit facility for letters of credit, the majority of which secures arrangements with the Company's insurance provider. Carriage replaced the $75 million credit facility that was in place at December 31, 2002 with a $40 million unsecured revolving credit facility that matures in March 2006. Interest is payable at either prime rate or LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points and the margin above LIBOR can decline in the future with reductions in Carriage's debt to EBITDA ratio, if any, as defined in the credit agreement. The new credit facility reduces by

$7.5 million in March 2005, and by an additional $7.5 million in September 2005. In addition, the commitment under the credit facility reduces by up to $5 million for the banks' pro-rata share of proceeds from dispositions of assets, if any. In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the subordinated debentures held by its affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust were deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment.

        The senior notes are unsecured, mature in traunches of $22.3 million in 2004, $52.4 million in 2006 and $21.6 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The senior note agreement additionally requires that a significant portion of any proceeds from the sales of assets be offered to the note holders as prepayment of the amounts outstanding. These prepayments are made at par value. Prepayments were made in the amounts of $8.0 million, $2.7 million and $3.0 million during 2001, 2002 and 2003, respectively, related to the proceeds from sales of assets.

        The credit facility is unsecured and contains customary restrictive covenants, including a restriction on the payment of dividends on common stock, and requires that we maintain certain financial ratios. The Company met all financial covenants at December 31, 2003. As of December 31, 2003, the Company's debt to total capitalization was 40.8 percent as compared to 44.2 percent at December 31, 2002.

        We do not have any liquidity sources or financing arrangements with unconsolidated or limited purpose entities in which we may be economically or legally required or reasonably likely to fund losses, provide it with additional funding, issue securities pursuant to a call option held by that entity, purchase the entity's capital stock or assets, or otherwise may be financially affected by the performance or non-performance of an entity or counterparty to a transaction or arrangement. In particular, we do not expect to be required to fund any unrealized or realized losses in the preneed trust funds.

  Preferred Stock

        The Company's subsidiary, Carriage Services Capital Trust, has issued and outstanding 1,875,000 units of 7% convertible preferred securities, that mature in 2029, resulting in approximately $90 million of proceeds that are included in the Company's consolidated balance sheets as Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust ("TIDES"). Distributions are tax deductible and may be deferred at our option for up to 20 consecutive quarters. For purposes of debt ratios, under our revolving credit and senior note agreements, the convertible preferred securities are treated as equity.

        Since the Company has deferred the TIDES distributions, current payments have not been made to holders since September 1, 2003. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The deferred distributions become due in full at the earlier of the date that the Company elects to reume paying distributions or September 1, 2008.

  Significant Uses of Cash

        The Company markets preneed funeral contracts and a cash investment has been required to generate this backlog of business, primarily to fund sales commissions and other selling expenses. In 2001, $23.9 million of preneed funeral sales were generated for a cash outlay of $2.1 million. In 2002, $25.1 million of preneed sales were generated for a cash outlay of $1.9 million. In 2003, $23.5 million of preneed funeral sales were generated for a cash outlay of $2.0 million.

        During the twelve months ended December 31, 2003, the Company incurred approximately $6.2 million in capital expenditures, primarily related to refurbishing and improving funeral home facilities and construction of lawn crypts and mausoleums at cemeteries. The Company believes that cash flow from operations and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures as well as other ongoing operating requirements. The Company anticipates that the capital expenditures in 2004 will primarily be limited to those that are required to maintain the revenue capability of its existing businesses. It does not anticipate making significant capital expenditures to grow or enhance new revenue streams or acquire new businesses.

  Obligations and Commitments

        The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

	Payments By Period
	Note Reference	Total	2004	2005	2006	2007	2008	After 5 Years
	(in millions)
Long-term debt	4	$129.9	24.4	2.2	75.6	2.9	23.7	1.1
Capital lease obligations	7	9.5	0.4	0.4	0.4	0.5	0.5	7.3
Mandatorily redeemable convertible preferred securities*	5	90.3	—	—	—	—	—	90.3
Dividends payable on convertible preferred securities	5	3.9	—	—	—	—	3.9	—
Operating leases	7	11.8	2.0	1.9	1.5	1.5	1.4	3.5
Noncompete agreements	7	4.1	1.5	1.0	0.7	0.4	0.3	0.2

Total contractual cash obligations		$249.5	28.3	5.5	78.2	5.3	29.8	102.4

*
Mature in 2029

        We expect to retire the Series A maturities of Senior Notes due in July 2004 (outstanding balance of $22.3 million at December 31, 2003) using funds available from our unsecured credit facility. At December 31, 2003, the Company had approximately $18 million of available borrowings on its $40 million commitment under the credit facility. We believe that cash flow from operations and proceeds from planned disposals of certain locations will generate sufficient funds through July 2004 to pay down the unsecured credit facility to a level that will create sufficient credit capacity to retire the Series A maturities. However, if events or circumstances beyond the Company's control result in insufficient available credit capacity, the credit facility contains a provision whereby the Company may increase the commitment available under its credit facility to $45 million, thus increasing the available borrowings by an additional $5 million.

        The Company believes that additional debt and equity financing may be required in the future to fund capital needs and longer term debt maturities. The availability and terms of these capital sources will depend on prevailing market conditions, interest rates and the then-existing financial condition of the Company.

  Off-Balance Sheet Arrangements

        Our off-balance sheet arrangements as of December 31, 2003 consist of our preneed arrangements which are discussed in sections Preneed Funeral Contracts and Deferred Preneed Funeral Contracts Revenue, Amounts Due From Preneed Cemetery Merchandise and Services Trust Funds and Perpetual and Memorial Care Trust of Note 1 to the consolidated financial statements included in Item 8.

RELATED PARTY TRANSACTIONS

        As an incentive, the Company entered into arrangements with one of its directors and a current director nominee to pay them each 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2007, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the individuals to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two individuals totaled approximately $135,000, $120,000 and $60,000 for the years 2001, 2002 and 2003, respectively.

        In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $47,673 and $572,243 during the years 2001 and 2002, respectively.

        The Company rents office space, at an annual rate of $19,000 per year through 2005, from an entity in which one of the Company's directors has a financial interest. The terms were determined by reference to rentals of similar office space in the area.

        The Company was reimbursed for the cost of personnel and office expenses totaling approximately $87,000 from an entity in which the Company owns a minority (12%) interest and one of the entity's directors is our Chief Executive Officer.

        In connection with the production of the Company's annual report, printing costs of approximately $20,000 were paid to an entity in which one of the Company's directors is the Chief Executive Officer. Such services were competitively bid and the amount paid represents a market cost of the services.

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

        Earnings and investment gains and losses on trust funds and insurance contracts are affected by financial market conditions that are not within our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. The size of the funds depends upon the level of preneed sales and maturities, the amount of investment gains or losses and funds added through acquisitions, if any. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and insurance contracts could cause a decline in future cash flows and revenues. In addition, any significant or sustained investment losses could result in there being insufficient funds in the trusts to cover the cost of delivering services and merchandise or maintaining cemeteries in the future. Any such deficiency would have to be covered by cash flow, which could have a material adverse effect on our financial condition. As of December 31, 2003, net unrealized depreciation in the funeral trust fund was $0.6 million. Unrealized gains in the cemetery merchandise and perpetual care trust funds amounted to $0.2 million, $0.4 million, respectively. See Note 1 in our consolidated financial statements.

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

        Cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2004 plan assumes that we will be successful in increasing revenues at a rate that is greater than the growth in the cost of sales. Although we believe we can achieve that goal, we can give no assurance that we will be successful in doing so in 2004.

        We expect insurance costs, in particular, to remain high or increase in 2004. The volume of claims made over the past two years resulted in liquidity challenges that many insurers have passed on to their policyholders. Additionally, insurers have increased premiums to offset losses in equity and debt markets due to recent economic conditions. While our insurance costs are expected to remain high or increase, any actual increase in insurance costs cannot be predicted.

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

We may experience declines in preneed sales due to numerous factors ranging from changes to sales force compensation to a weakening economy. Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share.

        In an effort to enhance our local preneed sales strategies, we are evaluating new insurance products, marketing strategies and the compensation structure for our preneed sales force. Although we anticipate changes in these areas could improve preneed sales, we could experience declines in preneed sales in the short-run. In addition, a weakening economy that causes customers to have less discretionary income could cause a decline in preneed sales. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

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

        As of December 31, 2003, $21.1 million of our long-term debt was subject to variable interest rates. Accordingly, any significant increase in interest rates, could increase our interest costs on our variable-rate long-term debt, which could decrease our net income and earnings per share.

Covenant restrictions under our revolving credit facility and senior notes limit our flexibility in operating our business.

        Our revolving credit facility and the senior notes contain covenants that limit, among other things, our ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments; engage in transactions with affiliates; engage in sale leaseback transactions; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all assets; and create liens on assets. We must also stay within specified limits of financial ratios, such as a debt-to-EBITDA ratio and fixed charge coverage ratio.

        We expect to borrow from our revolving credit facility in July 2004 to retire the Series A maturities of Senior Notes. In the event we are not in compliance with the covenants under the revolving credit facility we could be prevented from drawing on our credit facility to retire the senior notes. This would constitute an event of default and our lenders could elect to declare all amounts immediately due and payable.

Our projections for 2004 include adjustments to earnings and cash flow for estimated disposition activity. Several important factors, among others, may affect our ability to consummate dispositions.

        Our projections for 2004 include adjustments to earnings and cash flow for estimated disposition activity. The actual level of disposition activity, if any, will depend not only on the number of properties sold, but also on the size of the businesses sold. Several important factors, among others, may affect our ability to consummate sales. We may not be able to find a sufficient number of buyers at prices we are willing to sell.

RISKS RELATED TO THE DEATH CARE INDUSTRY

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

        Declines in the number of deaths could cause at need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although studies estimate that the number of deaths in the United States will increase by approximately 1 percent per year to 2010, longer lifespans could reduce the rate of deaths, and appear to be doing so currently. For example, data obtained from the Centers for Disease Control and Prevention ("CDC") indicate a decrease in deaths in the United States of

1.4 percent during our fiscal year ended December 31, 2003, compared to the same period in the prior year. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations can cause revenues to fluctuate.

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

        Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 40 percent of the United States burial market by the year 2010, compared to approximately 30% in 2003. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, basic cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

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

        In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. In November 2002, legislation was proposed that, if adopted, would more heavily regulate the death care industry. If adopted, this legislation could result in an increase in our costs. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see "Regulation."

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

        Carriage is exposed to market risk primarily related to potential increases in interest rates related to the Company's debt and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.

        Carriage monitors current and forecasted interest rate risk incurred in the ordinary course of business and seeks to maintain optimal financial flexibility, quality and solvency. Carriage strives to obtain the optimal cost of capital through a diverse range of funding alternatives and a mix of floating and fixed rate debt. As of December 31, 2003, approximately 84% of senior debt (approximately 91% of all interest bearing obligations) are fixed rate obligations. Given the current outlook for increasing interest rates, we believe the current bias to fixed rate debt is appropriate.

        Our floating rate long-term borrowings consist of the $21.1 million outstanding under our $40 million floating rate line of credit. Any change in the floating rate will cause a change in interest expense. For example, each increase in the LIBOR of 1% would increase interest expense by $0.2 million per year based on the current outstanding balance. The remainder of Carriage's long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, or otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

        The mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust pay interest at the fixed rate of 7% and are carried on the Company's balance sheet at a cost of approximately $90 million. These securities have a market value of $51 million and $53 million at December 31, 2002 and 2003, respectively, based on available broker quotes. While these securities are very thinly traded, increases in market interest rates may cause the value of these securities to decrease but such changes will not affect the Company's interest costs.

        Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Note 1 to our consolidated financial statements for the estimate of the fair values of those securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARRIAGE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors Carriage Services, Inc.:

        We have audited the 2003 and 2002 consolidated financial statements of Carriage Services, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Carriage Services, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 10, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Houston, Texas
February 19, 2004

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

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$2,024
Accounts receivable-
Trade, net of allowance for doubtful accounts of $2,844 in 2002 and $1,807 in 2003	14,640	15,564
Other	746	505

	15,386	16,069
Inventories and other current assets	8,777	9,797

Total current assets	26,865	27,890

Property, plant and equipment, at cost net of accumulated depreciation of $30,449 in 2002 and $35,671 in 2003	114,002	110,964
Cemetery property	64,570	64,124
Goodwill	161,095	159,672
Deferred charges and other non-current assets	57,910	54,324
Preneed funeral contracts	235,347	234,400
Amounts due from preneed cemetery merchandise and service trust funds	43,965	48,237

Total assets	$703,754	$699,611

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,115	$22,911
Current portion of long-term debt and obligations under capital leases	2,348	24,400

Total current liabilities	28,463	47,311
Deferred cemetery revenue and preneed liabilities	96,794	99,108
Deferred preneed funeral contracts revenue	243,067	241,980
Long-term debt, net of current portion	141,207	105,575
Obligations under capital leases, net of current portion	5,539	5,504
Dividends payable on convertible preferred securities	—	3,876

Total liabilities	515,070	503,354

Commitments and contingencies
Minority interest in consolidated subsidiary	400	—
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,193	90,327
Stockholders' equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,075,000 and 17,545,000 issued and outstanding in 2002 and 2003, respectively	171	175
Additional paid-in capital	185,100	186,679
Accumulated deficit	(86,915)	(80,290)
Unrealized loss on interest rate swaps, net of tax benefit	(265)	—
Deferred compensation	—	(634)

Total stockholders' equity	98,091	105,930

Total liabilities and stockholders' equity	$703,754	$699,611

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2001	2002	2003
Revenues, net
Funeral	$124,284	$119,299	$115,737
Cemetery	38,209	34,877	35,086

	162,493	154,176	150,823
Costs and expenses
Funeral	92,813	84,925	86,202
Cemetery	29,385	26,163	25,927

	122,198	111,088	112,129

Gross profit	40,295	43,088	38,694
General and administrative expenses	8,698	10,815	10,861
Special charges and other	—	361	(577)

Operating income	31,597	31,912	28,410
Interest expense	(13,579)	(13,053)	(11,066)
Financing costs of company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	(6,765)	(6,697)	(6,745)

Income before income taxes	11,253	12,162	10,599
Provision (benefit) for income taxes	2,251	(8,116)	3,974

Net income	9,002	20,278	6,625
Preferred stock dividend requirements	37	—	—

Net income available to common stockholders	$8,965	$20,278	$6,625

Basic earnings per share:	$.54	$1.20	$0.38

Diluted earnings per share:	$.51	$1.16	$0.37

Weighted average number of common and common equivalent shares outstanding
Basic	16,696	16,973	17,444

Diluted	17,492	17,433	17,808

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2001	2002	2003
Net income	$9,002	$20,278	$6,625
Other comprehensive income (loss):
Cumulative effect on prior years of the change in accounting principle, net of income tax benefit of $1	1	—	—
Unrealized gain (loss) on interest rate swaps arising during period	(1,059)	394	165
Related income tax benefit (provision)	212	(145)	(66)
Amortization of accumulated unrealized loss on interest rate swap	—	332	166

Total other comprehensive income (loss)	(846)	581	265

Comprehensive income	$8,156	$20,859	$6,890

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Deferred Compensation	Total
Balance—December 31, 2000	16,146	$161	$193,234	$(116,158)	—	—	$77,237
Net income—2001	—	—	—	9,002	—	—	9,002
Issuance of common stock	563	6	690	—	—	—	696
Exercise of stock options	102	1	460	—	—	—	461
Payment of contingent stock price guarantees	—	—	(4,935)	—	—	—	(4,935)
Unrealized loss on interest rate swaps, net of tax benefit	—	—	—	—	$(846)	—	(846)
Preferred stock dividends	—	—	—	(37)	—	—	(37)

Balance—December 31, 2001	16,811	168	189,449	(107,193)	(846)	—	81,578
Net income—2002	—	—	—	20,278	—	—	20,278
Issuance of common stock	97	1	789	—	—	—	790
Exercise of stock options	167	2	148	—	—	—	150
Payment of contingent stock price guarantees	—	—	(5,286)	—	—	—	(5,286)
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	581	—	581

Balance—December 31, 2002	17,075	171	185,100	(86,915)	(265)	—	98,091
Net income—2003	—	—	—	6,625	—	—	6,625
Issuance of common stock	133	1	458	—	—	—	459
Exercise of stock options	100	1	190	—	—	—	191
Issuance of restricted common stock	247	2	971	—	—	(973)	—
Cancellation and retirement of restricted common stock	(10)	—	(40)	—	—	40	—
Amortization of deferred compensation	—	—	—	—	—	299	299
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	265	—	265

Balance—December 31, 2003	17,545	$175	$186,679	$(80,290)	$—	$(634)	$105,930

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$9,002	$20,278	$6,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,968	11,108	11,112
Gain on sales of business assets	(187)	(910)	(1,156)
Impairment of assets	—	1,271	—
Provision for losses on accounts receivable	4,030	1,018	1,649
Stock-related compensation	—	—	345
Loss on early extinguishment of debt	—	—	147
Deferred income taxes (benefit)	4,221	(7,003)	3,829
Other	180	11	(145)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,992)	1,758	(1,669)
(Increase) decrease in inventories and other current assets	1,557	(1,715)	(43)
(Increase) decrease in deferred charges and other	(261)	32	(534)
Increase in preneed funeral and cemetery costs	(3,918)	(4,136)	(3,954)
Increase in preneed cemetery trust funds	(4,530)	(2,791)	(5,567)
Decrease in accounts payable and accrued liabilities	(4,933)	(3,865)	(1,027)
Income tax refunds (payments), net	4,541	1,600	(81)
Increase in deferred revenue and preneed liabilities	3,071	2,289	1,821
Increase in distributions payable on convertible preferred securities	—	—	3,329

Net cash provided by operating activities	27,749	18,945	14,680
Cash flows from investing activities:
Acquisitions and cost adjustments related to acquisitions	(212)	(2,160)	1,500
Proceeds from sale of business assets	11,878	1,987	2,918
Sale of minority interest in subsidiary	200	200	—
Capital expenditures	(5,046)	(6,034)	(6,204)

Net cash provided by (used in) investing activities	6,820	(6,007)	(1,786)
Cash flows from financing activities:
Net payments under revolving bank credit facility	(17,000)	(3,000)	(6,400)
Payments on long-term debt and obligations under capital leases	(13,760)	(5,225)	(7,090)
Payment of contingent stock price guarantees	(4,935)	(5,286)	—
Proceeds from issuance of common stock	236	381	345
Proceeds from exercise of stock options	461	150	191
Payment of debt origination costs	—	—	(618)
Payment of preferred stock dividends	(37)	—	—

Net cash used in financing activities	(35,035)	(12,980)	(13,572)
Net decrease in cash and cash equivalents	(466)	(42)	(678)
Cash and cash equivalents at beginning of year	3,210	2,744	2,702

Cash and cash equivalents at end of year	$2,744	$2,702	$2,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,388	$19,153	$14,145

Cash paid for income taxes	$473	$300	$137

Stock issued to directors or officers	$438	$67	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

  Business

        Carriage Services, Inc. ("Carriage" or the "Company") was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 139 funeral homes and 30 cemeteries in 29 states at December 31, 2003. Carriage provides a complete range of preneed and at need services and products related to funerals, burials and cremations.

  Principles of Consolidation and Basis of Presentation

        The financial statements include the consolidated financial statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

        The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the change in accounting principle discussed in Notes 1 and 2 related to the discontinuance of amortization of goodwill, which occurred at the beginning of 2002.

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

        Net trade accounts receivable consists of approximately $8.6 million and $9.0 million of funeral receivables and approximately $6.0 million and $6.6 million of current cemetery receivables at December 31, 2002 and 2003, respectively. Non-current cemetery receivables, those payments expected to be received beyond one year from the balance sheet date, are classified as deferred charges and other non-current assets. The non-current cemetery accounts receivable balances were approximately $15.6 million and $14.0 million at December 31, 2002 and 2003, respectively (see Note 3).

  Preneed Funeral Contracts and Deferred Preneed Funeral Contracts Revenue

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

        The components of preneed funeral contracts in the consolidated balance sheet at December 31 are as follows (in thousands):

	2002	2003
Amounts due from insurance companies	$151,232	$158,088
Amount due from preneed funeral trust funds	90,708	87,580
Receivables from customers	20,160	15,364
Less: allowance for cancellation	(26,753)	(26,632)

	$235,347	$234,400

        The following summary reflects the composition of the assets held in trust to satisfy Carriage's future obligations under preneed funeral arrangements. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2002:
Cash and cash equivalents	$18,215	$18,215
Fixed income investments contract	32,892	33,825
Mutual funds and stocks	19,938	15,499
Annuities	19,663	19,663

Total	$90,708	$87,202

As of December 31, 2003:
Cash and cash equivalents	$16,169	$16,169
Fixed income investments contract	31,028	31,836
Mutual funds and stocks	19,925	19,777
Annuities	20,458	20,458

Total	$87,580	$88,240

  Amounts Due From Preneed Cemetery Merchandise and Service Trust Funds

        Carriage is also generally required, by most states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may be withdrawn upon maturity (usually the death of the purchaser) or the cancellation of the contracts. Trust fund investment income is recorded to deferred revenue as trust earnings accrue in the trusts, and recognized in current revenues in the period the service is performed or merchandise delivered. The merchandise and service trust funds were invested in the following at December 31, 2002 and 2003, respectively:

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2002:
Cash and cash equivalents	$6,812	$6,812
Fixed income investments contract	13,543	14,385
Mutual funds and stocks	23,610	20,056

Total	$43,965	$41,253

As of December 31, 2003:
Cash and cash equivalents	$6,140	$6,140
Fixed income investments contract	17,901	18,679
Mutual funds and stocks	24,196	24,604

Total	$48,237	$49,423

  Perpetual and Memorial Care Trust

        In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust funds is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue when realized by the trust. The perpetual and memorial care trust assets were approximately $27.8 million and $30.7 million at December 31, 2002 and 2003, respectively, which, in the opinion of management, will cover future obligations to provide care and maintenance for our cemeteries and mausoleums. The Company does not have the right to withdraw any of the principal balances of these funds and, accordingly, these trust fund balances are not reflected in the accompanying consolidated balance sheets.

  Deferred Obtaining Costs

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses to coincide with the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts. The pattern of the periods over which the costs are recognized is based on actuarial statistics, provided by a third party administrator, based on the actual contracts we hold.

  Cash and Cash Equivalents

        Carriage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Derivative Financial Securities

        Carriage entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements were agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The differential paid or received is recognized as an adjustment to interest expense. The Company does not hold or issue financial instruments for trading purposes.

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

  Goodwill and Other Intangible Assets

        Many of the acquired funeral homes and former owners have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Such amounts were amortized over 40 years using the straight-line method in years prior to 2002.

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

        The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units (aggregated geographically) for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis. See Note 2 for transitional disclosures required by SFAS No. 142.

  Inventory

        Inventory is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $184,000 and $131,000 in 2002 and 2003, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

        Property, plant and equipment was comprised of the following at December 31, 2002 and 2003:

	2002	2003
	(in thousands)
Property, plant and equipment, at cost:
Land	$27,292	$26,734
Buildings and improvements	83,744	83,397
Furniture, equipment and automobiles	33,415	36,504

	144,451	146,635
Less: accumulated depreciation	(30,449)	(35,671)

	$114,002	$110,964

        During 2001, 2002 and 2003, the Company recorded $6,335,000, $6,566,000 and $6,943,000, respectively, in depreciation expense in the accompanying consolidated statements of operations.

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

  Income Taxes

        The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, "Accounting for Income Taxes", (see Note 8).

  Employee Stock Options and Employee Stock Purchase Plan

        The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans, which are more fully described in Note 9. The Company accounts for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation expense is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

        Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", net income and income per share would have been the following pro forma amounts:

	Year ended December 31,
	2001	2002	2003
	(in thousands, except per share data)
Net income available to common stockholders:
As reported	$8,965	$20,278	$6,625
Pro forma	8,201	19,544	6,134
Net income per share available to common stockholders:
Basic
As reported	.54	1.20	.38
Pro forma	.49	1.15	.35
Diluted
As reported	.51	1.16	.37
Pro forma	.47	1.12	.34

  Computation of Earnings Per Common Share

        Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares have consisted of stock options and convertible preferred stock (see Note 12).

  Fair Value of Financial Instruments

        Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of our fixed rate debt approximates fair value. Management estimates that the fair values of the company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust at December 31, 2002 and 2003 were approximately $51 million and $53 million, respectively, based on available broker quotes.

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

2. ACCOUNTING PRINCIPLE CHANGES

  Goodwill

        The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements. The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis. The Company performed a review of goodwill during 2002 and 2003 by comparing the fair value of the Company's reporting units (funeral home businesses by region) to the carrying value of the reporting units and no impairment was indicated.

        Had the adoption of SFAS No. 142 occurred at the beginning of 2001, costs and expenses would have been reduced by $4.5 million for 2001 and the results for 2001 would have been as follows (in thousands, except per share amounts):

For the year ended December 31, 2001
Income before taxes	$15,720
Net income	13,469
Diluted earnings per share	$0.77

  Consolidation of Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation clarifies the application of ARB 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity and risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (FIN 46R) which allows companies with certain types of variable interest entities to defer implementation until March 31, 2004.

        We are currently discussing the implementation of FIN 46R with the Staff of the Securities and Exchange Commission. The discussions relate to whether we should consolidate the preneed funeral trusts, preneed cemetery trusts and the cemetery perpetual care trusts, and, if we are to consolidate these trusts, when would we recognize the associated earnings of the trusts.

        Currently, we defer investment earnings associated with prearranged funeral and preneed cemetery merchandise and service trust funds until the corresponding merchandise is delivered or the service is performed. It is unclear at this time whether this revenue recognition policy will continue upon implementation of FIN 46R, or if we will have to recognize investment earnings when the trust funds realize such investment earnings.

        Realized distributable investment earnings from cemetery perpetual care trust funds are currently recognized in cemetery revenues as they are intended to defray cemetery maintenance costs. We expect to continue recognizing these investment earnings under this new accounting policy.

        The Company will implement the provisions of FIN 46R as of March 31, 2004 and currently expects to consolidate into its balance sheet the preneed funeral, preneed cemetery and perpetual care trusts at fair value, which would have the effect of increasing trust assets and total assets by approximately $32.5 million. The offsetting credit is expected to be recorded in deferred revenue or as a component of stockholders' equity. The ultimate resolution of the accounting for the associated trust income has not been determined and could potentially result in a material change as to when trust earnings are recognized. The Company has not been able to quantify the impact, if any, at this time.

3. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

        Deferred charges and other non-current assets at December 31, 2002 and 2003 were as follows:

	2002	2003
	(in thousands)
Agreements not to compete, net of accumulated amortization of $3,107 and $3,280, respectively	$1,594	$1,294
Non-current cemetery accounts receivable	15,556	13,983
Deferred obtaining costs, net of accumulated amortization of $8,009 and $9,002, respectively	30,540	33,139
Other	10,220	5,908

	$57,910	$54,324

        The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt origination costs (included in "other" above) are being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts.

        Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses to coincide with the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts.

4. LONG-TERM DEBT AND RELATED DERIVATIVES

  Long-Term Debt

        The Company's long-term debt consisted of the following at December 31:

	2002	2003
	(in thousands)
Credit Facility, unsecured floating rate $75 million line at December 31, 2002 and $40 million line at December 31, 2003. Interest is due on a quarterly basis for prime rate borrowings and on the maturity dates for the LIBOR borrowings at the LIBOR rate plus 3% (weighted average interest rate including the effect of the interest rate swaps was 7.781% and 4.75% at December 31, 2002 and 2003, respectively) matures in March, 2006	$29,000	$21,100
Senior Notes	99,317	96,337
Acquisition debt	10,442	8,130
Other	4,757	4,372
Less: current portion	(2,309)	(24,364)

	$141,207	$105,575

        In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million unsecured revolving credit facility which matures in March 2006. Interest is payable at both prime rate and LIBOR options. Initially, the LIBOR option is set at LIBOR plus 300 basis points. The margin above LIBOR can decline in the future with reductions in Carriage's debt to EBITDA ratio, if any, as defined in the credit agreement. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The new credit facility reduces by $7.5 million in March 2005 and by an additional $7.5 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks' pro-rata share of proceeds from dispositions of assets. In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the subordinated debentures held by its affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities ("TIDES") of Carriage Services Capital Trust are deferred and recorded as a liability for at least the term of the new credit facility beginning with the September 1, 2003 payment. At December 31, 2003, $17.8 million was available under the credit facility.

        Carriage recorded a pretax charge in the amount of $147,000 in the third quarter of 2003 in connection with replacing the previous credit facility. The change represents the unamortized loan origination costs related to the replaced credit facility.

        Additionally, the Company has used $1.2 million of the credit facility for letters of credit, the majority of which secures arrangements with the Company's insurance provider.

        The Senior Notes mature in tranches of $22.3 million in 2004, $52.4 million in 2006 and $21.6 million in 2008 and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively. The Senior Notes contain restrictive covenants similar to the credit facility (described above) and additionally require that a significant portion of any proceeds from the sales of assets be offered to the noteholders as prepayment of the amounts outstanding. During 2002 and 2003, prepayments were made in the amounts of $2.7 million and $3.0 million, respectively, related to proceeds from the sale of assets.

        The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2002 and 2003.

        Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

        The aggregate maturities of long-term debt for the next five years as of December 31, 2003 are approximately $24,364,000, $2,281,000, $75,650,000, $2,870,000 and $23,680,000, respectively and $1,094,000 thereafter.

  Derivative Financial Instruments

        In July 1999, Carriage entered into interest rate swap agreements of a notional amount of $30 million with financial institutions to manage interest costs on the floating rate credit facility. As a hedge against rising interest rates, the Company agreed to exchange the floating rate payments for fixed rate payments, at 90-day intervals, calculated by reference to agreed-upon notional principal amounts. The swaps terminated in December 2001 and in May 2003.

5. COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

        During June 1999, Carriage, through its wholly-owned subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities, resulting in approximately $90 million in net proceeds to the Company. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage's Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The securities mature in 2029 and are guaranteed on a subordinated basis by the Company. The TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The Company has deferred the September 1 and December 1, 2003 distributions, which with interest on the unpaid distributions totals $3.9 million at December 31, 2003.

6. SPECIAL CHARGES AND OTHER

        Special charges and other consisted of the following (in thousands):

	For the year ended December 31, 2002	For the year ended December 31, 2003
Impairment charges on businesses held for use	$1,271	$—
Gain on sale of businesses and other assets	(910)	(1,156)
Early termination of lease obligation and bank credit facility	—	579

Total	$361	$(577)

7. COMMITMENTS AND CONTINGENCIES

  Leases

        Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense was approximately $4,547,000, $4,587,000 and $3,663,000 for 2001, 2002 and 2003, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount $2,782,000 in 2001, $2,341,000 in 2002 and $2,019,000 in 2003, net of accumulated depreciation. Related obligations are included in current and long-term debt.

        At December 31, 2003, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ended December 31,
2004	$2,021	$426
2005	1,908	427
2006	1,491	428
2007	1,463	428
2008	1,444	429
Thereafter	3,521	7,332

Total future minimum lease payments	$11,848	9,470

Less: amount representing interest		(3,930)
Less: current portion of obligations under capital leases		(36)

Long-term obligations under capital leases		$5,504

  Agreements and Employee Benefits

        Carriage has entered into various agreements not to compete with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years are approximately $1,504,000, $1,016,000, $677,000, $398,000 and $267,000, respectively and $226,000 thereafter.

        Carriage sponsors a defined contribution plan (401k) and an employee stock purchase plan for the benefit of its employees. The Company's matching contributions and plan administrative expenses totaled approximately $231,000, $336,000 and $395,000 for 2001, 2002 and 2003, respectively. In addition, the Company does not offer any other post-retirement or post-employment benefits.

  Litigation

        Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.

        We carry insurance with coverages and coverage limits consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that such insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.

8. INCOME TAXES

        The provision (benefit) for income taxes for 2001, 2002 and 2003 consisted of:

	2001	2002	2003
	(in thousands)
Current:
U. S. Federal	$(2,212)	$(1,410)	$—
State	242	297	145

Total current provision (benefit)	(1,970)	(1,113)	145

Deferred:
U. S. Federal	3,871	(6,688)	3,574
State	350	(315)	255

Total deferred provision (benefit)	4,221	(7,003)	3,829

Total income tax provision (benefit)	$2,251	$(8,116)	$3,974

        A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 2001, 2002 and 2003 is as follows:

	2001	2002	2003
Federal statutory rate	35.0%	35.0%	35.0%
Effect of state income taxes, net of federal benefit	1.7	2.0	2.5
Effect of non-deductible expenses and other, net	6.6	1.5	1.0
Change in valuation allowance	(23.3)	(105.3)	(1.0)

	20.0%	(66.8)%	37.5%

        The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2002 and 2003 were as follows:

	2002	2003
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$5,814	$9,260
Accrued liabilities and other	1,678	1,031
Amortization of non-compete agreements	2,306	1,933
Amortization and depreciation	(3,267)	(8,182)
Preneed revenue and costs, net	2,374	934

	8,905	4,976
Valuation allowance	(1,353)	(1,253)

Total net deferred tax assets	$7,552	$3,723

Current deferred tax asset	$400	$1,031
Non-current deferred tax asset	7,152	2,692

Total net deferred tax assets	$7,552	$3,723

        The current deferred tax asset is included in Inventories and other current assets at December 31, 2002 and 2003. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2002 and 2003.

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

        For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $21.8 million available at December 31, 2003 to offset future Federal taxable income, of which $9.6 million expires in 2021, $6.9 million in 2022 and $5.3 million expires in 2023. Carriage also has approximately $47 million of state net operating loss carryforwards that will expire between the years 2004 and 2023, if not utilized.

9. STOCKHOLDERS' EQUITY

  Stock Option Plans

        Carriage has four stock benefit plans currently in effect under which stock option grants may be issued: the 1995 Stock Incentive Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1996 Directors' Stock Option Plan (the "Directors' Plan") and the 1998 Stock Option Plan for Consultants (the "Consultants' Plan"). Substantially all of the options granted under the four stock benefit plans have ten-year terms. The options generally vest over periods that range from two to four years.

        Options under each of the plans at December 31, 2003 are as follows (in thousands):

	Reserved	Outstanding	Available to Issue
1995 Plan	1,450	668	243
1996 Plan	1,300	871	307
Directors' Plan	350	225	75
Consultants' Plan	100	8	92

Total	3,200	1,772	717

        Each of the plans is administered by the Compensation Committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. Additionally, the 1995 Plan allows for the issuance of restricted common stock bonus grants. The options are granted with an exercise price equal to or greater than the then fair market value of Carriage's Common Stock as determined by the Board of Directors based on trading prices on the date of the option grant.

        A summary of the status of the plans at December 31, 2002 and 2003 and changes during the years ended is presented in the table and narrative below:

	Year ended December 31,
	2002		2003
	Shares (000)	Wtd. Avg. Ex Price	Shares (000)	Wtd. Avg. Ex Price
Outstanding at beginning of period	1,709	$3.35	1,782	$3.65
Granted	375	4.68	144	3.73
Exercised	(167)	1.92	(101)	1.90
Canceled	(135)	4.97	(53)	5.65

Outstanding at end of year	1,782	3.65	1,772	3.70

Exercisable at end of year	1,352	3.47	1,421	3.62

Weighted average fair value of options granted	$2.40		$1.67

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2003, respectively: risk-free interest rates of 4.27% and 2.89%; expected dividend yield of 0% for each year; expected termination rate of 5%; expected lives of five years; expected volatility of 54% and 47%.

        The following table further describes the Company's outstanding stock options at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices 150% increment
	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$ 1.19— 1.56	796,250	7.0	$1.45	761,875	$1.46
$ 2.06— 3.09	314,299	6.6	$2.89	288,174	$2.88
$ 3.12— 4.56	217,400	8.8	$3.92	78,625	$4.03
$ 4.77— 6.19	308,950	7.9	$4.92	156,587	$4.90
$ 7.56—11.00	10,050	3.4	$9.34	10,050	$9.34
$13.25—19.88	109,887	4.6	$15.38	109,887	$15.38
$21.00—27.50	15,375	3.5	$21.69	15,375	$21.69

$ 1.19—27.50	1,772,211	7.1	$3.70	1,420,573	$3.62

  Employee Stock Purchase Plan

        Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2002, employees purchased a total of 107,870 shares at a weighted average price of $3.43 per share. During 2003, employees purchased a total of 111,638 shares at a weighted average price of $3.01 per share.

  Deferred Compensation and Stock-Related Compensation

        In January 2003, the Company issued 227,000 shares of restricted common stock to certain officers of the Company from the 1995 Plan. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant. The value of the stock was $3.97 per share, for a total of $901,000, which is amortized into expense over the vesting period.

        The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company's common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. The value of the shares at the grant date is charged to expense as the shares vest. During 2003, the Company issued shares of common stock to directors in lieu of payment in cash for their fees, the value of which was charged to operations. A new director was elected on May 13, 2003, at which time he received an award of 20,000 shares of common stock, the value of which at the grant date was charged to operations as the shares vest.

  Stock Price Guarantees

        As part of the purchase price consideration in the acquisition of certain funeral homes and cemeteries, the Company issued shares of Common Stock and guaranteed the stock would trade at certain agreed-upon levels during defined future periods ranging from one to three years. Should the stock not trade at these levels, then the Company would makeup the difference by issuing additional shares or paying the seller additional cash during the years 2000 through 2002. The present value of these price guarantees has been recorded as part of the purchase price of these acquisitions. During 2001 and 2002, the Company paid $4,935,000 and $5,286,000, respectively, in satisfaction of the guarantee obligations that matured in those years. There are no remaining obligations outstanding under these arrangements.

10. PREFERRED STOCK

        The Company has 40,000,000 authorized shares of preferred stock, none of which is currently issued and outstanding. During 2001, the Company exchanged and redeemed a total of 1,182,250 that was previously outstanding.

11. RELATED PARTY TRANSACTIONS

        As an incentive, the Company entered into arrangements with one of its directors and a current director nominee to pay them each 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2007, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the individuals to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two individuals totaled approximately $135,000, $120,000 and $60,000 for the years 2001, 2002 and 2003, respectively.

        In connection with the 1997 acquisition of two funeral homes from a group of individuals, one of which is one of the directors referred to in the preceding paragraph, a portion of the purchase price of each of those funeral homes was to be payable based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since both were expected to show strong growth in cash flow. The terms were negotiated by the sellers, one of which later was appointed to director of Carriage. The contingent purchase price payments paid to the director totaled $47,673 and $572,243 during the years 2001 and 2002, respectively.

        The Company rents office space, at an annual rate of $19,000 per year through 2005, from an entity in which one of the Company's directors has a financial interest. The terms were determined by reference to rentals of similar office space in the area.

        The Company was reimbursed for the cost of personnel and office expenses totaling approximately $87,000 from an entity in which the Company owns a minority (12%) interest and one of the entity's directors is our Chief Executive Officer.

        In connection with the production of the Company's annual report, printing costs of approximately $20,000 were paid to an entity in which one of the Company's directors is the Chief Executive Officer. Such services were competitively bid and the amount paid represents a market cost of the services.

12. EARNINGS PER SHARE

        The following table sets forth the computation of the basic and diluted earnings per share for 2001, 2002 and 2003:

	2001	2002	2003
	(in thousands, except per share data)
Numerator:
Net income	$9,002	$20,278	$6,625
Preferred stock dividends	(37)	—	—

Numerator for basic earnings per share — net income available to common stockholders	$8,965	$20,278	$6,625
Effect of dilutive securities:
Preferred stock dividends	37	—	—

Numerator for diluted earnings per share — net income available to common stockholders after assumed conversions	$9,002	$20,278	$6,625

Denominator:
Denominator for basic earnings per share — weighted average shares	16,696	16,973	17,444
Effect of dilutive securities:
Series D convertible preferred stock	38	—	—
Stock options	758	460	364

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	17,492	17,433	17,808

Basic earnings per share:
Net income	$.54	$1.20	$0.38

Diluted earnings per share:
Net income	$.51	$1.16	$0.37

        Options to purchase 0.2 million shares, 0.4 million shares and 0.6 million shares were not included in the computation of diluted earnings per share for 2001, 2002 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares during those periods.

13. MAJOR SEGMENTS OF BUSINESS

        Carriage conducts funeral and cemetery operations only in the United States.

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues:
2003	$115,737	$35,086	$—	$150,823
2002	119,299	34,877	—	154,176
2001	124,284	38,209	—	162,493
Profit (loss):
2003	$24,874	$7,954	$(26,564)	$6,264
Plus-special charges and other, net of tax(a)				361

				6,625
2002	23,919	6,235	(9,654)	20,500
Less-special charges and other, net of tax(a)				(222)

				$20,278
2001	16,748	5,271	(13,017)	9,002
Total assets:
2003	$521,900	$167,747	$9,964	$699,611
2002	525,645	163,750	14,359	703,754
2001	533,494	162,882	3,526	699,902
Depreciation and amortization:
2003	$6,188	$2,854	$2,070	$11,112
2002	6,043	2,846	2,219	11,108
2001	10,897	4,443	1,628	16,968
Capital expenditures:
2003	$3,983	$1,066	$1,155	$6,204
2002	4,449	805	780	6,034
2001	2,495	1,884	667	5,046
Number of operating locations at year end:
2003	139	30	—	169
2002	144	30	—	174
2001	148	30	—	178
Interest expense and financing costs:
2003	$1,129	$215	$16,467	$17,811
2002	1,274	243	18,233	19,750
2001	1,542	179	18,623	20,344
Income tax expense (benefit):
2003	$8,210	$3,040	$(7,492)	$3,758
Plus-tax expense on special items (a)				216

				$3,974
2002	9,284	2,229	(19,747)	(8,234)
Less-tax benefits on special charges (a)				118

				$(8,116)
2001	11,749	3,075	(12,573)	2,251

(a)
A substantial portion of the special and other charges relates to the funeral segment of the business.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2002 and 2003, in thousands, except earnings per share.

	2002	2003(a)
First Quarter:
Revenues, net	$40,922	$38,706
Gross profit	13,384	11,100
Net income available to common stockholders	16,560	2,056
Basic earnings per common share	$0.98	$0.12
Diluted earnings per common share	$0.95	$0.12
Second Quarter:
Revenues, net	$37,850	$37,867
Gross profit	9,688	9,668
Net income available to common stockholders	1,477	2,296
Basic earnings per common share	$0.09	$0.13
Diluted earnings per common share	$0.08	$0.13
Third Quarter:
Revenues, net	$36,122	$35,701
Gross profit	9,240	8,100
Net income available to common stockholders	520	846
Basic earnings per common share	$0.03	$0.05
Diluted earnings per common share	$0.03	$0.05
Fourth Quarter:
Revenues, net	$39,282	$38,549
Gross profit	10,776	9,826
Net income available to common stockholders	1,721	1,427
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08

(a)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Carriage Services, Inc. and subsidiaries for 2003 and 2002 included in this Form 10-K, and have issued our report thereon dated February 19, 2004. Our audits for the years ended December 31, 2003 and 2002, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 15 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

KPMG LLP

Houston, Texas
February 19, 2004

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2002

1.
This report is a copy of a previously issued report (see Page 65 of Carriage Services, Inc.'s Annual Report for December 31, 2001 on Form 10-K).

2.
The predecessor auditor has not reissued this report.

3.
The above referenced Item 14 now has changed to Item 15 under the Form 10-K.

CARRIAGE SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Beginning of Year	Acquisition Reserves	Charged to Costs and Expenses	Divestitures	Deduction	Balance End of Year
Year ended December 31, 2001:
Allowance for bad debts and contract cancellations	$4,572		$4,030	$100	$4,987	$3,515
Litigation reserves	$180				$154	$26
Environmental remediation reserves	$525				$2	$523
Employee severance accruals	$3,794				$1,430	$2,364
Office closing and other Fresh Start accruals	$3,673				$1,686	$1,987
Year ended December 31, 2002:
Allowance for bad debts and contract cancellations	$3,515		$1,018		$1,689	$2,844
Litigation reserves	$26					$26
Environmental remediation reserves	$523				$403	$120
Employee severance accruals	$2,364		$700		$719	$2,345
Office closing and other Fresh Start accruals	$1,987				$583	$1,404
Year ended December 31, 2003:
Allowance for bad debts and contract cancellations	$2,844		$1,198		$2,235	$1,807
Litigation reserves	$26				$26	$—
Environmental remediation reserves	$120		$18		$17	$121
Employee severance accruals	$2,345		$82		$992	$1,435
Office closing and other Fresh Start accruals	$1,404				$565	$839

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Act of 1934. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference to the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after the end of the last fiscal year.

        We have adopted the Code of Business Conduct and Ethics (the "code"), a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. The code is being filed as Exhibit 14 in this annual report on Form 10-K. Any substantive amendments to the code, or any waivers granted for any directors or our Chief Executive Officer, Chief Financial Officer or Corporate Controller, will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference to the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference to the registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

        The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

(a)
2    FINANCIAL STATEMENT SCHEDULES

        The following Financial Statement Schedule and the Report of Independent Accountants on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Public Accountants on Financial Statement Schedule	59
Report of Independent Public Accountants on Financial Statement Schedule	60
Financial Statement Schedule II—Valuation and Qualifying Accounts	61

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.
3.4	Certificate of Designation of the Company's Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company's Form 8-A filed December 29, 2000.
3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05545).
3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for its year ended December 31, 2001.
4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company's Form S-3 Registration Statement No. 333-84141.
4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company's Form S-3 Registration Statement No. 333-84141.
4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company's Form S-3 Registration Statement No. 333-84141.
4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company's Form S-3 Registration Statement No. 333-84141.
4.5	Form of the Company's Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company's Form S-3 Registration Statement No. 333-84141.
4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company's Form S-3 Registration Statement No. 333-84141.
4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company's Form S-3 Registration Statement No. 333-84141.
4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company's Form S-3 Registration Statement No. 333-84141.
4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed December 29, 2000.
4.10	Credit Agreement dated August 4, 2003 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, As Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report filed August 6, 2003.

10.1	Note Purchase Agreement dated July 1, 1999, for Senior Notes Issuable in Series. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.
10.2	Amendment No. 1 to Note Purchase Agreement dated November 6, 2000. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2000.
10.3	Amended and Restated 1995 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.4	Amendment No. 2 to 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8 Registration Statement No. 333-85961.
10.5	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.6	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form S-8 Registration Statement No. 333-85961.
10.7	Amended and Restated 1996 Directors' Stock Option Plan. Incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
10.8	Amendment No. 1 to 1996 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the Company's Form S-8 Registration Statement No. 333-85961.
10.9	Amendment No. 2 to 1996 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Form S-8 Registration Statement No. 333-85961.
10.10	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company's Form S-8 Registration Statement No. 333-62593.
10.11	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.
10.12	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.13	Indemnity Agreement with Jay D. Dodds dated December 18, 2000. Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.14	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.15	Indemnity Agreement with Greg M. Brudnicki dated December 18, 2000. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.16	Indemnity Agreement with Stuart W. Stedman dated December 18, 2000. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.17	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.18	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.19	Employment Agreement with Mark F. Wilson dated January 1, 2001. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.20	Employment Agreement with Greg M. Brudnicki dated January 1, 2001. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.21	Employment Agreement with Jay D. Dodds dated November 8, 1999. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.
10.22	Employment Agreement with James J. Benard dated January 1, 2001. Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.
10.23	Employment Agreement with Mark Groeneman dated January 1, 2000. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.
10.24	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2002.
10.25	Separation Agreement and Release for Thomas C. Livengood dated July 31, 2002. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.26	Consulting Agreement with Thomas C. Livengood dated August 1, 2002. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.27	Employment Agreement with Joseph Saporito, III dated September 16, 2002. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.28	Letter to Bank of America reducing capacity of revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.
10.29	Agreement relating to the Board Position of Mark F. Wilson. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2003.
10.30	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.
10.31	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.

10.32	Indemnity Agreement with James J. Benard dated May 13, 2003. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.
10.33	Indemnity Agreement with Mark Groeneman dated May 13, 2003. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.
10.34	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.
*12	Calculation of Ratio of Earnings to Fixed Charges.
*14	Code of Business Conduct and Ethics.
*21.1	Subsidiaries of the Company.
*23.1	Consent of KPMG LLP.
*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Filed herewith.

(b)
REPORTS ON FORM 8-K

          A report on Form 8-K Current Report was filed with the SEC on December 5, 2003 in connection with the press release dated December 3, 2003 reporting changes to the Company and Investment Profile dated December 2003 and the Slide Presentation at investor meetings in December 2003.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 26, 2004.

CARRIAGE SERVICES, INC.
By:	/s/ MELVIN C. PAYNE Melvin C. Payne Chairman of the Board, Chief Executive Officer, and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELVIN C. PAYNE Melvin C. Payne	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2004
/s/ JOSEPH SAPORITO Joseph Saporito	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 26, 2004
/s/ GREG M. BRUDNICKI Greg M. Brudnicki	Director	March 26, 2004
/s/ VINCENT D. FOSTER Vincent D. Foster	Director	March 26, 2004
/s/ STUART W. STEDMAN Stuart W. Stedman	Director	March 26, 2004
/s/ RONALD A. ERICKSON Ronald A. Erickson	Director	March 26, 2004
/s/ JOE R. DAVIS Joe R. Davis	Director	March 26, 2004