Form 10-Q
period 2004-03-31
CARRIAGE SERVICES INC
filed 2004-05-17
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of April 30, 2004 was 17,736,858.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,024	$1,675
Accounts receivable —
Trade, net of allowance for doubtful accounts of $1,370 in 2003 and $1,314 in 2004	15,564	13,415
Other	505	590
	16,069	14,005
Inventories and other current assets	9,797	10,347
Total current assets	27,890	26,027

Preneed receivables and trust investments:
Cemetery	—	65,510
Funeral	—	52,612
Preneed funeral contracts	73,706	19,238
Preneed cemetery merchandise and service trust funds	48,237	—
Property, plant and equipment, at cost, net of accumulated depreciation of $35,671 in 2003 and $37,188 in 2004	110,964	109,806
Cemetery property, at cost	64,124	63,973
Goodwill	159,672	159,672
Deferred charges and other non-current assets	54,324	42,439
Cemetery perpetual care trust investments	—	30,808
Total assets	$538,917	$570,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,911	$20,205
Current portion of long-term debt and capital leases obligations	24,400	24,198
Total current liabilities	47,311	44,403

Senior long-term debt, net of current portion	105,575	99,518
Convertible junior subordinated debentures due in 2029 to an affiliated trust	—	93,750
Obligations under capital leases, net of current portion	5,504	5,477
Distributions payable on convertible preferred securities	3,876	—
Deferred interest on convertible junior subordinated debentures	—	5,585
Deferred cemetery revenue	99,108	49,029
Deferred preneed funeral contracts revenue	81,286	32,780
Non-controlling interests in funeral and cemetery trust investments	—	98,069
Total liabilities	342,660	428,611

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	—	32,183
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,327	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,545,000 and 17,702,000 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	175	177
Contributed capital	186,679	187,321
Accumulated deficit	(80,290)	(77,239)
Deferred compensation	(634)	(968)
Total stockholders’ equity	105,930	109,291
Total liabilities and stockholders’ equity	$538,917	$570,085

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2003	2004
Revenues, net
Funeral	$30,354	$31,392
Cemetery	8,352	9,781
	38,706	41,173
Costs and expenses
Funeral	21,722	21,957
Cemetery	5,963	7,262
	27,685	29,219
Gross profit	11,021	11,954
General and administrative expenses	2,533	2,683
Special charges and other items	588	—
Operating income	7,900	9,271
Interest expense, net	2,936	2,646
Financing costs of company-obligated mandatory redeemable convertible preferred securities of Carriage Services Capital Trust	1,674	1,742
Total interest and financing costs	4,610	4,388
Income before income taxes	3,290	4,883
Provision for income taxes	1,234	1,831

Net income	$2,056	$3,052

Basic earnings per common share	$0.12	$0.17

Diluted earnings per common share	$0.12	$0.17

Weighted average number of common and common equivalent shares outstanding:
Basic	17,320	17,656
Diluted	17,714	18,139

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the three months ended March 31,
	2003	2004

Net income	$2,056	$3,052

Other comprehensive income:

Unrealized gain on interest rate swaps	165	—
Amortization of accumulated unrealized loss on interest rate swap	83	—
Related income tax provision	(50)	—
Total other comprehensive income	$198	$—

Comprehensive income	$2,254	$3,052

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$2,056	$3,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,629	1,776
Amortization	1,056	1,329
Provision for losses on accounts receivable	144	656
Stock-related compensation	—	164
Loss on sale of trust investments	—	235
Deferred income taxes	1,234	1,831
Other	95	(5)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Decrease (increase) in accounts receivable	1,234	(673)
Decrease (increase) in inventories and other current assets	277	(422)
(Increase) in deferred charges and other	(30)	(105)
(Increase) in preneed funeral and cemetery costs	(988)	(1,134)
(Increase) in preneed cemetery trust investments	(1,158)	(1,160)
(Decrease) in accounts payable and accrued liabilities	(2,382)	(2,822)
Increase in deferred preneed revenue and non-controlling interests in funeral and cemetery investments	626	1,043
Increase in distributions payable on convertible preferred securities	—	1,709
Net cash provided by operating activities	3,793	5,474

Cash flows from investing activities:
Capital expenditures	(1,725)	(789)
Net cash used in investing activities	(1,725)	(789)

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	1,800	(3,100)
Payments on long-term debt and obligations under capital leases	(2,736)	(2,052)
Proceeds from issuance of common stock	92	118
Net cash used in financing activities	(844)	(5,034)

Net increase (decrease) in cash and cash equivalents	1,224	(349)
Cash and cash equivalents at beginning of period	2,702	2,024
Cash and cash equivalents at end of period	$3,926	$1,675

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$6,564	$4,365
Cash paid for income taxes	$22	$57

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     BASIS OF PRESENTATION

(a)   The Company

Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of March 31, 2004, the Company owned and operated 139 funeral homes and 30 cemeteries in 29 states.

(b)   Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)  Interim Condensed Disclosures

The information for the three month periods ended March 31, 2003 and 2004 is unaudited, but in the opinion of management, reflects all adjustments which are of a normal, recurring nature necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted pursuant to the rules of the SEC.  The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2003 in this report have been reclassified to conform to current year presentation.

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

2.     ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), as revised, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 will affect certain line items on the Company’s statement of operations in future periods as described below; however, it will not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46 requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated by the Company.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investments in the Company’s consolidated balance sheet. Unrealized gains and losses in those states in which the Company is permitted to withdraw earnings prior to the performance of services or delivery of merchandise are allocated to deferred revenues.

After March 31, 2004, the Company will recognize realized income gains and losses (earnings) of the preneed trusts and cemetery perpetual care trusts. The Company will recognize a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.

In the case of preneed trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated realized earnings, when the contracted services have been performed and merchandise delivered. In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by the Company.

Also, as a result of implementing FIN 46, the Company was required to deconsolidate Carriage Services Capital Trust (the "Trust"), a trust established in 1999 to issue redeemable convertible preferred securities. The Company’s obligation to the Trust consists of convertible junior subordinated debenture.  The preferred securities of the Trust were previously classified as temporary equity in the consolidated balance sheet. As a result of adopting FIN 46 and deconsolidating the Trust, the Company will now report its obligation to the Trust, the convertible junior subordinated debentures, as a long-term liability.

3.     PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed cemetery receivables and trust investments

Preneed cemetery receivables and trust investments, net of allowance for cancellation, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at March 31, 2004 are as follows (in thousands):

March 31, 2004

Trust assets	$51,228
Receivables from customers	17,979
Unearned finance charges	(3,392)
65,815
Allowance for cancellations	(305)

Preneed cemetery receivables and trust investments	$65,510

Preneed cemetery receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.  Preneed cemetery sales are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years.  The interest rates generally range between 12 percent and 14 percent.

The cost and market values associated with cemetery preneed trust assets at March 31, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$6,334	$—	$—	$6,334
Fixed income securities:
U.S. Treasury	912	70	—	982
U.S. Agency obligations	2,429	100	(5)	2,524
State obligations	10,930	586	(18)	11,498
Corporate	2,800	180	(5)	2,975
Equity securities:
Common stock	9,619	1,711	(67)	11,263
Mutual funds:
Equity	9,997	571	(165)	10,403
Fixed income	4,908	140	(14)	5,034
Trust investments	$47,929	$3,358	$(274)	$51,013

Accrued net investment income	$215			$215

Trust assets				$51,228

Market value as a percentage of cost				106.44%

Preneed funeral receivables and trust investments

Preneed funeral receivables and trust investments, net of allowance for cancellation, represent trust fund assets and customer receivables related to contracts sold in advance of when the services or merchandise is needed. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at March 31, 2004 are as follows (in thousands):

March 31, 2004

Trust assets	$46,841
Receivables from customers	11,997
58,838
Allowance for cancellations	(6,226)

Preneed funeral receivables and trust investments	$52,612

Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized as of March 31, 2004.

The cost and market values associated with funeral preneed trust assets at March 31, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$14,175	$—	$—	$14,175
Fixed income securities:
U.S. Treasury	1,468	27	(1)	1,494
U.S. Agency obligations	1,012	24	—	1,036
State obligations	1,958	168	—	2,126
Corporate	1,494	102	—	1,596
Equity securities:
Common stock	3,889	408	(98)	4,199
Mutual funds:
Equity	5,594	467	(82)	5,979
Fixed income	15,981	263	(8)	16,236
Trust investments	$45,571	$1,459	$(189)	$46,841

Market value as a percentage of cost				102.79%

Cemetery perpetual care trust investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. As a result of the implementation of FIN 46, the Company has consolidated the perpetual care trust funds with a corresponding amount as Non-controlling interests in perpetual care trusts. Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. The recognized investment income for these perpetual care trust investments totaled $231,000 for the three months ended March 31, 2004, and $235,000 in realized net losses were additionally recognized from the sale of securities in the trusts. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2004 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$7,155	$—	$—	$7,155
Fixed income securities:
U.S. Treasury	2,100	81	—	2,181
U.S. Agency obligation	6,403	118	(9)	6,512
State obligations	45	1	—	46
Corporate	2,938	295	(1)	3,232
Equity securities:
Common stock	5,148	750	(84)	5,814
Mutual funds:
Equity	1,411	88	(16)	1,483
Fixed income	4,133	85	(10)	4,208
Other assets	262	—	(211)	51
Trust investments	$29,595	$1,418	$(331)	$30,682

Accrued net investment income	$126			$126

Trust assets				$30,808

Market value as a percentage of cost				103.67%

Preneed Funeral Contracts

The preneed funeral contracts at March 31, 2004 represent assets in commingled trusts in which the Company does not have a controlling financial interest in the trust assets. The Company accounts for these investments at cost.

4.     CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policy have been assigned to the Company and will be paid upon the death of the beneficiary. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. We changed our method of accounting for preneed funeral contracts secured by insurance because we concluded that they are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have eliminated amounts relating to such preneed funeral contracts along with the corresponding deferred revenue from our consolidated balance sheet. The elimination of these amounts had no impact on our consolidated stockholders’ equity, results of operations or cash flows.

The preneed funeral contracts secured by insurance totaled $162.4 million at March 31, 2004.  The effect of the elimination of these amounts on our previously issued balance sheet at December 31, 2003 is as follows (in thousands):

December 31, 2003

Total assets as previously reported	$699,611
Elimination of preneed contracts secured by insurance	(160,694)
Total assets as revised	$538,917

Total liabilities as previously reported	$503,354
Elimination of deferred revenue	(160,694)
Total liabilities as revised	$342,660

5.     NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

The components of Non-controlling interests in funeral and cemetery trusts and Non-controlling interests in perpetual care trusts as of March 31, 2004 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total	Cemetery Perpetual Care

Trust assets, at market value	$46,841	$51,228	$98,069	$30,808
Pending withdrawals of income	—	—	—	(734)
Obligations due to a trust	—	—	—	1,133
Customer receivables	—	—	—	976
	0	0	0	1,375

Non-controlling interests	$46,841	$51,228	$98,069	$32,183

6.     MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, net income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues:
Three months ended March 31, 2004	$31,392	$9,781	$—	$41,173
Three months ended March 31, 2003	30,354	8,352	—	38,706

Net income (loss):
Three months ended March 31, 2004	$5,721	$1,536	$(4,205)	$3,052
Three months ended March 31, 2003	5,187	1,503	(4,634)	2,056

Total assets:
March 31, 2004	$356,120	$200,456	$13,509	$570,085
December 31, 2003	361,206	167,747	9,964	538,917

7.     EMPLOYEE STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans. The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation expense is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts:

	Three months ended March 31,
	2003	2004
	(in thousands, except per share data)
Net income available to common stockholders:
As reported	$2,056	$3,052
Pro forma	1,945	2,965

Net income per share available to common stockholders:
Basic
As reported	$0.12	$0.17
Pro forma	$0.11	$0.17
Diluted
As reported	$0.12	$0.17
Pro forma	$0.11	$0.16

8.     DEBT

In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million (revised to $45 million; see Note 9) unsecured revolving credit facility that matures in March 2006. Interest is payable at either the prime rate or LIBOR at the option of the Company. Currently, the LIBOR option is set at LIBOR plus 300 basis points. The margin above LIBOR can decline in the future with reductions in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The new credit facility reduces by $8.4 million in March 2005 and by an additional $8.4 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets.  In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the $93.75 million of convertible junior subordinated debentures payable to its affiliated trust, Carriage Services Capital Trust.  As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust are deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment. At March 31, 2004, $21 million was available under the credit facility.

The convertible junior subordinated debentures payable to the Trust and the TIDES are due in 2029.  Interest is payable at 7%.  Both the subordinated debentures and the TIDES each contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions.  The Convertible junior subordinated debentures and the TIDES are convertible into common stock at a conversion price of $20.4375 per share of common stock at the option of the holder.

9.     SUBSEQUENT EVENT

Effective May 13, 2004, Carriage exercised the option within its existing bank credit facility to increase the available commitment by $5 million to $45 million. The two existing banks proportionately increased their commitments under the arrangement. Terms and conditions of the credit facility remain unchanged.

Item 2.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells real estate (grave sites and mausoleums) and related merchandise such as markers and memorials. As of March 31, 2004, we operated 139 funeral homes and 30 cemeteries in 29 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

Factors affecting our funeral operating results include the number of deaths in the markets we serve; whether we gain or lose market share relative to our competitors in the markets where we operate; the price at which we sell our services and merchandise; and the cost of providing services, primarily the salaries and benefits expense related to our professional and support staff, and the cost of merchandise. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 35% less than average revenue earned from a traditional funeral service. Funeral homes have a high fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.

During the second half of 2003, we implemented several significant changes in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations. The new operating model and standards focus on the key drivers of a successful funeral operation, organized around three primary areas – market share, people and operating and financial metrics.

The cemetery operating results are affected by the size and success of our sales organization because approximately 50% of our cemetery revenues related to sales of grave sites and mausoleums and related merchandise before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 10% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our business strategy also focuses on increasing operating cash flow and improving our financial condition by paying down debt which should lower our interest expense and improve our credit profile. We do not expect the execution of our business strategy will require significant investments of new capital in the year. However, the Company will likely access the debt and capital markets over the next two years to refinance or repay maturing debt.

Net income totaled $3.1 million for the first three months of 2004, equal to $0.17 per diluted share.  Comparatively, net income for the first three months of 2003 totaled $2.1 million or $0.12 per diluted share.  Higher contract volumes in the funeral division and higher preneed cemetery sales had the greatest impact on the improvement of net income year over year.  The 2003 quarter additionally included special charges totaling $588,000, equal to $0.02 per diluted share.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

We record the sales of funeral merchandise and services when the funeral service is performed.  Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, “Accounting for Sales of Real Estate.”  This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate.  Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue.  Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed.  Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

Allowances for customer cancellations, refunds and bad debts are provided at the date of sale based on our historical experience.  In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.  When preneed funeral contracts are secured by third-party life insurance policies, we earn a commission from the sale of the policies.  Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.

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

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.  Many of the acquired funeral homes have provided high quality service to families for generations.  The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses.  In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on a regional basis to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value.  Fair value is determined by discounting the estimated future cash flows of the businesses in each region at the Company’s weighted average cost of capital, less debt allocable to the region and by reference to recent sales transactions of similar businesses.  The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates.  If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.  No impairments were recorded during the three month period ended March 31, 2003 and 2004.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes.

Stock Compensation Plans

The Company has four stock incentive plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended March 31, 2003 and 2004, net income for those periods would have been lower by $0.1 million.

The Financial Accounting Standards Board (“FASB”) issued an exposure draft titled Share-Based Payment in March 2004 that would replace APB No. 25 and SFAS No. 123 which, if approved in its current form, would require public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement.  The proposal would generally require the expense of such awards to be measured at fair value on the date granted.

The Company has also granted restricted stock to certain officers of the Company, which vest over a period of four years. These shares are valued at the dates granted and the value charged to operations as the shares vest.

ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued, as revised, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The implementation and accounting described in the following sections related to the preneed and perpetual care trusts was agreed to between the Company, its auditors, the staff at the Securities and Exchange Commission and the other public deathcare companies. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 will affect certain line items on the Company’s statement of operations in future periods as described below; however, it will not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46 requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated by the Company but do not constitute liabilities.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investments. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are allocated to deferred revenues.

After March 31, 2004, the Company will recognize realized earnings of the preneed trusts and cemetery perpetual care trusts. The Company will recognize a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred income.

In the case of preneed trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts. In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable, and are intended to defray cemetery maintenance costs incurred by the Company.

Also, as a result of implementing FIN 46, the Company was required to deconsolidate Carriage Services Capital Trust (the "Trust"), a trust established in 1999 to issue redeemable convertible preferred securities. The Company’s obligation to the Trust consists of convertible junior subordinated debentures.  The preferred securities issued by the Trust were previously classified as temporary equity in the consolidated balance sheet. As a result of adopting FIN 46 and deconsolidating the Trust, the Company will report its obligation to the Trust, the convertible junior subordinated debentures, as a long-term liability. The reclassification of the amount ($93.75 million) has no affect on net income or on the Company’s covenants with its senior lenders as the obligations to the Trust are not classified as indebtedness for purposes of calculating such ratios as indebtedness to total capitalization.  The subordinated debentures possess substantial characteristics of equity as discussed in the following Liquidity and Capital Resources Section.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three month periods ended March 31, 2003 and 2004.  Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2004 (dollars in thousands).

	Three months ended March 31,		Change
	2003	2004	Amount	Percent

Total same-store revenue	$29,429	$31,074	$1,645	5.6%

Acquired, sold or discontinued	491	—	(491)	*
Preneed insurance commissions revenue	434	318	(116)	(26.7)%
Total net revenues	$30,354	$31,392	$1,038	3.4%

Gross profit:
Same-store	$8,130	$9,117	$987	12.1%
Acquired, sold or discontinued	68	—	(68)	*
Preneed insurance commissions revenue	434	318	(116)	(26.7)%
Total gross profit	$8,632	$9,435	$803	9.3%

* not meaningful

Funeral same-store revenues for the three months ended March 31, 2004 increased 5.6 percent when compared to the three months ended March 31, 2003, as we experienced a increase of 3.9 percent in the number of contracts and an increase of 1.6 percent to $4,841 in the average revenue per contract for those existing operations.  Approximately 30.9 percent of the funeral services were cremation services compared to 28.8 percent in the first quarter of 2003.  The average price of Carriage’s cremation services decreased 2.8 percent compared to the first quarter of 2003.  The casket and other merchandise costs, as a percentage of revenues, remained substantially the same and the field operating costs were virtually unchanged compared to the prior year first quarter.

Total funeral same-store gross profit for the three months ended March 31, 2004 increased $1 million from the comparable three months of 2003, and as a percentage of funeral same-store revenue, increased from 27.6 percent to 29.3 percent.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2004 (dollars in thousands):

	Three months ended March 31,		Change
	2003	2004	Amount	Percent

Total net revenues	$8,352	$9,781	$1,429	17.1%

Total gross profit	$2,389	$2,519	$130	5.4%

No cemetery businesses were acquired or sold during the comparable periods.

Cemetery net revenues for the three months ended March 31, 2004 increased $1.4 million, or 17.1 percent, over the three months ended March 31, 2003.  Cemetery net revenues were positively impacted by approximately $1.1 million in preneed property sales and the completion of two mausoleums which additionally contributed to $0.4 million in revenue compared to the prior year period.  Financial revenues (trust earnings and finance charges on installment contracts) declined $0.4 million compared to the first quarter of the prior year primarily due to lower earnings on the perpetual care trust funds and losses of $235,000 incurred on sales of securities as the Company repositioned trust investments to achieve higher future earnings.

Total cemetery gross profit for the three months ended March 31, 2004 increased slightly over the comparable three months of 2003.  However, cemetery gross profit as a percentage of revenues decreased from

28.6 percent to 25.8 percent due to higher promotional costs, bad debts and property costs as a percent of revenues.

Other.  General and administrative expenses for the three months ended March 31, 2004 increased $0.2 million, approximately 5.9 percent, as compared to the first quarter of 2003 primarily because the first quarter 2004 included higher depreciation on computer and software additions during the last twelve months.

The following table describes the components of special charges and other items of the Company for the three months ended March 31, 2003. There were no special charges and other items for the first three months of 2004.

	Three months ended March 31, 2003
	Amount (000s)	Diluted EPS impact

Net losses from the dispositions of business assets	$156	$(0.00)
Early termination of lease obligation and bank credit facility	432	(0.02)
Total special charges and other items	$588	$(0.02)

Interest expense and other financing costs for the three month period ended March 31, 2004 declined $0.2 million compared to the three month period ended March 31, 2003.  Cash flow from operations and proceeds from the sales of business assets have provided the source of funds to reduce the debt outstanding during 2003 and 2004.  Since March 31, 2003, total outstanding debt has been reduced by $19.0 million.  Reductions in interest rates over the last two years have also contributed (to a lesser degree) in reducing interest expense.

Income Taxes.   The Company recorded income taxes at the effective rate of 37.5 percent for the three months ended March 31, 2003 and 2004, respectively.

The Company has net operating loss carryforwards totaling approximately $18.9 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.7 million at March 31, 2004, representing a decrease of $0.3 million from December 31, 2003. It is Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  For the three months ended March 31, 2004, cash provided by operating activities was $5.5 million as compared to $3.8 million for the three months ended March 31, 2003. Cash used in investing activities was $0.8 million for the three months ended March 31, 2004 compared to cash used in the amount of $1.7 million for the first three months of 2003.

The Company’s senior debt at March 31, 2004 totaled $129.2 million and consisted of $95.1 million in notes payable to insurance companies, a $40 million revolving line of credit ($18 million outstanding at March 31, 2004) and $16.1 million in acquisition indebtedness and capital lease obligations.  The Company’s convertible junior subordinated debentures at March 31, 2004 total $93.75 million, are payable to the Company’s affiliate trust, Carriage Services Capital Trust (Trust), bear interest at 7 percent and mature in 2029.

Substantially all the assets of the Trust consist of the convertible junior subordinated debentures of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES).  The rights of the debentures are functionally equivalent to those of the TIDES.  When issued in 1999, the conversion price was at a premium to the then-existing trading price of the Common Stock. The expectation was that holders would convert the TIDES into Common Stock well before their maturity in 2029, when the Company’s performance and improving conditions in the death care industry resulted in an appreciated stock price.  As a result of deteriorating conditions in the industry and the Company’s own disappointing performance in the preceding four years, the TIDES have been trading substantially below their par value, which we believe to be a reflection of the valuation and prospects of the Company’s common stock.  In our view, the debentures have a predominance of equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt), such as:

•                                          The debentures are unsecured and subordinate to the Company’s senior debt, which includes the revolving credit facility, the senior notes and any other borrowed money obligations.  The debentures are not guaranteed by the Company’s subsidiaries, meaning that they are effectively subordinated to all liabilities of the subsidiaries, not just borrowed money debt.

•                                          The Company has the right to defer the payment of interest on the debentures for up to 20 calendar quarters, and the Company is currently doing so.  The Company can catch up deferred interest and then re-start another deferral period prior to maturity.  During a deferral period, the only rights of the holders of the TIDES and debentures are to restrict the Company from making distributions to or repurchasing any stock, but the Company is not subject to any other restrictions which would normally be associated with non-payment of debt securities, such as acceleration of maturity, limits on acquisitions or dispositions of assets, or any changes in the debt capital structure, such as incurring new debt, restructuring existing debt, changing debt terms, or granting security.

•                                          The TIDES are convertible into common stock at a fixed price well above the common stock’s current trading price.  The Company believes the market value of the TIDES will continue to primarily be impacted by its unusually long-term maturity, the right to defer distributions and the subordination to all other outstanding debt for borrowed money, rather than the Company’s credit profile or level of interest rates.

•                                          As a result of the equity-like characteristics of the TIDES and debentures, the Company was able to have them treated as equity, rather than debt, under its credit and senior note agreements.

A more complete description of the debentures and TIDES can be found in the Company’s Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on October 26, 1999 (No. 333-84141).

The $95.1 million in senior notes to insurance companies are unsecured, mature in tranches of $22.0 million in 2004, $51.8 million in 2006 and $21.3 million in 2008 (based on current balances) and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

Carriage has a $40 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for the Company to meet its working capital needs and retire the Series A maturities of the Senior Notes in July 2004.  Effective May 13, 2004, Carriage exercised the option within its existing bank credit facility to increase the capacity by $5 million to $45 million. The two existing banks increased their proportionate commitments under the arrangement. Terms and conditions of the credit facility remain otherwise unchanged. Interest is payable at either prime rate or LIBOR at the Company’s option. Initially, the LIBOR option is set at LIBOR plus 300 basis points. The margin above LIBOR can decline in the future with reductions, if any, in Carriage’s debt to EBITDA ratio, as defined by the credit agreement. The new credit facility reduces by $8.4375 million in March 2005 and by $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the bank’s pro-rata share of proceeds from disposition of assets.  As of March 31, 2004, the Company’s debt to total capitalization, as defined by the credit facility which excludes the convertible junior subordinated debentures payable to the affiliate trust, was 39.3 percent as compared to 40.8 percent at December 31, 2003.

The Company, in complying with the conditions of the new credit facility, began deferring interest payments on the subordinated debentures payable to the Company’s affiliated trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible trust preferred securities of Carriage Services Capital Trust (“TIDES”) are deferred and recorded as a liability for at least the term of the new credit facility beginning with the September 1, 2003 payment.  The condition was imposed by the lenders to ensure that the Company had sufficient available borrowings under the unsecured credit facility to retire the Series A maturities of the senior notes payable to insurance companies that have a current balance of $22.0 million and to accommodate the two commitment reductions in 2005.  The Company intends to use the cash savings from the deferral of the interest payments to repay borrowings under the unsecured credit facility.

The convertible junior subordinated debentures payable to the affiliate trust and TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions.

We believe that cash flow from operations, cash savings from the deferral of the interest payments and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures, retire the Series A maturities of the senior notes payable to insurance companies in July 2004 and other operating requirements.  Because future cash flows and the availability of financing are subject to certain variables, such as the Company’s operating performance and conditions of the credit and equity markets, there can be no assurance that the Company’s capital resources will be sufficient to fund its capital needs in future years. Additional debt and equity financing will likely be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

SEASONALITY

The Company’s business can be affected by seasonal fluctuations in the death rate.  Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.

INFLATION

Inflation has not had a significant impact on the results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

Carriage is currently exposed to market risk from changes in interest rates. Interest on the Company’s revolving credit facility will change with changes in the prime lending rate and LIBOR. Previously, the Company was party to interest rate swaps to minimize the affect of increasing interest rates. Those swaps matured in May 2003.  There have been no significant changes in the Company’s market risk from that disclosed in the Company’s 2003 annual report filed on Form 10-K.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at the end of the period. During the period covered by this report, there were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is prohibited from repurchasing any of its common stock under the terms of our credit agreements.

Issuance of Unregistered Securities

Carriage has an adopted compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned.  On January 7, 2004, Carriage issued 8,417 shares of its common stock to three of its directors who elected to receive their fees in equity compensation.  No underwriter was used in connection with this issuance.  Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.

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

(4)  We may experience declines in preneed sales due to numerous factors ranging from changes to sales force compensation to a weakening economy. Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share.

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

(10)  Our projections for 2004 include adjustments to earnings and cash flow for estimated disposition activity. Several important factors may affect our ability to consummate dispositions.

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

(5)  Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	—	Employment agreement with James J. Benard dated January 1, 2004

11.1	—	Computation of Per Share Earnings

31.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

A report on Form 8-K Current report was filed with the SEC on February 20, 2004 in connection with the Company’s 2003 year end and fourth quarter earnings release.

A report on Form 8-K Current report was filed with the SEC on February 27, 2004 in connection with the Notice to its Directors and Executive Officers informing them of a blackout period that will restrict them from transferring common stock of the Company during such period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

May 17, 2004	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)