Form 10-Q
period 2004-06-30
CARRIAGE SERVICES INC
filed 2004-08-16
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

________________________

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

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of August 10, 2004 was 17,834,606.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,024	$2,437
Accounts receivable —
Trade, net of allowance for doubtful accounts of $1,370 in 2003 and $1,151 in 2004	15,564	12,121
Other	505	570
	16,069	12,691
Assets held for sale	—	2,938
Inventories and other current assets	9,797	9,948
Total current assets	27,890	28,014

Preneed receivables and trust investments:
Cemetery	—	65,759
Funeral	—	51,124
Receivable from funeral trusts	73,706	18,921
Preneed cemetery merchandise and service trust funds	48,237	—
Property, plant and equipment, at cost, net of accumulated depreciation of $35,671 in 2003 and $37,684 in 2004	110,964	106,415
Cemetery property, at cost	64,124	63,675
Goodwill	159,672	157,139
Deferred charges and other non-current assets	54,324	42,226
Cemetery perpetual care trust investments	—	30,630
Total assets	$538,917	$563,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,911	$21,607
Liabilities associated with assets held for sale	—	354
Current portion of long-term debt and capital leases obligations	24,400	24,120
Total current liabilities	47,311	46,081

Senior long-term debt, net of current portion	105,575	91,500
Convertible junior subordinated debentures due in 2029 to an affiliated trust	—	93,750
Obligations under capital leases, net of current portion	5,504	5,466
Distributions payable on convertible preferred securities	3,876	—
Deferred interest on convertible junior subordinated debentures	—	7,323
Deferred cemetery revenue	99,108	48,381
Deferred preneed funeral contracts revenue	81,286	32,869
Non-controlling interests in funeral and cemetery trust investments	—	97,242
Total liabilities	342,660	422,612

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	—	32,065
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,327	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,545,000 and 17,798,000 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	175	178
Contributed capital	186,679	187,634
Accumulated deficit	(80,290)	(77,697)
Deferred compensation	(634)	(889)
Total stockholders’ equity	105,930	109,226
Total liabilities and stockholders’ equity	$538,917	$563,903

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Revenues, net
Funeral	$27,971	$27,760	$57,399	$58,640
Cemetery	9,165	9,921	17,517	19,702
	37,136	37,681	74,916	78,342
Costs and expenses
Funeral	20,953	21,229	41,989	42,779
Cemetery	6,674	7,688	12,637	14,950
	27,627	28,917	54,626	57,729
Gross profit	9,509	8,764	20,290	20,613
General and administrative expenses	2,411	2,545	4,944	5,228
Operating income	7,098	6,219	15,346	15,385
Interest expense	4,408	4,395	9,011	8,776
Other (income) expense	(651)	(891)	(63)	(891)
Total interest and other (income) expense	3,757	3,504	8,948	7,885

Income from continuing operations before income taxes	3,341	2,715	6,398	7,500
Provision for income taxes	1,253	1,018	2,399	2,812
Net income from continuing operations	2,088	1,697	3,999	4,688
Discontinued operations
Operating income from discontinued operations	87	137	319	235
Gain on sales and (impairments) of discontinued operations	245	(3,050)	245	(3,050)
Income tax provision (benefit)	124	(758)	211	(721)
Income (loss) from discontinued operations	208	(2,155)	353	(2,094)
Net income (loss)	$2,296	$(458)	$4,352	$2,594

Basic earnings (loss) per common share
Continuing operations	$0.12	$0.09	$0.23	$0.27
Discontinued operations	$0.01	$(0.12)	$0.02	$(0.12)
Net income (loss)	$0.13	$(0.03)	$0.25	$0.15
Diluted earnings (loss) per common share
Continuing operations	$0.12	$0.09	$0.23	$0.26
Discontinued operations	$0.01	$(0.12)	$0.02	$(0.12)
Net income (loss)	$0.13	$(0.03)	$0.25	$0.14
Weighted average number of common and common equivalent shares outstanding:
Basic	17,411	17,764	17,365	17,710
Diluted	17,788	18,258	17,740	18,199

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the six months ended June 30,
	2003	2004

Net income	$4,352	$2,594

Other comprehensive income:
Unrealized gain on interest rate swaps	165	—
Amortization of accumulated unrealized loss on interest rate swap	166	—
Related income tax provision	(66)	—
Total other comprehensive income	$265	$—

Comprehensive income	$4,617	$2,594

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net income from continuing operations	$3,999	$4,688
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	3,310	3,517
Amortization	1,956	2,643
Provision for losses on accounts receivable	569	1,216
Net gain on sale of business assets	(63)	(888)
Stock-related compensation	169	259
Loss on sale of trust investments	—	235
Deferred income taxes	2,399	2,811
Other	(145)	7
Changes in assets and liabilities, net of effects from dispositions
Decrease (increase) in accounts receivable	1,475	(326)
(Increase) in inventories and other current assets	(193)	(49)
(Increase) in deferred charges and other	(76)	(149)
(Increase) in preneed funeral and cemetery costs	(1,777)	(2,284)
(Increase) in preneed trust investments	(2,397)	(335)
(Decrease) in accounts payable and accrued liabilities	(2,828)	(1,406)
Increase in deferred preneed revenue and non-controlling interests in funeral and cemetery investments	1,218	677
Increase in deferred interest on convertible junior subordinated debentures	—	3,447
Net cash provided by continuing operating activities	7,616	14,063
Net cash provided by discontinued operating activities	44	245
Net cash provided by operating activities	7,660	14,308

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	876	845
Cost adjustments related to acquisitions	1,500	—
Capital expenditures	(3,612)	(2,152)
Net cash used in continuing investing activities	(1,236)	(1,307)
Net cash provided by (used in) discontinued investing activities	541	(76)
Net cash used in investing activities	(695)	(1,383)

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(3,000)	(10,200)
Payments on long-term debt and obligations under capital leases	(4,886)	(2,658)
Proceeds from issuance of common stock	376	346
Net cash used in continuing financing activities	(7,510)	(12,512)
Net cash used in discontinued financing activities	(137)	—
Net cash used in financing activities	(7,647)	(12,512)

Net increase (decrease) in cash and cash equivalents	(682)	413
Cash and cash equivalents at beginning of period	2,702	2,024
Cash and cash equivalents at end of period	$2,020	$2,437

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     BASIS OF PRESENTATION

(a)          The Company

Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of June 30, 2004, the Company owned and operated 139 funeral homes and 30 cemeteries in 29 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)   Interim Condensed Disclosures

The information for the three and six month periods ended June 30, 2003 and 2004 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2003 in this report have been reclassified to conform to current year presentation.

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

2.              RECENT ACCOUNTING PRINCIPLES

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46 requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.

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

Also beginning March 31, 2004, the Company recognizes realized income, gains and losses of the preneed trusts and cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.

For preneed trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated realized earnings, when the contracted services have been performed and merchandise delivered. For cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by the Company.

Also, the Company was required to deconsolidate Carriage Services Capital Trust (the “Trust”), a trust established in 1999 to issue redeemable convertible preferred securities. The Company’s obligation to the Trust consists of convertible junior subordinated debentures. The preferred securities of the Trust were previously classified as temporary equity in the consolidated balance sheet. As a result of deconsolidating the Trust, the Company now reports its obligation to the Trust, the convertible junior subordinated debentures, as a long-term liability.

Impairment of Long-Lived Assets

Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

3.     ASSETS HELD FOR SALE

In the second quarter of 2004, the Company identified three funeral home businesses that will be sold. Unique circumstances that developed during the second quarter influenced decisions to sell rather than operate the three businesses. The carrying value of the assets of two of those businesses has been reduced to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $3.1 million, a substantial portion of which related to specifically identified goodwill. The fair value less estimated costs to sell for the third business was determined to be greater than its carrying value. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. At June 30, 2004, assets and liabilities associated with those three funeral home businesses held for sale in the accompanying balance sheet consisted of the following:

Current assets	$63
Property, plant and equipment, net	2,213
Goodwill, net	162
Deferred charges and other assets	500
Total assets	$2,938

Current liabilities	$134
Senior long-term debt, net of current portion	220
Total liabilities	$354

The operating results of the three funeral home businesses held for sale, as well as the impairment charges are presented in the discontinued operations section, along with the income tax effect, in the consolidated statements of operations on a comparative basis. Likewise, the operating results and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004

Funeral revenues	$731	$530	$1,657	$1,042

Operating income	87	137	319	235

During July 2004, the Company closed on the sales of two of the three funeral home businesses. Those sales transactions generated net cash proceeds totaling $2.5 million and a gain of approximately $1.0 million.

4.  PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed cemetery receivables and trust investments

Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at June 30, 2004 are as follows (in thousands):

Trust assets	$51,591
Receivables from customers, excluding current portion	17,961
Unearned finance charges	(3,498)
66,054
Allowance for cancellations	(295)

Preneed cemetery receivables and trust investments	$65,759

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

The cost and market values associated with cemetery preneed trust assets at June 30, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature. Net unrealized gains decreased $0.8 million for the three months ended June 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$3,881	$—	$—	$3,881
Fixed income securities:
U.S. Treasury	1,150	43	(3)	1,190
U.S. Agency obligations	2,832	45	(29)	2,848
State obligations	12,285	318	(285)	12,318
Corporate	2,800	81	(21)	2,860
Equity securities:
Common stock	11,172	1,838	(63)	12,947
Mutual funds:
Equity	9,774	554	(37)	10,291
Fixed income	5,039	40	(64)	5,015

Trust investments	$48,933	$2,919	$(502)	$51,350

Accrued net investment income	$241			$241

Trust assets				$51,591

Market value as a percentage of cost				104.93%

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

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at June 30, 2004 are as follows (in thousands):

June 30, 2004

Trust assets, net	$40,747
Receivables from customers, net	9,498

Preneed funeral receivables and trust investments	$51,124

The cost and market values associated with funeral preneed trust assets at June 30, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.  Net unrealized gains decreased $0.9 million for the three months ended June 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$13,231	$—	$—	$13,231
Fixed income securities:
U.S. Treasury	2,499	15	(44)	2,470
U.S. Agency obligations	223	1	(5)	219
State obligations	2,008	96	(3)	2,101
Corporate	1,493	44	(22)	1,515
Equity securities:
Common stock	958	163	(22)	1,099
Mutual funds:
Equity	7,433	662	(129)	7,966
Fixed income	17,305	23	(278)	17,050

Trust investments	$45,150	$1,004	$(503)	$45,651

Market value as a percentage of cost				101.10%

Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized as of June 30, 2004.

Cemetery perpetual care trust investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. As a result of the implementation of FIN 46, the Company has consolidated the perpetual care trust funds with a corresponding amount as Non-controlling interests in perpetual care trusts. Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2004 are detailed below (in thousands).  Net unrealized gains decreased $0.3 million for the three months ended June 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash and cash equivalents	$3,013	$—	$—	$3,013
Fixed income securities:
U.S. Treasury	2,300	40	(6)	2,334
U.S. Agency obligation	8,064	50	(186)	7,928
State obligations	10	—	—	10
Corporate	2,884	195	(8)	3,071
Equity securities:
Common stock	7,853	909	(102)	8,660
Mutual funds:
Equity	1,989	96	(13)	2,072
Fixed income	3,374	23	(54)	3,343
Other assets	174	—	(117)	57

Trust investments	$29,661	$1,313	$(486)	$30,488

Accrued net investment income	$142			$142

Trust assets				$30,630

Market value as a percentage of cost				102.78%

Receivable from Funeral Trusts

The receivable from funeral trusts at June 30, 2004 represent assets in commingled trusts in which the Company does not have a controlling financial interest in the trust assets. The Company accounts for these investments at cost.

Trust Investment Security Transactions

Investment security transactions included in Other income in the Consolidated Statements of Operations for the three months ended June 30, 2004 are as follows (in thousands):

Three months ended June 30, 2004

Investment income	$887
Realized gains	54
Realized losses	(295)
Expenses	(202)
Increase in non-controlling interests in trust investments	(444)
$—

5.  CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. We changed our method of accounting for preneed funeral contracts secured by insurance because we concluded that they are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6,

“Elements in Financial Statements.” Therefore, we have eliminated amounts relating to such preneed funeral contracts along with the corresponding deferred revenue from our consolidated balance sheet. The elimination of these amounts had no impact on our consolidated stockholders’ equity, results of operations or cash flows.

The preneed funeral contracts secured by insurance totaled $163 million at June 30, 2004.  The effect of the elimination of these amounts on our previously issued balance sheet at December 31, 2003 is as follows (in thousands):

December 31, 2003

Total assets as previously reported	$699,611
Elimination of preneed contracts secured by insurance	(160,694)
Total assets as revised	$538,917

Total liabilities as previously reported	$503,354
Elimination of deferred revenue	(160,694)
Total liabilities as revised	$342,660

6.  NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

The components of Non-controlling interests in funeral and cemetery trusts and Non-controlling interests in perpetual care trusts as of June 30, 2004 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total Preneed	Cemetery Perpetual Care

Trust assets, at market value	$45,651	$51,591	$97,242	$30,630
Pending withdrawals of income	—	—	—	(623)
Obligations due to a trust	—	—	—	1,128
Customer receivables	—	—	—	930
	0	0	0	1,435

Non-controlling interests	$45,651	$51,591	$97,242	$32,065

7.  MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues:
Six months ended June 30, 2004	$58,640	$19,702	$—	$78,342
Six months ended June 30, 2003	57,399	17,517	—	74,916

Income from continuing operations before income taxes:
Six months ended June 30, 2004	$15,861	$4,752	$(13,113)	$7,500
Six months ended June 30, 2003	15,410	4,880	(13,892)	6,398

Total assets:
June 30, 2004	$349,871	$200,749	$13,283	$563,903
December 31, 2003	361,206	167,747	9,964	538,917

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure as required for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended June 30,
	2003	2004

Cash paid for interest and financing costs	$9,249	$4,900

Cash paid for income taxes	$35	$—

Restricted cash investing and financing activities:

Proceeds from the sale of trust investments		$5,755

Purchase of trust investments		$14,101

Net decrease in non-controlling interests in funeral, cemetery and perpetual care trusts		$945

9.     EMPLOYEE STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income (loss) and income (loss) per share would have been the following pro forma amounts (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net income (loss) available to common stockholders:
As reported	$2,296	$(458)	$4,352	$2,594
Pro forma	2,173	(545)	4,106	2,420

Net income (loss) per share available to common stockholders:
Basic
As reported	$0.13	$(0.03)	$0.25	$0.15
Pro forma	$0.12	$(0.03)	$0.24	$0.14
Diluted
As reported	$0.13	$(0.03)	$0.25	$0.14
Pro forma	$0.12	$(0.03)	$0.23	$0.13

10. DEBT

In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million unsecured revolving credit facility that matures in March 2006. Effective May 13, 2004, Carriage exercised the option within its existing bank credit facility to increase the available commitment by $5 million to $45 million. The two existing banks proportionately increased their commitments under the arrangement. Interest is payable at either the prime rate or LIBOR at the option of the Company. Currently, the LIBOR option is set at LIBOR plus 275 basis points. The margin above LIBOR can decline in the future with reductions in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The new credit facility reduces by $8.4375 million in March 2005 and by an additional $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets.  In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the $93.75 million of convertible junior subordinated debentures payable to its affiliated trust, Carriage Services Capital Trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust are deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment. At June 30, 2004, $33.0 million was available under the credit facility.

The convertible junior subordinated debentures payable to the Trust and the TIDES are due in 2029. Interest is payable at 7 percent. Both the subordinated debentures and the TIDES each contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The convertible junior subordinated debentures and the TIDES are convertible into common stock at a conversion price of $20.4375 per share of common stock at the option of the holder.

On July 30, 2004, the Company paid the outstanding principal and interest on its Series A Senior Notes, which had an outstanding principal balance of $22.0 million. Subsequent to the payoff of the Series A Senior Notes, $32.1 million was outstanding on the revolving credit facility and the Company had capacity to borrow an additional $11.8 million.

11. OTHER (INCOME) EXPENSE

The following table describes the components of other (income) expense of the Company for the six months ended June 30, 2003 and 2004 (amounts in thousands):

	Six months ended June 30, 2003		Six months ended June 30, 2004
	Amount	Diluted EPS impact	Amount	Diluted EPS impact

Net gains from the disposition of business assets	$(495)	$(0.02)	$(891)	$(0.03)
Early termination of lease obligation	432	0.02	—	—
	$(63)	$(0.00)	$(891)	$(0.03)

Excess real estate and other assets were sold for approximately $1.1 million, including the assumption of debt, during the second quarter of 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells real estate (grave sites and mausoleums) and related merchandise such as markers and memorials. As of June 30, 2004, we operated 139 funeral homes and 30 cemeteries in 29 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

Factors affecting our funeral operating results include the number of deaths in the markets we serve; whether we gain or lose market share relative to our competitors in the markets where we operate; the price at which we sell our services and merchandise; and the cost of providing services, primarily the salaries and benefits expense related to our professional and support staff, and the cost of merchandise. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 35% of the average revenue earned from a traditional funeral service. Funeral homes have a high fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.

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

Our business strategy also focuses on increasing operating cash flow and improving our financial condition by paying down debt which should lower our interest expense and improve our credit profile. We do not expect the execution of our business strategy will require significant investments of new capital during 2004. However, the Company will likely access the debt and capital markets over the next two years to refinance or repay maturing debt.

The Company recorded a net loss for the second quarter of 2004 of $0.5 million, equal to $0.03 per diluted share as compared to net income of $2.3 million for the second quarter of 2003, or $0.13 per diluted share. The variance in net earnings between the two periods was primarily due to impairment charges related to discontinued operations totaling $3.1 million, equal to $0.12 per diluted share, related to two of the three funeral homes that were identified to be sold. Gross profit and income from continuing operations declined slightly for the quarter on a year-over-year basis primarily due to an increase to property tax expense in the amount of $0.6 million, equal to $0.02 per share, related to a retroactive property revaluation in California. Gains from the sales of other assets and excess real estate totaled $0.9 million during the second quarter of 2003 and 2004 which provided $0.03 in diluted earnings per share for each period.

Net income totaled $2.6 million for the first six months of 2004, or $0.14 per diluted share as compared to $4.4 million for the first six months of 2003, or $0.25 per diluted share. The comparability of the two six-month periods was similarly impacted by the impairment and property tax charges in the second quarter of 2004.

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

Stock Compensation Plans

The Company has four stock incentive plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the six months ended June 30, 2003 and 2004, net income for those periods would have been lower by approximately $0.2 million for each period.

The Financial Accounting Standards Board (“FASB”) issued an exposure draft titled Share-Based Payment in March 2004 that would replace APB No. 25 and SFAS No. 123 which, if approved in its current form, would require public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement.  The proposal would generally require the expense for such awards to be measured at fair value on the date granted.

The Company has also granted restricted stock to certain officers of the Company, which vest over a period of four years. These shares are valued at the dates granted and the value is charged to operations as the shares vest.

ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued, as revised, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 has affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46 requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investment in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are allocated to deferred revenues.

Also beginning March 31, 2004, the Company recognizes realized earnings of the preneed trusts and cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred income.

For preneed trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company, upon the performance of services and delivery of merchandise, including realized earnings accumulated in these trusts. For cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and distributable, and are intended to defray cemetery maintenance costs incurred by the Company.

Also, the Company was required to deconsolidate Carriage Services Capital Trust (the “Trust”), a trust established in 1999 to issue redeemable convertible preferred securities. The Company’s obligation to the Trust consists of convertible junior subordinated debentures. The preferred securities issued by the Trust were previously classified as temporary equity in the consolidated balance sheet. As a result of deconsolidating the Trust, the Company will report its obligation to the Trust, the convertible junior subordinated debentures, as a long-term liability. The reclassification of the amount ($93.75 million) has no affect on net income or on the Company’s covenants with its senior lenders as the obligations to the Trust are not classified as indebtedness for purposes of calculating such ratios as indebtedness to total capitalization. The subordinated debentures possess substantial characteristics of equity as discussed in the following Liquidity and Capital Resources section.

Impairment of Long-Lived Assets

Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.

In the second quarter of 2004, Carriage identified three funeral home businesses that will be sold. Unique circumstances that developed during the second quarter influenced decisions to sell rather than operate the businesses. Management compared the Company’s current carrying amount in each of these businesses to the estimated fair value less cost to sell and recorded impairment charges totaling $3.1 million related to two of those businesses. As a result of the decision to sell the businesses, the assets and liabilities of those businesses have been identified as “held for sale” in the June 30, 2004 balance sheet. Additionally, the operating results have been presented on a comparative basis, along with the impairment charges, in the discontinued operations section of the income statement. Likewise, the operating results and gains and losses from businesses sold in the prior year have been similarly reported for comparability.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2003 and 2004.  Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2004.  For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same- store classification up to the quarter prior to their sale.

Three months ended June 30, 2003 compared to three months ended June 30, 2004 (dollars in thousands):

	Three months ended June 30,		Change
	2003	2004	Amount	Percent

Total same-store revenue	$27,952	$27,966	$14	*

Acquired, sold or discontinued	258	—	(258)	*
Preneed insurance commissions revenue	492	324	(168)	(34.2)%
Total net revenues	$28,702	$28,290	$(412)	(1.4)

Gross profit:
Same-store	$6,611	$6,348	$(263)	(4.0)%
Acquired, sold or discontinued	9	—	(9)	*
Preneed insurance commissions revenue	492	324	(168)	(34.2)%
Total gross profit	$7,112	$6,672	$(440)	(6.2)%

* not meaningful

Six months ended June 30, 2003 compared to six months ended June 30, 2004 (dollars in thousands):

	Six months ended June 30,		Change
	2003	2004	Amount	Percent

Total same-store revenue	$57,381	$59,039	$1,658	2.9%

Acquired, sold or discontinued	748	—	(748)	*
Preneed insurance commissions revenue	926	642	(284)	(30.7)%
Total net revenues	$59,055	$59,681	$626	1.1%

Gross profit:
Same-store	$14,741	$15,464	$723	4.9%
Acquired, sold or discontinued	76	—	(76)	*
Preneed insurance commissions revenue	926	642	(284)	(30.7)%
Total gross profit	$15,743	$16,106	$363	2.3%

* not meaningful

Funeral same-store revenues for the three months ended June 30, 2004 remained flat when compared to the three months ended June 30, 2003, as we experienced a decrease of 2.4 percent in the number of contracts and an increase of 2.5 percent to $4,915 in the average revenue per contract for those existing operations.  Approximately 31.8 percent of the funeral services were cremation services compared to 29.1 percent in the second quarter of 2003.  The average price of Carriage’s cremation services remained constant compared to the second quarter of 2003 at $2,404.

Total funeral same-store gross profit for the three months ended June 30, 2004 decreased $0.3 million from the comparable three months of 2003, and as a percentage of funeral same-store revenue, decreased from 23.7 percent to 22.7 percent.  The casket and other merchandise costs, as a percentage of revenues, declined slightly and the field operating costs were virtually unchanged compared to the prior year second quarter. Included in the costs and expenses is an additional $0.3 million for property tax expense related to a retroactive property revaluation in California.

Funeral same-store revenues for the six months ended June 30, 2004 increased $1.7 million, or 2.9 percent, when compared to the six months ended June 30, 2003, as we experienced an increase in the number of services of 104, or 0.9 percent, and an increase of 2.0 percent in the average revenue per service for those existing operations.

Total funeral same-store gross profit for the six months ended June 30, 2004 increased $0.7 million, or 4.9 percent from the comparable six months of 2003, primarily in conjunction with the increase in same-store revenues given the predominately fixed cost structure of our businesses. Funeral costs and expenses remained constant from the first six months of 2003.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2004:

Three months ended June 30, 2003 compared to the three months ended June 30, 2004 (dollars in thousands)

	Three months ended June 30,		Change
	2003	2004	Amount	Percent

Total net revenues	$9,165	$9,921	$756	8.2%

Total gross profit	$2,491	$2,233	$(258)	(10.4)%

Six months ended June 30, 2003 compared to the six months ended June 30, 2004 (dollars in thousands)

	Six months ended June 30,		Change
	2003	2004	Amount	Percent

Total net revenues	$17,517	$19,702	$2,185	12.5%

Total gross profit	$4,880	$4,752	$(128)	(2.6)%

No cemetery businesses were acquired or sold during the comparable periods.

Cemetery net revenues for the three months ended June 30, 2004 increased $0.8 million, or 8.2 percent, compared to the three months ended June 30, 2003 because of higher property sales.  Cemetery net revenues were positively impacted by approximately $0.7 million in preneed property sales and $0.3 million from the completion of mausoleums in which sales had been previously deferred.  Financial revenues (trust earnings and finance charges on installment contracts) declined $0.1 million compared to the second quarter of the prior year primarily due to lower earnings on the perpetual care trust funds.

Total cemetery gross profit for the three months ended June 30, 2004 decreased $0.3 million from the comparable three months of 2003, primarily due to a retroactive property tax assessment.  Cemetery gross profit as a percentage of revenues decreased from 27.2 percent to 22.5 percent because property sales generally carry a higher cost for sales commissions, bad debts, customer discounts and property amortization.

Cemetery net revenues for the six months ended June 30, 2004 increased $2.2 million, or 12.5 percent, over the six months ended June 30, 2003, and cemetery gross profit decreased $0.1 million over the comparable six months of 2003. Total gross margin decreased from 27.9 percent for the six months ended June 30, 2003 to 24.1 percent for the six months ended June 30, 2004 for similar reasons that impacted the second quarter.

Other.  General and administrative expenses increased $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2004 primarily because the 2004 periods include higher depreciation on computer and software additions during the last twelve months and professional fees related to compliance with the Sarbanes-Oxley Act of 2002.

Interest expense for the three month period ended June 30, 2004 declined only slightly when compared to the three month period ended June 30, 2003, and interest expense for the six month period ended June 30, 2004 declined $0.2 million compared to the six month period ended June 30, 2003.  While the debt outstanding has decreased by approximately $19.6 million, or 8.4 percent, since the second quarter 2003, we are not reporting a corresponding decrease in interest expense because the 2003 period benefited from the termination of interest rate swaps and from interest capitalization, whereas the current year expense is negatively impacted by higher loan fees and compound interest on the deferred distributions on the convertible junior subordinated debentures.

Included in Other income are gains totaling $0.9 million related to the sales of assets. Proceeds from the sales totaled approximately $1.1 million, including the assumption of debt. The assets sold consisted of the Company’s interest in two business ventures and two pieces of real estate.

Income Taxes.   The Company recorded income taxes at the effective rate of 37.5 percent for continuing operations for the three and six months ended June 30, 2003 and 2004, respectively.

The Company has net operating loss carryforwards totaling approximately $16.0 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2.4 million at June 30, 2004, representing an increase of $0.4 million from December 31, 2003. It is Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  For the six months ended June 30, 2004, cash provided by operating activities was $14.3 million as compared to $7.7 million for the six months ended June 30, 2003. The current year period benefited from the deferral of interest payments in the amount of $3.4 million on the convertible junior subordinated debentures.  Cash used in investing activities was $1.4 million for the six months ended June 30, 2004 compared to cash used in the amount of $0.7 million for the first six months of 2003.

The Company’s senior debt at June 30, 2004 totaled $121.3 million and consisted of $95.1 million in notes payable to insurance companies, a $45 million revolving line of credit ($10.9 million outstanding at June 30, 2004) and $15.3 million in acquisition indebtedness and capital lease obligations.  The $95.1 million in senior notes to insurance companies are unsecured, mature in tranches of $22.0 million in 2004, $51.8 million in 2006 and $21.3 million in 2008 (based on current balances) and bear interest at the fixed rates of 7.73%, 7.96% and 8.06%, respectively.

Carriage has a $45 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for the Company to meet its working capital needs.  Interest is payable at either prime rate or LIBOR at the Company’s option. Currently, the LIBOR option is set at LIBOR plus 275 basis points. The margin above LIBOR can decline in the future with reductions, if any, in Carriage’s debt to EBITDA ratio, as defined by the credit agreement. The new credit facility reduces by $8.4375 million in March 2005 and by $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the bank’s pro-rata share of proceeds from disposition of assets.  As of June 30, 2004, the Company’s debt to total capitalization, as defined by the credit facility which excludes the convertible junior subordinated debentures payable to the affiliate trust, was 37.4 percent as compared to 40.8 percent at December 31, 2003.

The Company’s convertible junior subordinated debentures at June 30, 2004 total $93.75 million, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029.Substantially all the assets of the Trust consist of the convertible junior subordinated debentures of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES).  The rights of the debentures are functionally equivalent to those of the TIDES.  When issued in 1999, the conversion price was at a premium to the then-existing trading price of the Common Stock. The expectation was that holders would convert the TIDES into Common Stock well before their maturity in 2029, when the Company’s performance and improving conditions in the death care industry resulted in an appreciated stock price.  As a result of deteriorating conditions in the industry and the Company’s actual performance in the preceding four years, the TIDES have been trading substantially below their par value, which we believe to be a reflection of the valuation and prospects of the Company’s common stock.  In our view, the debentures have a predominance of equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt), such as:

•                  The debentures are unsecured and subordinate to the Company’s senior debt, which includes the revolving credit facility, the senior notes and any other borrowed money obligations.  The debentures are not guaranteed by the Company’s subsidiaries, meaning that they are effectively subordinated to all liabilities of the subsidiaries, not just borrowed money debt.

•                  The Company has the right to defer the payment of interest on the debentures for up to 20 calendar quarters, and the Company is currently doing so.  The Company may catch up deferred interest and then re-start another deferral period prior to maturity.  During a deferral period, the only rights of the holders of the TIDES and debentures are to restrict the Company from making distributions to or repurchasing any stock. However, the Company is not subject to any other restrictions which would normally be associated with non-payment of debt securities, such as acceleration of maturity, limits on acquisitions or dispositions of assets, or any changes in the debt capital structure, such as incurring new debt, restructuring existing debt, changing debt terms, or granting security.

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

On July 30, 2004, the Company drew on its $45 million revolving bank credit facility to pay off the outstanding principal and interest on its Series A Senior Notes. Subsequent to the payoff of the Series A Senior Notes, $32.1 million was outstanding on the revolving credit facility. The Company intends to use the cash savings from the deferral of the interest payments to repay borrowings under the unsecured credit facility.

We believe that cash flow from operations, cash savings from the deferral of the interest payments and borrowings under the credit facility should be sufficient to fund anticipated capital expenditures and other operating requirements.  Because future cash flows and the availability of financing are subject to certain variables, such as the Company’s operating performance and conditions of the credit and equity markets, there can be no assurance that the Company’s capital resources will be sufficient to fund its capital needs in future years. Additional debt and equity financing will likely be required in the future. The availability and terms of these capital sources will depend on prevailing market conditions and interest rates and the then-existing financial condition of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s 2003 annual report filed on Form 10-K. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K.

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

Issuance of Unregistered Securities

Carriage has an adopted compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned.  On April 8, 2004, Carriage issued 3,255 shares of its common stock to three of its directors who elected to receive their fees in equity compensation.  No underwriter was used in connection with this issuance.  Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s 2004 annual meeting was held on May 18, 2004. All director nominees were elected and all amendments to the stock plans were approved. The voting tabulation was as follows:

Name of Nominee/Plan	Number of Votes For	Number of Votes Against	Number of Votes Withheld

Vincent D. Foster	15,811,290	361,851	—
Mark F. Wilson	15,902,515	270,626	—

1997 Employee Stock Purchase Plan Amendment to increase shares available to 2,000,000	8,959,905	1,025,199	45,298

1996 Stock Option Plan Amendment and Restatement to authorize restricted stock grants	8,886,379	1,072,560	71,463

The terms of the following directors continue after the meeting: Melvin C. Payne, Joe R. Davis, Ronald A. Erickson and Stuart W. Stedman.

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

Cautionary Statements

The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of the Company.  For further information regarding the Company’s cautionary statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 annual report filed on Form 10-K.

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

(5)   Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	—	Amendment No. 2 to Note Purchase Agreement among the Company and each of the holders of the Notes of the Company named therein dated May 28, 2004

	11.1	—	Computation of Per Share Earnings

	31.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

	32.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

A report on Form 8-K Current report was filed with the SEC on April 14, 2004 in connection with the press release dated April 13, 2004 reporting changes to the Company and Investment Profile dated April 2004.

A report on Form 8-K Current report was filed with the SEC on May 18, 2004 in connection with the press release dated May 13, 2004 reporting the Company’s first quarter results and the press release dated May 18, 2004 announcing the adoption of Financial Accounting Standards Board relating to Interpretation No. 46, as revised, “Consolidation  of Variable Interest Entities” and the increase of its existing revolving bank credit facility by $5 million to $45 million.

A report on Form 8-K Current report was filed with the SEC on June 15, 2004 in connection with the press release dated June 14, 2004 reporting changes to the Company and Investment Profile dated June 2004.

A report on Form 8-K Current report was filed with the SEC on July 27, 2004 in connection with the letter filed with the Chief Accountant of the SEC regarding the Company’s conclusions of the application of FIN 46R.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

August 16, 2004	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)