Form 10-Q
period 2004-09-30
CARRIAGE SERVICES INC
filed 2004-11-12
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of November 5, 2004 was 17,906,328.

CARRIAGE SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004 (unaudited)

Consolidated Statements of Operations for the Three Months ended September 30, 2003 and 2004 and Nine Months ended September 30, 2003 and 2004 (unaudited)

Consolidated Statements of Comprehensive Income for the Nine Months ended September 30, 2003 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2004 (unaudited)

Condensed Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,024	$2,296
Accounts receivable —
Trade, net of allowance for doubtful accounts of $1,370 in 2003 and $1,084 in 2004	15,564	12,198
Other	505	448
	16,069	12,646
Inventories and other current assets	9,797	11,536
Total current assets	27,890	26,478

Preneed receivables and trust investments:
Cemetery	—	66,485
Funeral	—	50,021
Receivable from funeral trusts	73,706	18,825
Preneed cemetery merchandise and service trust funds	48,237	—
Property, plant and equipment, at cost, net of accumulated depreciation of $35,671 in 2003 and $39,260 in 2004	110,964	105,159
Cemetery property, at cost	64,124	63,374
Goodwill	159,672	157,139
Deferred charges and other non-current assets	54,324	41,947
Cemetery perpetual care trust investments	—	30,941
Total assets	$538,917	$560,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,911	$20,667
Current portion of senior long-term debt and capital leases obligations	24,400	3,606
Total current liabilities	47,311	24,273

Senior long-term debt, net of current portion	105,575	107,274
Convertible junior subordinated debentures due in 2029 to an affiliated trust	—	93,750
Obligations under capital leases, net of current portion	5,504	5,453
Distributions payable on convertible preferred securities	3,876	—
Deferred interest on convertible junior subordinated debentures	—	9,092
Deferred cemetery revenue	99,108	48,033
Deferred preneed funeral contracts revenue	81,286	32,017
Non-controlling interests in funeral and cemetery trust investments	—	98,048
Total liabilities	342,660	417,940

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	—	31,811
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,327	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,545,000 and 17,835,000 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	175	178
Contributed capital	186,679	187,768
Accumulated deficit	(80,290)	(76,539)
Deferred compensation	(634)	(789)
Total stockholders’ equity	105,930	110,618
Total liabilities and stockholders’ equity	$538,917	$560,369

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Revenues, net
Funeral	$26,267	$26,582	$83,430	$85,055
Cemetery	8,818	9,385	26,335	29,087
	35,085	35,967	109,765	114,142
Costs and expenses
Funeral	20,293	20,481	62,096	63,113
Cemetery	6,800	7,354	19,437	22,304
	27,093	27,835	81,533	85,417
Gross profit	7,992	8,132	28,232	28,725
General and administrative expenses	2,544	2,748	7,488	7,976
Operating income	5,448	5,384	20,744	20,749
Interest expense	4,348	4,178	13,358	12,959
Other (income) expense	33	423	(35)	(468)
Total interest and other (income) expense	4,381	4,601	13,323	12,491

Income from continuing operations before income taxes	1,067	783	7,421	8,258
Provision for income taxes	400	294	2,783	3,096
Net income from continuing operations	667	489	4,638	5,162
Discontinued operations
Operating income from discontinued operations	27	29	396	289
Gain on sales and (impairments) of discontinued operations	259	1,039	499	(2,011)
Income tax provision (benefit)	107	400	335	(310)
Income (loss) from discontinued operations	179	668	560	(1,411)
Net income	$846	$1,157	$5,198	$3,751

Basic earnings (loss) per common share
Continuing operations	$0.04	$0.03	$0.27	$0.29
Discontinued operations	$0.01	$0.03	$0.03	$(0.08)
Net income	$0.05	$0.06	$0.30	$0.21
Diluted earnings (loss) per common share
Continuing operations	$0.04	$0.03	$0.26	$0.28
Discontinued operations	$0.01	$0.03	$0.03	$(0.07)
Net income	$0.05	$0.06	$0.29	$0.21
Weighted average number of common and common equivalent shares outstanding:
Basic	17,496	17,834	17,409	17,751
Diluted	17,832	18,281	17,752	18,226

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	For the nine months ended September 30,
	2003	2004

Net income	$5,198	$3,751

Other comprehensive income:
Unrealized gain on interest rate swaps	165	—
Amortization of accumulated unrealized loss on interest rate swap	166	—
Related income tax provision	(66)	—
Total other comprehensive income	265	—

Comprehensive income	$5,463	$3,751

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net income from continuing operations	$4,638	$5,162
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation	5,006	5,290
Amortization	3,159	3,701
Provision for losses on accounts receivable	1,056	1,820
Net gain on sale of business assets	(614)	(963)
Stock-related compensation	245	374
Loss on sale of trust investments	—	235
Deferred income taxes	2,782	3,095
Other	3	502
Changes in assets and liabilities, net of effects from dispositions
Decrease (increase) in accounts receivable	1,043	(891)
Decrease (increase) in inventories and other current assets	21	(753)
(Increase) in deferred charges and other	(498)	(133)
(Increase) in preneed funeral and cemetery costs	(2,733)	(3,872)
(Increase) in preneed trust investments	(3,402)	(1,040)
(Decrease) in accounts payable and accrued liabilities	(3,759)	(2,685)
Increase in deferred preneed revenue	1,382	1,462
Increase in deferred interest on convertible junior subordinated debentures	1,650	5,216
Net cash provided by operating activities of continuing operations	9,979	16,520
Net cash provided by operating activities of discontinued operations	278	653
Net cash provided by operating activities	10,257	17,173

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	1,083	3,760
Cost adjustments related to acquisitions	1,500	—
Capital expenditures	(5,012)	(3,448)
Net cash provided by (used in) investing activities of continuing operations	(2,429)	312
Net cash provided by (used in) investing activities of discontinued operations	1,045	(62)
Net cash provided by (used in) investing activities	(1,384)	250

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(2,500)	7,500
Payments on senior long-term debt and obligations under capital leases	(6,566)	(24,897)
Proceeds from issuance of common stock	461	466
Payment of deferred debt charges and other	(618)	—
Net cash used in financing activities of continuing operations	(9,223)	(16,931)
Net cash used in financing activities of discontinued operations	(161)	(220)
Net cash used in financing activities	(9,384)	(17,151)

Net increase (decrease) in cash and cash equivalents	(511)	272
Cash and cash equivalents at beginning of period	2,702	2,024
Cash and cash equivalents at end of period	$2,191	$2,296

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              BASIS OF PRESENTATION

(a)  The Company

Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of September 30, 2004, the Company owned and operated 137 funeral homes and 30 cemeteries in 28 states.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)  Interim Condensed Disclosures

The information for the three and nine month periods ended September 30, 2003 and 2004 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2003 in this report have been reclassified to conform to current year presentation.

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

2.              RECENT ACCOUNTING PRINCIPLES

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which the Company recognizes and reports revenues.

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

Impairment of Investments

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary. EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The adoption of the measurement and recognition provisions is not expected to have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

3.              ASSETS HELD FOR SALE

In the second quarter of 2004, the Company identified three funeral home businesses to be sold. Unique circumstances that developed during the second quarter influenced decisions to sell rather than operate the three businesses. The carrying value of the assets of two of those businesses had been reduced in the second quarter to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $3.1 million, a substantial portion of which related to specifically identified goodwill. The fair value less estimated costs to sell for the third business was determined to be greater than its carrying value. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. During July 2004, the Company closed on the sales of two of the three funeral home businesses. Those sales transactions generated net cash proceeds totaling $2.5 million and a gain of approximately $1.0 million. In the third quarter of 2004, the Company identified another funeral home to be sold due to similar circumstances. The fair value less estimated costs to sell for this business was determined to be greater than its carrying value. At September 30, 2004, assets and liabilities associated with the remaining two funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

Assets:
Current assets	$47
Property, plant and equipment, net	698
Deferred charges and other assets	189
Total, included in inventories and other current assets	$934

Liabilities:
Current liabilities	9
Total, included in accounts payable and accrued liabilities	$9

The operating results of the four funeral home businesses held for sale, as well as the impairment charges and gains on disposal are presented in the discontinued operations section, along with the income tax effect, in the consolidated statements of operations on a comparative basis. Likewise, the operating results and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004

Funeral revenues	$616	$265	$2,509	$1,474

Operating income	$27	$29	$396	$289

In October 2004, the Company closed on the sale of the third funeral home business which generated net cash proceeds totaling $0.8 million.

4.  PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed cemetery receivables and trust investments

Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the property interment rights, merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at September 30, 2004 are as follows (in thousands):

Trust assets	$52,714
Receivables from customers, excluding current portion, net	17,147
Unearned finance charges	(3,376)
Preneed cemetery receivables and trust investments	$66,485

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

The cost and market values associated with cemetery preneed trust assets at September 30, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature. Net unrealized gains increased $0.1 million for the three months ended September 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$5,276	$—	$—	$5,276
Fixed income securities:
U.S. Treasury	1,150	39	(3)	1,186
U.S. Agency obligations	2,952	52	(16)	2,988
State obligations	11,986	335	(39)	12,282
Corporate	3,277	115	(8)	3,384
Equity securities:
Common stock	10,735	1,990	(258)	12,467
Mutual funds:
Equity	9,604	426	(62)	9,968
Fixed income	4,863	88	(23)	4,928

Trust investments	$49,843	$3,045	$(409)	$52,479

Accrued net investment income	$235			235

Trust assets				$52,714

Market value as a percentage of cost				105.8%

Preneed funeral receivables and trust investments

Preneed funeral receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables related to contracts sold in advance of when the services or merchandise is needed. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at September 30, 2004 are as follows (in thousands):

September 30, 2004

Trust assets, net	$45,334
Receivables from customers, net	4,687

Preneed funeral receivables and trust investments	$50,021

The cost and market values associated with funeral preneed trust assets at September 30, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.  Net unrealized gains increased $0.3 million for the three months ended September 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$12,669	$—	$—	$12,669
Fixed income securities:
U.S. Treasury	2,593	18	(5)	2,606
U.S. Agency obligations	200	—	—	200
State obligations	1,953	125	—	2,078
Corporate	1,576	71	(4)	1,643
Equity securities:
Common stock	3,109	254	(74)	3,289
Mutual funds:
Equity	5,847	443	(135)	6,155
Fixed income	16,673	101	(80)	16,694

Trust investments	$44,620	$1,012	$(298)	$45,334

Market value as a percentage of cost				101.6%

Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized as of September 30, 2004.

Cemetery perpetual care trust investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. As a result of the implementation of FIN 46, the Company has consolidated the perpetual care trust funds with a corresponding amount as Non-controlling interests in perpetual care trusts. Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2004 are detailed below (in thousands).  The cost basis of the cemetery perpetual care trust investments below reflects an other than temporary decline in the trust assets of $117,000 at September 30, 2004.  The Company believes the unrealized losses related to the trust investments totaling $362 are temporary in nature.  Net unrealized gains increased $0.1 million for the three months ended September 30, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$3,849	$—	$—	$3,849
Fixed income securities:
U.S. Treasury	2,146	46	(2)	2,190
U.S. Agency obligation	5,505	55	(31)	5,529
State obligations	1,420	—	—	1,420
Corporate	3,048	160	(7)	3,201
Equity securities:
Common stock	8,308	1,046	(261)	9,093
Mutual funds:
Equity	1,910	79	(36)	1,953
Fixed income	3,483	46	(25)	3,504
Other assets	50	—		50

Trust investments	$29,719	$1,432	$(362)	$30,789

Accrued net investment income	$152			152

Trust assets				$30,941

Market value as a percentage of cost				103.7%

Receivable from Funeral Trusts

The receivable from funeral trusts at September 30, 2004 represent assets in commingled trusts in which the Company does not have a controlling financial interest in the trust assets. The Company accounts for these investments at cost.

Trust Investment Security Transactions

Investment security transactions included in Other income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004 are as follows (in thousands):

	Three months ended September 30, 2004	Nine months ended September 30, 2004

Investment income	$1,068	$1,955
Realized gains	208	262
Realized losses	(359)	(654)
Expenses	(232)	(434)
Increase in non-controlling interests in trust investments	(685)	(1,129)
	$—	$—

5.              CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. We changed our method of accounting for preneed funeral contracts secured by insurance at March 31, 2004 because we concluded that they are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have eliminated amounts relating to such preneed funeral contracts along with the corresponding deferred revenue from our consolidated balance sheet. The elimination of these amounts had no impact on our consolidated stockholders’ equity, results of operations or cash flows.

The preneed funeral contracts secured by insurance totaled $160.1 million at September 30, 2004.  The effect of the elimination of these amounts on our previously issued balance sheet at December 31, 2003 is as follows (in thousands):

December 31, 2003

Total assets as previously reported	$699,611
Elimination of preneed contracts secured by insurance	(160,694)
Total assets as revised	$538,917

Total liabilities as previously reported	$503,354
Elimination of deferred revenue	(160,694)
Total liabilities as revised	$342,660

6.              NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

The components of Non-controlling interests in funeral and cemetery trusts and Non-controlling interests in perpetual care trusts as of September 30, 2004 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total Preneed	Cemetery Perpetual Care

Trust assets, at market value	$45,334	$52,714	$98,048	$30,941
Pending withdrawals of income	—	—	—	(705)
Debt due to a perpetual care trust	—	—	—	1,123
Pending deposits	—	—	—	452
	$0	$0	$0	$870

Non-controlling interests	$45,334	$52,714	$98,048	$31,811

7.              MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues:
Nine months ended September 30, 2004	$85,055	$29,087	$—	$114,142
Nine months ended September 30, 2003	83,430	26,335	—	109,765

Income from continuing operations before income taxes:
Nine months ended September 30, 2004	$23,230	$6,630	$(21,602)	$8,258
Nine months ended September 30, 2003	19,988	6,956	(19,523)	7,421

Total assets:
September 30, 2004	$346,793	$201,850	$11,726	$560,369
December 31, 2003	361,206	167,747	9,964	538,917

8.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure as required for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended September 30,
	2003	2004

Cash paid for interest and financing costs	$13,628	$9,071

Cash paid for income taxes	$54	$114

Restricted cash investing and financing activities:

Proceeds from the sale of available for sale securities of the funeral and cemetery trusts		$15,743

Purchase of available for sale securities of the funeral and cemetery trusts		$14,783
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests		513

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net income available to common stockholders:
As reported	$846	$1,157	$5,198	$3,751
Pro forma	$723	$1,070	$4,829	$3,490

Net income per share available to common stockholders:
Basic
As reported	$0.05	$0.06	$0.30	$0.21
Pro forma	$0.04	$0.06	$0.28	$0.20
Diluted
As reported	$0.05	$0.06	$0.29	$0.21
Pro forma	$0.04	$0.06	$0.27	$0.19

10. DEBT

In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million unsecured revolving credit facility that matures in March 2006. In May 2004, Carriage exercised the option within its existing bank credit facility to increase the available commitment by $5 million to $45 million. The two existing banks proportionately increased their commitments under the arrangement. Interest is payable at either the prime rate or LIBOR at the option of the Company. Currently, the LIBOR option is set at LIBOR plus 275 basis points. The margin above LIBOR can vary from 200 basis points to 300 basis points in the future with changes in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement. The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The credit facility reduces by $8.4375 million in March 2005 and by an additional $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets.  In order to comply with the conditions of the new credit facility, the Company began deferring interest payments on the $93.75 million of convertible junior subordinated debentures payable to its affiliated trust, Carriage Services Capital Trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust are deferred for at least the term of the new credit facility beginning with the September 1, 2003 payment. At September 30, 2004, $15.3 million was available under the credit facility.

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

11.       OTHER (INCOME) EXPENSE

The following table describes the components of other (income) expense of the Company for the nine months ended September 30, 2003 and 2004 (amounts in thousands):

	Nine months ended September 30, 2003		Nine months ended September 30, 2004
	Amount	Diluted EPS impact	Amount	Diluted EPS impact

Net gains from the disposition of business assets	$(614)	$(0.02)	$(963)	$(0.03)
Early termination of lease obligation	432	0.02	—	—
Loss on early extinguishment of debt	147	0.00	—	—
Write off of software development costs	—	—	495	0.02
	$(35)	$0.00	$(468)	$(0.01)

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

(10) Our projections for 2004 include adjustments to earnings and cash flow for estimated disposition activity. Several important factors may affect the timing and our ability to consummate dispositions.

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

OVERVIEW

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells real estate (grave sites and mausoleums) and related merchandise such as markers and memorials. As of September 30, 2004, we operated 137 funeral homes and 30 cemeteries in 28 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

Factors affecting our funeral operating results include the number of deaths in the markets we serve; whether we gain or lose market share relative to our competitors in the markets where we operate; the price at which we sell our services and merchandise; and the cost of providing services, primarily the salaries and benefits expense related to our professional and support staff, and the cost of merchandise. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 35% of the average revenue earned from a traditional burial service. Funeral homes have a high fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.

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

The cemetery operating results are affected by the size and success of our sales organization because approximately 50% of our cemetery revenues relate to sales of grave sites and mausoleums and related merchandise before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 7% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our business strategy also focuses on increasing operating cash flow and improving our financial condition by paying down debt which should lower our interest expense and improve our credit profile. We do not expect the execution of our business strategy will require significant investments of new capital in the near future. However, the Company will likely seek to access the capital markets over the next two years to refinance or repay maturing debt.

Net income for the third quarter of 2004 totaled $1.2 million, equal to $0.06 per diluted share as compared to net income of $0.8 million for the third quarter of 2003, or $0.05 per diluted share. The variance in net earnings between the two periods was primarily due to gains totaling $1.0 million from the sales of two businesses during the third quarter of 2004, equal to $0.03 in diluted earnings per share. Net income from continuing operations decreased for the quarter on a year-over-year basis by $0.2 million, equal to $0.01 per diluted earnings per share. However, the 2004 period was significantly impacted by two factors: (1) our decision to change vendors for a new cemetery system, which resulted in writing off capitalized costs totaling $0.5 million, and (2) property damage resulting from the recent hurricanes in Florida, which resulted in $0.3 million for uninsured losses.

Net income totaled $3.8 million for the first nine months of 2004, or $0.21 per diluted share as compared to $5.2 million for the first nine months of 2003, or $0.29 per diluted share. The comparability of the two nine-month periods is affected by the results of discontinued operations, which included pre-tax impairment charges totaling $3.1 million, equal to $0.12 per diluted share during 2004. Net income from continuing operations on a year to date basis increased 11.3 percent to $5.2 million, equal to $0.29 per diluted share on the strength of comparatively higher revenues and profitability in the funeral segment during the first quarter of 2004.

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

Stock Compensation Plans

The Company has four stock incentive plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations.  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the nine months ended September 30, 2003 and 2004, net income for those periods would have been lower by approximately $0.4 and $0.3 million, respectively.

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

ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued, as revised, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46. The implementation of FIN 46 has affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which we recognize and report revenues.

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

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investment in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise, are allocated to deferred revenues.

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

Also, the Company was required to deconsolidate Carriage Services Capital Trust (the “Trust”), a trust established in 1999 to issue the TIDES. The Company’s obligation to the Trust consists of convertible junior subordinated debentures. The preferred securities issued by the Trust were previously classified as temporary equity in the consolidated balance sheet. As a result of deconsolidating the Trust, the Company will report its obligation to the Trust, the convertible junior subordinated debentures, as a long-term liability. The reclassification of the amount ($93.75 million) has no effect on net income or on the Company’s covenants with its senior lenders as the obligations to the Trust are not classified as indebtedness for purposes of calculating such ratios as indebtedness to total capitalization. The subordinated debentures possess substantial characteristics of equity as discussed in the following Liquidity and Capital Resources section.

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

In the second quarter of 2004, Carriage identified three funeral home businesses to be sold. Unique circumstances that developed during the second quarter influenced decisions to sell rather than operate the businesses. Management compared the Company’s current carrying amount in each of these businesses to the estimated fair value less cost to sell and recorded impairment charges totaling $3.1 million related to two of those businesses. During July 2004, the Company closed on the sales of two of those three funeral home businesses. In the third quarter of 2004, the Company identified another funeral home to be sold due to similar circumstances. The fair value less estimated costs to sell for this business was determined to be greater than its carrying value. Additionally, the operating results of these businesses have been presented on a comparative basis, along with the impairment charges, in the discontinued operations section of the income statement. Likewise, the operating results and gains and losses from businesses sold in the prior year have been similarly reported for comparability.

In October 2004, the Company closed on the sale of the third funeral home business which generated net cash proceeds totaling $0.8 million.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2003 and 2004. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2004.  For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.

Three months ended September 30, 2003 compared to three months ended September 30, 2004 (dollars in thousands):

	Three months ended September 30,		Change
	2003	2004	Amount	Percent

Total same-store revenue	$26,129	$26,418	$289	1.1%

Sold or discontinued	423	37	(386)	*
Preneed insurance commissions revenue	331	392	61	18.4%
Total net revenues	$26,883	$26,847	$(36)	(0.1)%

Gross profit:
Same-store	$5,655	$5,747	$92	1.6%
Sold or discontinued	15	(9)	(24)	*
Preneed insurance commissions revenue	331	392	61	18.4%
Total gross profit	$6,001	$6,130	$129	2.1%

* not meaningful

Nine months ended September 30, 2003 compared to nine months ended September 30, 2004 (dollars in thousands):

	Nine months ended September 30,		Change
	2003	2004	Amount	Percent

Total same-store revenue	$82,673	$84,641	1,968	2.4%

Sold or discontinued	2,009	853	(1,156)	*
Preneed insurance commissions revenue	1,257	1,035	(222)	(17.7)%
Total net revenues	$85,939	$86,529	590	0.7%

Gross profit:
Same-store	$20,188	$21,009	821	4.1%
Sold or discontinued	285	187	(98)	*
Preneed insurance commissions revenue	1,257	1,035	(222)	(17.7)%
Total gross profit	$21,730	$22,231	501	2.3%

* not meaningful

Funeral same-store revenues for the three months ended September 30, 2004 increased 1.1 percent when compared to the three months ended September 30, 2003, as we experienced a decrease of 2.5 percent in the number of contracts and an increase of 3.6 percent to $4,908 in the average revenue per contract for those existing operations.  Cremation services represented 31.0 percent of the number of funeral services during the third quarter of 2004 compared to 30.1 percent in the third quarter of 2003.  The average price of Carriage’s cremation services increased 3.5% compared to the third quarter of 2003 at $2,398.

Total funeral same-store gross profit for the three months ended September 30, 2004 increased $0.1 million from the comparable three months of 2003, and as a percentage of funeral same-store revenue, increased from 22.3 percent to 22.8 percent.  We achieved positive operating leverage because the casket and other merchandise costs, as a percentage of revenues, and the field operating costs were virtually unchanged compared to the prior year third quarter.

Funeral same-store revenues for the nine months ended September 30, 2004 increased $2.0 million, or 2.4 percent, when compared to the nine months ended September 30, 2003, as we experienced a decrease in the number of services of 19, or 0.1 percent, and an increase of 2.5 percent in the average revenue per service for those existing operations.

Total funeral same-store gross profit for the nine months ended September 30, 2004 increased $0.8 million, or 4.1 percent from the comparable nine months of 2003, primarily in conjunction with the increase in same-store revenues given the predominately fixed cost structure of our businesses. Funeral costs and expenses remained constant from the first nine months of 2003.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2004:

Three months ended September 30, 2003 compared to the three months ended September 30, 2004 (dollars in thousands)

	Three months ended September 30,		Change
	2003	2004	Amount	Percent

Total net revenues	$8,818	$9,385	$567	6.4%

Total gross profit	$2,018	$2,031	$13	0.6%

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2004 (dollars in thousands)

	Nine months ended September 30,		Change
	2003	2004	Amount	Percent

Total net revenues	$26,335	$29,087	$2,752	10.5%

Total gross profit	$6,898	$6,783	$(115)	(1.7)%

No cemetery businesses were acquired or sold during the comparable periods.

Cemetery net revenues for the three months ended September 30, 2004 increased $0.6 million, or 6.4 percent, compared to the three months ended September 30, 2003 because of increased deliveries of merchandise and services.  Cemetery net revenues in the prior year quarter were positively impacted by approximately $0.5 million of previously sold but unrecognized entombment rights upon completion of mausoleum construction compared to none in the current year quarter. Financial revenues (trust earnings and finance charges on installment contracts) declined $0.1 million compared to the third quarter of the prior year, in part due to lower earnings on the perpetual care trust funds.

Total cemetery gross profit for the three months ended September 30, 2004 remained constant from the comparable three months of 2003.  Cemetery gross profit as a percentage of revenues decreased from 22.9 percent to 21.6 percent because the product revenue mix changed to a higher proportion of merchandise and services (as opposed to property) which has a lower profit margin. Additionally, we experienced higher costs related to our facilities and grounds, primarily due to higher property taxes, insurance and utilities. We also experienced an increase of $0.3 million in bad debt expense compared to the prior year quarter.

Cemetery net revenues for the nine months ended September 30, 2004 increased $2.8 million, or 10.5 percent, over the nine months ended September 30, 2003, and cemetery gross profit decreased $0.1 million over the comparable nine months of 2003. Total gross margin decreased from 26.2 percent for the nine months ended September 30, 2003 to 23.3 percent for the nine months ended September 30, 2004 due to higher sales discounts, bad debts and facilities and grounds costs.

Other.  General and administrative expenses increased $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2004 primarily because the 2004 periods include higher depreciation on computer and software additions during the last twelve months and professional fees, a large portion of which related to compliance with the Sarbanes-Oxley Act of 2002.

Interest expense for the three month period ended September 30, 2004 declined $0.2 million, or 4.0 percent, compared to the three month period ended September 30, 2003, and interest expense for the nine month period ended September 30, 2004 declined $0.4 million, or 3.0 percent, compared to the nine month period ended September 30, 2003.  While the debt outstanding has decreased by approximately $23.4 million, or 16.8 percent, since the third quarter 2003, we are not reporting as significant a decrease in interest expense because the current year expense is negatively impacted by higher loan fees and compound interest on the deferred distributions on the convertible junior subordinated debentures.

Included in Other expense for the three month period is a pretax charge of $0.5 million to write off capitalized costs of a cemetery accounting system development project that the Company terminated. The remainder of the category consists of a gain of $0.1 million related to the sale of a tract of real estate. Proceeds from the sale of excess real estate totaled approximately $0.4 million.

Income Taxes.   The Company recorded income taxes at the effective rate of 37.5 percent for continuing operations for the three and nine months ended September 30, 2003 and 2004, respectively.

The Company has net operating loss carryforwards totaling approximately $20.6 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $2.3 million at September 30, 2004, representing an increase of $0.3 million from December 31, 2003. It is Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  For the nine months ended September 30, 2004, cash provided by operating activities was $17.2 million as compared to $10.3 million for the nine months ended September 30, 2003. The current year period benefited from the deferral of interest payments in the amount of $5.2 million on the convertible junior subordinated debentures compared to $1.7 million in the prior year period.  Cash provided by investing activities was $0.3 million for the nine months ended September 30, 2004 compared to cash used in the amount of $1.4 million for the first nine months of 2003.  Cash used for capital expenditures declined $1.6 million from the 2003 period.

The Company’s senior debt at September 30, 2004 totaled $116.3 million and consisted of $73.1 million in notes payable to insurance companies, a $45 million revolving line of credit ($28.6 million outstanding at September 30, 2004) and $14.6 million in acquisition indebtedness and capital lease obligations.  The $73.1 million in senior notes to insurance companies are unsecured, mature in tranches of $51.8 million in 2006 and $21.3 million in 2008 and bear interest at the fixed rates of 7.96% and 8.06%, respectively. Additionally, $1.1 million in letters of credit have been issued from the credit facility and are outstanding at September 30, 2004.

Carriage has a $45 million unsecured revolving credit facility that matures in March 2006 which should be sufficient for the Company to meet its working capital needs.  Interest is payable at either prime rate or LIBOR at the Company’s option. Currently, the LIBOR option is set at LIBOR plus 275 basis points. The margin above LIBOR can vary from 200 basis points to 300 basis points in the future with changes, if any, in Carriage’s debt to EBITDA ratio, as defined by the credit agreement. The credit facility reduces by $8.4375 million in March 2005 and by $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the bank’s pro-rata share of proceeds from disposition of assets.  As of September 30, 2004, the Company’s debt to total capitalization, as defined by the credit facility which excludes the convertible junior subordinated debentures payable to the affiliate trust, was 36.3 percent as compared to 40.8 percent at December 31, 2003.

The Company’s convertible junior subordinated debentures at September 30, 2004 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029.Substantially all the assets of the Trust consist of the convertible junior subordinated debentures of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES).  The rights of the debentures are functionally equivalent to those of the TIDES.  When issued in 1999, the conversion price was at a premium to the then-existing trading price of the Common Stock. The expectation was that holders would convert the TIDES into Common Stock well before their maturity in 2029, when the Company’s performance and improving conditions in the death care industry resulted in an appreciated stock price.  As a result of deteriorating conditions in the industry and the Company’s actual performance in the preceding four years, the TIDES have been trading substantially below their par value, which we believe to be a reflection of the valuation and prospects of the Company’s common stock.  In our view, the debentures have a predominance of equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt), such as:

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

The convertible junior subordinated debentures payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company, in complying with the conditions of the credit facility, began deferring interest payments on the subordinated debentures payable to the Company’s affiliated trust. As a result, cash distributions on the TIDES are deferred and recorded as a liability for at least the term of the new credit facility beginning with the September 1, 2003 payment.  The condition was imposed by the lenders to ensure that the Company had sufficient available borrowings under the credit facility to retire the Series A maturities of the senior notes payable to insurance companies in July 2004 and to accommodate the two commitment reductions in 2005.

On July 30, 2004, the Company drew on its $45 million revolving bank credit facility to pay off the outstanding principal and interest on its Series A Senior Notes. The Company intends to use the cash savings from the deferral of the interest payments and cash flow from operations to repay borrowings under the unsecured credit facility.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company is prohibited from repurchasing any of its common stock under the terms of our credit agreements.

Issuance of Unregistered Securities

Carriage has an adopted compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned.  On July 6, 2004, Carriage issued 2,995 shares of its common stock to three of its directors who elected to receive their fees in equity compensation.  No underwriter was used in connection with this issuance.  Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

Item 6.       Exhibits

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

CARRIAGE SERVICES, INC.

November 12, 2004	/s/ Joseph Saporito
Date	Joseph Saporito,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)