Form 10-K
period 2004-12-31
CARRIAGE SERVICES INC
filed 2005-03-30
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                 Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2004

☐                 Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number: 1-11961

CARRIAGE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Saint James Place, 4th Floor, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.01 Par Value Series G Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
(Title Of Class)	(Name of Exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $74.93 million based on the closing price of $5.04 per share on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock, $.01 par value per share outstanding as of March 15, 2005 was 17,969,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered in connection with the 2005 annual meeting of stockholders are incorporated in Part III of this Report.

CAUTIONARY NOTE

This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future.  Such statements typically are identified by terms expressing our future expectations or projections of revenues, earnings, earnings per share, cash flow, market share, capital expenditures, effects of operating initiatives, gross profit margin, debt levels, interest costs, tax benefits and other financial items.  All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected.  Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Forward-Looking Statements” in Item 7.  Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

PART I

ITEM 1.  BUSINESS

GENERAL

We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2004, we operated 135 funeral homes in 28 states and 30 cemeteries in 12 states. For the year ended December 31, 2004, we had revenues of $150.2 million and earnings from continuing operations of $11.0 million. We primarily serve suburban markets and believe we are a market leader (first or second) in most of those markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.

Our operations are divided into two business segments:

•                  Funeral Home Operations.  Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•                  favorable demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•                  establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•                  effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•                  controlling salary and merchandise costs; and

•                  exercising pricing leverage related to our at-need business to increase average revenues per contract.

•                  Cemetery Operations.  Cemeteries are primarily a sales business that provides interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the success of our sales organization because approximately 36% of our cemetery revenues during the year ended December 31, 2004 was generated from preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of such preneed sales. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 8% of our cemetery revenues during the year ended December 31, 2004 was attributable to investment earnings on trust funds and finance charges on installment contracts.

Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. Our operating model emphasizes:

•                  decentralized management of our local businesses;

•                  financial and operational standards based upon drivers of success of our best businesses;

•                  variable compensation that rewards our funeral home managers as if they are owners;

•                  finding, developing and retaining the best people in our industry; and

•                  information technology designed to support local business and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.

Our near-term objectives for 2005 and 2006 include:

•                  continuing to improve our operating and financial performance by executing our “Being the Best” funeral operating model and implementing a similar operating model in our cemetery segment;

•                  increasing our profitability and cash flow, and continuing to improve our credit profile;

•                  initiating a disciplined acquisition program of funeral businesses that match a profile based on our Being the Best standards.

Our longer-term objectives over the next five years include:

•                  continuous improvement and portfolio optimization driven by our Being the Best operating model;

•                  increasing market share and profitability;

•                  formalizing and fully implementing a disciplined acquisition program; and

•                  raising equity proceeds to enhance our capital structure and support our growth strategy as appropriate opportunities arise.

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

Death Rates

Death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. From 2001 to 2003, death rates deviated from this long-term trend by declining year-over-year for a three-year period, which is the first time year-over-year declines occurred since the mid-1970s. The death rate for 2004 was flat compared to 2003.  Despite this recent trend, the number of deaths per year in the United States is expected to increase from 2.4 million in 2004 to 2.6 million in 2010 according to the United States Bureau of the Census. In addition, the segment of the United States population over 65 years of age is expected to increase by over 13% from 34.9 million in 2000 to 39.6 million in 2010.

Cremation

In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 10% of the U.S. burial market in 1980 and approximately 28% in 2002. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of remains.

Highly Fragmented Ownership

We estimate that there are approximately 22,000 funeral homes and 10,000 cemeteries in the United States, and that the domestic funeral service industry generated approximately $15 billion of revenue in 2003. The four largest public operators of both funeral homes and cemeteries in the United States are Service Corporation International, Alderwoods Group (formerly known as The Loewen Group), Stewart Enterprises, and Carriage Services. We believe these four companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. During most of the 1990s, there was a trend toward independent firms consolidating with public operators. However, few acquisitions have occurred since 1999 and there have been a number of independent entrants in local markets. As a result, the industry continues to be characterized by a large number of locally-owned, independent businesses.

Heritage and Tradition

Death care businesses have traditionally been family-owned businesses that have built a local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. Given the sensitive nature of our business, we believe that relationships fostered at the local level build trust in the community and are a key driver of market share. While new entrants may enter any given market, the time and resources required to develop local heritage and tradition serve as important barriers to entry.

Deleveraging

Until 1999, the industry experienced consolidation of independent death care businesses by a few large, primarily publicly owned death care consolidators that sought to benefit from economies of scale, improved managerial control, more effective operating strategies and greater financial resources. From 2000 to 2004, these consolidators have been divesting selected properties and other assets, and using proceeds from such dispositions, together with free cash flow, to accelerate debt reduction. We expect the level of dispositions to substantially decline in the near-term and anticipate that some of the public consolidators may resume acquisition programs.

Preneed Marketing

In addition to at-need sales, we and certain other death care providers sell products and services on a preneed basis. Selling products and services on a preneed basis, if properly executed, provides a backlog of future revenue and enhances the heritage and market share of an established funeral home or cemetery. However, preneed sales lock in the revenue from future services at current prices and result in paying certain costs, such as sales commissions, at the time the preneed contract is originated.

BUSINESS STRATEGY

Implement Operating Initiatives

During the last four years, we and the other public consolidators have been restructuring our organizations and improving our financial condition, liquidity and balance sheets by reducing debt. During the second half of 2003, we implemented several significant changes in our funeral organization and operations to improve operating and financial results by growing market share and profitability. On January 1, 2004, we introduced a more decentralized and entrepreneurial financial operating model for our funeral homes. The execution of our Being the Best standards-based funeral operating model has resulted in operational improvements in our funeral segment during 2004. Those operational improvements include, among other things, improved showroom presentation and merchandising, achievement of higher prices per service and improved staffing and cost management.  Key elements of our overall business strategy include the following:

•             Decentralized Funeral Operating Model.  We believe that a decentralized operating model is best suited to grow market share and improve financial performance in the funeral industry. This new operating model focuses on key drivers of a successful funeral business, organized around three primary areas — market share, people, and operational and financial metrics. Successful execution of our new operating model is highly dependent on strong local leadership, entrepreneurial empowerment and corporate support. In order to align this model with financial performance across the organization, we developed a set of customized standards for each funeral business based on the financial results and attributes of our best properties, adjusting for size and percentage of cremations. Our managing partners participate in a variable bonus plan in which they earn a fixed percentage of their business’ earnings based upon the actual standards achieved. Under this new program, we believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.

•             Family Service Cemetery Operating Model.  We view our cemetery operations, which traditionally have been more sales-oriented, as a different business from our funeral operations, which are more service-oriented. We are focusing our efforts in our cemetery segment on building heritage among new client families. A principal initiative has been to emphasize property sales, which strengthen the ties between our cemeteries and these clients. We are also in the process of developing a standards-based operating model for our cemeteries. We expect to implement a limited operating model in 2005 and a fully developed standards-based model in 2006.

•             Presentation and Packaging of Services and Merchandise.  We believe packaging funeral services and merchandise offers both simplicity and convenience for our client families. Well-conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families concerning matters about which they do not have much knowledge during a very stressful and emotional time. We have entered into updated arrangements with four primary casket suppliers to support our strategy and control wholesale costs. We also anticipate that our packaging strategy will result in increased revenue per cremation service over time as more families select packages that provide services and merchandise. The percentages of funeral services conducted by us in which cremation was chosen as the manner in which to dispose of remains was 30% for the year ended December 31, 2003 and 31% for the year ended December 31, 2004. For the year ended December 31, 2004, approximately 63% of the number of our total cremation services were direct cremations (where no viewing, visitation, or merchandise is involved, although a memorial service may be held) and 37% included additional services and merchandise.

Preneed Funeral Sales Program.  We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. We emphasize insurance-funded contracts over trusted contracts in most markets, as insurance products allow us to earn commission income to improve our cash flow and offset a significant amount of the up-front costs associated with preneed sales. In addition, the cash flow and earnings from insurance contracts are more stable than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.

•             Decrease Overhead Costs.  We periodically perform targeted reviews of our systems and support services with the objective of improving effectiveness and decreasing overhead costs. We recently completed an upgrade of our funeral services system to improve its features and functions and expect to implement a cemetery system in mid-2005. We will continue to review and change corporate processes to improve efficiency and effectiveness.

•             Renewed Corporate Development Efforts.  We believe that our improved capital structure, resulting from the $130 million debt offering in January 2005, position us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our free cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our credit profile as we invest our cash flow into businesses that will contribute incremental revenues, earnings and cash flow. We will be applying the standards and practices established under our Being the Best operating model to qualify acquisition candidates, ensuring that they are a proper fit and can be readily integrated into our portfolio. Ideal candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. We will look to geographic areas that complement our existing markets, with a primary focus on suburban markets with growing populations of 100,000 or more, preferably in the Northeast and on the West Coast. We expect to give the most serious consideration to firms with at least 200 to 400 calls annually (or at least $1 million in annual revenue).

•             Improve Credit Profile Through Cash Flow and Debt Reduction. During 2004 we continued our focus on generating cash from our operations, managing capital expenditures and paying down debt to improve our credit profile.  The goal was to reaccess the markets to refinance the long term debt, $76.9 million of which was scheduled to mature in 2006.  Cash from operating activities totaled $24.2 million and capital expenditure totaled $5.7 million, the net of which ($18.5 million) along with proceeds from sales of assets and other items, allowed us to reduce long-term debt by $25 million in 2004.

•             Accessing Capital Markets.  In January 2005 we met our goal of reaccesssing the capital markets by completing an offering of $130 million in senior debt due in 2015 and bears interest of 7.785% per annum.  We used the net proceeds to pay off our senior debt.  This transaction extended the maturity of our senior debt and provides us more financial flexibility.

OUR STRENGTHS

Market Leader in Our Suburban and Rural Markets.  We are the fourth largest publicly traded death care company in the United States. Our operations are located in suburban and rural markets, where we primarily compete with smaller, independent operators with significantly less financial and managerial resources. Most of our suburban markets have populations of 100,000 or more. In over 70% of our funeral home markets, we believe that we are either first or second in local market share.

Partnership Culture.  Our funeral homes and cemeteries are managed by individuals with extensive death care experience, often within their local markets. Our funeral home managing partners have responsibility for day-to-day operations but are required to follow our Being the Best operating and financial standards. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture will be very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.

Flexible Capital Structure.  We believe that the capital structure we have had in place since mid-1999 has provided us with financial flexibility, which allowed us to focus our efforts on improving operations and our credit profile. Following the successful execution of our debt reduction initiatives using free cash flow primarily to pay down debt, we used the net proceeds from our debt offering in January 2005 to pay off our existing senior debt, which further improves our capital structure and financial flexibility.

After completion of the offering, we have four primary components in our capital structure:

•                  the $130 million senior notes issued in January 2005 which have a 2015 maturity;

•                  a revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•                  our convertible junior subordinated debenture payable to our affiliate trust, which has the ability to defer payments of interest, and a 2029 maturity; and

•                  our common stock.

Stable Cash Flow and Debt Reduction.  Since 2000, we have demonstrated the ability to generate stable cash flow and to repay debt with cash flow from operations and asset sales. We have also demonstrated an ability to manage capital expenditures to a consistent level. We have reduced senior debt and contingent obligations from previous acquisitions by $86.9 million, or 44%, from $197.2 million at December 31, 2000 to $110.3 million at December 31, 2004. Free cash flow (cash flow from operations less capital expenditures) for 2004 totaled $18.5 million, including the $7.0 million benefit from deferring interest payments on the subordinated debenture to affiliate.  We remain committed to using free cash flow to continue to improve our credit profile and to fund a selective growth strategy.

Strong Field-Level Operating Margins.  We believe that our field-level operating margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our standards-based operating model implemented at the beginning of 2004 will continue to yield positive improvement in our financial results.

Effective Management of Funeral Preneed Sales.  We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Because approximately 80% of our revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business.

Integrated Funeral Information Systems.  We have implemented sophisticated information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. All of our funeral homes are connected to our corporate headquarters, which allows us to monitor and assess critical operating and financial data in order to analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.

Proven Management Team.  Our senior management team, headed by Mel Payne for the last 13 years, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our successful recent efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best operating model will ensure this commitment at all levels of the organization.

OPERATIONS

We conduct our funeral and cemetery operations only in the United States. Our operations are divided into two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.

Funeral Home Operations

At December 31, 2004, we operated 135 funeral homes, including two funeral homes held for sale, in 28 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in service industries. See Note 17 to the consolidated financial statements for the year ended December 31, 2004, for segment data related to funeral home operations.

Our funeral homes offer a complete range of services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and worship, and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location and thereby reduces our transportation costs and inconvenience to the family.

Funeral homes are principally a service business that provides burial and cremation services and sells related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•             favorable demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•             leading market share positions supported by strong local heritage and relationships;

•             effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•             controlling salary and merchandise costs; and

•             exercising pricing leverage related to our at-need business to increase average revenues per contract.

Cemetery Operations

As of December 31, 2004, we operated 30 cemeteries, including one cemetery held for sale, in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 17 to the consolidated financial statements for the year ended December 31, 2004, for segment data related to cemetery operations.

Our cemetery products and services include interment services, the rights to interment in cemetery sites (including grave sites, mausoleum crypts and niches) and related cemetery merchandise such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise and perpetual care trusts.

Cemeteries are primarily a sales business. Our cemetery operating results are impacted by the success of our sales organization because approximately 36% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2004. An additional 17% of our 2004 cemetery revenues was from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of such preneed sales. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 8% of our cemetery revenues was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2004.

Preneed Programs

In addition to sales of funeral merchandise and services, cemetery interment rights and cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services, in accordance with prices prevailing at the time the contract is originated, rather than when the products and services are delivered. Preneed contracts permit families to eliminate issues of making death care plans at the time of need and allow input from other family members before the death occurs.

Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, are not recognized until the time the funeral service is performed. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors). Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies. The direct marketing commissions and costs incurred from the sale of preneed funeral contracts are deferred and amortized on an actuarial method to match the expected maturity of the preneed contracts.

In addition to preneed funeral contracts, we also offer “preplanned” funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Preplanned funeral arrangements permit a family to avoid issues of making death care plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at-need sale.

Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. We always receive an initial downpayment at the time the contract is signed in substantially all cases. The interest rates generally range between 12% and 14%. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services preneed contracts are also paid on an installment basis, but over a shorter term. Revenue is recorded when delivery has occurred. Costs related to generating the preneed contracts and delivery of the products and services are recognized concurrently with the related revenue. Allowances for customer cancellations and refunds are accrued at the date that the sale is recognized as revenue and periodically evaluated thereafter based upon historical experience.

Carriage sold 5,192 and 4,834 preneed funeral contracts during the years ended December 31, 2003 and 2004, respectively. At December 31, 2004, we had a backlog of 60,504 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during each of the last three years and during the twelve months ended December 31, 2004 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 50% of Carriage’s net cemetery revenues for both 2003 and 2004.

As of December 31, 2004, we employed a staff of 196 advance-planning and family service representatives for the sale of preneed products and services.

TRUST FUNDS AND INSURANCE CONTRACTS

We have established a variety of trusts in connection with our funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. We also use independent financial advisors to consult with us on investment policies and evaluate investment results.

Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. All preneed funeral sales are deferred until the service is performed. The trust fund income earned and any increase in insurance benefits are also deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. The related assets and deferred revenue are reflected on Carriage’s balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $231 million as of December 31, 2004.

We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, totaled approximately $53.1 million as of December 31, 2004.

In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund. The perpetual care trust balances totaled approximately $31.2 million at December 31, 2004.

For additional information with respect to our trusts, see Note 4 to the consolidated financial statements for the year ended December 31, 2004.

COMPETITION

The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States are Service Corporation International, Alderwoods Group (formerly known as The Loewen Group), Stewart Enterprises, Keystone North America and StoneMor Partners. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.

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

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal service and low-end pricing. We also face competition from companies that market products and related information over the Internet and non-traditional casket stores in certain markets. We have experienced relatively limited impact in our specific markets from these competitors to date.

REGULATION

Our funeral home operations are subject to substantial regulation by the Federal Trade Commission ( the “FTC”), as well as other federal, state and local agencies. Certain regulations contain minimum standards for funeral industry practices, require extensive price and other affirmative disclosures to the customer at the time of sale and impose mandatory itemization requirements for the sale of funeral products and services. The FTC has been reviewing the Trade Rule on Funeral Industry Practices (the “Funeral Rule”), which defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. At this time, the FTC has not proposed changes to the regulation.  We believe we are in substantial compliance with the Funeral Rule.

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the United States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

Our operations, including our preneed sales activities and the management and administration of preneed trust funds, are also subject to regulation, supervision and licensing under state laws and regulations. We believe that we are in substantial compliance with all such laws and regulations.

In accordance with the rules of the New York Stock Exchange, we submitted a Section 12(a) CEO Certification in 2004, which was not qualified in any manner.  In addition, in accordance with the rules, attached as Exhibits 31.1 and 31.2 are our CEO and CFO certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.

EMPLOYEES

As of December 31, 2004, we and our subsidiaries employed 1,814 employees, of whom 873 were full-time and 941 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. None of our employees or our subsidiaries’ employees is a member of a collective bargaining unit.

AVAILABLE INFORMATION

Our address is www.carriageservices.com. Available on this website under “Investor Relations-Investor Relations Menu – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”).

Also posted on our website, and available in print upon request, are charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on the Company’s website under the “Corporate Governance” section. Within the time period required by the SEC and the New York Stock Exchange, Inc., the Company will post on its website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.

ITEM 2.  PROPERTIES

At December 31, 2004, we operated 135 funeral homes and 30 cemeteries in 28 states. Carriage owns the real estate and buildings for 79% of our funeral homes and leases facilities for the remaining 21%. Carriage owns 25 cemeteries and operates five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2004. Eleven funeral homes are operated in combination with cemeteries. The 30 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 118,000 and 115,000 at December 31, 2003 and 2004, respectively. In addition, approximately 619 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

The following table sets forth certain information as of December 31, 2004, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	16	3	4	0
Connecticut	6	2	0	0
Florida	5	3	6	3
Georgia	3	0	0	0
Idaho	4	1	1	0
Illinois	1	5	1	0
Indiana	2	1	1	0
Iowa	2	0	0	0
Kansas	7	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	6	0	0	0
Michigan	4	0	0	0
Missouri	0	1	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	2	1	0	0
North Carolina	1	2	1	0
Ohio	4	3	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	11	0	6	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	106	29	25	5

(1)               The leases, with respect to these funeral homes, have remaining terms ranging from one to fifteen years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.

Carriage’s corporate headquarters occupy approximately 32,500 square feet of leased office space in Houston, Texas. At December 31, 2004, we operated 575 vehicles, of which 570 are owned and 5 are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Carriage’s Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

	High	Low
2003
First Quarter	$4.58	$3.20
Second Quarter	$4.10	$3.25
Third Quarter	$3.64	$2.99
Fourth Quarter	$3.75	$3.13

2004
First Quarter	$5.25	$3.72
Second Quarter	$5.50	$4.75
Third Quarter	$5.25	$4.31
Fourth Quarter	$5.10	$4.30

As of March 15, 2005, there were 17,969,000 shares of Carriage’s Common Stock outstanding. The Common Stock shares outstanding are held by approximately 290 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of the Common Stock.

We have never paid a cash dividend on our Common Stock.  Carriage currently intends to retain earnings to fund the growth and development of our business. Any future change in our policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings prospects of Carriage and any limitations imposed by lenders or investors, as well as other factors the Board of Directors may deem relevant.

Carriage has a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned.  On January 12, 2005, Carriage issued 10,288 shares of its common stock to three of its directors who elected to receive their fourth quarter 2004 fees in equity compensation.  No underwriter was used in connection with this issuance.  Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1993, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for Carriage that has been derived from the audited consolidated financial statements of Carriage as of and for each of the years ended December 31, 2000, 2001, 2002, 2003, and 2004. These historical results are not necessarily indicative of our future performance.

Our historical financial data included in the table below as of and for the years ended December 31, 2000 and 2001 is derived from our consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, which has ceased operations. The historical financial data included in the table below as of and for the years ended December 31, 2002, 2003 and 2004 is derived from our consolidated financial statements audited by KPMG LLP, independent registered public accounting firm.

We adopted FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin (ARB) No. 51” as of March 31, 2004. The adoption of FIN 46R resulted in the consolidation of funeral and cemetery merchandise and service, and perpetual care trusts in our consolidated balance sheet at fair value. We do not consolidate certain funeral trusts for which we do not absorb a majority of their expected losses and, therefore, are not considered a primary beneficiary of these funeral trusts under FIN 46R. The adoption of FIN 46R also resulted in the deconsolidation of Carriage Services Capital Trust, the issuer of TIDES preferred securities. Instead, we now report as a liability the junior subordinated debenture payable to the Trust. Amounts and balances prior to March 31, 2004 have not been restated to reflect the adoption of FIN 46R. The adoption of FIN 46R has not impacted our consolidated statements of operations or cash flows. Certain financial information has been restated from information presented in the Company’s Form 10-K for the year ended December 31, 2003. See notes 2 and 4 of Notes to Consolidated Financial Statements.

We adopted Statement of Financial Accounting’s Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) during 2004.  The application of that standard resulted in, among other things, the presentation of the revenues and expenses, as well as gains, losses and impairments, from business units sold, discontinued or held for sale in the discontinued operations section of the consolidated statements of operations for all periods presented.

You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and Carriage’s consolidated financial statements and notes thereto included elsewhere in this report.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues, net:
Funeral	$122,686	$120,039	$115,100	$112,588	$112,816
Cemetery	34,552	37,245	34,217	34,351	37,390
Total net revenues	157,238	157,284	149,317	146,939	150,206

Gross profit:
Funeral	24,746	30,559	33,407	29,098	29,429
Cemetery	5,630	8,435	8,221	8,521	8,874
Total gross profit	30,376	38,994	41,628	37,619	38,303
General and administrative expenses	10,256	8,698	10,557	10,492	10,665
Special charges and other	102,250	—	871	432	495
Operating income (loss)	(82,130)	30,296	30,200	26,695	27,143
Interest expense	(20,655)	(20,300)	(19,715)	(17,935)	(17,058)
Other income	—	—	865	657	940
Income (loss) before income taxes	(102,785)	9,996	11,350	9,417	11,025
Provision (benefit) for income taxes	(8,382)	1,999	(8,429)	3,519	71
Net income (loss) from continuing operations	(94,404)	7,997	19,779	5,898	10,954
Cumulative effect of the change in accounting, net	(38,993)	—	—	—	—
Income (loss) from discontinued operations	1,400	1,005	499	727	(1,720)
Net income (loss)	(131,996)	9,002	20,278	6,625	9,234
Preferred stock dividends	81	37	—	—	—
Net income (loss) available to common stockholders	$(132,077)	$8,965	$20,278	$6,625	$9,234

Earnings (loss) per share
Basic:
Continuing operations	$(5.88)	$0.48	$1.17	$0.34	$0.62
Cumulative effect of the change in accounting principle	(2.43)	—	—	—	—
Discontinued operations	.08	0.06	0.03	0.04	(0.10)
Basic earnings (loss) per share	$(8.23)	$0.54	$1.20	$0.38	$0.52

Diluted:
Continuing operations	$(5.88)	$0.46	$1.13	$0.33	$0.60
Cumulative effect of the change in accounting principle	(2.43)	—	—	—	—
Discontinued operations	.08	0.05	0.03	0.04	(0.09)
Diluted earnings (loss) per share	$(8.23)	$0.51	$1.16	$0.37	$0.51

Weighted average number of common and common equivalent shares outstanding:
Basic	16,056	16,696	16,973	17,444	17,786
Diluted	16,056	17,492	17,433	17,808	18,260

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	172	148	144	139	135
Cemeteries at end of period	38	30	30	30	30
Atneed funeral service contracts performed	27,178	24,724	24,071	23,397	22,732
Preneed funeral contracts sold	7,377	5,378	5,455	5,192	4,834
Backlog of preneed funeral contracts	86,710	67,320	59,594	59,872	60,504
Depreciation and amortization	$18,003	$15,716	$9,565	$9,975	$10,830

BALANCE SHEET DATA:
Total assets	$541,651	$552,167	$549,948	$538,917	$565,156
Working capital (deficit)	13,892	(1,006)	(1,598)	(14,285)	4,933
Long-term debt, net of current maturities	176,662	148,508	141,207	105,355	102,714
Convertible junior subordinated debenture (1)	—	—	—	—	93,750
Redeemable convertible preferred stock (TIDES)	91,100	90,058	90,193	90,327	—
Stockholders’ equity	$77,237	$81,578	$98,091	$105,930	$116,438

(1)          When the TIDES were issued in 1999, we reported the securities as a component of temporary equity because they have predominantly equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt). In 2004, we changed that classification to report the securities as subordinated debt in order to comply with a new accounting standard. The securities continue to be treated as equity for purposes of the financial covenants under our existing senior notes and our existing credit facility.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors affecting our funeral operating results include the number of deaths in the markets we serve; whether we gain or lose market share relative to our competitors in the markets we operate; the price that we sell our services and merchandise; and the cost of providing services, primarily the salaries and benefits expense related to our professional and support staff, and the cost of merchandise. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 37% of the average revenue earned from a traditional funeral service during the year ended December 31, 2004. Funeral homes have a high fixed cost structure. Thus, small changes in revenues, up or down, may cause disproportionate changes to our profitability.

During the second half of 2003, we implemented several significant changes in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations. The new operating model and standards focus on the key drivers of a successful funeral operation, organized around three primary areas – market share, people and operating and financial metrics. A portion of local management’s compensation is variable based on their success as measured against these standards. We first began operating under this model in 2004.  We have experienced benefits from the new model during the last half of 2004.  For example, better merchandising, the implementation of packages in certain locations and updates to our pricing resulted in a strong increase in the average revenue per service.  We also believe that we have made better decisions in hiring new staff, training existing staff and managing the workload which resulted in lower salaries and benefits costs.  We expect that by focusing on the key drivers, we will increase market share and improve profitability over time.

The cemetery operating results are affected by the success of our sales organization as currently approximately 36% of our cemetery revenues relate to preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of preneed sales. Approximately 8% of our cemetery revenues are currently attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

From 1996 to 2000, we accumulated a large amount of debt and contingent obligations from acquisitions. Our business strategy during the last four years focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. We have not been actively seeking businesses to acquire since 1999; instead we have been focused on selling underperforming businesses and reducing our debt. From September 2000, when we initiated a process to identify underperforming businesses, to December 31, 2004, we sold 36 funeral homes and 12 cemeteries along with 20 parcels of excess real estate. We used the proceeds of approximately $26 million from those sales to reduce our debt. We have reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004.  During January 2005 we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015.  This refinancing represented a milestone.  The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our free cash flow in our core business.  We can now use the net cash proceeds from the offering and our free cash flow to grow our Company through selective acquisitions.  We also intend to amend our existing bank credit facility, which initially will not be drawn on.  We expect the amended credit facility to be secured and contain more favorable covenants.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be sustained consistently from year to year.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are summarized in Note 1 to the consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate”. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

Allowances for customer cancellations, refunds and bad debts are provided at the date that the sale is recognized as revenue based on our historical experience. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued.

Deferred Obtaining Costs

Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. These costs are deferred and amortized into funeral and cemetery costs and expenses over the period we expect to perform the services or deliver the merchandise covered by the preneed contracts. The periods over which the costs are recognized are based on actuarial statistics for the actual contracts we hold, provided by a third-party administrator.

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SFAS No. 142, we discontinued amortizing goodwill as of January 1, 2002, and instead we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, “Accounting for Income Taxes”, (Note 12).  The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain.  Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

Stock Compensation Plans

The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans, which are more fully described in Note 13. The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation expense is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123 (R).  The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the third quarter of fiscal 2005 ending September 30, 2005.  The Company is currently evaluating the impact of the adoption of Statement 123(R), which will result in additional pre-tax compensation expense beginning in the third quarter of 2005 for remaining unvested stock options, any future stock option grants and the employee stock purchase plan.  Management believes that the adoption of SFAS 123R will provide results similar to the pro-forma disclosure for SFAS 123 (Note 1).

We have also granted restricted stock to certain officers of the Company, which vest over a period of four years. These shares are valued at the dates granted and the value is charged to operations as the shares vest.

ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Impairment of Investments

In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary.  EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004.  The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.  We adopted the disclosure provisions during the period ended June 30, 2004.  The adoption of the measurement and recognition provisions will not have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

Impairment of Long-Lived Assets

Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.  The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented which represents a change in classification to our previously issued consolidated financial statements in prior filings including our annual reports on Form 10-K for the years reflected in our consolidated financial statements included in this annual report.

Goodwill

The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included eliminating the amortization of goodwill, the identifying reporting units for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis.  The Company performs an annual review of goodwill by comparing the fair value of the Company’s reporting units (funeral home businesses by region) to the carrying value of the reporting units.  No impairment was indicated for 2004.

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which the Company recognizes and reports revenues.

Although FIN 46R requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investments in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise is allocated to deferred revenues.

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

SELECTED INCOME AND OPERATIONAL DATA

The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2002	2003	2004
Total revenues, net	100.0%	100.0%	100.0%
Total gross profit	27.9	25.6	25.5
General and administrative expenses	7.1	7.1	7.1
Operating income	20.2	18.2	18.1
Interest expense	13.2	12.2	11.4

The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

	Year Ended December 31,
	2002	2003	2004
Funeral homes at beginning of period	148	144	139
Acquisitions	2	—	—
Divestitures, mergers or closures of existing funeral homes	6	5	4
Funeral homes at end of period	144	139	135

Cemeteries at beginning of period	30	30	30
Acquisitions	—	—	—
Divestitures	—	—	—
Cemeteries at end of period	30	30	30

The following is a discussion of Carriage’s results of operations for 2002, 2003, and 2004. The term “same-store” or “existing operations” refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The following is a discussion of the Company’s results of operations for the years ended December 31, 2003 and 2004.

Diluted earnings per share from continuing operations were $0.60.  Excluding the reduction in the deferred tax valuation allowance of $4.1 million or $0.22 per diluted share, the 15.2 percent improvement from $0.33 to $0.38 per share was attributable to lower interest expense and improvements in both funeral and cemetery profitability.  Net income, which includes the effect of discontinued operations, totaled $0.51 per diluted share ($0.29 per share excluding the reduction in the deferred tax valuation allowance equal to $0.22 per share) compared to $0.37 per share for 2003. A significant portion of the decrease is attributable to impairment charges before taxes of $ 3.7 million, equal to $ 0.13 per diluted share, net of gains totaling $1.0 million pretax, equal to $0.03 per diluted share, from the sales in 2004 of three funeral home businesses.

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the year ended December 31, 2004 compared to the year ended December 31, 2003. For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.

	Year Ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$111,737	$112,304	$567	0.5%
Less businesses held for sale	(757)	(807)	50	*
Preneed insurance commissions revenue	1,608	1,319	(289)	(18.0)%
Revenues from continuing operations	$112,588	$112,816	$228	0.2%
Revenues from discontinued operations	$3,148	$1,660	$(1,488)	(47.3)%
Total same-store gross profit	$27,602	$28,212	$610	2.2%
Less businesses held for sale	(112)	(102)	(10)	*
Preneed insurance commissions revenue	1,608	1,319	(289)	(18.0)%
Gross profit from continuing operations	$29,098	$29,429	$331	1.1%
Gross profit from discontinued operations	$412	$263	$(149)	(36.2)%

* not meaningful

Funeral same-store revenues for the year ended December 31, 2004 increased $0.6 million, or 0.5%, when compared to the year ended December 31, 2003, as we experienced an increase of 3.4% to $4,903 in the average revenue per service for those existing operations and the number of services declined by 659, or 2.9%. Cremation services represented 31.9% of the number of funeral services during 2004, compared to 30.7% for 2003.

Total funeral same-store gross profit for the year ended December 31, 2004 increased $0.6 million, or 2.2% from 2003, as a result of the increase in same-store revenues given the predominately fixed cost structure of our businesses. Funeral costs and expenses remained constant from 2003.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the year ended December 31, 2004 compared to the year ended December 31, 2003:

	Year Ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$35,086	$38,030	$2,944	8.4%
Less businesses held for sale	(735)	(640)	95	*
Revenues from continuing operations	$34,351	$37,390	$3,039	8.8%
Revenues from discontinued operations	$735	$640	$(95)	(12.9)%
Total same-store gross profit	$8,791	$9,023	$232	2.6%
Less businesses held for sale	(270)	(149)	121	*
Gross profit from continuing operations	$8,521	$8,874	$353	4.1%
Gross profit from discontinued operations	$270	$149	$(121)	(44.8)%

* not meaningful

No cemetery businesses were acquired or sold during the two years; one cemetery is held for sale.

Cemetery same-store revenues for the year ended December 31, 2004 increased $2.9 million, or 8.4%, over the year ended December 31, 2003, and cemetery same store gross profit increased $0.2 million, or 2.6%, over 2003. Revenues from preneed interment sales increased $2.6 million. Though the number of interments sold on a preneed basis remained the same, the average price per space increased 15.1%. Continuing gross margin decreased from 24.8% for the year ended December 31, 2003 to 23.7% for the year ended December 31, 2004 due to higher sales discounts, bad debts and facilities and grounds costs. Higher sales discounts on property negatively impacted revenues and gross profit by $0.8 million year-over-year. Bad debts were $1.0 million higher than the prior year and facilities and grounds expenses increased $0.3 million, primarily due to higher property taxes, insurance and utilities.

Other.  General and administrative expenses increased $0.2 million for the year ended December 31, 2004 primarily because 2004 included higher depreciation on computer and software additions during the last 12 months and higher professional fees, a large portion of which related to compliance with the Sarbanes-Oxley Act of 2002.

Other charges consist primarily of a pretax charge of $0.5 million to write off capitalized costs of a cemetery accounting system development project that the Company terminated.

Included in other income for 2004 are pretax gains totaling $0.9 million from the sales of real estate and other assets.

Interest expense for the year ended December 31, 2004 declined $0.9 million, or 4.9%, compared to the year ended December 31, 2003. While the debt outstanding has decreased by approximately $25 million, or 19.2%, during 2004, we are not reporting a proportional decrease in interest expense because the current year expense is negatively impacted by higher loan fees and compound interest on the deferred interest on the convertible subordinated debentures.

Income Taxes.  The Company recorded income taxes for continuing operations at the effective rate of 38.5 percent and 37.6 percent (excluding the effect of the change in the valuation allowance) for the years ended December 31, 2003 and 2004, respectively. For federal income tax reporting purposes, Carriage has had net operating loss carryforwards to offset Federal taxable income in 2003 and 2004. Carriage also has approximately $67 million of state net operating loss carryforwards. When the Company incurred restructuring costs and write-downs in late 2000 and proceeded to dispose of low performing businesses, it could not be assured that it would generate enough future taxable income to utilize the tax benefits created by the tax losses on asset sales.  To acknowledge this uncertainty, the Company recorded a valuation allowance to offset these tax benefits until such time that it could be determined it would be more likely than not the Company would be able to realize the tax benefits.  The Company recognized tax benefits related to the change in the valuation allowance related to its deferred tax assets of $0.1 million and $4.1 million in 2003 and 2004, respectively.  The remaining valuation allowance at December 31, 2004 is attributable to the deferred tax asset related to the state operating losses.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Funeral Home Segment.  The following sets forth certain information regarding Carriage’s net revenues and gross profit from our funeral home operations during the years ended December 31, 2002 and 2003:

	Year Ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$114,496	$112,593	$(1,903)	(1.7)%
Acquired	478	700	222	*
Less businesses held for sale	(1,412)	(2,313)	(901)	*
Preneed insurance commissions revenue	1,538	1,608	70	4.6%
Revenues from continuing operations	$115,100	$112,588	$(2,512)	2.2%
Revenues from discontinued operations	$4,199	$3,148	$(1,051)	*
Total same-store gross profit	$32,307	$27,727	$(4,580)	(14.2)%
Acquired	145	183	38	*
Less businesses held for sale	(583)	(420)	163	*
Preneed insurance commissions revenue	1,538	1,608	70	4.6%
Gross profit from continuing operations	$33,407	$29,098	$(4,309)	12.9%
Gross profit from discontinued operations	$932	$412	$(520)	*

* not meaningful

Funeral same-store revenues for the year ended December 31, 2003 were 1.7% less when compared to the year ended December 31, 2002, as we experienced a decrease of 2.3% in the number of funeral service contracts from 24,293 to 23,740 and an increase of 0.6% in the average revenue per contract from $4,713 to $4,743 for those existing operations. The decline in the number of funeral service contracts of 2.3% was due in part to the decline in the number of deaths of 1.4% in 2003 compared to 2002 based on statistics published by the CDC, as adjusted for non-reporting cities. We also believe that we lost market share in certain areas based on our analysis of obituary reports for those markets. Approximately 30% of the funeral services were cremation services compared to 28% in 2002. The average revenue per cremation services increased 0.7% compared to 2002. The change in mix from traditional to cremation services resulted in a decline of $1.7 million in revenue for 2003 compared to 2002. Of the funeral services performed during 2002 and 2003, approximately 18.5% and 19.5%, respectively, were prearranged.

Though total funeral revenues including discontinued operations declined by $3.5 million, funeral costs and expenses actually increased by $1.3 million, resulting in a decline in gross profit including discontinued operations of $4.8 million. From an operational perspective, the funeral business is a relatively fixed cost business. If variable costs had remained constant as a percentage of net revenues, the $3.5 million reduction in revenue would have been associated with a reduction in cost of approximately $0.7 million to $1.0 million. The negative cost and expense variance was due primarily to increases in merchandise costs, bad debts and property casualty and general liability insurance. Merchandise costs were approximately $0.8 million higher as vendors increased their prices to Carriage at the beginning of 2003 at a rate higher than the Company was able to increase its prices to the public. Bad debts were $0.8 million higher than 2002 because the Company realized some significant recoveries during 2003 from a centralized collection process installed in 2002. Property casualty and general liability insurance costs increased $0.7 million due to higher premium costs and claims.

Cemetery Segment.  The following sets forth certain information regarding Carriage’s net revenues and gross profit from cemetery operations for the years ended December 31, 2002 and 2003:

	Year Ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Total same-store revenues	$34,877	$35,086	$209	0.6%
Less businesses held for sale	(660)	(735)	(75)	*
Revenues from continuing operations	$34,217	$34,351	$134	0.4%
Revenues from discontinued operations	$660	$735	$75	11.4%
Total same-store gross profit	$8,456	$8,791	$335	4.0%
Less businesses held for sale	(235)	(270)	(35)	*
Gross profit from continuing operations	$8,221	$8,521	$300	3.6%
Gross profit from discontinued operations	$235	$270	$35	14.9%

* not meaningful

No cemetery businesses were acquired or sold during the two years; one cemetery is held for sale.

The higher cemetery net revenues resulted in part from a $0.4 million increase in at need revenues as a result of an increase in the average value per contract of 5.8% from $942 to $997, though the volume of at-need contracts declined 2.5% from 14,681 to 14,311. We also experienced an increase in preneed property sales of $0.7 million, primarily the result of a 10.2% increase in the number of preneed contracts written from 7,729 to 8,521. The average preneed contract value declined 7.6% from $2,196 to $2,029. These increases were offset in part by $0.4 million less trust income and $0.4 million less in deliveries of previously prearranged merchandise and services. Cemetery gross profit increased on a year-over-year basis primarily due to $0.4 million less bad debt expense in 2003.

Other. General and administrative expenses for the year ended December 31, 2003 decreased slightly from 2002. Lower ($0.6 million) lease expense from the buyout of a computer lease obligation in early 2003 was mitigated in part by higher ($0.3 million) depreciation expense. Higher overall salaries and wages in 2003 offset the $0.5 million officer termination cost in 2002. Higher legal fees and franchise taxes in 2003 totaling $0.6 million compared to $0.5 million incurred for professional fees related to a change in tax accounting methods.

Interest expense for the year ended December 31, 2003 declined $1.8 million compared to the year ended 2002 primarily because outstanding debt declined period over period.  Cash flow from operations and proceeds from the sales of business assets have provided the source of funds to reduce the debt outstanding during 2002 and 2003.  During 2003, total outstanding debt was reduced by $13.6 million.  Reductions in interest rates during 2002 and 2003 and the expiration of a floating for fixed interest rate swap in May 2003 also contributed (to a lesser degree) in reducing interest expense.

Income Taxes. The Company recorded income taxes at the effective rate of 38.5% (excluding the affect of the change in valuation allowance) for the years ended December 31, 2002 and 2003, respectively.  See Note 12 to the consolidated financial statements.  The slightly lower tax rate in 2003, compared to 2002, is based on the utilization of certain state loss carryforwards.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we did not pay Federal income taxes in 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.9 million at December 31, 2004, representing a decrease of $0.1 million from December 31, 2003. It has been Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense. If the Company needs cash for working capital or investment purposes, it may draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available. For the year ended December 31, 2004, cash provided by operating activities was $24.2 million compared to $14.7 million for the year ended December 31, 2003, in part because pretax income from continuing operations increased $1.6 million. The current year period also benefited from the deferral of interest payments in the amount of $7.0 million on the convertible junior subordinated debenture compared to $3.3 million in the prior year period.  Additionally, the cost of originating preneed contracts declined $1.3 million compared to the prior year.  Cash used in investing activities was $1.3 million for the year ended December 31, 2004 compared to cash used in the amount of $1.8 million for the year ended December 31, 2003. Cash used for capital expenditures declined $0.5 million from $6.2 million in 2003 to $5.7 million in 2004.  The majority of our cashflow in 2004 was used to reduce debt.

The outstanding principal of our senior debt at December 31, 2004 totaled $110.3 million and consisted of $70.5 million in aggregate principal amount under our existing senior notes, $25.6 million outstanding under our existing unsecured credit facility, and $14.2 million in acquisition indebtedness and capital lease obligations. Additionally, $1.1 million in letters of credit have been issued under the existing unsecured credit facility and were outstanding at December 31, 2004.

Our existing unsecured credit facility, as amended, provides for borrowings up to $45 million and matures in March 2006. Interest is payable at either prime rate plus 1.25% or a rate indexed to LIBOR at the Company’s option. Currently, the LIBOR option is set at LIBOR plus 275 basis points.  The Company’s credit facility was amended subsequent to year end to permit the issuance of Senior Notes.  In addition, the Company entered into a letter of commitment with Bank of America, its lead lender, for a $35 million Senior Secured Credit Facility.  The Senior Secured Credit Facility would mature five years from the closing date, would be secured by the Company’s assets (including certain funeral home real property) and would include financial covenants and limitations on stock redemptions, dividends and acquisitions.  The commitment is subject to certain conditions precedent to closing and completion of definitive documentation.

In January 2005, the Company issued $130 million of 7.875% Senior Notes due in 2015.  The proceeds from these notes were used to refinance all of the senior debt, bring current the deferred distributions on the convertible junior subordinated debentures and the TIDES, and for general corporate purposes.  In connection with the early retirement of the senior debt, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs.  These charges equal $4.2 million after tax, or $0.23 per diluted share, and will be reported in the first quarter of 2005.

The following table sets forth the consolidated capitalization as of December 31, 2004 on an actual basis and on an as adjusted basis to give effect to the $130 million offering of 7.875% Senior Notes due in 2015 and the transactions paying off our senior debt and accrued interest.

	As of December 31, 2004
	Actual	As Adjusted
	(in millions)
Senior Debt:
Existing Unsecured Credit Facility	$25.6	$—
Existing Senior Notes	70.5	—
New Senior Notes	—	130.0
Acquisition Debt	8.7	8.7
Capital Leases	5.5	5.5
Total Senior Debt	$110.3	$144.2
Subordinated Debt:
Subordinated Debt to Affiliate	$93.8	$93.8
Deferred Interest	10.9	—
Total Subordinated Debt	$104.7	$93.8
Total Debt	$215.0	$238.0
Total Stockholders’ Equity	116.4	112.2
Total Capitalization	$331.4	$350.2

The net proceeds of this offering, which were approximately $125.5 million after deducting the initial purchasers’ discount and offering expenses, were used to pay in full the principal, accrued but unpaid interest, and “make-whole” payments on the existing senior notes; repay all outstanding borrowings under our existing unsecured credit facility; pay the cumulative deferred interest on the subordinated debt to affiliate current; and fund general corporate purposes.

Subsequent to the above-described refinancing transactions, we will enjoy the extended maturity of our debt, a more flexible covenant package and the continuing right to defer distributions payable in respect of the TIDES for up to five years. Notwithstanding our ability to defer payment of distributions in respect of the TIDES, we resumed cash payments of interest on the TIDES on March 1, 2005, which aggregate approximately $6.5 million on an annual basis. While we will have the ability to borrow additional amounts under our amended senior secured credit facility, our intention is to fund anticipated capital expenditures, acquisitions, if any, and other operating requirements from existing cash balances and cash flow from operations.

A total of $93.8 million was outstanding on December 31, 2004 on our convertible junior subordinated debentures. Amounts outstanding under the debentures are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures of the Company. The Trust issued 1.875 million shares of TIDES. The rights of the debentures are functionally equivalent to those of the TIDES.

The convertible junior subordinated debentures payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7.0% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7.0% and are recorded as a liability. During the deferral period, we are prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. In complying with the conditions of our existing unsecured credit facility, we began deferring interest payments on the subordinated debentures payable to our affiliated trust. As a result, cash distributions on the TIDES have been deferred and recorded as a liability, beginning with the September 1, 2003 payment. The condition was imposed by the lenders to ensure that we had sufficient available borrowings under our existing unsecured credit facility to retire the Series A maturities of the existing senior notes in July 2004 and to accommodate the two commitment reductions in 2005.

Contractual Obligations

The following table summarizes our balance sheet liabilities to make future payments as of December 31, 2004. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

			Payments By Period (in millions)
	Note Reference	Total	2005	2006	2007	2008	2009	After 5 Years
Long-term debt	8	$110.3	2.2	76.9	1.5	23.4	0.6	5.7
Capital lease obligations	11	11.3	0.5	0.4	0.4	0.5	0.5	9.0
Convertible junior subordinated debenture (a)	9	93.8	—	—	—	—	—	93.8
Deferred interest on convertible junior subordinated debenture	9	10.9	10.9	—	—	—	—	—

Total contractual obligations		$226.3	13.6	77.3	1.9	23.9	1.1	108.5

(a)          Matures in 2029

Off-Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements as of December 31, 2004. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

			Payments By Period (in millions)
	Note Reference	Total	2005	2006	2007	2008	2009	After 5 Years

Operating leases	11	8.0	2.3	1.7	1.4	1.2	0.7	0.7
Interest on refinanced long-term debt(a)	19	107.4	5.2	10.2	10.2	10.2	10.2	61.4
Noncompete agreements	11	5.8	1.3	1.1	0.8	0.7	0.5	1.4
Consulting agreements	11	1.0	0.4	0.2	0.2	0.1	0.1	—
Software agreements	11	0.5	0.5	—	—	—	—	—
Executive Management agreements	11	2.6	1.0	0.9	0.2	0.2	0.3	—

Total contractual cash obligations		$125.3	10.7	14.1	12.8	12.4	11.8	63.5

(a)          Calculated on the $130 million of Senior Notes after January 2005

The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities.  If we are not able to meet these obligations with cash provided for by our operating activities, we may be required to access the capital markets or draw down on our credit facilities.

Additionally, we are party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters.  These contracts primarily relate to the purchase or sale of business assets, commercial contracts and operating leases and arose through representations and warranties (e.g., ownership of assets or environmental matters).  The terms of these indemnifications range in duration and may not be explicitly defined.

RELATED PARTY TRANSACTIONS

As an incentive, the Company entered into arrangements with two former owners, both of which have served as directors during the past three years, to pay them each 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2007, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the individuals to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two individuals totaled approximately $120,000, $60,000 and $110,000 for the years 2002, 2003 and 2004, respectively.

In connection with the 1997 acquisitions of certain funeral homes, a portion of the purchase price of each of those funeral homes was to be payable to one of the former owners referred to in the preceding paragraph based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since they were expected to show strong growth in cash flow. The terms were negotiated with the sellers, one of which later was appointed as a director of Carriage. The contingent purchase price payments paid to the director totaled $572,243 during 2002.

During 2003, the Company was reimbursed for the cost of personnel and office expenses totaling approximately $87,000 from an entity in which the Company owned a minority interest and one of the entity’s directors is our Chief Executive Officer.  The Company sold its interest in the entity and our CEO resigned as director of the entity during 2004.

SEASONALITY

The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.

INFLATION

Inflation has not had a significant impact on the results of Carriage’s operations.

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

RISKS RELATED TO OUR COMPANY

Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and margins.

We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Certain of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us.

Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and our backlog.

Improved performance in our funeral segment is highly dependent upon successful execution of our standards-based Being the Best operating model.

At the beginning of 2004, we implemented our new standards-based Being the Best operating model to improve and better measure performance in our funeral operations. We developed standards according to nine criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivise our location managing partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Being the Best operating model will result in our maintaining or improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met.

Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.

Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred without corresponding revenues.

As we have localized our preneed sales strategies, we are continuing to refine the mix of service and product offerings in both our funeral and cemetery segments, including changes in our sales commission and incentive structure. These changes could cause us to experience declines in preneed sales in the short-run. In addition, economic conditions at the local or national level could cause declines in preneed sales either as a result of less discretionary income or lower consumer confidence. Declines in preneed cemetery property sales would reduce current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

Preneed sales of cemetery property and funeral and cemetery merchandise and services are generally cash flow negative initially, primarily due to the commissions paid on the sale, the portion of the sales proceeds required to be placed into trust or escrow and the terms of the particular contract such as the size of the down payment required and the length of the contract. As a result, preneed sales reduce cash flow available for other activities, and, to the extent preneed activities are increased, cash flow will be further reduced.

Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets.

Earnings and investment gains and losses on trust funds and insurance contracts are affected by financial market conditions that are largely outside our control. Earnings are also affected by the mix of fixed-income and equity securities that we choose to maintain in the funds, and we may not choose the optimal mix for any particular market condition. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds and insurance contracts could cause a decline in future cash flows and revenues.

Unrealized gains and losses in the funeral trust funds and cemetery merchandise trust funds have no immediate impact on our revenues, margins, earnings or cash flow, unless the fair market value of the funds were to decline below the estimated costs to deliver the underlying products and services. If that were to occur, we would record a charge to earnings to record the expected loss currently. Over time, gains and losses realized in the funds are allocated to underlying preneed contracts and affect the amount of the trust fund earnings to be recognized when we deliver the underlying product or service. Depending on conditions in the financial markets, the funds may eventually realize losses, and our revenues, margins, earnings and cash flow would be negatively affected by the reduced revenue when we deliver the underlying products and services.

Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.

There has been little acquisition activity by us or the other public companies in the death care industry over the preceding four years, and there is no assurance that we will be able to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us. We intend to apply standards established under our Being the Best operating model in qualifying acquisition candidates, and there is no assurance that we will be successful in doing so or that we will find attractive candidates that satisfy these standards.

Increased costs may have a negative impact on our earnings and cash flows.

Cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2005 plan assumes that we will be successful in increasing revenues at a rate that is greater than the growth in the cost of sales. We can give no assurance that we will be successful in achieving such increases.

Increases in interest rates would increase interest costs on our variable-rate indebtedness and could have a material adverse effect on our net income.

As of December 31, 2004, $25.6 million of our indebtedness was subject to variable interest rates, all under our existing credit facility. We intend to amend our credit facility, which will also likely be at variable rates, although initially there is no outstanding balance following the repayment of borrowings from the proceeds of the $130 million Senior Notes offering. Our current Senior Notes are fixed-rate debt instruments, as is the subordinated debt to affiliate debentures. Nevertheless, if we borrow under our proposed amended credit facility, we will become subject to greater exposure to increases in interest rates, and increases in our interest costs could decrease our net income.

Covenant restrictions under our debt instruments may limit our flexibility in operating our business.

The terms of our credit facility, including the amendment we intend to obtain, and the indenture governing the Senior Notes will limit our ability and the ability of our subsidiaries to, among other things:

•                       incur additional debt;

•      pay dividends or make distributions or redeem or repurchase stock;

•      make investments;

•      grant liens;

•      make capital expenditures;

•      enter into transactions with affiliates;

•      enter into sale-leaseback transactions;

•      sell assets; and

•                       acquire the assets of, or merge or consolidate with, other companies.

Our credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. They may also limit our ability to pay interest or principal on the notes. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the event of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our amended senior secured credit facility, the lenders thereunder may be entitled to sell most or substantially all of our assets and the assets of many of our subsidiaries to satisfy our obligations under those agreements. In such event, we may not be able to fully repay the notes, if at all.

RISKS RELATED TO THE DEATH CARE INDUSTRY

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase through 2010, longer lifespans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenues to fluctuate and our results of operations to lack predictability.

The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, direct cremations produce no revenues for cemetery operations and lower funeral revenues.

Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35% of the U.S. burial market by the year 2010, compared to approximately 28% in 2002. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.

If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. During the last four years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

Because the funeral and cemetery businesses are high fixed-cost businesses, changes in revenue can have a disproportionately large effect on cash flow and profits.

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

The death care industry is subject to extensive regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities.

In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see “Business — Regulation”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Carriage is exposed to market risk primarily related to potential increases in interest rates related to the Company’s debt and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.

Carriage monitors current and forecasted interest rate risk incurred in the ordinary course of business and seeks to maintain optimal financial flexibility, quality and solvency. Carriage strives to obtain the optimal cost of capital through a diverse range of funding alternatives and a mix of floating and fixed rate debt. As of December 31, 2004, approximately 88% of total debt is fixed rate obligations. Given the current outlook for increasing interest rates, we believe the current bias to fixed rate debt is appropriate.

Our floating rate long-term borrowings consist of the $25.6 million outstanding under our $45 million floating rate line of credit. Any change in the floating rate will cause a change in interest expense. For example, each increase in the LIBOR of 1% would increase interest expense by $260,000 per year based on the outstanding balance at December 31, 2004. The remainder of Carriage’s long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, or otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

The convertible junior subordinated debenture payable to Carriage Services Capital Trust pay interest at the fixed rate of 7% and are carried on the Company’s balance sheet at a cost of approximately $93.8 million. We estimate a value of $53 million and $84 million at December 31, 2003 and 2004, respectively, based on available broker quotes of the corresponding preferred securities issued by the Trust. While corresponding preferred securities are very thinly traded, increases in market interest rates may cause the value of these instruments to decrease but such changes will not affect the Company’s interest costs.

Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Note 3 to our consolidated financial statements for the estimate of the fair values of those securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CARRIAGE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors Carriage Services, Inc.:

We have audited the 2004 and 2003 consolidated financial statements of Carriage Services, Inc. and subsidiaries as listed in the accompanying index.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  The Company adopted, effective January 1, 2002, the method of accounting and reporting for asset impairments and discontinued operations as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, as discussed in Notes 2 and 3, the 2003 and 2002 consolidated financial statements have been restated for funeral homes identified for disposal that were reported as discontinued operations in 2004.  As discussed in Note 5, in 2004 the Company changed its method of accounting for preneed funeral contracts secured by life insurance contracts.  Accordingly, the consolidated balance sheet at December 31, 2003 has been restated as discussed in Note 5.

/s/ KPMG LLP

Houston, Texas
February 24, 2005

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,024	$1,948
Accounts receivable-
Trade, net of allowance for doubtful accounts of $1,807 in 2003 and $940 in 2004	15,376	12,941
Assets held for sale	7,272	4,021
Inventories and other current assets	11,434	12,815
Total current assets	36,106	31,725
Preneed receivables and trust investments;
Cemetery	—	65,855
Funeral	—	49,494
Receivables from preneed funeral contracts	73,701	18,074
Preneed cemetery merchandise and service trust funds	46,506	—
Property, plant and equipment, net of accumulated depreciation of $34,587 in 2003 and $40,531 in 2004	107,257	104,893
Cemetery property	63,658	62,649
Goodwill	159,672	156,983
Deferred obtaining costs	32,524	35,701
Deferred charges and other non-current assets	19,493	8,581
Cemetery perpetual care trust investments	—	31,201
Total assets	$538,917	$565,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,703	$22,039
Liabilities associated with assets held for sale	3,288	2,598
Current portion of long-term debt and obligations under capital leases	24,400	2,155
Total current liabilities	50,391	26,792

Senior long-term debt, net of current portion	105,355	102,714
Convertible junior subordinated debenture due in 2029 to an affiliated trust	—	93,750
Obligations under capital leases, net of current portion	5,504	5,424
Distributions payable on convertible preferred securities	3,876	—
Deferred interest on convertible junior subordinated debentures	—	10,891
Deferred cemetery revenue	96,796	46,787
Deferred preneed funeral contracts revenue	80,738	30,973
Non-controlling interests in funeral and cemetery trust investments	—	98,652
Total liabilities	342,660	415,983
Commitments and contingencies
Non-controlling interests in perpetual care trust investments	—	32,212
Non-controlling interests in perpetual care trust investments associated with assets held for sale	—	523
Company-obligated mandatorily redeemable convertible preferred securities of Carriage Services Capital Trust	90,327	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,545,000 and 17,910,000 issued and outstanding in 2003 and 2004, respectively	175	179
Additional paid-in capital	186,679	188,029
Accumulated deficit	(80,290)	(71,056)
Deferred compensation	(634)	(714)
Total stockholders’ equity	105,930	116,438
Total liabilities and stockholders’ equity	$538,917	$565,156

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended December 31,
	2002	2003	2004
Revenues, net
Funeral	$115,100	$112,588	$112,816
Cemetery	34,217	34,351	37,390
	149,317	146,939	150,206
Costs and expenses
Funeral	81,693	83,490	83,387
Cemetery	25,996	25,830	28,516
	107,689	109,320	111,903
Gross profit	41,628	37,619	38,303

General and administrative expenses	10,557	10,492	10,665
Other charges	871	432	495
Operating income	30,200	26,695	27,143

Interest expense	(19,715)	(17,935)	(17,058)
Other income	865	657	940
Total interest and other income	(18,850)	(17,278)	(16,118)

Income from continuing operations before income taxes	11,350	9,417	11,025

Provision (benefit) for income taxes	(8,429)	3,519	71

Net income from continuing operations	19,779	5,898	10,954

Discontinued operations:
Operating income from discontinued operations	1,167	682	412
Gain on sales and (impairments) of discontinued operations	(355)	499	(2,630)
Income tax (provision) benefit	(313)	(454)	498
Income (loss) from discontinued operations	499	727	(1,720)
Net income	$20,278	$6,625	$9,234

Basic earnings (loss) per share:
Continuing operations	$1.17	$0.34	$0.62
Discontinued operations	$0.03	$0.04	$(0.10)
Net income	$1.20	$0.38	$0.52

Diluted earnings (loss) per share:
Continuing operations	$1.13	$0.33	$0.60
Discontinued operations	$0.03	$0.04	$(0.09)
Net income	$1.16	$0.37	$0.51

Weighted average number of common and common equivalent shares outstanding:
Basic	16,973	17,444	17,786
Diluted	17,433	17,808	18,260

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the years ended December 31,
	2002	2003	2004

Net income	$20,278	$6,625	$9,234

Other comprehensive income:

Unrealized gain on interest rate swaps arising during period	394	165	—
Related income tax provision	(145)	(66)	—

Amortization of accumulated unrealized loss on interest rate swap	332	166	—
Total other comprehensive income	581	265	—

Comprehensive income	$20,859	$6,890	$9,234

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Deferred Compensation	Total

Balance – December 31, 2001	16,811	$168	$189,449	$(107,193)	$(846)	$—	$81,578
Net income – 2002	—	—	—	20,278	—	—	20,278
Issuance of common stock	97	1	789	—	—	—	790
Exercise of stock options	167	2	148	—	—	—	150
Payment of contingent stock price guarantees	—	—	(5,286)	—	—	—	(5,286)
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	581	—	581
Balance – December 31, 2002	17,075	171	185,100	(86,915)	(265)	—	98,091
Net income – 2003	—	—	—	6,625	—	—	6,625
Issuance of common stock	133	1	458	—	—	—	459
Exercise of stock options	100	1	190	—	—	—	191
Issuance of restricted common stock	247	2	971	—	—	(973)	—
Cancellation and retirement of restricted common stock	(10)	—	(40)	—	—	40	—
Amortization of deferred compensation	—	—	—	—	—	299	299
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	265	—	265
Balance – December 31, 2003	17,545	175	186,679	(80,290)	—	(634)	105,930
Net income – 2004	—	—	—	9,234	—	—	9,234
Issuance of common stock	130	2	577	—	—	—	579
Exercise of stock options	135	1	308	—	—	—	309
Issuance of restricted common stock	100	1	465	—	—	(466)	—
Amortization of deferred compensation	—	—	—	—	—	386	386
Balance – December 31, 2004	17,910	$179	$188,029	$(71,056)	$—	$(714)	$116,438

The accompanying notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income from continuing operations	$19,779	$5,898	$10,954
Adjustments to reconcile net income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	9,565	9,975	10,830
Loan cost amortization	1,344	954	924
Impairment of assets	741	—	—
Provision for losses on accounts receivable	1,014	1,580	2,243
Net gain on sale of business assets	(865)	(657)	(940)
Stock-related compensation	—	345	464
Loss on sale of trust investments	—	147	235
Deferred income taxes (benefit)	(7,316)	3,374	(70)
Other	(79)	(145)	481
Changes in assets and liabilities, net of effects from dispositions
Decrease (increase) in accounts receivable	1,758	(1,672)	(1,796)
Decrease (increase) in inventories and other current assets	(1,920)	(115)	(899)
Decrease (increase) in deferred charges and other	49	(521)	(270)
(Increase) in deferred obtaining costs	(4,479)	(3,702)	(2,405)
(Increase) in preneed trust investments	(2,791)	(5,567)	(5,063)
(Decrease) in accounts payable and accrued liabilities	(2,147)	(965)	(1,184)
Increase in deferred preneed revenue	2,289	1,821	2,786
Increase in deferred interest on convertible junior subordinated debenture	—	3,329	7,015
Net cash provided by operating activities of continuing operations	16,942	14,079	23,305
Net cash provided by operating activities of discontinued operations	2,003	601	891
Net cash provided by operating activities	18,945	14,680	24,196

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	1,350	1,804	1,215
Cost adjustments related to acquisitions	(2,160)	1,500	—
Sale of minority interest in subsidiary	200	—
Capital expenditures	(6,031)	(6,204)	(5,746)
Net cash used in investing activities of continuing operations	(6,641)	(2,900)	(4,531)
Net cash provided by investing activities of discontinued operations	634	1,114	3,237
Net cash used in investing activities	(6,007)	(1,786)	(1,294)

Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(3,000)	(6,400)	4,500
Payments on senior long-term debt and obligations under capital leases	(5,127)	(6,924)	(27,927)
Payment of contingent price guarantees	(5,286)	—	—
Payment of debt origination costs	—	(618)	—
Proceeds from issuance of common stock	381	345	377
Proceeds from the exercise of stock options	150	191	309
Net cash used in financing activities of continuing operations	(12,882)	(13,406)	(22,741)
Net cash used in financing activities of discontinued operations	(98)	(166)	(237)
Net cash used in financing activities	(12,980)	(13,572)	(22,978)

Net decrease in cash and cash equivalents	(42)	(678)	(76)
Cash and cash equivalents at beginning of period	2,744	2,702	2,024
Cash and cash equivalents at end of period	$2,702	$2,024	$1,948

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Carriage Services, Inc. (“Carriage” or the “Company”) was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 135 funeral homes and 30 cemeteries in 28 states at December 31, 2004. Carriage provides a complete range of preneed and at need services and products related to funerals, burials and cremations.

Principles of Consolidation and Basis of Presentation

The financial statements include the consolidated financial statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the change in accounting principle discussed in Note 2 related to the adoption of an interpretation related to the consolidation of variable interest entities, which occurred during 2004.

Funeral and Cemetery Operations

We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.

Allowances for customer cancellations, refunds and bad debts are provided at the date that the sale is recognized as revenue based on our historical experience. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.

Net trade accounts receivable consists of approximately $8.8 million and $7.9 million of funeral receivables and approximately $6.6 million and $5.0 million of current cemetery receivables at December 31, 2003 and 2004, respectively. Non-current cemetery receivables, those payments expected to be received beyond one year from the balance sheet date, are classified as deferred charges and other non-current assets for 2003. The non-current cemetery accounts receivable balances were approximately $14.0 million at December 31, 2003.  Non-current cemetery receivables at December 31, 2004 are included in Preneed cemetery receivables and trust investments in accordance with the new accounting policy, FIN 46R (Note 2).

Preneed Funeral Contracts

Funeral merchandise and services are also sold on a preneed basis and in many instances the customer pays the contract over a period of time.  The funeral revenue is not recorded until the service is performed.  Cash proceeds from preneed funeral sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed.  At December 31, 2003, the value of the receivable from the customer and the trust fund are included in Receivables from preneed funeral contracts.  Beginning in 2004, the customer receivables and amounts deposited in trusts that Carriage controls are included in Preneed funeral receivables and trust investments.  The preneed contracts secured by third party insurance policy are not recorded as assets or liabilities of the Company (Note 5).

In the opinion of management, the proceeds from the funeral trust assets or the insurance policy at the time the preneed contract matures will exceed the estimated future cost to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.

Preneed Cemetery Merchandise and Service Trust Funds

Carriage is also generally required, by most states, to deposit a specified amount into a merchandise and service trust fund for cemetery merchandise and service contracts sold on a preneed basis. The principal and accumulated earnings of the trust may generally be withdrawn upon maturity (usually the death of the purchaser) or the cancellation of the contracts. Trust fund investment income is deferred as trust earnings accrue in the trusts, and recognized in current revenues in the period the service is performed or merchandise delivered.  See Note 2 for more detailed discussions of the Company’s accounting policies beginning in 2004 as  result of the adoption of FIN 46R.

Perpetual Care Trust

In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust funds is used to provide care and maintenance for the cemeteries and mausoleums and is periodically distributed to Carriage and recognized as revenue when realized by the trust. The perpetual and memorial care trust assets were approximately $30.7 million at December 31, 2003, which, at the time, was not recorded as an asset of the Company. Beginning in 2004, the Company adopted the provisions of FIN 46R which among other things, resulted in recording the perpetual care trust investments as assets of the Company.  The Company does not have the right to withdraw any of the principal balances of these funds.  See Note 2 for more detailed discussions of the Company’s accounting change as a result of the adoption of FIN 46R.

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

Derivative Financial Securities

Carriage entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate debt. The swap agreements were agreements to exchange floating rates for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The differential paid or received was recognized as an adjustment to interest expense. The Company does not hold or issue financial instruments for trading purposes.  The swaps terminated in May 2003.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $131,000 and $24,000 in 2003 and 2004, respectively.  Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

Property, plant and equipment was comprised of the following at December 31, 2003 and 2004:

	2003	2004
	(in thousands)
Property, plant and equipment, at cost:
Land	$26,734	$25,783
Buildings and improvements	83,397	81,379
Furniture, equipment and automobiles	36,504	38,955
	146,635	146,117
Less: accumulated depreciation	(35,671)	(40,831)
	$110,964	$105,286
Less: Property, plant and equipment included in assets held for sale	3,707	393
	$107,257	$104,893

During 2002, 2003 and 2004, the Company recorded $6,401,000, $6,810,000 and $6,973,000, respectively, in depreciation expense in income from continuing operations.

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, “Accounting for Income Taxes”, (Note 12).  The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain.  Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

Employee Stock Options and Employee Stock Purchase Plan

The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans, which are more fully described in Note 13. The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation expense is recognized in the Consolidated Statement of

Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123 (R).  The revised standard is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005, which for the Company will be the third quarter of fiscal 2005 ending September 30, 2005.  The Company is currently evaluating the impact of the adoption of Statement 123(R), which will result in additional pre-tax compensation expense beginning in the third quarter of 2005 for remaining unvested stock options, any future stock option grants and the employee stock purchase plan.  Management believes that had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts:

	Year ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income available to common stockholders:
As reported	$20,278	$6,625	$9,234
Pro forma	19,544	6,134	8,794

Net income per share available to common stockholders:
Basic
As reported	1.20	0.38	0.52
Pro forma	1.15	0.35	0.49
Diluted
As reported	1.16	0.37	0.51
Pro forma	1.12	0.34	0.48

Computation of Earnings Per Common Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (Note 16).

Fair Value of Financial Instruments

Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility approximates its fair value. Management also believes that the carrying value of senior long-term debt approximates fair value. Management estimates that the fair value of the Convertible junior subordinated debenture at December 31, 2004 was approximately $84 million, based on available broker quotes of the corresponding convertible preferred securities at Carriage Services Capital Trust.

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

2.              ACCOUNTING PRINCIPLE CHANGES

Impairment of Investments

In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary.  EITF 03-1 was scheduled to be effective for reporting periods ending after June 15, 2004.  The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance.  The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.  We adopted the disclosure provisions during the period ended June 30, 2004.  The adoption of the measurement and recognition provisions will not have a material impact on the consolidated financial statements, result of operations or liquidity of the Company.

Impairment of Long-Lived Assets

Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that long-lived assets to be held and used be reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.  The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented.

Goodwill

The adoption of SFAS No. 141 by the Company had no effect on its consolidated financial statements.  The effect of SFAS No. 142 on the Company, which was adopted as of the beginning of 2002, included the elimination of the amortization of goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill and the testing for impairments of goodwill on an annual basis.  The Company performed an annual review of goodwill by comparing the fair value of the Company’s reporting units (funeral home businesses by region) to the carrying value of the reporting units and no impairment was indicated.

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which the Company recognizes and reports revenues.

Although FIN 46R requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investments in the Company’s consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise is allocated to deferred revenues.

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

3.  ASSETS HELD FOR SALE

During 2004, the Company identified five funeral home businesses and one cemetery business to be sold.  Unique circumstances that developed during the year influenced decisions to sell rather than operate these businesses.  The carrying value of the assets of the businesses had been analyzed and the carrying value of four funeral home businesses was reduced to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $3.7 million, a substantial portion of which is related to specifically identified goodwill.  The fair value less estimated costs to sell for the remaining two businesses were determined to be greater than its carrying value.  In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers.

The company closed on the sale of three funeral home businesses during the year.  Those transactions generated net cash proceeds totaling $3.3 million and a gain of approximately $1.1 million.

At December 31, 2004, assets and liabilities associated with the remaining two funeral home businesses and one cemetery business held for sale in the accompanying balance sheet consisted of the following (in thousands).  The December 31, 2003 balance sheet has been reclassified to conform to current year presentation.

	December 31, 2003	December 31, 2004
Assets:
Current assets	$289	$200
Property, plant and equipment, net	3,707	393
Preneed receivables and trust investments	—	2,378
Preneed funeral contracts	5	—
Preneed cemetery merchandise and service trust funds	1,731	—
Cemetery property, net	466	462
Cemetery perpetual care trust investments	—	455
Deferred obtaining costs	615	133
Deferred charges and other assets	459	—
Total	$7,272	$4,021

Liabilities:
Current liabilities	208	32
Senior long-term debt, net of current portion	220	—
Deferred cemetery revenue	2,312	515
Deferred preneed funeral contracts revenue	548	—
Non-controlling interests in funeral and cemetery trust investments	—	2,051
Total	$3,288	$2,598

Noncontrolling interests in perpetual care trust investments with assets held for sale	$—	$523

The operating results of the five funeral home businesses and one cemetery business held for sale, as well as the impairment charges and gains on disposal are presented in the discontinued operations section, along with the income tax effect, in the consolidated statements of operations on a comparative basis. Likewise, the operating results and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the years ended December 31,
	2002	2003	2004

Revenues, net	$4,859	$3,884	$2,300

Operating income	$1,167	$682	$412

In January 2005, the Company closed on the sale of the fourth funeral home business which generated net cash proceeds totaling $0.5 million and a gain of approximately $0.4 million.

4.  PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed Cemetery Receivables and Trust Investments

Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31, 2004 are as follows (in thousands):

December 31, 2004
Trust assets	$53,095
Receivables from customers, net	15,915
Unearned finance charges	(3,155)
Preneed cemetery receivables and trust investments	$65,855

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

The cost and market values associated with cemetery preneed trust assets at December 31, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature. Net unrealized gains increased $0.6 million from March 31, 2004, the date of adoption, through December 31, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$5,025	$—	$—	$5,025
Fixed income securities:
U.S. Treasury	156	—	(4)	152
U.S. Agency obligations	3,311	17	(19)	3,309
State obligations	15,695	339	(39)	15,995
Corporate	3,177	92	(15)	3,254
Equity securities:
Common stock	10,580	1,980	(63)	12,497
Mutual funds:
Equity	8,360	646	(7)	8,999
Fixed income	3,572	71	(37)	3,606

Trust investments	$49,876	$3,145	$(184)	$52,837

Accrued investment income	$258			258

Trust assets				$53,095

Market value as a percentage of cost				106.5%

The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,112
Due in one to five years	7,474
Due in five to ten years	14,036
Thereafter	88
$22,710

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

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at December 31, 2004 are as follows (in thousands):

December 31, 2004

Trust assets	$45,557
Receivables from customers	9,824
Allowance for contract cancellations	(5,887)

Preneed funeral receivables and trust investments	$49,494

The cost and market values associated with funeral preneed trust assets at December 31, 2004 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.  Net unrealized gains increased $0.2 million from March 31, 2004, the date of adoption, through December 31, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$12,885	$—	$—	$12,885
Fixed income securities:
U.S. Treasury	2,463	9	(19)	2,453
U.S. Agency obligations	199	—	(3)	196
State obligations	1,953	105	—	2,058
Corporate	1,601	60	(8)	1,653
Equity securities:
Common stock	2,258	635	(74)	2,819
Mutual funds:
Equity	6,486	648	(101)	7,033
Fixed income	16,579	44	(163)	16,460

Trust investments	$44,424	$1,501	$(368)	$45,557

Market value as a percentage of cost				102.6%

The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$398
Due in one to five years	2,921
Due in five to ten years	2,308
Thereafter	733
$6,360

Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized for the periods presented in the consolidated financial statements.

Cemetery Perpetual Care Trust Investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust funds with a corresponding amount as Non-controlling interests in perpetual care trusts. Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2004 are detailed below (in thousands).  The cost basis of the cemetery perpetual care trust investments below reflects an other than temporary decline in the trust assets of $0.1 million at December 31, 2004. The Company believes the unrealized losses related to the trust investments are temporary in nature. Net unrealized gains increased $0.5 million from March 31, 2004, the date of adoption, through December 31, 2004.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$4,239	$—	$—	$4,239
Fixed income securities:
U.S. Treasury	1,722	21	(4)	1,739
U.S. Agency obligation	4,511	25	(6)	4,530
State obligations	4,007	—	—	4,007
Corporate	2,940	179	(12)	3,107
Equity securities:
Common stock	7,488	983	(56)	8,415
Mutual funds:
Equity	1,621	140	(4)	1,757
Fixed income	3,221	38	(36)	3,223
Other assets	167	—	(117)	50

Trust investments	$29,916	$1,386	$(235)	$31,067

Accrued investment income	$134			134

Trust assets				$31,201

Market value as a percentage of cost				104.3%

The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$2,022
Due in one to five years	6,620
Due in five to ten years	4,606
Thereafter	135
$13,383

Receivables from Preneed Funeral Contracts

The receivables from preneed funeral contracts at December 31, 2004 represent assets in commingled trusts in which the Company does not have a controlling financial interest in the trust assets. The Company accounts for these investments at cost.

The components of the receivables from preneed funeral contracts in the consolidated balance sheet at December 31, 2004 are as follows (in thousands):

Amount due from preneed funeral trust funds	$18,430
Receivables from customers	1,695
Less: allowance for cancellation	(2,051)
$18,074

The following summary reflects the composition of the assets held in trust to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2004:
Cash and cash equivalents	$3,172	$3,172
Fixed income investments contract	11,021	10,798
Mutual funds and stocks	3,973	4,278
Annuities	264	264
Total	$18,430	$18,512

Receivables From Preneed Funeral Contracts

The components of the receivables from preneed funeral contracts in the consolidated balance sheet at December 31, 2003 were as follows (in thousands):

Amount due from preneed funeral trust funds	$87,580
Receivables from customers	15,364
Less: allowance for cancellation	(29,243)
$73,701

The following summary reflects the composition of the assets held in trust at December 31, 2003 to satisfy Carriage’s future obligations under preneed funeral arrangements. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
Trust fund investments:
Cash and cash equivalents	$16,169	$16,169
Fixed income investments contract	31,028	31,836
Mutual funds and stocks	19,925	19,777
Annuities	20,458	20,458
Total	$87,580	$88,240

Cemetery Merchandise and Service Trust Funds

The cemetery merchandise and service trust funds were invested in the following at December 31, 2003:

	Historical Cost Basis	Fair Value
	(in thousands)
Trust fund investments:
Cash and cash equivalents	$6,140	$6,140
Fixed income investments contract	17,901	18,679
Mutual funds and stocks	24,196	24,604
Total	$48,237	$49,423

Trust Investment Security Transactions

Investment security transactions recorded in Other income in the Consolidated Statements of Operations for period beginning with the adoption of FIN 46R through December 31, 2004 are as follows (in thousands):

Investment income	$3,121
Realized gains	1,897
Realized losses	(904)
Expenses	(676)
Increase in non-controlling interests in trust investments	(3,438)
$—

5.  PRENEED CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance policies. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. We changed our method of accounting for preneed funeral contracts secured by insurance at March 31, 2004 because we concluded that they are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have eliminated amounts relating to such preneed funeral contracts along with the corresponding deferred revenue from our consolidated balance sheets. The elimination of these amounts had no impact on our consolidated stockholders’ equity, results of operations or cash flows.

The preneed funeral contracts secured by insurance totaled $159.9 million at December 31, 2004.  The effect of the elimination of these amounts on our previously issued balance sheet at December 31, 2003 is as follows (in thousands):

December 31, 2003

Total assets as previously reported	$699,611
Elimination of preneed contracts secured by insurance	(160,694)
Total assets as revised	$538,917

Total liabilities as previously reported	$503,354
Elimination of deferred revenue	(160,694)
Total liabilities as revised	$342,660

6.  NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

The components of Non-controlling interests in funeral and cemetery trusts and Non-controlling interests in perpetual care trusts as of December 31, 2004 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total Preneed	Cemetery Perpetual Care

Trust assets, at market value	$45,557	$53,095	$98,652	$31,201
Pending withdrawals of income	—	—	—	(436)
Debt due to a perpetual care trust	—	—	—	1,117
Pending deposits	—	—	—	330

Non-controlling interests	$45,557	$53,095	$98,652	$32,212

Non-controlling interest in assets held for sale	$—	$2,051	$2,051	$523

7.         DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

Deferred charges and other non-current assets at December 31, 2003 and 2004 were as follows:

	2003	2004
	(in thousands)
Agreements not to compete, net of accumulated amortization of $3,280 and $3,659, respectively	$1,294	$1,080
Non-current cemetery accounts receivable	13,983	—
Deferred tax asset	1,459	1,733
Other	3,216	5,768
	$19,952	$8,581
Less: Deferred charges on assets held for sale	459	—
	$19,493	$8,581

The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred debt origination costs (included in “other” above) are being amortized over the term of the related debt. Non-current cemetery receivables result from the multi-year payment terms in the underlying contracts.

8.         LONG-TERM DEBT

Long-Term Debt

The Company’s long-term debt consisted of the following at December 31:

	2003	2004
	(in thousands)
Credit Facility, unsecured floating rate $40 million line at December 31, 2003 and $45 million line at December 31, 2004. Interest is due on a quarterly basis for prime rate indexed borrowings and on the maturity dates for the LIBOR indexed borrowings (weighted average interest rate was 5.36% at December 31, 2004), matures in March, 2006	$21,100	$25,600
Senior Notes	96,337	70,479
Acquisition debt	8,130	6,066
Other	4,372	2,657
Less: current portion	(24,364)	(2,088)
	$105,575	$102,714

In August 2003, Carriage replaced its $75 million revolving bank credit facility with a new $40 million unsecured revolving credit facility which matures in March 2006. In May 2004, Carriage exercised the option within its existing bank credit facility to increase the available commitment by $5 million to $45 million.  The two existing banks proportionately increased their commitments under the arrangement. Interest is payable at either the prime rate plus 1.25% or a rate indexed to LIBOR, at the option of the Company. Currently, the LIBOR option is set at LIBOR plus 275 basis points. The margin above LIBOR can vary from 200 basis points to 300 basis points in the future with changes in Carriage’s debt to EBITDA ratio, if any, as defined in the credit agreement.  The credit facility contains customary restrictive covenants, including a restriction on the payments of dividends on common stock and requires Carriage to maintain certain financial ratios. The credit facility reduces by $8.4375 million in March 2005 and by an additional $8.4375 million in September 2005. In addition, the commitment reduces by up to $5 million for the banks’ pro-rata share of proceeds from dispositions of assets. In order to comply with the conditions of the credit facility, the Company began deferring interest payments on the $93.75 million of convertible junior subordinated debenture payable to its affiliated trust, Carriage Services Capital Trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust have been deferred beginning with the September 1, 2003 payment. Additionally at December 31, 2004, the Company has used $1.1 million of the credit facility for letters of credit, the majority of which secures arrangements with the Company’s insurance provider. At December 31, 2004, $18.1 million was available under the credit facility.

Carriage recorded a pretax charge in the amount of $147,000 in the third quarter of 2003 in connection with replacing the previous credit facility. The change represents the unamortized loan origination costs related to the replaced credit facility.

On July 30, 2004, the Company paid the outstanding principal and interest on its Series A Senior Notes, which had an outstanding principal balance of $22.0 million. The Series B and C Senior Notes mature in tranches of $49.2 million in 2006 and $21.3 million in 2008 and bear interest at the fixed rates of 7.96% and 8.06%, respectively. The Senior Notes contain restrictive covenants similar to the credit facility (described above) and additionally require that a significant portion of any proceeds from the sales of assets be offered to the noteholders as prepayment of the amounts outstanding. During 2003 and 2004, prepayments were made in the amounts of $3.0 million and $2.7 million, respectively, related to proceeds from the sale of assets.

The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2003 and 2004.

Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with maturities from three to 15 years.

The aggregate maturities of long-term debt for the next five years as of December 31, 2004 are approximately $2,155,000, $76,873,000, $1,580,000, $23,420,000 and $534,000, respectively and $5,729,000 thereafter.

In January 2005, the Company issued $130 million of ten-year Senior Notes to refinance all of the senior debt and to bring current the deferred distributions on the convertible junior subordinated debenture and the TIDES securities (Note 19).

9.              CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

During June 1999, Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, completed the sale of 1,875,000 units of 7% convertible preferred securities (TIDES), resulting in approximately $90 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The Company has deferred the distributions, which with interest on the unpaid distributions totals $3.9 million at December 31, 2003 and $10.9 at December 31, 2004 (Note 19).

10.       OTHER INCOME

Other income is comprised of net gains from the disposition of various business assets in the amount of $865,000, $657,000 and $940,000 for the years ending December 31, 2002, 2003 and 2004, respectively.

11.       COMMITMENTS AND CONTINGENCIES

Leases

Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years.  Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense was approximately $4,587,000, $3,663,000 and $3,625,477 for 2002, 2003 and 2004, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount $2,341,000 in 2002, $2,019,000 in 2003 and $1,918,000 in 2004, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.

At December 31, 2004, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ended December 31,
2005	$2,306	$450
2006	1,681	439
2007	1,451	439
2008	1,221	447
2009	657	459
Thereafter	710	9,090

Total future minimum lease payments	$8,026	11,322
Less: amount representing interest		(5,830)
Less: current portion of obligations under capital leases		(67)
Long-term obligations under capital leases		$5,424

Agreements and Employee Benefits

Carriage obtained various agreements not to compete from former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years are approximately $1,306,000, $1,076,000, $803,000, $676,000 and $478,000, respectively and $1,432,000 thereafter.

The Company has entered into various consulting agreements with former owners of businesses acquired.  Payments for such agreements are generally not made in advance.  These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly.  The aggregate payments for the next five years are approximately $441,000, $222,000, $156,000, $99,000, $62,000, respectively and $38,000 thereafter.

The Company has entered into employment agreements with the executive officers.  These agreements are generally for two to five years and provide for future payments bi-weekly plus discretionary bonus payments.  These payments due under these agreements for the next five years are approximately $1,000,000, $850,000, $225,000, $225,000 and $225,000, respectively.

Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled approximately $336,000, $395,000 and $365,000 for 2002, 2003 and 2004, respectively. The Company does not offer any post-retirement or post-employment benefits.

Other Commitments

The Company has also entered into cancellable consulting agreements to modify and implement software to be used in our cemetery operations.  This project is estimated to be completed in 2005.  Progress payments are made based on the percentage of completion of the project.  The aggregate payments due under these agreements are approximately $500,000 at December 31, 2004.

Litigation

Carriage and its subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.

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

12.       INCOME TAXES

The provision (benefit) for income taxes from continuing operations for 2002, 2003 and 2004 consisted of:

	2002	2003	2004
	(in thousands)
Current:
U. S. Federal	$(1,410)	$—	$—
State	297	145	141
Total current provision (benefit)	(1,113)	145	141
Deferred:
U. S. Federal	(6,987)	3,174	(165)
State	(329)	200	95
Total deferred provision (benefit)	(7,316)	3,374	(70)
Total income tax provision (benefit)	$(8,429)	$3,519	$71

A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 2002, 2003 and 2004 is as follows:

	2002	2003	2004
Federal statutory rate	35.0%	35.0%	34.0%
Effect of state income taxes, net of federal benefit	2.0	2.5	2.5
Effect of non-deductible expenses and other, net	1.5	1.0	1.1
Change in valuation allowance	(112.8)	(1.1)	(37.0)
	(74.3)%	37.4%	0.6%

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2003 and 2004 were as follows:

	2003	2004
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,852	$5,527
Accrued liabilities and other	2,264	2,681
Amortization of non-compete agreements	2,027	1,923
Amortization and depreciation	(8,784)	(11,372)
Preneed revenue and costs, net	8,680	6,908
	9,039	5,667
Valuation allowance	(5,316)	(1,253)
Total net deferred tax assets	$3,723	$4,414

Current deferred tax asset	$2,264	$2,681
Non-current deferred tax asset	1,459	1,733
Total net deferred tax assets	$3,723	$4,414

The current deferred tax asset is included in Inventories and other current assets at December 31, 2003 and 2004.  The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2003 and 2004.

When the Company incurred restructuring costs and write-downs in late 2000 and implemented a plan to dispose of under performing businesses, there could be no assurance enough future taxable income would be generated to utilize the tax benefits created by the tax losses on asset sales.  To acknowledge this uncertainty, the Company recorded a valuation allowance. Based on positive operating results subsequent to 2000 and a forecast of future positive operating results, management determined in the first quarter of 2002 that it was more likely than not the Company would be able to utilize a substantial portion of these previously unrecognized tax assets and recorded a tax benefit in the amount of $12.8 million, equal to $0.73 per diluted share.  The Company has continued to reassess the amount of realizable deferred tax asset, updated through the filing of the 2003 tax return. Based on continuing profitable operating results, a stable capital structure and a forecast of future profitable operating results, management concluded it was more likely than not that the remaining federal deferred tax asset would be realized.  A tax benefit in the amount of $4.1 million, equal to $0.22 per diluted share, was recorded in the fourth quarter of 2004.

For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $10.6 million available at December 31, 2004 to offset future Federal taxable income, of which $3.9 million expires in 2021, $5.4 million in 2022, and $1.3 million in 2024. Carriage also has approximately $67 million of state net operating loss carryforwards that will expire between the years 2005 and 2024, if not utilized.  Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses.  The valuation allowance at December 31, 2004 is attributable to the deferred tax asset related to the state operating losses.

13.       STOCKHOLDERS’ EQUITY

Stock Option Plans

Carriage has four stock benefit plans currently in effect under which stock option grants may be issued: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”). Substantially all of the options granted under the four stock benefit plans have ten-year terms. The options generally vest over periods that range from two to four years.

Options under each of the plans at December 31, 2004 are as follows (in thousands):

	Reserved	Outstanding	Available to Issue

1995 Plan	1,450	687	111
1996 Plan	1,300	760	307
Directors’ Plan	350	255	45
Consultants’ Plan	100	8	92
Total	3,200	1,710	555

Each of the plans is administered by the Compensation Committee appointed by the Board of Directors. The plans allow for options to be granted as non-qualified options, incentive stock options, reload options, alternative appreciation rights and stock bonus options. Additionally, the 1995 and 1996 Plans allow for the issuance of restricted common stock bonus grants. The options are granted with an exercise price equal to or greater than the then fair market value of Carriage’s Common Stock as determined by the Board of Directors based on trading prices on the date of the option grant.

A summary of the status of the plans at December 31, 2002, 2003 and 2004 and changes during the years ended is presented in the table and narrative below:

	Year ended December 31,
	2002		2003		2004
	Shares (000)	Wtd. Avg. Ex Price	Shares (000)	Wtd. Avg. Ex Price	Shares (000)	Wtd. Avg. Ex Price
Outstanding at beginning of period	1,709	$3.35	1,782	$3.65	1,772	$3.70

Granted	375	4.68	144	3.73	110	4.74
Exercised	(167)	1.92	(101)	1.90	(134)	2.46
Canceled	(135)	4.97	(53)	5.65	(38)	8.27
Outstanding at end of year	1,782	3.65	1,772	3.70	1,710	3.64
Exercisable at end of year	1,352	3.47	1,421	3.62	1,455	3.50
Weighted average fair value of options granted	$2.40		$1.67		$2.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004, respectively: risk-free interest rates of 4.27%, 2.89% and 3.00%; expected dividend yield of 0% for each year; expected termination rate of 5%; expected lives of five years; expected volatility of 54%, 47% and 50%.

The following table further describes the Company’s outstanding stock options at December 31, 2004 (shares in thousands):

		Options Outstanding			Options Exercisable
Actual Range of Exercise Prices 150% increment		Number Outstanding at 12/31/04	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$1.19-	1.56	745	6.0	$1.20	745	$1.20
$2.06-	3.09	238	5.6	$2.89	231	$2.88
$3.12-	4.56	280	8.2	$4.11	109	$3.97
$4.77-	6.19	324	7.2	$4.93	247	$4.91
$7.56-	11.00	10	2.4	$8.70	10	$8.70
$13.25-	19.88	100	3.7	$15.34	100	$15.34
$21.00-	27.50	13	2.5	$21.53	13	$21.53
$1.19-	27.50	1,710	6.3	$3.64	1,455	$3.50

Employee Stock Purchase Plan

Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date.  In 2003, employees purchased a total of 111,638 shares at a weighted average price of $3.01 per share. During 2004, employees purchased a total of 120,195 shares at a weighted average price of $3.51 per share.

Deferred Compensation and Stock-Related Compensation

The Company issued 227,000 and 100,000 shares of restricted common stock to certain officers of the Company from the 1995 Plan in January 2003 and February 2004, respectively. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant. The value of the stock at the date of grant was $3.97 per share, for a total of $901,000, which is amortized into expense over the vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. The value of the shares at the grant date is charged to expense as the shares vest. During 2003 and 2004, the Company issued shares of common stock to directors in lieu of payment in cash for their fees, the value of which was charged to operations. A new director was elected on May 13, 2003, at which time he received an award of 20,000 shares of common stock, the value of which at the grant date is charged to operations as the shares vest.

14.       PREFERRED STOCK

The Company has 40,000,000 authorized shares of preferred stock, none of which is currently issued and outstanding.

15.       RELATED PARTY TRANSACTIONS

As an incentive, the Company entered into arrangements with two former owners, both of which have served as directors during the past three years, to pay them each 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2007, with a final payment equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the individuals to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two individuals totaled approximately $120,000, $60,000 and $110,000 for the years 2002, 2003 and 2004, respectively.

In connection with the 1997 acquisition of two funeral homes, a portion of the purchase price of each of those funeral homes was to be payable to one of the former owners referred to in the preceding paragraph based on a formula related to the annual field level cash flows subsequent to the year of acquisition. The business purpose was to determine the final purchase prices of the acquisitions since they were expected to show strong growth in cash flow. The terms were negotiated with the sellers, one of whom later was appointed as a director of Carriage. The contingent purchase price payment paid to the director totaled $572,243 during 2002.

During 2003, the Company was reimbursed for the cost of personnel and office expenses totaling approximately $87,000 from an entity in which the Company owns a minority (12%) interest and one of the entity’s directors is our Chief Executive Officer.  The Company sold its interest in the entity and our CEO resigned as director of the entity during 2004.

16.       EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share for 2002, 2003 and 2004:

	2002	2003	2004
	(in thousands, except per share data)
Numerator:
Net income from continuing operations available to common stockholders	$19,779	$5,898	$10,954
Net income (loss) from discontinued operations	499	727	(1,720)
Numerator for earnings per share — net income available to common stockholders	$20,278	$6,625	$9,234
Denominator:
Denominator for basic earnings per share — weighted average shares	16,973	17,444	17,786
Effect of dilutive securities:
Stock options	460	364	474
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	17,433	17,808	18,260
Basic earnings per share:
Continuing operations	$1.17	$0.34	$0.62
Discontinued operations	0.03	0.04	(0.10)
Net income	$1.20	$0.38	$0.52
Diluted earnings per share:
Continuing operations	$1.13	$0.33	$0.60
Discontinued operations	0.03	0.04	(0.09)
Net income	$1.16	$0.37	$0.51

Options to purchase 0.4 million shares, 0.6 million shares and 0.2 million shares were not included in the computation of diluted earnings per share for 2002, 2003 and 2004, respectively, because the exercise prices of the options were greater than the average market price of the common shares during those periods.

17.       MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2004	$112,816	$37,390	$—	$150,206
2003	112,588	34,351	—	146,939
2002	115,100	34,217	—	149,317
Net income from continuing operations:
2004	$17,685	$5,582	$(12,313)	$10,954
2003	20,574	5,370	(20,046)	5,898
2002	23,228	5,685	(9,134)	19,779
Total assets:
2004	$344,940	$205,230	$14,986	$565,156
2003	361,206	167,747	9,964	538,917
2002	371,839	163,750	14,359	549,948
Depreciation and amortization:
2004	$6,372	$3,198	$1,260	$10,830
2003	6,010	2,851	1,114	9,975
2002	5,940	2,848	777	9,565
Capital expenditures:
2004	$3,450	$1,154	$1,142	$5,746
2003	3,983	1,066	1,155	6,204
2002	4,446	805	780	6,031
Number of operating locations at year end:
2004	135	30	—	165
2003	139	30	—	169
2002	144	30	—	174
Interest expense and financing costs:
2004	$940	$205	$15,913	$17,058
2003	1,106	215	16,614	17,935
2002	1,239	243	18,233	19,715
Income tax expense (benefit) from continuing operations:
2004	$11,057	$3,087	$(14,073)	$71
2003	8,075	2,936	(7,492)	3,519
2002	9,025	2,293	(19,747)	(8,429)

18.       QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2003 and 2004, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net revenue from continuing operations	$40,388	$37,434	$35,808	$36,576
Gross profit from continuing operations	11,791	8,711	8,100	9,701
Income from continuing operations	$2,954	$1,663	$471	$5,866
Income (loss) from discontinued operations	98	(2,121)	686	(383)
Net income (loss)	$3,052	$(458)	$1,157	$5,483
Basic earnings per common share:
Income from continuing operations	$0.17	$0.09	$0.03	$0.33
Income (loss) from discontinued operations	—	(0.12)	0.04	(0.02)
Net income (loss) per basic share	$0.17	$(0.03)	$0.07	$0.31
Diluted earnings per common share:
Income from continuing operations	$0.16	$0.09	$0.03	$0.32
Income (loss) from discontinued Operations	0.01	(0.12)	0.04	(0.02)
Net income (loss) per diluted share	$0.17	$(0.03)	$0.07	$0.30
2003(a)
Net revenue from continuing operations	$37,496	$36,756	$34,941	$37,746
Gross profit from continuing operations	10,707	9,374	7,984	9,554
Income from continuing operations	$1,871	$2,009	$665	$1,353
Income from discontinued operations	185	287	181	74
Net income	$2,056	$2,296	$846	$1,427
Basic earnings per common share:
Income from continuing operations	$0.11	$0.12	$0.04	$0.08
Income from discontinued operations	0.01	0.01	0.01	0.01
Net income per basic share	$0.12	$0.13	$0.05	$0.09
Diluted earnings per common share:
Income from continuing operations	$0.11	$0.11	$0.04	$0.08
Income from discontinued operations	0.01	0.02	0.01	—
Net income per diluted share	$0.12	$0.13	$0.05	$0.08

(a)      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

19.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure as required for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2002	2003	2004

Cash paid for interest and financing costs	$19,153	$14,145	$9,854
Cash paid (refunded) for income taxes	$300	$137	$(2)
Stock issued to directors or officers	$67	$1,018	$—
Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts			$20,784
Purchase of available for sale securities of the funeral and cemetery trusts			$20,931
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests			$(878)

20.       SUBSEQUENT EVENT

In January 2005, the Company issued $130 million of Senior Notes due in 2015.  The proceeds from these notes were used to refinance all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debentures and the TIDES, and for general corporate purposes.  The Company’s bank credit facility was amended subsequent to year-end to permit the issuance of the Senior Notes.  In addition, the Company entered into a letter of commitment with Bank of America, its lead lender, for a $35 million Senior Secured Credit Facility.  The Senior Secured Credit Facility would mature five years from the closing date, would be secured by the Company’s assets (including certain funeral home real property) and would include financial covenants and limitations on stock redemptions, dividends and acquisitions.  The commitment is subject to certain conditions precedent to closing and completion of definitive documentation.

In connection with the early retirement of the senior debt from the proceeds, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs.  These charges equal $4.2 million after tax, or $0.23 per diluted share, and will be reported in the first quarter of 2005.

The following table sets forth the consolidated capitalization as of December 31, 2004 on an actual basis and on an as adjusted basis to give effect to the $130 million offering of 7.875% of Senior Notes due in 2015 and the transactions paying off our senior debt and accrued interest.

	As of December 31, 2004
	Actual	As Adjusted
	(in millions)
Senior Debt:
Existing Unsecured Credit Facility	$25.6	$—
Existing Senior Notes	70.5	—
New Senior Notes	—	130.0
Acquisition Debt	8.7	8.7
Capital Leases	5.5	5.5
Total Senior Debt	$110.3	$144.2
Subordinated Debt:
Subordinated Debt to Affiliate (TIDES)	$93.8	$93.8
TIDES Deferred Interest	10.9	—
Total Subordinated Debt	$104.7	$93.8
Total Debt	$215.0	$238.0
Total Stockholders’ Equity	116.4	112.2
Total Capitalization	$331.4	$350.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To Carriage Services, Inc.:

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Carriage Services, Inc. and subsidiaries for 2004 and 2003 included in this Form 10-K, and have issued our report thereon dated February 24, 2005. Our audits for the years ended December 31, 2004, 2003 and 2002, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 15 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

KPMG LLP

Houston, Texas

February 24, 2005

CARRIAGE SERVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Beginning of year	Charged to Costs and Expenses	Deduction	Balance End of Year

Year ended December 31, 2002:
Allowance for bad debts and contract cancellations	$3,515	$1,018	$1,689	$2,844
Litigation reserves	$26	$—	$—	$26
Environmental remediation reserves	$523	$—	$403	$120
Employee severance accruals	$2,364	$700	$719	$2,345
Office closing and other accruals	$1,987	$—	$583	$1,404

Year ended December 31, 2003:
Allowance for bad debts and contract cancellations	$2,844	$1,198	$2,235	$1,807
Litigation reserves	$26	$—	$26	$—
Environmental remediation reserves	$120	$18	$17	$121
Employee severance accruals	$2,345	$82	$992	$1,435
Office closing and other accruals	$1,404	$—	$565	$839

Year ended December 31, 2004:
Allowance for bad debts and contract cancellations	$1,807	$1,968	$2,835	$940
Environmental remediation reserves	$121	$—	$18	$103
Employee severance accruals	$1,435	$395	$808	$1,022
Office closing and other accruals	$839	$—	$507	$332

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

We currently expect the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company for its year ending December 31, 2005.  In order to comply with the Act, we are currently undergoing a comprehensive effort to document, verify and test key internal controls.  During the documentation and verification phases, which are still underway, we have identified certain internal control issues which management concluded should be improved.  However, to date we have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  Nonetheless, we are making improvements to our internal controls by revising or updating policies and procedures; training field personnel on procedures and best practices; improving segregation of duties when possible; enhancing information technology systems controls; and improving preventative controls.  If additional internal control issues are identified by our continuing compliance efforts, management will address the matter in a timely manner.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTIORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 120 days after the end of the last fiscal year.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2005 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1      FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004
Notes to Consolidated Financial Statements

(a)          2                 FINANCIAL STATEMENT SCHEDULES

The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Financial Statement Schedule II — Valuation and Qualifying Accounts

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

3.1

Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4

Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2

Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3

Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6

Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8

Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10

Credit Agreement dated August 4, 2003 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, As Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed August 6, 2003.

10.1

Note Purchase Agreement dated July 1, 1999, for Senior Notes Issuable in Series. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 1999.

10.2	Amendment No. 1 to Note Purchase Agreement dated November 6, 2000. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2000.

10.3	Amended and Restated 1995 Stock Incentive Plan. Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

10.4	Amendment No. 2 to 1995 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-85961.

10.5	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

10.6	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961.

10.7	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2004 Schedule 14A.

10.8	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A.

10.9	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593.

10.10	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2004 Schedule 14A.

10.11	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

10.12	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.13	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.14	Indemnity Agreement with Stuart W. Stedman dated December 18, 2000. Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.15	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.16	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

10.17	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2002.

10.18

Employment Agreement with Joseph Saporito, III dated September 16, 2002. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.

10.19

Letter to Bank of America reducing capacity of revolving credit facility. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2002.

10.20	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.

10.21	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.

10.22	Indemnity Agreement with James J. Benard dated May 13, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.

10.23	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003.

10.24	Employment agreement with James J. Benard dated January 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004.

10.25

Amendment No. 2 to Note Purchase Agreement among the Company and each of the holders of the Notes of the Company named therein dated May 28, 2004, Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2004.

*10.26	Employment agreement with Charles D. Sidun dated December 10, 2004.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 29, 2005.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chairman of the Board, Chief Executive
Melvin C. Payne	Officer, President and Director (Principal Executive Officer)	March 29, 2005

/s/ Joseph Saporito	Executive Vice President, Chief Financial
Joseph Saporito	Officer and Secretary (Principal Financial and Accounting Officer)	March 29, 2005

/s/ Joe R. Davis	Director	March 29, 2005
Joe R. Davis

/s/ Ronald A. Erickson	Director	March 29, 2005
Ronald A. Erickson

/s/ Vincent D. Foster	Director	March 29, 2005
Vincent D. Foster

/s/ Stuart W. Stedman	Director	March 29, 2005
Stuart W. Stedman

/s/ Mark E. Wilson	Director	March 29, 2005
Mark E. Wilson