Form 10-Q
period 2005-03-31
CARRIAGE SERVICES INC
filed 2005-05-13
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of May 6, 2005 was 18,286,610.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$9,111
Short term investments	—	6,919
Accounts receivable — trade, net of allowance for doubtful accounts of $940 in 2004 and $1,031 in 2005	12,941	13,651
Assets held for sale	4,021	3,529
Inventories and other current assets	12,815	13,716
Total current assets	31,725	46,926
Preneed receivables and trust investments:
Cemetery	65,855	66,508
Funeral	49,494	49,335
Receivable from funeral trusts	18,074	17,636
Property, plant and equipment, at cost, net of accumulated depreciation of $40,531 in 2004 and $42,196 in 2005	104,893	105,241
Cemetery property	62,649	62,425
Goodwill	156,983	156,983
Deferred obtaining costs	35,701	36,514
Deferred charges and other non-current assets	8,581	11,938
Cemetery perpetual care trust investments	31,201	31,091
Total assets	$565,156	$584,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,039	$19,222
Liabilities associated with assets held for sale	2,598	2,557
Current portion of senior long-term debt and capital leases obligations	2,155	2,178
Total current liabilities	26,792	23,957
Senior long-term debt, net of current portion	102,714	135,929
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	5,424	5,403
Deferred interest on convertible junior subordinated debenture	10,891	—
Preneed obligations:
Deferred cemetery revenue	46,787	47,847
Deferred preneed funeral contracts revenue	30,973	30,325
Non-controlling interests in funeral and cemetery trust investments	98,652	99,089
Total liabilities	415,983	436,300
Commitments and contingencies
Non-controlling interests in perpetual care trust investments	32,212	31,322
Non-controlling interests in perpetual care trust investments associated with assets held for sale	523	511
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,910,000 and 18,246,000 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	179	182
Contributed capital	188,029	189,626
Accumulated deficit	(71,056)	(71,427)
Deferred compensation	(714)	(1,920)
Total stockholders’ equity	116,438	116,462
Total liabilities and stockholders’ equity	$565,156	$584,595

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2004	2005
Revenues, net
Funeral	$30,775	$31,817
Cemetery	9,613	10,197
	40,388	42,014
Costs and expenses
Funeral	21,456	21,811
Cemetery	7,141	7,155
	28,597	28,966
Gross profit	11,791	13,048
General and administrative expenses	2,683	2,779
Operating income	9,108	10,269
Interest expense	4,382	4,663
Additional interest and other costs on senior debt refinancing	—	6,693
Other income	—	(57)
Total interest and other	4,382	11,299
Income (loss) from continuing operations before income taxes	4,726	(1,030)
(Provision) benefit for income taxes	(1,772)	386
Net income (loss) from continuing operations	2,954	(644)
Discontinued operations
Operating income from discontinued operations	157	84
Gain on sales of discontinued operations	—	353
Income tax provision	(59)	(164)
Income from discontinued operations	98	273
Net income (loss)	$3,052	$(371)

Basic earnings (loss) per common share
Continuing operations	$0.17	$(0.04)
Discontinued operations	$—	$0.02
Net income (loss)	$0.17	$(0.02)
Diluted earnings (loss) per common share
Continuing operations	$0.16	$(0.04)
Discontinued operations	$0.01	$0.02
Net income (loss)	$0.17	$(0.02)
Weighted average number of common and common equivalent shares outstanding:
Basic	17,655	18,127
Diluted	18,139	18,127

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,954	$(644)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	1,745	1,694
Amortization	1,315	1,249
Provision for losses on accounts receivable	577	768
Stock-related compensation	164	181
Loss on early extinguishment of debt	—	738
Loss on sale of trust investments	235	—
Deferred income taxes	1,773	(385)
Other	(5)	(2)
Changes in assets and liabilities, net of effects from dispositions
(Increase) in accounts receivable	(720)	(3,382)
(Increase) in inventories and other current assets	(430)	(900)
(Increase) in deferred charges and other	(104)	—
(Increase) in deferred obtaining costs	(1,120)	(1,255)
(Increase) in preneed trust investments	(1,097)	(1,486)
(Decrease) in accounts payable and accrued liabilities	(2,833)	(2,820)
Increase in deferred preneed revenue	1,020	3,164
Increase (decrease) in deferred interest on convertible junior subordinated debenture	1,709	(10,891)
Net cash provided by (used in) operating activities of continuing operations	5,183	(13,971)
Net cash provided by operating activities of discontinued operations	291	57
Net cash provided by (used in) operating activities	5,474	(13,914)

Cash flows from investing activities:
Purchase of short term investments	—	(6,919)
Capital expenditures	(744)	(1,738)
Net cash used in investing activities of continuing operations	(744)	(8,657)
Net cash provided by (used in) investing activities of discontinued operations	(45)	505
Net cash used in investing activities	(789)	(8,152)

Cash flows from financing activities:
Payments on bank line of credit	(3,100)	(25,600)
Proceeds from the issuance of senior notes	—	130,000
Net payments on senior long-term debt and obligations under capital leases	(2,052)	(71,188)
Proceeds from issuance of common stock	72	110
Proceeds from the exercise of stock options	46	82
Payment of loan origination costs	—	(4,175)
Net cash provided by (used in) financing activities of continuing operations	(5,034)	29,229
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(5,034)	29,229

Net increase (decrease) in cash and cash equivalents	(349)	7,163
Cash and cash equivalents at beginning of period	2,024	1,948
Cash and cash equivalents at end of period	$1,675	$9,111

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              BASIS OF PRESENTATION

(a)          The Company

Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of March 31, 2005, the Company owned and operated 134 funeral homes and 30 cemeteries in 28 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)  Interim Condensed Disclosures

The information for the three month period ended March 31, 2004 and 2005 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2004 in this report have been reclassified to conform to current year presentation.

(d)  Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

(e)  Use of Estimates

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

2.              RECENTLY APPLIED AND FUTURE ACCOUNTING CHANGES

Consolidation of Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds are reported at market value and the Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which the Company recognizes and reports revenues.

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

Stock Related Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees.  FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services.  FAS No. 123R is effective in the first annual reporting period of the first fiscal year beginning on or after June 15, 2005.  The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements.  The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position or cash flows of the Company, and will reduce earnings in 2006 by the approximate amount disclosed in Note 10.

3.              ASSETS HELD FOR SALE

During 2004 the Company identified certain businesses to be sold, of which two funeral homes and a cemetery business remained for sale at December 31, 2004. The carrying values of the assets of one funeral home business were reduced in the fourth quarter of 2004 to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $0.2 million, a substantial portion of which related to specifically identified goodwill. The fair values less estimated costs to sell for the cemetery business and the other funeral home business were determined to be greater than the carrying values. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers. During January 2005 the Company closed on the sale of one of the funeral home businesses. The sale transaction generated net cash proceeds totaling $0.5 million and a gain of approximately $0.3 million. At December 31, 2004 and March 31, 2005, assets and liabilities associated with the businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

	December 31, 2004	March 31, 2005
Assets:
Current assets	$200	$161
Property, plant and equipment, net	393	52
Preneed receivables and trust investments	2,378	2,374
Cemetery property, net	462	459
Cemetery perpetual care trust investments	455	451
Deferred obtaining costs	133	32
Total	$4,021	$3,529

Liabilities:
Current liabilities	32	14
Deferred cemetery revenue	515	478
Non-controlling interests in funeral and cemetery trust investments	2,051	2,065
Total	$2,598	$2,557

Noncontrolling interests in perpetual care trust investments with assets held for sale	$523	$511

The operating results of the funeral home and cemetery businesses held for sale and the funeral home sold during the quarter, as well as the gain on the disposal are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect on a comparative basis. Likewise, the operating results, the impairment charges and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months ended March 31,
	2004	2005

Revenues, net	$785	$267

Operating income	$157	$84

4.              SHORT TERM INVESTMENTS

Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase.  Short term investments at March 31, 2005 consisted of the following (amounts in thousands):

	Term (in days)	Rate	Maturity Date	Face	Cost and Market Value

Commercial paper	142	2.72%	July 14, 2005	$5,000	$4,946

Commercial paper	160	3.08%	August 31, 2005	$2,000	$1,973

					$6,919

5.              PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed cemetery receivables and trust investments

Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at March 31, 2005 are as follows (in thousands):

March 31, 2005
Trust investments	$53,210
Receivables from customers, excluding current portion, net	16,549
Unearned finance charges	(3,251)
Preneed cemetery receivables and trust investments	$66,508

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

The cost and market values associated with cemetery preneed trust investments at March 31, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at March 31, 2005 are temporary in nature. Net unrealized gains decreased $0.6 million for the three months ended March 31, 2005.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$6,322	$—	$—	$6,322
Fixed income securities:
U.S. Treasury	156	—	(7)	149
U.S. Agency obligations	4,670	18	(48)	4,640
State obligations	12,863	232	(151)	12,944
Corporate	3,177	56	(37)	3,196

Common stock	12,163	2,029	(228)	13,964
Mutual funds:
Equity	7,829	317	(32)	8,114
Fixed income	3,393	27	(51)	3,369
Other investments	271	10	—	281

	$50,844	$2,689	$(554)	$52,979

Accrued net investment income	$231			231

Trust investments				$53,210

Market value as a percentage of cost				105%

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

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at March 31, 2005 are as follows (in thousands):

March 31, 2005

Trust investments	$45,879
Receivables from customers	9,317
Allowance for contract cancellations	(5,861)

Preneed funeral receivables and trust investments	$49,335

The cost and market values associated with funeral preneed trust investments at March 31, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at March 31, 2005 are temporary in nature.  Net unrealized gains increased $0.2 million for the three months ended March 31, 2005.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$15,191	$—	$—	$15,191
Fixed income securities:
U.S. Treasury	2,740	5	(28)	2,717
U.S. Agency obligations	1,953	105	—	2,058
State obligations	1,633	56	(13)	1,676
Corporate	198	—	(3)	195
Common stock	2,552	828	(43)	3,337
Mutual funds:
Equity	7,026	624	(120)	7,530
Fixed income	13,276	60	(161)	13,175

Trust investments	$44,569	$1,678	$(368)	$45,879

Market value as a percentage of cost				103%

Cemetery perpetual care trust investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2005 are detailed below (in thousands).  The Company believes the unrealized losses related to the trust investments at March 31, 2005 are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$2,397	$—	$(1)	$2,396
Fixed income securities:
U.S. Treasury	1,522	12	(17)	1,517
U.S. Agency obligation	7,398	16	(57)	7,357
State obligations	158	—	—	158
Corporate	2,874	124	(20)	2,978
Common stock	9,112	980	(203)	9,889
Mutual funds:
Equity	1,807	46	(38)	1,815
Fixed income	4,212	6	(69)	4,149
Other assets	771	7	(117)	661

	$30,251	$1,191	$(522)	$30,920

Accrued net investment income	$171			171

Trust investments				$31,091

Market value as a percentage of cost				103%

Receivable from Preneed Funeral Contracts

The receivable from funeral trusts at March 31, 2005 represent assets in commingled trusts in which the Company does not have a controlling financial interest in the trust assets. The Company accounts for these investments at cost.

Trust Investment Security Transactions

Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three months ended March 31, 2005 are as follows (in thousands).  Since the Company adopted FIN46R as of March 31, 2004, there was no effect on the Consolidated Statement of Operations for the three months ended March 31, 2004.

Three months ended March 31, 2005

Investment income	$804
Realized gains	1,061
Realized losses	(163)
Expenses	(185)
Increase in non-controlling interests in trust investments	(1,517)
$—

6.              CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. We changed our method of accounting for preneed funeral contracts secured by insurance at March 31, 2004 because we concluded that they are not assets and liabilities as defined by Statement of Financial Accounting Concepts No. 6, “Elements in Financial Statements.” Therefore, we have eliminated amounts relating to such preneed funeral contracts along with the corresponding deferred revenue from our consolidated balance sheet. The elimination of these amounts had no impact on our consolidated stockholders’ equity, results of operations or cash flows. The preneed funeral contracts secured by insurance totaled $160.6 million at March 31, 2005.

7.              NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

The components of Non-controlling interests in funeral and cemetery trusts and Non-controlling interests in perpetual care trusts as of March 31, 2005 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total Preneed	Cemetery Perpetual Care

Trust assets, at market value	$45,879	$53,210	$99,089	$31,091
Pending withdrawals of income	—	—	—	(1,250)
Debt due to a perpetual care trust	—	—	—	1,111
Pending deposits	—	—	—	370
	$—	$—	$—	$231

Non-controlling interests	$45,879	$53,210	$99,089	$31,322
Non-controlling interests in assets held for sale	$—	$2,065	$2,065	$511

8.              MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues from continuing operations:
Three months ended March 31, 2005	$31,817	$10,197	$—	$42,014
Three months ended March 31, 2004	30,775	9,613	—	40,388

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2005	$10,005	$3,042	$(14,077)	$(1,030)
Three months ended March 31, 2004	9,319	2,472	(7,065)	4,726

Total assets:
March 31, 2005	$344,527	$206,431	$33,637	$584,595
December 31, 2004	344,940	205,230	14,986	565,156

9.              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the three months ended March 31,
	2004	2005

Cash paid for interest and financing costs	$4,365	$22,196

Cash paid for income taxes (state)	$57	$195

Common stock issued to officers	$—	$1,337

Restricted cash investing and financing activities:

Proceeds from the sale of securities of the funeral and cemetery trusts		$12,434

Purchase of available for sale securities of the funeral and cemetery trusts		$20,440

Net deposits in trust accounts increasing noncontrolling interests		$328

Amortization for the three month periods ended March 31, 2004 and 2005 consists of the following (in thousands):

	March 31, 2004	March 31, 2005

Intangible assets	$83	$79
Loan origination fees	260	236
Preneed contract obtaining costs	346	434
Cemetery interment and entombment costs	626	500
	$1,315	$1,249

10.       EMPLOYEE STOCK PLANS

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

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts (in thousands, except per share data):

	Three months ended March 31,
	2004	2005
Net income (loss) available to common stockholders:
As reported	$3,052	$(371)
Pro forma	$2,942	$(481)

Net income (loss) per share available to common stockholders:
Basic
As reported	$0.17	$(0.02)
Pro forma	$0.17	$(0.03)
Diluted
As reported	$0.17	$(0.02)
Pro forma	$0.16	$(0.03)

The Company issued 268,000 shares of restricted common stock to certain officers of the Company in the three months ended March 31, 2005. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant.

The value of the stock at the date of grant was $4.99 per share, for a total of $1,337,320, which is amortized into expense over the vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees. The value of the shares at the grant date is charged to expense.  The Company issued 3,255 and 2,886 shares of common stock to directors equal to a charge of approximately $16,000 each period in lieu of payment in cash for their fees for the first quarter of 2004 and 2005, respectively.

11.       DEBT

At December 31, 2004, Carriage had a $45 million revolving bank credit facility that was scheduled to mature in March 2006.  See Note 13.  Interest is payable at either the prime rate plus 1.25% or a rate indexed to LIBOR, at the option of the Company. Currently, the LIBOR option is set at LIBOR plus 275 basis points.  In order to comply with the conditions of the credit facility, the Company began deferring interest payments in September 2003 on the $93.75 million of convertible junior subordinated debenture payable to its affiliated trust, Carriage Services Capital Trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust were deferred. In March 2005, the Company paid the cumulative deferred distributions on the TIDES of $10.9 million.  At March 31, 2005, there were no outstanding borrowings under the credit facility.

In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015.  The proceeds from these notes were used to refinance all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes.  The Company’s bank credit facility was amended to permit the issuance of the Senior Notes.  The Company filed a registration statement on Form S-4 on April 27, 2005 with the Securities Exchange Commission to provide the Senior Note holders with registration rates and will use its best efforts to have the registration statement declared effective within 180 days from the issue date, January 27, 2005.  However, should the registration statement not be declared effective within 180 days of the issue date, the interest rate on the Senior Notes will increase by 0.25 percent per annum for each successive 90 day period after the 180 days up to a maximum of 1.0 percent per annum until the registration statement is declared effective.

Carriage, the parent entity, has no independent assets or operations. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds our debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the new Senior Notes. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the new Senior Notes.

In connection with the senior debt refinancing, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs.  These charges which aggregate $4.2 million after tax, or $0.23 per diluted share, are included in the Consolidated Statement of Operations as additional interest and other costs on senior debt refinancing for the first quarter of 2005.

12.       SUBSEQUENT EVENT

Effective April 27, 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility that was scheduled to mature in 2006. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 3 percent and is collateralized by all personal property and funeral home real property in certain states.  The facility is currently undrawn and no borrowings are anticipated during 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words.

Cautionary Statements

The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of the Company. For further information regarding the Company’s cautionary statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 annual report filed on Form 10-K.

Risks related to our business

(1)  Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and margins.

(2)  Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.

(3)  Improved performance in our funeral segment is highly dependent upon successful execution of our standards-based Being the Best operating model.

(4)  Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.

(5)  Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets.

(6)  Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.

(7)  Increased costs may have a negative impact on our earnings and cash flows.

(8)  Increases in interest rates would increase interest costs on our variable-rate indebtedness and could have a material adverse effect on our net income.

(9)  Covenant restrictions under our debt instruments may limit our flexibility in operating our business.

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

(4)  Because the funeral and cemetery businesses are high fixed-cost businesses, changes in revenue can have a disproportionately large effect on cash flow and profits.

(5)  Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

OVERVIEW

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of March 31, 2005, we operated 134 funeral homes and 30 cemeteries in 28 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract.  In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 32% of the average revenue earned from a traditional burial service. Funeral homes have a high fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.

During the second half of 2003, we implemented several significant changes in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful funeral operation, organized around three primary areas – market share, people and operating and financial metrics.

The cemetery operating results are affected by the size and success of our sales organization because approximately 47% of our cemetery revenues for the three months ended March 31, 2005 relate to sales of grave sites and mausoleums and related merchandise before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 14% of our cemetery revenues for the three months ended March 31, 2005 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Net loss from continuing operations for the first quarter of 2005 totaled $0.6 million, equal to ($0.04) per diluted share as compared to net income from continuing operations of $3.0 million for the first quarter of 2004, or $0.16 per diluted share. The variance between the two periods was primarily due to a make-whole payment to the former debtholders in connection with the repayment of the previously outstanding senior debt.  We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005.  The make-whole payment resulted in additional interest of $6.0 million and a charge in the amount of $0.7 million to write off the related unamortized loan costs, in total equal to $0.23 per diluted share.  Excluding this effect, total diluted earnings per share from continuing operations for the first quarter of 2005 equaled $0.19 compared to the prior year first quarter of $0.16 because of modest increases in volumes, averages and margins in the funeral divisions and higher preneed trust income in the cemetery division.

Income from discontinued operations for the first quarter of 2005 totaled $0.3 million, equal to $0.02 per diluted share, and consisted primarily of a gain on the sale of a funeral home business.  Income from discontinued operations for the first quarter of 2004 totaled $0.1 million, equal to $0.01 per diluted share, and consisted of operating income of the discontinued businesses.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowances for customer cancellations, refunds and bad debts are provided at the date that the sale is recognized as revenue based on our historical experience.  In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.  When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission from the sale of the policies.  Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued.

Deferred Obtaining Costs

Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts.  These costs are deferred and amortized into funeral and cemetery costs and expenses over the period we expect to perform the services or delivery of the merchandise covered by the preneed contracts.  The periods over which the costs are recognized are based on actuarial statistics for the actual contracts we hold, provided by a third party administrator.

Goodwill and Other Intangible Assets

The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.  Many of the acquired funeral homes have provided high quality service to families for generations.  The resulting loyalty often represents a substantial portion of the value of a funeral business.  Goodwill is typically not associated with or recorded for the cemetery businesses.  In accordance with SFAS No. 142 we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value.  Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses.  The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates.  If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.

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

Stock Compensation Plans

The Company has four stock incentive plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended March 31, 2004 and 2005, net income for those periods would have been lower by approximately $0.01 for each period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees.  FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services.  FAS No. 123R is effective in the first annual reporting period of the first fiscal year beginning on or after June 15, 2005.  The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements.  The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position or cash flows of the Company, and will reduce earnings in 2006 by an estimated $0.03 per diluted share.

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

Also beginning March 31, 2004, the Company recognizes realized income, gains and losses, of the preneed trusts and cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.

For preneed trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated realized earnings accumulated, when the contracted services have been performed and merchandise delivered. For cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and distributable.  Such earnings are intended to defray cemetery maintenance costs incurred by the Company.

Impairment of Long-Lived Assets

Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell.  The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented which represents a change in classification to our previously issued consolidated financial statements filed prior to our quarterly report on Form 10-Q for the periods ended June 30, 2004.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three month periods ended March 31, 2004 and 2005. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2005.  For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.

Three months ended March 31, 2004 compared to three months ended March 31, 2005 (dollars in thousands):

	Three Months Ended March 31,		Change
	2004	2005	Amount	Percent

Total same-store revenue	$30,457	$31,350	$893	2.9%
Less businesses held for sale	—	—	—	—
Preneed insurance commissions revenue	318	467	149	46.9%
Revenues from continuing operations	$30,775	$31,817	$1,042	3.4%
Revenues from discontinued operations	$616	$19	$(597)	*

Total same-store gross profit	$9,001	$9,539	$538	6.0%
Less businesses held for sale	—	—	—	—
Preneed insurance commissions revenue	318	467	149	46.9%
Gross profit from continuing operations	$9,319	$10,006	$687	7.4%
Gross profit from discontinued operations	$109	$(21)	$(130)	*

* not meaningful

Funeral same-store revenues for the three months ended March 31, 2005 increased 2.9 percent when compared to the three months ended March 31, 2004, as we experienced a increase of 1.0 percent in the number of contracts and an increase of 1.9 percent to $4,942 in the average revenue per contract for those existing operations.  Cremation services represented 32.8 percent of the number of funeral services during the first quarter of 2005 compared to 31.8 percent in the first quarter of 2004.  The average revenue for burial contracts increased 3.3 percent to $6,694, while the average revenue for cremation contracts increased 3.7 percent to $2,394.

Total funeral same-store gross profit for the three months ended March 31, 2005 increased $0.5 million from the comparable three months of 2004, and as a percentage of funeral same-store revenue, increased from 29.6 percent to 30.4 percent.  We achieved positive operating leverage because of better execution of our new standards-based operating model.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2005:

Three months ended March 31, 2004 compared to the three months ended March 31, 2005 (dollars in thousands)

	Three Months Ended March 31,		Change
	2004	2005	Amount	Percent

Total same-store revenues	$9,782	$10,445	$663	6.8%
Less businesses held for sale	(169)	(248)	(79)	*
Revenues from continuing operations	$9,613	$10,197	$584	6.1%
Revenues from discontinued operations	$169	$248	$79	*

Total same-store gross profit	$2,520	$3,147	$627	24.9%
Less businesses held for sale	(48)	(105)	(57)	*
Gross profit from continuing operations	$2,472	$3,042	$570	23.1%
Gross profit from discontinued operations	$48	$105	$57	*

* not meaningful

Cemetery revenues from continuing operations for the three months ended March 31, 2005 increased $0.6 million, or 6.1 percent, compared to the three months ended March 31, 2004 primarily because of securities gains recognized in the perpetual care trusts.  Atneed property revenue increased 7.8 percent and the average selling price for each interment site sold was 14.7 percent greater than the same period in the prior year.  The number of preneed contracts written in the first three months of 2005 declined 1.7 percent to 2,404 compared to the same period in 2004.  Average revenue per preneed contract written during the first quarter of 2005 increased 10.2 percent to $2,884 compared to the first quarter of 2004.  Financial revenues (trust earnings and finance charges on installment contracts) increased $0.8 million compared to the first quarter of the prior year because of $0.6 million recognized gains on sales of securities in the perpetual care trust funds in 2005 compared to recognized losses of $0.2 million in 2004.

Cemetery gross profit from continuing operations for the three months ended March 31, 2005 increased $0.6 million from the comparable three months of 2004.  Cemetery gross profit from continuing operations as a percentage of revenues increased from 25.7 percent to 29.8 percent primarily because securities gains totaling $0.6 million were recognized in the 2005 quarter compared to securities losses totaling $0.2 million in the 2004 quarter.

Other.  General and administrative expenses, for the three months ended March 31, 2005 increased $0.1 million approximately 3.6 percent, as compared to the first quarter of 2004 primarily because the 2005 period included higher salaries and incentive compensation.

Interest expense for the three month period ended March 31, 2005 increased $0.3 million, or 6.4 percent, compared to the three month period ended March 31, 2004 because the total debt is higher in the 2005 period.  Additionally, the current year expense is negatively impacted by higher loan fees and compound interest on the deferred distributions on the convertible junior subordinated debenture.

Income Taxes.   The Company provided income taxes at the expected effective annual rate of 37.5 percent for continuing operations for the three months ended March 31, 2004 and 2005.

The Company has net operating loss carryforwards totaling approximately $13.2 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $9.1 million at March 31, 2005, representing an increase of $7.2 million from December 31, 2004. Historically, it had been Carriage’s practice to apply available cash against its revolving line of credit, described below, to minimize interest expense.  If the Company needed cash for working capital or investment purposes, it could draw on the line of credit so long as the Company is in compliance with the loan covenants and committed funds are available.  At March 31, 2005, there were no amounts outstanding on the line of credit.  For the three months ended March 31, 2005, cash used by operating activities was $13.9 million as compared to cash provided of $5.5 million for the three months ended Mach 31, 2004. Cash used by operating activities was impacted by the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million.  Cash used by investing activities was $8.2 million for the three months ended March 31, 2005 compared to $0.8 million for the first three months of 2004  as cash provided by the senior debt refinancing was invested in short term investments and capital expenditures increased $1.0 million from the 2004 period.  Cash provided by financing activities was a function of the net proceeds from the Senior Notes offering which was used primarily to repay all senior debt then outstanding.

In January 2005, the Company issued 7.875 percent $130 million of Senior Notes at par, due in 2015.  The proceeds from these notes were used to refinance all senior debt, including payments for accrued interest and make-whole payment, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes.  The Company’s bank credit facility was amended subsequent to year-end to permit the issuance of the Senior Notes; however, this amendment did not create any additional indebtedness by the Company.  The refinancing improved the Company’s liquidity because debt totaling approximately $96 million due in 2006 and 2008 was replaced by debt maturing in ten years.

The Company’s senior debt at March 31, 2005 totaled $143.5 million and consisted of the $130.0 million in Senior Notes, a $45 million revolving line of credit (none of which was outstanding at the time) and $13.5 million in acquisition indebtedness and capital lease obligations.  Additionally, $0.7 million in letters of credit have been issued from the credit facility and are outstanding at March 31, 2005.

As of March 31, 2005, the Company’s senior debt to total capitalization was 40.6 percent as compared to 34.3 percent at December 31, 2004.

The Company’s convertible junior subordinated debenture at March 31, 2005 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029.  Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES).  The rights of the debenture are functionally equivalent to those of the TIDES.

The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company, in complying with the conditions of the existing credit facility, began deferring interest payments on the subordinated debenture payable to the Company’s affiliated trust beginning with the September 1, 2003 payment.  In March 2005, the Company paid the $10.3 million for the cumulative deferred distributions on the TIDES.

Effective April 27, 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility that was scheduled to mature in 2006. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 3 percent, matures in five years and is collateralized by all personal property and funeral home real property in certain states.  The facility is currently undrawn and no borrowings are anticipated during 2005.

The Company intends to use cash flow provided by operations, net of investments in property, plant and equipment, to acquire funeral home and cemetery businesses.  The Company does not intend to draw on its revolving credit facility to finance acquisitions.

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

Item 3.           Quantitative and Qualitative Disclosures of Market Risk

Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s 2004 annual report filed on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2004.

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

Based on our current stock price, we expect, as of June 30, 2005, to become an accelerated filer.  As an accelerated filer, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005, we will be required to perform a review of our internal controls over financial reporting, and our internal controls over financial reporting will be audited by our independent accountant.  In order to comply with the Act, we are currently undergoing a comprehensive effort to document, verify and test key internal controls.  During the documentation and verification phases, which are still underway, we have identified certain internal control issues which management concluded should be improved.  However, to date we have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  Nonetheless, we are making improvements to our internal controls by revising or updating policies and procedures; training field personnel on procedures and best practices; improving segregation of duties when possible; enhancing information technology systems controls; and improving preventative controls.  If additional internal control issues are identified by our continuing compliance efforts, management will address the matter in a timely manner.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business.  While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.

We carry insurance with coverage and coverage limits consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that such insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Item 6.    Exhibits

4.1

 — First Amendment to the Credit Agreement dated January 7, 2005 among Carriage Services,  Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, Nation al Association, As Syndication Agent and Other Lenders.

4.2

 — Second Amendment to the Credit Agreement dated March 25, 2005 among Carriage Services,  Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, Nation al Association, As Syndication Agent and Other Lenders.

4.3

 — Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein,  as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.4

 – Registration Rights Agreement dated as of January 27, 2005 among Carriage Services, Inc., the  Guarantors named therein, and the Initial Purchasers named herein. Incorporated herein by reference to exhibit 4.2 to the Company’s current report on Form 8-K dated January 27, 2005.

10.2	— Employment Agreement with George J. Klug dated March 30, 2005

11.1	— Computation of Per Share Earnings

31.1	— Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	— Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

May 13, 2005	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President and Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CARRIAGE SERVICES, INC.

INDEX OF EXHIBITS

       (a) Exhibits

4.1

First Amendment to the Credit Agreement dated January 7, 2005 among Carriage Services,  Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, Nation al Association, As Syndication Agent and Other Lenders.

4.2

Second Amendment to the Credit Agreement dated March 25, 2005 among Carriage Services,  Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, Nation al Association, As Syndication Agent and Other Lenders.

4.3

Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein,  as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.4

Registration Rights Agreement dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors  named therein, and the Initial Purchasers named herein. Incorporated herein by reference to exhibit 4.2 to the Company’s current report on Form 8-K dated Janury 27, 2005.

10.2	Employment Agreement with George J. Klug dated March 30, 2005

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350