Form 10-Q
period 2005-06-30
CARRIAGE SERVICES INC
filed 2005-08-12
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of  August 9, 2005 was 18,421,000.

CARRIAGE SERVICES, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005 (unaudited)

Consolidated Unaudited Statements of Operations for the Three Months ended June 30, 2004 and 2005 and Six Months ended June 30, 2004 and 2005

Consolidated Unaudited Statements of Cash Flows for the Six Months ended June 30, 2004 and 2005

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$8,352
Short term investments	—	12,849
Accounts receivable — trade, net of allowance for doubtful accounts of $940 in 2004 and $1,034 in 2005	12,941	12,562
Assets held for sale	4,021	6,546
Inventories and other current assets	12,815	13,198
Total current assets	31,725	53,507
Preneed receivables and trust investments:
Cemetery	65,855	66,300
Funeral	49,494	48,288
Receivable from funeral trusts	18,074	17,483
Property, plant and equipment, at cost, net of accumulated depreciation of $40,531 in 2004 and $43,386 in 2005	104,893	105,201
Cemetery property	62,649	61,237
Goodwill	156,983	156,983
Deferred obtaining costs	35,701	—
Deferred charges and other non-current assets	8,581	25,325
Cemetery perpetual care trust investments	31,201	32,655
Total assets	$565,156	$566,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,991	$4,233
Accrued liabilities	16,048	16,944
Liabilities associated with assets held for sale	2,598	6,100
Current portion of senior long-term debt and capital leases obligations	2,155	2,180
Total current liabilities	26,792	29,457
Senior long-term debt, net of current portion	102,714	135,342
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	5,424	5,386
Deferred interest on convertible junior subordinated debenture	10,891	—
Preneed obligations:
Deferred cemetery revenue	46,787	46,163
Deferred preneed funeral contracts revenue	30,973	30,053
Non-controlling interests in funeral and cemetery trust investments	98,652	98,116
Total liabilities	415,983	438,267
Commitments and contingencies
Non-controlling interests in perpetual care trust investments	32,212	33,511
Non-controlling interests in perpetual care trust investments associated with assets held for sale	523	988
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,910,000 and 18,383,000 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	179	184
Contributed capital	188,029	190,175
Accumulated deficit	(71,056)	(94,384)
Deferred compensation	(714)	(1,762)
Total stockholders’ equity	116,438	94,213
Total liabilities and stockholders’ equity	$565,156	$566,979

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Revenues, net
Funeral	$27,697	$28,438	$58,472	$60,255
Cemetery	9,593	9,564	19,070	19,590
	37,290	38,002	77,542	79,845
Costs and expenses
Funeral	21,167	21,156	42,623	43,162
Cemetery	7,451	8,054	14,492	15,687
	28,618	29,210	57,115	58,849
Gross profit	8,672	8,792	20,427	20,996
General and administrative expenses	2,545	3,000	5,228	5,779
Operating income	6,127	5,792	15,199	15,217
Interest expense	4,395	4,714	8,777	9,377
Additional interest and other costs of senior debt refinancing	—	240	—	6,933
Other (income) expense	(891)	447	(891)	390
Total interest and other (income) expense	3,504	5,401	7,886	16,700

Income (loss) from continuing operations before income taxes	2,623	391	7,313	(1,483)
Provision (benefit) for income taxes	984	153	2,742	(561)
Net income (loss) from continuing operations	1,639	238	4,571	(922)
Discontinued operations
Operating income (loss) from discontinued operations	228	(16)	420	96
Gain on sales and (impairments) of discontinued operations	(3,050)	5	(3,050)	465
Income tax (provision) benefit	725	4	653	(211)
Income (loss) from discontinued operations	(2,097)	(7)	(1,977)	350
Cumulative effect of change in accounting method, net of tax benefit benefit	—	—	—	(22,756)
Net income (loss)	$(458)	$231	$2,594	$(23,328)
Basic earnings (loss) per common share
Continuing operations	$0.09	$0.01	$0.26	$(0.05)
Discontinued operations	(0.12)	—	(0.11)	0.02
Cumulative effect of change in accounting method	—	—	—	(1.26)
Net income (loss)	$(0.03)	$0.01	$0.15	$(1.29)
Diluted earnings (loss) per common share
Continuing operations	$0.09	$0.01	$0.25	$(0.05)
Discontinued operations	(0.12)	—	(0.11)	0.02
Cumulative effect of change in accounting method	—	—	—	(1.26)
Net income (loss)	$(0.03)	$0.01	$0.14	$(1.29)
Weighted average number of common and common equivalent shares outstanding:
Basic	17,764	18,325	17,710	18,227
Diluted	18,258	18,826	18,199	18,227

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the six months ended June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$4,571	$(922)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	3,500	3,374
Amortization	2,639	1,472
Provision for losses on accounts receivable	1,187	1,503
Net (gain) loss on sale of business assets	(891)	574
Stock-based compensation	259	354
Loss on early extinguishment of debt	—	978
Loss on sale of trust investments	235	—
Deferred income taxes	2,742	(561)
Other	9	(49)
Changes in assets and liabilities, net of effects from dispositions
(Increase) in accounts receivable	(331)	(2,258)
(Increase) in inventories and other current assets	(50)	(785)
(Increase) in deferred charges and other	(176)	(593)
(Increase) in deferred obtaining costs	(2,238)	—
(Increase) in preneed trust investments	(459)	(2,472)
(Decrease) in accounts payable and accrued liabilities	(1,392)	(1,503)
Increase in deferred preneed revenue	943	3,906
Increase (decrease) in deferred interest on convertible junior subordinated debenture	3,447	(10,345)
Net cash provided by (used in) operating activities of continuing operations	13,995	(7,327)
Net cash provided by operating activities of discontinued operations	313	327
Net cash provided by (used in) operating activities	14,308	(7,000)

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	845	182
Purchase of short term investments	—	(12,849)
Capital expenditures	(2,165)	(3,456)
Net cash used in investing activities of continuing operations	(1,320)	(16,123)
Net cash provided by (used in) investing activities of discontinued operations	(63)	505
Net cash used in investing activities	(1,383)	(15,618)

Cash flows from financing activities:
Payments on bank line of credit	(10,200)	(25,600)
Proceeds from the issuance of senior notes	—	130,000
Payments on senior long-term debt and obligations under capital leases	(2,658)	(71,794)
Proceeds from issuance of common stock	162	211
Proceeds from the exercise of stock options	184	379
Payment of financing costs	—	(4,175)
Net cash provided by (used in) financing activities of continuing operations	(12,512)	29,021
Net cash used in financing activities of discontinued operations	—	—
Net cash provided by (used in) financing activities	(12,512)	29,021

Net increase in cash and cash equivalents	413	6,404
Cash and cash equivalents at beginning of period	2,024	1,948
Cash and cash equivalents at end of period	$2,437	$8,352

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          The Company

Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States.  As of June 30, 2005, the Company owned and operated 133 funeral homes and 30 cemeteries in 28 states.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

(c)          Interim Condensed Disclosures

The information for the three and six month periods ended June 30, 2004 and 2005 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. Except for Note 3, Change in Accounting for Preneed Selling Costs, the accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2004 in this report have been reclassified to conform to current year presentation.

(d)         Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.

(e)          Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Allowances from customer cancellations, refunds and bad debts are provided as a percentage of recognized revenue at the date the sale is recognized as revenue based on our historical experience.  In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.  Our methodologies and the resulting estimates have been reliable in past periods.  We do not expect to change the factors and assumptions used in calculating these reserves in the future.

(f)            Stock Plans and Stock Compensation

The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans. The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation expense is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net income (loss) available to common stockholders:
As reported	$(458)	$231	$2,594	$(23,328)
Pro forma	$(568)	$121	$2,374	$(23,548)

Net income (loss) per share available to common stockholders:
Basic
As reported	$(0.03)	$0.01	$0.15	$(1.29)
Pro forma	$(0.03)	$0.01	$0.13	$(1.30)
Diluted
As reported	$(0.03)	$0.01	$0.14	$(1.29)
Pro forma	$(0.03)	$0.01	$0.13	$(1.30)

The Company issued 268,000 shares of restricted common stock to certain officers of the Company in the first quarter of 2005. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant. The value of the stock at the date of grant was $4.99 per share, for a total of $1,337,320, which is amortized into expense over the vesting period.

The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees. The value of the shares at the grant date is charged to expense.  The Company issued 2,995 and 2,247 shares of common stock to directors equal to a charge of approximately $15,000 and $14,000 each period, respectively in lieu of payment in cash for their fees for the second quarter of 2004 and 2005, respectively.  The Company issued 6,250 and 5,133 shares of common stock to directors equal to a charge of $31,000 and $29,000 for the six months ended June 30, 2004 and 2005, respectively.

2.              RECENTLY APPLIED AND FUTURE ACCOUNTING CHANGES

Accounting Changes and Error Corrections

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154).  This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3.  FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections.  It establishes, unless impracticable and absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle.  Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively.  FAS No. 154 provides guidance for determining and reporting a change when retrospective application is impracticable.  FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005.  The Company will adopt the requirements beginning January 1, 2006.

Stock Related Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”).  FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees.  FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services.  FAS No. 123R is effective in the first annual reporting period of the first fiscal year beginning on or after June 15, 2005.  The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements.  The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position or cash flows of the Company, and will reduce net income in 2006 by approximately $0.1 million.

3.              CHANGE IN ACCOUNTING FOR PRENEED SELLING COSTS

On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts.  Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized.  Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow,  are not recognized currently in the income statement.  The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs.  The Company also believes the new accounting method will improve the comparability of its reported earnings to the other deathcare companies.  The Company has applied this change in accounting method effective January 1, 2005.  Therefore, the Company’s results of operations for the three and six months ended June 30, 2005 are reported on the basis of our changed method.

As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet.  The table below presents the Company’s income (loss) from continuing operations before cumulative effect of change in accounting method, net income (loss), diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting method and diluted net earnings (loss) per share for the three and six months ended June 30, 2005 had the Company not made this accounting change (in thousands, except per share amounts).

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Reported	Effect of Change	Results under Prior Method	As Reported	Effect of Change	Results under Prior Method
Income (loss) from continuing operations before cumulative effect of change in accounting method	$238	$376	$614	$(922)	$861	$(61)
Net income (loss)	231	388	619	(23,328)	23,576	248
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting method	0.01	0.02	0.03	(0.05)	0.05	0.00
Diluted earnings (loss) per common share	0.01	0.02	0.03	(1.29)	1.30	0.01

The table below presents the pro forma amounts for the three and six months ended June 30, 2004 as if the accounting change had been in effect during those periods (in thousands, except per share amounts).

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Previously Reported	Effect of Change	Proforma	As Previously Reported	Effect of Change	Proforma
Gross profit:
Funeral	$6,531	$(284)	$6,247	$15,861	$(545)	$15,316

Cemetery	2,233	(506)	1,727	4,752	(1,005)	3,747

	$8,764	$(790)	$7,974	$20,613	$(1,604)	$19,063
Income from continuing operations	$1,697	$(494)	$1,203	$4,688	$(1,969)	$3,719
Net income (loss)	(458)	(514)	(972)	2,594	(1,003)	1,591
Diluted earnings per common share from continuing operations	0.09	(0.03)	0.06	0.26	(0.05)	0.20
Diluted earnings (loss) per common share	(0.03)	(0.03)	(0.05)	0.14	(0.06)	0.09

The Company previously reported in its Form 10-Q for the quarter ended March 31, 2005 its operating results based on its prior accounting method of deferring preneed selling costs.  The table below presents the data as of March 31, 2005 as previously reported and restated for gross profit, income (loss) from continuing operations before cumulative effect of change in accounting method, net income (loss), diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting method and diluted earnings (loss) per share amounts for the three months ended March 31, 2005 based on applying the change in accounting method for preneed selling costs effective January 1, 2005 (in thousands, except per share amounts).

	Three Months Ended March 31, 2005
	As Previously Reported	Effect of Change	Restated
Gross profit:
Funeral	$10,006	$(195)	$9,811
Cemetery	3,042	(600)	2,442
	$13,048	$(795)	$12,253
Income (loss) from continuing operations before cumulative effect of change in accounting method	$(644)	$(485)	$(1,129)
Cumulative effect of change in accounting method	—	(22,756)	(22,756)
Net income (loss)	(371)	(23,189)	(23,560)
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting method	(0.04)	(0.03)	0.06
Diluted earnings (loss) per common share	(0.02)	(1.28)	(1.30)

4.              ASSETS HELD FOR SALE

At December 31, 2004, two funeral homes and a cemetery business were held for sale. During January 2005, the Company closed on the sale of one of the funeral home businesses. The sale transaction generated net cash proceeds totaling $0.5 million and a gain of approximately $0.3 million.  During May 2005, the Company ceased operations at the other funeral home business when the lease on the property expired.  The preneed contracts and other business assets were transferred to another company-owned funeral home in the area.

In May 2005, the Company identified an additional cemetery business to sell.  The fair value less estimated costs to sell for this business has been determined to be greater than its carrying value.

In the second quarter of 2004, the Company identified three funeral home businesses as held for sale which were later sold in 2004.  The carrying value of the assets of two of those businesses was reduced to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $3.1 million, a substantial portion of which related to specifically identified goodwill.  The fair value less estimated costs to sell for the third business was determined to be greater than its carrying value.

At December 31, 2004 and June 30, 2005, assets and liabilities associated with the businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

	December 31, 2004	June 30, 2005
Assets:
Current assets	$200	$308
Property, plant and equipment, net	393	100
Preneed receivables and trust investments	2,378	4,477
Cemetery property, net	462	744
Cemetery perpetual care trust investments	455	917
Deferred obtaining costs	133	—
Total	$4,021	$6,546

Liabilities:
Current liabilities	32	52
Deferred cemetery revenue	515	2,139
Non-controlling interests in funeral and cemetery trust investments	2,051	3,909
Total	$2,598	$6,100

Noncontrolling interests in perpetual care trust investments of assets held for sale	$523	$988

The operating results of the businesses held for sale as well as the gain on the disposal are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect on a comparative basis. Likewise, the operating results, the impairment charges and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005

Revenues, net	$921	$267	$1,842	$706

Operating income	$228	$(16)	$420	$96

In July 2005, the Company sold one of the cemetery businesses that was held for sale at June 30, 2005 for $1.1 million and recorded a gain of $0.8 million.

5.              SHORT TERM INVESTMENTS

Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase.  Short term investments at June 30, 2005 consisted of commercial paper with maturity dates that range from July 2005 to December 2005 at rates ranging from 2.72 percent to 3.28 percent per anum.  Market value approximates cost.

6.              PRENEED RECEIVABLES AND TRUST INVESTMENTS

Preneed cemetery receivables and trust investments

Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at June 30, 2005 are as follows (in thousands):

June 30, 2005
Trust investments	$53,042
Receivables from customers, excluding current portion, net	17,014
Unearned finance charges	(3,137)
Allowance for doubtful accounts	(619)
Preneed cemetery receivables and trust investments	$66,300

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

The cost and market values associated with cemetery preneed trust investments at June 30, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at June 30, 2005 are temporary in nature. Net unrealized gains increased $0.8 and $0.2 million for the three and six months ended June 30, 2005, respectively.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$7,806	$—	$—	$7,806
Fixed income securities:
U.S. Treasury	—	—	—	—
U.S. Agency obligations	4,694	22	25	4,691
State obligations	12,542	271	93	12,720
Corporate	3,249	95	25	3,319
Other	9	—	—	9

Common stock Mutual funds:
Equity	8,152	2,045	204	9,993
Fixed income	13,630	625	1	14,254
Other investments	—	—	—	—

	$50,082	$3,058	$348	$52,792

Accrued net investment income	$250			250

Trust investments				$53,042

Market value as a percentage of cost				105.9%

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

The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at June 30, 2005 are as follows (in thousands):

June 30, 2005

Trust investments	$45,074
Receivables from customers	8,971
Allowance for contract cancellations	(5,757)

Preneed funeral receivables and trust investments	$48,288

The cost and market values associated with funeral preneed trust investments at June 30, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at June 30, 2005 are temporary in nature.  Net unrealized gains decreased $0.1 and increased $0.2 million for the three and six months ended June 30, 2005, respectively.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$15,052	$—	$—	$15,052
Fixed income securities:
U.S. Treasury	2,563	13	17	2,559
U.S. Agency obligations	1,922	96	—	2,018
State obligations	1,544	59	10	1,593
Other	197	—	4	193
Common stock Mutual funds:
Equity	2,939	738	68	3,609
Fixed income	19,623	646	219	20,050

Trust investments	$43,840	$1,552	$318	$45,074

Market value as a percentage of cost				102.8%

Cemetery perpetual care trust investments

The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2005 are detailed below (in thousands).  The Company believes the unrealized losses related to the trust investments at June 30, 2005 are temporary in nature.

	Cost	Unrealized Gains	Unrealized Losses	Market

Cash, money market and other short-term investments	$4,300	$—	$—	$4,300
Fixed income securities:
U.S. Treasury	698	13	4	707
U.S. Agency obligation	7,510	45	18	7,537
State obligations	58	—	—	58
Corporate	2,860	132	26	2,966
Other	1,559		1	1,558
Common stock Mutual funds:
Equity	6,698	722	125	7,295
Fixed income	7,651	345	41	7,955
Other assets	167	—	23	144

	$31,501	$1,257	$238	$32,520

Accrued net investment income	$135			135

Trust investments				$32,655

Market value as a percentage of cost				103.7%

Receivable from Preneed Funeral Contracts

The receivable from funeral trusts at June 30, 2005 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.

Trust Investment Security Transactions

Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and six months ended June 30, 2004 and 2005 are as follows (in thousands).

	For the three months ended June 30,		For the six months Ended June 30,
	2004	2005	2004	2005

Investment income	$887	$322	$887	$1,126
Realized gains	54	572	54	1,633
Realized losses	(295)	(286)	(295)	(449)
Expenses	(202)	(91)	(202)	(276)
Increase in non-controlling interests in trust investments	(444)	(517)	(444)	(2,034)
	$—	$—	$—	$—

7.              CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance which are not included in the Company’s consolidated balance sheet totaled $163.0 million at June 30, 2005.

8.	NON-CONTROLLING INTERESTS IN FUNERAL AND CEMETERY TRUSTS AND IN PERPETUAL CARE TRUSTS

Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the trusts.  The Company will recognize the revenue at the time the service is performed and merchandise is delivered.  Non-controlling interests in cemetery perpetual care trusts represent ownership in those trusts in which the Company is entitled to receive the income.  The components of Non-controlling interests in funeral and cemetery preneed trusts and Non-controlling interests in cemetery perpetual care trusts as of June 30, 2005 are as follows:

	Non-controlling Interests
	Preneed Funeral	Preneed Cemetery	Total Preneed	Cemetery Perpetual Care

Trust assets, at market value	$45,074	$53,042	$98,116	$32,655
Pending withdrawals of income	—	—	—	(277)
Debt due to a perpetual care trust	—	—	—	1,105
Pending deposits	—	—	—	28
	$—	$—	$—	$856

Non-controlling interests	$45,074	$53,042	$98,116	$33,511
Non-controlling interests in assets held for sale	$—	$3,909	$3,909	$988

9.              MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States.  The following table presents external revenue, income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues from continuing operations:
Six months ended June 30, 2005	$60,255	$19,590	$—	$79,845
Six months ended June 30, 2004	$58,472	$19,070	$—	$77,542

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2005	$17,093	$3,327	$(21,903)	$(1,483)
Six months ended June 30, 2004	$16,054	$4,578	$(13,319)	$7,313

Total assets:
June 30, 2005	$321,377	$193,112	$52,490	$566,979
December 31, 2004	$344,940	$205,230	$14,986	$565,156

10.       SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Revenues, net
Goods
Funeral	$12,161	$12,457	$25,739	$26,375
Cemetery	$7,002	$6,900	$14,063	$13,642
Total Goods	$19,163	$19,357	$39,802	$40,017

Services
Funeral	$15,536	$15,981	$32,733	$33,880
Cemetery	$2,591	$2,664	$5,007	$5,948
Total Services	$18,127	$18,645	$37,740	$39,828

Total Net Revenues	$37,290	$38,002	$77,542	$79,845

Cost of revenues
Goods
Funeral	$11,670	$11,615	$23,747	$23,947
Cemetery	$5,365	$5,759	$10,489	$10,835
Total Goods	$17,035	$17,374	$34,236	$34,782

Services
Funeral	$9,497	$9,541	$18,876	$19,215
Cemetery	$2,086	$2,295	$4,003	$4,852
Total Services	$11,583	$11,836	$22,879	$24,067

Total Cost of revenues	$28,618	$29,210	$57,115	$58,849

11.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended June 30,
	2004	2005

Cash paid for interest and financing costs	$9,249	$24,512

Cash paid for income taxes (state)	$35	$219

Common stock issued to officers	$—	$1,337

Restricted cash investing and financing activities:

Proceeds from the sale of securities of the funeral and cemetery trusts		$14,460

Purchase of available for sale securities of the funeral and cemetery trusts		$13,408

Net deposits in trust accounts increasing noncontrolling interests		$3,943

Amortization for the six month periods ended June 30, 2004 and 2005 consists of the following (in thousands):

	June 30, 2004	June 30, 2005

Intangible assets	$233	$226
Loan origination fees	482	378
Preneed contract obtaining costs	694	—
Cemetery interment and entombment costs	1,255	868
	$2,664	$1,472

12.       DEBT

At December 31, 2004, Carriage had a $45 million unsecured revolving bank credit facility that was scheduled to mature in March 2006.  Interest was payable at either the prime rate plus 1.25% or a rate indexed to LIBOR, at the option of the Company. The LIBOR option was set at LIBOR plus 275 basis points.  In order to comply with the conditions of the credit facility, the Company began deferring interest payments in September 2003 on the $93.75 million of convertible junior subordinated debenture payable to its affiliated trust, Carriage Services Capital Trust. As a result, cash distributions on the Company-obligated mandatorily redeemable convertible preferred securities (“TIDES”) of Carriage Services Capital Trust were deferred. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million.  During April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and funeral home real property in certain states.  The facility is currently undrawn and no borrowings are anticipated during 2005.

In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015.  The proceeds from these notes were used to refinance all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes.  The Company’s bank credit facility was amended to permit the issuance of the Senior Notes.  The Company filed a registration statement on Form S-4 in April 2005 with the Securities and Exchange Commission, and it was declared effective on June 24, 2005.

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

In connection with the senior debt refinancing, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share) during the first quarter of 2005.  In connection with the new senior secured revolving credit facility, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs during the second quarter.  These charges are included in the Consolidated Statement of Operations as additional interest and other costs of senior debt refinancing for 2005.

13.       OTHER (INCOME) EXPENSE

The following table describes the components of other (income) expense of the Company for the six months ended June 30, 2004 and 2005 (amounts in thousands):

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2004		June 30, 2005		June 30, 2004		June 30, 2005
	Amount	Diluted EPS impact	Amount	Diluted EPS impact	Amount	Diluted EPS impact	Amount	Diluted EPS impact

Net (gains) loss from the disposition of business assets	$(891)	$(0.03)	$576	$0.02	$(891)	$(0.03)	$574	$0.02
Interest income	—	—	(129)	—	—	—	(184)	(0.01)
	$(891)	$(0.03)	$447	$0.02	$(891)	$(0.03)	$390	$0.01

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, acquisitions, cash balances and cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words.

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

Risks related to our business

(1)  Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and gross profit.

(2)  Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and gross profit.

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

(8)  Increases in interest rates would increase interest costs when we borrow against our variable-rate bank credit facility and could have a material adverse effect on our net income.

(9)  Covenant restrictions under our debt instruments may limit our flexibility in operating our business.

Risks related to the death care industry

(1)  Declines in the number of deaths in our markets can cause a decrease in revenues and gross profit. Changes in the number of deaths are not predictable from market to market or over the short term.

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

(4)  Because the funeral and cemetery businesses are primarily fixed-cost businesses, changes in revenues can have a disproportionately large effect on cash flow and profits.

(5)          Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.

OVERVIEW

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of June 30, 2005, we operated 133 funeral homes and 30 cemeteries in 28 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract.  In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 35% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.

During the second half of 2003, we implemented several significant changes in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful funeral operation, organized around three primary areas — market share, people and operating and financial metrics.

The cemetery operating results are affected by the size and success of our sales organization because approximately 52% of our cemetery revenues for the six months ended June 30, 2005 relate to sales of grave sites and mausoleums and related merchandise before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 11% of our cemetery revenues for the six months ended June 30, 2005 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Net income from continuing operations for the three months ending June 30, 2005 totaled $0.2 million, equal to $0.01 per diluted share as compared to net income from continuing operations of $1.6 million for the second quarter of 2004, or $0.09 per diluted share. Revenues increased by $0.7 million for the quarter on a year-over-year basis primarily due to a modest increase (2.7 percent) in funeral revenues.

The following items affected the comparability of income from continuing operations for the second quarter (in thousands, except per share amounts):

	Amount, net of Income Tax	Earnings per Diluted Shares

Income from continuing operations for the three months ended June 30, 2004	$1,639	$0.09

Increase in gross profit from funeral and cemetery operations prior to the change in accounting for preneed selling costs	449	0.02

Change in accounting for preneed selling costs	(375)	(0.02)

Gain from sales of business assets in the 2004 period compared to losses from sales in the 2005 period	(895)	(0.05)

Write-off of loan costs in 2005 related to the refinancing of the bank credit facility	(146)	(0.01)

Higher general and administrative expenses in 2005 to document and evaluate internal controls and upgrade systems and processes	(278)	(0.01)

Other, primarily higher interest expense	(156)	(0.01)

Income from continuing operations for the three months ended June 30, 2005	$238	$0.01

Net loss from continuing operations for the first six months of 2005 totaled $0.9 million, equal to ($0.05) per share as compared to net income from continuing operations of $4.6 million for the first six months of 2004, or $0.25 per diluted share. The variance between the two periods was primarily due to a make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of the previously outstanding senior debt.  We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005.  The make-whole payment resulted in additional pre-tax interest of $6.0 million, along with a charge in the amount of $0.7 million to write off the related unamortized loan costs, in total equal to $0.23 per diluted share.  Additionally, the change in accounting for preneed selling costs in 2005 reduced net income from continuing operations by $1.4 million, equal to $0.05 per diluted share.  Excluding the effect of these items, total diluted earnings per share from continuing operations for the six months ending June 30, 2005 equaled $0.23 compared to the prior year six months ended June 30, 2004 of $0.25.

Income from discontinued operations for the six months ending June 30, 2005 totaled $0.4 million, equal to $0.02 per diluted share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter.  Loss from discontinued operations for the six months ending June 30, 2004 totaled $2.0 million, equal to $0.11 per share, and consisted primarily of impairment charges for businesses sold in the second half of 2004.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with U.S. generally accepted accounting principles.  Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2004.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Funeral and Cemetery Operations

We record the sales of funeral merchandise and services when the funeral service is performed.  Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66, “Accounting for Sales of Real Estate.”  This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate.  Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue.  Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed.  Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.  We began expensing preneed selling costs as incurred in 2005 (See Accounting Change).

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

Allowances from customer cancellations, refunds and bad debts are provided as a percentage of recognized revenue at the date the sale is recognized as revenue based on our historical experience.  In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.  Our methodologies and the resulting estimates have been reliable in past periods.  We do not expect to change the factors and assumptions used in calculating these reserves in the future.

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

Stock Compensation Plans

The Company has four stock incentive plans currently in effect under which stock options may be issued.  Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount.  The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock.  Substantially all of the options granted under the four stock option plans have ten-year terms.  The options generally vest over a period of two to four years.  The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended March 31, 2004 and 2005, net income for those periods would have been lower by approximately $0.01 for each period.

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

ACCOUNTING CHANGE

Preneed Selling Costs

On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs incurred, for the origination of prearranged funeral and cemetery service and merchandise sales contracts.  Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized.  Under the prior accounting method, the commissions and other direct selling costs, which are current obligations are paid and use operating cash flow, are not recognized currently in the income statement.  The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs.  The Company also believes the new accounting method will improve the comparability of its reported earnings.  Because the three largest public deathcare companies now expense selling costs (two of which changed in 2005), investors and other users of the financial information will now be able to more easily compare our financial results to those deathcare companies.  The Company has applied this change in accounting method effective January 1, 2005.  As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet.  Therefore, the Company’s results of operations for the three and six months ended June 30, 2005 are reported on the basis of our changed method.  The annual impact on earnings per diluted share is approximately $0.10.  The change has no effect on cash flow from operations.  Refer to Note 3 for the change in accounting method for preneed selling costs.

RESULTS OF OPERATIONS

The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2004 and 2005. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”

Funeral Home Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2005.  For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.

Three months ended June 30, 2004 compared to three months ended June 30, 2005 (dollars in thousands):

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent

Total same-store revenue	$27,373	$27,864	$491	1.8%
Preneed insurance commissions revenue	324	574	250	77.2%
Revenues from continuing operations	$27,697	$28,438	$741	2.7%
Revenues from discontinued operations	$593	$—	$(593)	*

Total same-store gross profit	$6,206	$6,708	$502	8.1%
Preneed insurance commissions revenue	324	574	250	77.2%
Gross profit from continuing operations	$6,530	$7,282	$752	11.5%
Gross profit from discontinued operations	$137	$(4)	$(141)	*

* not meaningful

Six months ended June 30, 2004 compared to six months ended June 30, 2005 (dollars in thousands):

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent

Total same-store revenue	$57,830	$59,214	$1,384	2.4%
Preneed insurance commissions revenue	642	1,041	399	62.2%
Revenues from continuing operations	$58,472	$60,255	$1,783	3.1%
Revenues from discontinued operations	$1,210	$19	$(1,191)	*

Total same-store gross profit	$15,207	$16,052	$845	5.6%
Preneed insurance commissions revenue	642	1,041	399	62.2%
Gross profit from continuing operations	$15,849	$17,093	$1,244	7.9%
Gross profit from discontinued operations	$246	$(25)	$(271)	*

* not meaningful

Funeral same-store revenues for the three months ended June 30, 2005 increased 1.8 percent when compared to the three months ended June 30, 2004, as we experienced a decrease of 1.0 percent in the number of contracts and an increase of 2.8 percent to $5,055 in the average revenue per contract for those existing operations.  Cremation services represented 32.5 percent of the number of funeral services during the second quarter of 2005, an increase from 31.9 percent in the second quarter of 2004.  The average revenue for burial contracts increased 4.0 percent to $6,804, while the average revenue for cremation contracts increased 1.6 percent to $2,442.

Total funeral same-store gross profit for the three months ended June 30, 2005 increased $0.5 million from the comparable three months of 2004, and as a percentage of funeral same-store revenue, increased from 22.7 percent to 24.1 percent.  Gross profit benefited not only from the higher revenues, but also from better expense management in some of our largest expense categories including reductions in salaries and benefits and merchandise costs.  Included in the costs and the expenses for 2004 is an additional $0.3 million for property tax expense related to a retroactive property revaluation in California.

Funeral same-store revenues for the six months ended June 30, 2005 increased 2.4 percent when compared to the six months ended June 30, 2004, as we experienced a increase of 0.1 percent in the number of contracts and an increase of 2.3 percent to $4,995 in the average revenue per contract for those existing operations.  Cremation services represented 32.4 percent of the number of funeral services during the six months ended June 30, 2005 compared to 31.3 percent for the six months ended June 30, 2004.  The average revenue for burial contracts increased 3.6 percent to $6,745, while the average revenue for cremation contracts increased 2.6 percent to $2,416.

Total funeral same-store gross profit for the six months ended June 30, 2005 increased $0.8 million from the comparable six months of 2004, and as a percentage of funeral same-store revenue, increased from 26.3 percent to 27.1 percent.  We achieved positive operating leverage because of better execution of our new standards-based operating model.

The change in accounting method for preneed selling costs previously discussed was implemented prospectively as of January 1, 2005.  We did not restate the results for 2004.  The effect of that change was to reduce gross profit by $139,000 and $195,000 for the three and six month periods ended June 30, 2005.

Cemetery Segment.  The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three and six months ended June 30, 2004 compared to the three months ended June 30, 2005:

Three months ended June 30, 2004 compared to the three months ended June 30, 2005 (dollars in thousands)

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent

Total same-store revenues	$9,921	$9,831	$(90)	(0.9)%
Less businesses held for sale	328	267	(61)	*
Revenues from continuing operations	$9,593	$9,564	$(29)	(0.3)%
Revenues from discontinued operations	$328	$267	$(61)	*

Total same-store gross profit	$2,233	$1,498	$(735)	(32.9)%
Less businesses held for sale	91	(12)	(103)	*
Gross profit from continuing operations	$2,142	$1,510	$(632)	(29.5)%
Gross profit from discontinued operations	$91	$(12)	$(103)	*

* not meaningful

Six months ended June 30, 2004 compared to the six months ended June 30, 2005 (dollars in thousands)

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent

Total same-store revenues	$19,702	$20,277	$575	2.9%
Less businesses held for sale	632	687	55	*
Revenues from continuing operations	$19,070	$19,590	$520	2.7%
Revenues from discontinued operations	$632	$687	$55	*

Total same-store gross profit	$4,752	$4,024	$(728)	(15.3)%
Less businesses held for sale	174	121	(53)	*
Gross profit from continuing operations	$4,578	$3,903	$(675)	(14.7)%
Gross profit from discontinued operations	$174	$121	$(53)	*

* not meaningful

Cemetery revenues from continuing operations for the three months ended June 30, 2005 declined slightly compared to the three months ended June 30, 2004, however the 2004 period included revenues of $0.3 million from the completion of mausoleums.  Preneed property sales were $0.7 million, or 20 percent, greater than the prior year quarter, yet $0.9 million of the current quarter sales was not recognized as revenue because construction was not completed.  The number of interments performed decreased 7.2 percent, but at-need property revenues remain flat because the volume decline was offset by an increase in the average revenue per at-need interment.  Financial revenues (trust earnings and finance charges on installment contracts) increased $0.1 million compared to the second quarter of the prior year.

Cemetery gross profit from continuing operations for the three months ended June 30, 2005 decreased $0.6 million from the comparable three months of 2004 and as a percentage of revenues decreased from 22.3 percent to 15.8 percent.  The accounting change for preneed selling costs reduced gross profit by $0.6 million in the current year quarter.

Cemetery revenues from continuing operations for the six months ended June 30, 2005 increased $0.5 million, or 2.7 percent, compared to the six months ended June 30, 2004.  The number of preneed contracts written in the six months ended June 30, of 2005 declined 5.5 percent to 4,602 compared to the same period in 2004.  Average revenue per preneed contract written during the six months ended June 30, 2005 increased 14.8 percent to $2,917 compared to the six months ended June 30, 2004.  Financial revenues (trust earnings and finance charges on installment contracts) increased $1.0 million compared to the prior year because of $0.6 million recognized gains on sales of securities in the perpetual care trust funds in 2005 compared to recognized losses of $0.2 million in 2004.

Cemetery gross profit from continuing operations for the six months ended June 30, 2005 decreased $0.7 million and as a percentage of revenues decreased from 24.0 percent to 20.0 percent from the comparable six months of 2004.  The accounting change for preneed selling costs reduced gross profitability $1.2 million for the six months ended June 30, 2005.

Other.  General and administrative expenses, for the three and six months ended June 30, 2005 increased $0.5 and $0.6 million or approximately 17.9 and 10.5 percent, respectively, as compared to the same periods of 2004 primarily because the 2005 period included higher professional fees related to our on-going effort to comply with the internal control reporting requirements of Sarbanes-Oxley and upgrading systems and processes.  Such costs are expected to result in higher general and administrative expenses during the remainder of 2005.

Interest expense for the three and six month periods ended June 30, 2005 increased $0.3 and $0.6 million, or 7.3 and 6.8 percent, compared to the same periods ended June 30, 2004 because the total debt increased when the Company refinanced its senior debt earlier in 2005.  Additionally, the current year expense is negatively impacted by higher loan fees.

Income Taxes.  The Company provided income taxes at the expected effective annual rate of 37.5 percent for continuing operations for the three and six months ended June 30, 2004 and 39.1 percent and 37.8 percent for continuing operations for the three and six months ended June 30, 2005, respectively.  The tax benefit for the change in accounting method was recorded at the rate of 36.5 percent.

The Company has net operating loss carryforwards totaling approximately $10.8 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states.  Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.4 million at June 30, 2005, representing an increase of $6.5 million from December 31, 2004. Short-term investments totaled $12.8 at June 30, 2005, compared to none in the prior year.  For the six months ended June 30, 2005, cash used by operating activities was $7.0 million as compared to cash provided of $14.3 million for the six months ended June 30, 2004. Cash used by operating activities included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million.  Capital  expenditures increased $1.3 million from the 2004 period.  Net cash provided by financing activities of $29.0 million was used primarily to repay all senior debt then outstanding and the balance was invested in short term investments.

In January 2005, the Company issued 7.875 percent $130 million of Senior Notes at par, due in 2015.  The proceeds from these notes were used to refinance all then outstanding senior debt, including payments for accrued interest and make-whole payment, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes.  The refinancing improved the Company’s liquidity because debt totaling approximately $96 million due in 2006 and 2008 was replaced by debt maturing in ten years.

The Company’s senior debt at June 30, 2005 totaled $142.9 million and consisted of the $130.0 million in Senior Notes, a $35 million revolving line of credit (none of which was outstanding at the time) and $12.9 million in acquisition indebtedness and capital lease obligations.  Additionally, $0.7 million in letters of credit have been issued from the credit facility and are outstanding at June 30, 2005.

The Company’s convertible junior subordinated debenture at June 30, 2005 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029.  Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES).  The rights of the debenture are functionally equivalent to those of the TIDES.

The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent and are recorded as a liability. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company, in complying with the conditions of the existing credit facility, began deferring interest payments on the subordinated debenture payable to the Company’s affiliated trust beginning with the September 1, 2003 payment.  In the first quarter of 2005, the Company paid $10.3 million to bring the cumulative deferred distributions on the TIDES current.  The Company expects to continue paying the distributions as due.

In April 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 300 basis points, matures in five years and is collateralized by all personal property and funeral home real property in certain states.  The facility is currently undrawn and no borrowings are anticipated during 2005.

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

As of June 30, 2005, we became an accelerated filer.  As an accelerated filer, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005, we will perform a review of our internal control over financial reporting, and our internal control over financial reporting will be audited by our independent accountant.  In order to comply with the Act, we are currently undergoing a comprehensive effort to document, verify and test key internal controls.  During the documentation and verification phases, which are still underway, we have identified certain internal control issues which management concluded should be improved.  However, to date we have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board.  Nonetheless, we are making improvements to our internal controls by revising or updating policies and procedures; training field personnel on procedures and best practices; improving segregation of duties when possible; enhancing information technology systems controls; and improving preventative controls.  In particular, we are implementing a cemetery accounting and trusting system and a funeral preneed accounting and trusting system.  In connection with the implementation of these systems, we are converting data from the legacy systems to the new systems and reconciling reported balances.  If additional internal control issues are identified by our continuing documentation and verification efforts, management will address the matter in a timely manner.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Issuance of Unregistered Securities

Carriage has an adopted compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned.  The Company issued 2,995 and 2,247 shares of common stock to directors equal to a charge of approximately $15,000 and $14,000 each period, respectively, in lieu of payment in cash for their fees for the second quarter of 2004 and 2005, respectively.  The Company issued 6,250 and 5,133 shares of common stock to directors equal to a charge of $31,000 and $29,000 for the six months ended June 30, 2004 and 2005, respectively.  No underwriter was used in connection with this issuance.  Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 3.                                   Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2005 annual meeting was held on May 10, 2005.  The director nominee was elected and the amendment to the 1996 Directors Stock Option Plan was approved.  The voting tabulation was as follows:

Name of Nominee/Plan	Number of Votes For	Number of Votes Against	Number of Votes Withheld

Ronald A. Erickson	14,650,608	—	1,673,906

1996 Directors Stock Option Plan amendment to increase shares available to 425,000	7,748,806	2,162,873	6,412,835

The terms of the following directors continue after the meeting as follows:

Director	Expiration of Term at Annual Shareholder’s Meeting

Melvin C. Payne	2006

Joe R. Davis	2006

Vincent D. Foster	2007

Mark F. Wilson	2007

Item 5.  Other Information

The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

Item 6.  Exhibits

4.5	—

Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders

11.1	—	Computation of Per Share Earnings

18.1	—	Preferability letter regarding change in accounting method

31.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

August 12, 2005	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CARRIAGE SERVICES, INC.

INDEX OF EXHIBITS

(a) Exhibits

4.5

Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders

11.1	Computation of Per Share Earnings

18.1	Preferability letter regarding change in accounting method

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

32.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350