Form 10-Q
period 2005-09-30
CARRIAGE SERVICES INC
filed 2005-11-14
CIK 1016281

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, Suite 300, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 332-8400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2005 was 18,458,673.

CARRIAGE SERVICES, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005 (unaudited)	3

Consolidated Unaudited Statements of Operations for the Three Months ended September 30, 2004 and 2005 and Nine Months ended September 30, 2004 and 2005	4

Consolidated Unaudited Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2005	5

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures of Market Risk	26

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29
Amendment No.1 to Credit Agreement
Computation of Per Share Earnings
Certification of Melvin C. Payne in satisfaction of Section 302
Certification of Joseph Saporito in satisfaction of Section 302
Certification of Melvin C. Payne in satisfaction of Section 906
Certification of Joseph Saporito in satisfaction of Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2004	2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$7,335
Short term investments	—	8,979
Accounts receivable — trade, net of allowance for doubtful accounts of $940 in 2004 and $827 in 2005	12,941	13,188
Assets held for sale	4,021	—
Inventories and other current assets	12,815	14,321

Total current assets	31,725	43,823

Preneed assets	133,423	142,658
Property, plant and equipment, at cost, net of accumulated depreciation of $40,531 in 2004 and $44,788 in 2005	104,893	105,698
Cemetery property	62,649	61,787
Goodwill	156,983	157,352
Deferred obtaining costs	35,701	—
Deferred charges and other non-current assets	8,581	24,945
Cemetery perpetual care trust investments	31,201	32,855

Total assets	$565,156	$569,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,991	$3,414
Accrued liabilities	16,048	13,558
Liabilities associated with assets held for sale	2,598	—
Current portion of senior long-term debt and capital leases obligations	2,155	2,182

Total current liabilities	26,792	19,154
Senior long-term debt, net of current portion	102,714	134,886
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	5,424	5,369
Deferred interest on convertible junior subordinated debenture	10,891	—
Deferred revenue	176,412	184,618

Total liabilities	415,983	437,777

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	32,212	36,035
Non-controlling interests in perpetual care trust investments associated with assets held for sale	523	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,910,000 and 18,429,000 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	179	184
Contributed capital	188,029	190,376
Accumulated deficit	(71,056)	(93,711)
Deferred compensation	(714)	(1,543)

Total stockholders’ equity	116,438	95,306

Total liabilities and stockholders’ equity	$565,156	$569,118

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005
Revenues, net
Funeral	$26,582	$26,603	$85,054	$86,858
Cemetery	9,226	9,855	28,576	29,722

	35,808	36,458	113,630	116,580

Costs and expenses
Funeral	20,475	20,506	63,097	63,668
Cemetery	7,233	8,047	21,931	24,015

	27,708	28,553	85,028	87,683
Gross profit	8,100	7,905	28,602	28,897
General and administrative expenses	2,748	3,142	7,975	8,921

Operating income	5,352	4,763	20,627	19,976
Interest expense	4,175	4,682	12,952	14,059
Additional interest and other costs of senior debt refinancing	—	—	—	6,933
Other (income) expense	423	(140)	(468)	249

Total interest and other (income) expense	4,598	4,542	12,484	21,241

Income (loss) from continuing operations before income taxes	754	221	8,143	(1,265)
(Provision) benefit for income taxes	(283)	(81)	(3,054)	483

Net income (loss) from continuing operations	471	140	5,089	(782)
Discontinued operations
Operating income from discontinued operations	58	3	404	101
Gain on sales and (impairments) of discontinued operations	1,039	836	(2,011)	1,302
Income tax (provision) benefit	(411)	(309)	269	(522)

Income (loss) from discontinued operations	686	530	(1,338)	881
Cumulative effect of change in accounting method, net of tax benefit benefit	—	—	—	(22,756)

Net income (loss)	$1,157	$670	$3,751	$(22,657)

Basic earnings (loss) per common share
Continuing operations	$0.03	$0.01	$0.29	$(0.04)
Discontinued operations	0.04	0.03	(0.08)	0.05
Cumulative effect of change in accounting method	—	—	—	(1.25)

Net income (loss)	$0.07	$0.04	$0.21	$(1.24)

Diluted earnings (loss) per common share
Continuing operations	$0.03	$0.01	$0.28	$(0.04)
Discontinued operations	0.03	0.03	(0.07)	0.05
Cumulative effect of change in accounting method	—	—	—	(1.25)

Net income (loss)	$0.06	$0.04	$0.21	$(1.24)

Weighted average number of common and common equivalent shares outstanding:
Basic	17,834	18,426	17,751	18,294

Diluted	18,281	18,938	18,226	18,294

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months
	ended September 30,
	2004	2005
Cash flows from operating activities:
Net income (loss) from continuing operations	$5,089	$(782)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation	5,273	5,126
Amortization	3,702	2,283
Provision for losses on accounts receivable	1,781	2,112
Net (gain) loss on sale of business assets	(963)	577
Stock-based compensation	374	512
Loss on early extinguishment of debt	—	978
Loss on sale of trust investments	235	—
Deferred income taxes	3,053	(483)
Other	502	11
Changes in assets and liabilities, net of effects from acquisitions and dispositions (Increase) in accounts receivable	(885)	(2,967)
(Increase) in inventories and other current assets	(718)	(1,814)
(Increase) in deferred charges and other	(198)	(779)
(Increase) in deferred obtaining costs	(3,455)	—
(Increase) in preneed trust investments	(869)	(3,708)
(Decrease) in accounts payable and accrued liabilities	(2,816)	(4,781)
Increase in deferred revenue	1,338	4,564
Increase (decrease) in deferred interest on convertible junior subordinated debenture	5,216	(10,345)

Net cash provided by (used in) operating activities of continuing operations	16,659	(9,496)
Net cash provided by operating activities of discontinued operations	514	62

Net cash provided by (used in) operating activities	17,173	(9,434)

Cash flows from investing activities:
Acquisition	—	(1,285)
Net proceeds from sales of businesses and other assets	3,760	223
Purchase of short term investments	—	(20,851)
Maturities of short term investments	—	11,872
Capital expenditures	(3,387)	(5,487)

Net cash provided by (used in) investing activities of continuing operations	373	(15,528)
Net cash sales proceeds (purchases) of discontinued operations	(123)	1,571

Net cash provided by (used in) investing activities	250	(13,957)

Cash flows from financing activities:
Net proceeds (payments) on bank line of credit	7,500	(25,600)
Proceeds from the issuance of senior notes	—	130,000
Payments on senior long-term debt and obligations under capital leases	(25,117)	(72,274)
Proceeds from issuance of common stock	279	312
Proceeds from the exercise of stock options	187	515
Payment of financing costs	—	(4,175)

Net cash provided by (used in) financing activities	(17,151)	28,778

Net increase in cash and cash equivalents	272	5,387
Cash and cash equivalents at beginning of period	2,024	1,948

Cash and cash equivalents at end of period	$2,296	$7,335

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of September 30, 2005, the Company owned and operated 135 funeral homes and 29 cemeteries in 28 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2004 and 2005 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. Except for Note 3, Change in Accounting for Preneed Selling Costs, the accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2004 in this report have been reclassified to conform to current year presentation.
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

Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and income per share would have been the following pro forma amounts (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Net income (loss) available to common stockholders:
As reported	$1,157	$670	$3,751	$(22,657)

Pro forma	$1,070	$560	$3,490	$(22,987)
Net income (loss) per share available to common stockholders:
Basic
As reported	$0.07	$0.04	$0.21	$(1.24)
Pro forma	$0.06	$0.03	$0.20	$(1.26)
Diluted
As reported	$0.06	$0.04	$0.21	$(1.24)
Pro forma	$0.06	$0.03	$0.19	$(1.26)
     The Company issued 268,000 shares of restricted common stock to certain officers of the Company in the first quarter of 2005. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grant. The value of the stock at the date of grant was $4.99 per share, for a total of $1,337,320, which is amortized into expense over the vesting period.
2. FUTURE ACCOUNTING CHANGES
Accounting Changes and Error Corrections
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154). This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections. It establishes, unless impracticable and absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle. Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively. FAS No. 154 also provides guidance for determining and reporting a change when retrospective application is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company will adopt the requirements beginning January 1, 2006.
Stock Related Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements. The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position and no impact on cash flows of the Company. The future compensation expense will vary in the future due to changes in the inputs. Management currently estimates that the adoption of FAS No. 123R will reduce net income in 2006 within a range of $0.1 million to $0.2 million.

3. CHANGE IN ACCOUNTING FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company also believes the new accounting method will improve the comparability of its reported earnings to the other deathcare companies. The Company has applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the three and nine months ended September 30, 2005 are reported on the basis of our changed method.
     As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.25 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet. The table below presents the Company’s income (loss) from continuing operations before cumulative effect of change in accounting method, net income (loss), diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting method and diluted net earnings (loss) per share for the three and nine months ended September 30, 2005 had the Company not made this accounting change (in thousands, except per share amounts).

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
		Effect of	Results under		Effect of	Results under
	As Reported	Change	Prior Method	As Reported	Change	Prior Method
Income (loss) from continuing operations before cumulative effect of change in accounting method	$140	$137	$277	$(782)	$1,579	$797
Net income (loss)	670	69	739	(22,657)	23,646	989
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting method	0.01	0.01	0.02	(0.04)	0.08	0.04
Diluted earnings (loss) per common share	0.04	0.00	0.04	(1.24)	1.29	0.05
     The table below presents the pro forma amounts for the three and nine months ended September 30, 2004 as if the accounting change had been in effect during those periods (in thousands, except per share amounts).

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	As			As
	Previously	Effect of		Previously	Effect of
	Reported	Change	Proforma	Reported	Change	Proforma
Gross profit:
Funeral	$6,101	$(281)	$5,820	$21,942	$(826)	$21,116

Cemetery	2,031	(542)	1,489	6,783	(1,580)	5,203

	$8,132	$(823)	$7,309	$28,725	$(2,406)	$26,319
Income from continuing operations	$489	$(514)	$(25)	$5,162	$(1,504)	$3,658
Net income (loss)	1,157	(255)	902	3,751	(1,258)	2,493
Diluted earnings per common share from continuing operations	0.03	(0.03)	0.00	0.28	(0.08)	0.20
Diluted earnings (loss) per common share	0.06	(0.01)	0.05	0.21	(0.07)	0.14

4. ASSETS HELD FOR SALE
     At June 30, 2005, two cemetery businesses were held for sale. During July 2005, the Company closed on the sale of one of the cemetery businesses. The sale transaction generated net cash proceeds totaling $1.1 million and a gain of approximately $0.8 million. Plans to sell the remaining cemetery were abandoned during the third quarter when the buyer decided against the transaction. We are operating this cemetery. The consolidated financial statements for the period ended in 2004 in this report have been reclassified to conform with current presentation. No businesses were held for sale at September 30, 2005.
     The operating results of the businesses held for sale as well as the gain on the disposal are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect on a comparative basis. Likewise, the operating results, the impairment charges and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005

Revenues, net	$423	$34	$1,986	$462
5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase. Short term investments at September 30, 2005 consisted of commercial paper with maturity dates that range from October 2005 to January 2006 at rates ranging from 3.28 percent to 3.65 percent per anum. Market value approximates cost.
6. PRENEED ASSETS
Preneed assets consist of the following:

	December 31,	September 30,
	2004	2005
Cemetery preneed receivables and trust investments	$65,855	$70,178
Funeral preneed receivables and trust investments	49,494	55,041
Receivable from funeral trusts	18,074	17,439

	$133,423	$142,658

Preneed cemetery receivables and trust investments
     Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at September 30, 2005 are as follows (in thousands):

September 30,
2005
Trust investments	$57,040
Receivables from customers, excluding current portion	17,155
Unearned finance charges, excluding current portion	(3,277)
Allowance for doubtful accounts, excluding current portion	(740)

Preneed cemetery receivables and trust investments	$70,178

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

     The cost and market values associated with cemetery preneed trust investments at September 30, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at September 30, 2005 are temporary in nature. Net unrealized gains increased $1.1 and $1.3 million for the three and nine months ended September 30, 2005, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash, money market and other short-term investments	$13,320	$—	$—	$13,320
Fixed income securities:
U.S. Treasury	—	—	—	—
U.S. Agency obligations	5,074	3	(58)	5,019
State obligations	12,134	214	(144)	12,204
Corporate	3,173	62	(40)	3,195
Other	8	—	—	8

Common stock
Mutual funds:
Equity	13,180	3,424	(217)	16,387
Fixed income	5,853	559	(2)	6,410
Other investments	273	23	(3)	293

	$53,015	$4,285	$(464)	$56,836

Accrued net investment income	$204			204

Trust investments				$57,040

Market value as a percentage of cost				107.6%

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
     The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at September 30, 2005 are as follows (in thousands):

September 30,
2005

Trust investments	$52,519
Receivables from customers	8,951
Allowance for contract cancellations	(6,429)

Preneed funeral receivables and trust investments	$55,041

     The cost and market values associated with funeral preneed trust investments at September 30, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at September 30, 2005 are temporary in nature. Net unrealized gains increased $0.2 and increased $0.4 million for the three and nine months ended September 30, 2005, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash, money market and other short-term investments	$22,473	$—	$—	$22,473
Fixed income securities:
U.S. Treasury	1,968	5	(15)	1,958
U.S. Agency obligations	1,769	85	—	1,854
State obligations	1,534	55	(8)	1,581
Other	1,043	7	(10)	1,040
Common stock
Mutual funds:
Equity	2,916	604	(92)	3,428
Fixed income	19,492	926	(233)	20,185

Trust investments	$51,195	$1,682	$(358)	$52,519

Market value as a percentage of cost				102.6%

Receivable from Preneed Funeral Contracts
     The receivable from funeral trusts at September 30, 2005 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
Trust Investment Security Transactions
     Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and 2005 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005

Investment income	$1,068	$1,698	$1,955	$2,824
Realized gains	208	390	262	2,023
Realized losses	(359)	(35)	(654)	(484)
Expenses	(232)	(154)	(434)	(430)
Increase in non-controlling interests in trust investments	(685)	(1,899)	(1,129)	(3,933)

	$—	$—	$—	$—

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. The proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance which are not included in the Company’s consolidated balance sheet totaled $186.8 million at September 30, 2005.

8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments at September 30, 2005 are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash, money market and other short-term investments	$3,106	$—	$2	$3,108

Fixed income securities:
U.S. Treasury	698	9	(8)	699
U.S. Agency obligation	7,352	11	(63)	7,300
State obligations	58	—	—	58
Corporate	2,431	92	(16)	2,507
Other	1,521	—	(4)	1,517
Common stock
Mutual funds:
Equity	9,635	1,421	(148)	10,908
Fixed income	5,987	376	(7)	6,356
Other assets	144	117	—	261

	$30,932	$2,026	$(244)	$32,714

Accrued net investment income	$141			141

Trust investments				$32,855

Market value as a percentage of cost				106.2%

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts for which the Company is only entitled to receive the income. The components of Non-controlling interests in cemetery perpetual care trusts as of September 30, 2005 are as follows:

Cemetery
Perpetual Care

Trust assets, at market value	$32,855
Pending withdrawals of income	(229)
Debt due to a perpetual care trust	1,098
Pending deposits	2,311

Non-controlling interests	$36,035

9. DEFERRED REVENUE
Deferred revenue consists of the following:

	December 31,	September 30,
	2004	2005

Deferred cemetery revenue	$46,787	$45,428
Deferred preneed funeral contracts revenue	30,973	29,631
Non-controlling interests in funeral and cemetery trust investments	98,652	109,559

	$176,412	$184,618

     Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the trusts. The Company will recognize the revenue at the time the service is performed and merchandise is delivered. The components of Non-controlling interests in funeral and cemetery preneed trusts as of September 30, 2005 are as follows:

	Non-controlling Interests
			Total
	Preneed Funeral	Preneed Cemetery	Preneed

Trust assets, at market value	$52,519	$57,040	$109,559

Non-controlling interests	$52,519	$57,040	$109,559

10. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenue, pretax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
External revenues from continuing operations:
Nine months ended September 30, 2005	$86,858	$29,722	$—	$116,580
Nine months ended September 30, 2004	$85,054	$28,576	$—	$113,630

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2005	$23,192	$5,129	$(29,586)	$(1,265)
Nine months ended September 30, 2004	$22,233	$6,151	$(20,241)	$8,143

Total assets:
September 30, 2005	$329,328	$191,393	$48,397	$569,118
December 31, 2004	$344,940	$205,230	$14,986	$565,156

11. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2005	2004	2005
Revenues, net
Goods
Funeral	$11,590	$11,586	$37,329	$37,961
Cemetery	$6,577	$7,107	$20,863	$20,953

Total Goods	$18,167	$18,693	$58,192	$58,914

Services
Funeral	$14,992	$15,017	$47,725	$48,897
Cemetery	$2,649	$2,748	$7,713	$8,769

Total Services	$17,641	$17,765	$55,438	$57,666

Total Net Revenues	$35,808	$36,458	$113,630	$116,580

Cost of revenues
Goods
Funeral	$11,170	$11,133	$34,921	$35,083
Cemetery	$5,126	$5,637	$15,781	$16,683

Total Goods	$16,296	$16,770	$50,702	$51,766

Services
Funeral	$9,305	$9,373	$28,176	$28,585
Cemetery	$2,107	$2,410	$6,150	$7,332

Total Services	$11,412	$11,783	$34,326	$35,917

Total Cost of revenues	$27,708	$28,553	$85,028	$87,683

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended
	September 30,
	2004	2005

Cash paid for interest and financing costs	$9,071	$31,226

Cash paid for income taxes (state)	$114	$270

Restricted common stock issued to officers	$—	$1,337

Restricted cash investing and financing activities:

Proceeds from the sale of securities of the funeral and cemetery trusts		$3,645

Purchase of available for sale securities of the funeral and cemetery trusts		$4,865

Net deposits in trust accounts increasing noncontrolling interests		$14,134

     Amortization for the nine month periods ended September 30, 2004 and 2005 consists of the following (in thousands):

	September 30,	September 30,
	2004	2005

Intangible assets	$413	$403
Loan origination fees	603	475
Preneed contract obtaining costs	1,042	—
Cemetery interment and entombment costs	1,644	1,405

	$3,702	$2,283

13. DEBT
     At December 31, 2004, Carriage’s senior debt included a $45 million unsecured revolving bank credit facility that was scheduled to mature in March 2006 and $70.5 million of Senior Notes to insurance companies due in 2006 and 2008. In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015. The proceeds from these notes were used to refinance substantially all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million. During April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn and $24 million is available to borrow at September 30, 2005.
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
14. OTHER (INCOME) EXPENSE
     The following table describes the components of other (income) expense of the Company for the three and nine months ended September 30, 2004 and 2005 (amounts in thousands):

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2004		September 30, 2005		September 30, 2004		September 30, 2005
		Diluted		Diluted		Diluted		Diluted
	Amount	EPS impact	Amount	EPS impact	Amount	EPS impact	Amount	EPS impact

Net (gains) loss from the disposition of business assets	$(72)	$—	$2	$—	$(963)	$(0.03)	$576	$0.02
Write off of software development costs	495	0.02	—	—	495	0.02	—	—
Interest income	—	—	(142)	(0.01)	—	—	(327)	(0.01)

	$423	$0.02	$(140)	$(0.01)	$(468)	$(0.01)	$249	$0.01

15. ACQUISITION
     The Company acquired a funeral home business consisting of two funeral homes in northern Florida for $1.3 million cash during September 2005. The acquisition was accounted for as a purchase of the assets of the business. The assets were recorded at fair value and included goodwill in the amount of $0.4 million. The Company did not assume any liabilities of the business except for the obligation to perform funeral services with a value of approximately $4.1 million secured by a similar amount of trust funds.

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
Cautionary Statements
          The Company cautions readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company’s actual consolidated results and could cause the Company’s actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of the Company. For further information regarding the Company’s cautionary statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report filed on Form 10-K for the year ended December 31, 2004.
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
          (7) Our ability to successfully integrate acquisitions into the Company’s business and to realize expected revenues and profits from the acquired businesses.
          (8) Increased or unanticipated costs, such as insurance, taxes, new computer systems implementations and the cost of complying with Sarbanes-Oxley, may have a negative impact on our earnings and cash flows.
          (9) Increases in interest rates would increase interest costs when we borrow against our variable-rate bank credit facility and could have a material adverse effect on our net income.
          (10) Covenant restrictions under our debt instruments may limit our flexibility in operating our business.

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
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of September 30, 2005, we operated 135 funeral homes and 29 cemeteries in 28 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
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
     We have implemented several significant long-term initiatives in our funeral operations designed to improve operating and financial results by growing market share and increasing profitability. During the fall of 2003, we introduced a more decentralized, entrepreneurial and local operating model. At the same time, we introduced operating and financial standards developed from our best funeral operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful funeral operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each funeral business.
     The cemetery operating results are affected by the size and success of our sales organization because approximately 55% of our cemetery revenues for the nine months ended September 30, 2005 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 10% of our cemetery revenues for the nine months ended September 30, 2005 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Net income from continuing operations for the three months ending September 30, 2005 totaled $0.1 million, equal to $0.01 per diluted share as compared to net income from continuing operations of $0.5 million for the third quarter of 2004, or $0.03 per diluted share.

     The following items affected the comparability of income from continuing operations for the third quarter (in thousands, except per share amounts):

	Amount, net of	Earnings per
	Income Tax	Share

Income from continuing operations for the three months ended September 30, 2004	$471	$0.03

Decrease in gross profit from funeral and cemetery operations (including the change in accounting for preneed selling costs)	(124)	(0.01)

Change in other income (expense) from 2004 to 2005	358	0.02

Higher interest expense	(316)	(0.02)

Higher general and administrative expenses in 2005, primarily to document and evaluate internal controls and upgrade systems and processes	(249)	(0.01)

Income from continuing operations for the three months ended September 30, 2005	$140	$0.01

     Net loss from continuing operations for the first nine months of 2005 totaled $0.8 million, equal to ($0.04) per share as compared to net income from continuing operations of $5.1 million for the first nine months of 2004, or $0.28 per diluted share. The variance between the two periods was primarily due to a make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of the previously outstanding senior debt. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. The make-whole payment resulted in additional pre-tax interest of $6.0 million, along with a charge in the amount of $0.7 million to write off the related unamortized loan costs, in total equal to $0.23 per diluted share. Additionally, the change in accounting for preneed selling costs in 2005 reduced net income from continuing operations by $1.0 million, equal to $0.05 per diluted share. Excluding the effect of these items, diluted earnings per share from continuing operations for the nine months ending September 30, 2005 equaled $0.24 compared to the prior year nine months ended September 30, 2004 of $0.28.
     Income from discontinued operations for the nine months ending September 30, 2005 totaled $0.9 million, equal to $0.05 per diluted share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter and the sale of a cemetery business in the third quarter. Loss from discontinued operations for the nine months ending September 30, 2004 totaled $1.3 million, equal to ($0.07) per share, and consisted primarily of impairment charges for businesses sold in the second half of 2004.
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

Funeral and Cemetery Operations
     We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No 66., “Accounting for Sales of Real Estate.” This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity. We began expensing preneed selling costs as incurred in 2005 (see Accounting Change).
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
Goodwill and Other Intangible Assets
     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.
Income Taxes
     The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes.” The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
Stock Compensation Plans
     The Company has four stock incentive plans under which stock options have been issued. Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount. The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock. Substantially all of the options granted under the four stock option plans have ten-year terms. The options generally vest over a period of two to four years. The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the three months ended September 30, 2004 and 2005, net income for those periods would have been lower by approximately $0.01 for each period.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans) issued to employees. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. FAS No. 123R is effective in the first annual reporting period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements. The adoption of FAS No. 123R using the modified prospective application method is not expected to have a material impact on the consolidated financial position and will have no effect on cash flows of the Company. The adoption of FAS 123R is estimated to reduce earnings in 2006 by approximately $0.01 per diluted share.
Impairment of Long-Lived Assets
     Except as noted for Goodwill, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell. The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented.
Variable Interest Entities
     The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it does not affect cash flow, net income or the manner in which we recognize and report revenues.
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
     Also beginning March 31, 2004, the Company began recognizing income, gains and losses, of the preneed trusts and cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
     For preneed trusts, the Company recognizes as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated earnings, when the contracted services have been performed and merchandise delivered. For cemetery perpetual care trusts, the Company recognizes investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by the Company.

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
     The Company has applied this change in accounting method effective January 1, 2005. As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.25 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet. Therefore, the Company’s results of operations for the three and nine months ended September 30, 2005 are reported on the basis of our changed method. The annual impact on earnings per diluted share is approximately $0.10. The change has no effect on cash flow from operations. Refer to Note 3 for the change in accounting method for preneed selling costs and comparison of results as reported in this quarterly report and under the previous method.
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2004 and 2005. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”
Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005. For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.
     Three months ended September 30, 2004 compared to three months ended September 30, 2005 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2004	2005	Amount	Percent

Total same-store revenue	$26,190	$25,945	$(245)	(0.9%)
Acquired	—	45	45	*
Preneed insurance commissions revenue	392	613	221	56.0%

Revenues from continuing operations	$26,582	$26,603	$21	*

Revenues from discontinued operations	$264	$—	$(264)	*

Total same-store gross profit	$5,715	$5,466	$(249)	(4.4%)
Acquired	—	18	18	*
Preneed insurance commissions revenue	392	613	221	56.0%

Gross profit from continuing operations	$6,107	$6,097	$(10)	*

Gross profit from discontinued operations	$19	$2	$(17)	*

* not meaningful

Nine months ended September 30, 2004 compared to nine months ended September 30, 2005 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2004	2005	Amount	Percent
Total same-store revenue	$84,019	$85,159	$1,140	1.4%
Acquired	—	45	45	*
Preneed insurance commissions revenue	1,035	1,654	619	60.0%

Revenues from continuing operations	$85,054	$86,858	$1,804	2.1%

Revenues from discontinued operations	$1,474	$19	$(1,455)	*

Total same-store gross profit	$20,922	$21,518	$596	2.8%
Acquired	—	18	18	*
Preneed insurance commissions revenue	1,035	1,654	619	60.0%

Gross profit from continuing operations	$21,957	$23,190	$1,233	5.6%

Gross profit from discontinued operations	$265	$(23)	$(288)	*

* not meaningful
     Funeral same-store revenues for the three months ended September 30, 2005 decreased 0.9 percent when compared to the three months ended September 30, 2004, as we experienced a decrease of 0.5 percent in the number of contracts and a decrease of 0.4 percent to $5,309 in the average revenue per contract for those existing operations. Cremation services represented 33.3 percent of the number of funeral services during the third quarter of 2005, an increase from 31.0 percent in the third quarter of 2004. The average revenue for burial contracts increased 2.7 percent to $6,726, while the average revenue for cremation contracts decreased 0.4 percent to $2,389. The increase in cremations had the effect of reducing revenues by $0.5 million and reducing the average revenue per contract by $98.
     Total funeral same-store gross profit for the three months ended September 30, 2005 decreased $0.2 million from the comparable three months of 2004, and as a percentage of funeral same-store revenue, declined from 21.8 percent to 21.1% primarily because of higher bad debts, repairs to funeral facilities and the change in accounting for preneed selling costs.
     Funeral same-store revenues for the nine months ended September 30, 2005 increased 1.4 percent when compared to the nine months ended September 30, 2004, as we experienced a 0.1 percent decline in the number of contracts and an increase of 1.5 percent to $4,961 in the average revenue per contract for those existing operations. Cremation services represented 32.9 percent of the number of funeral services during the nine months ended September 30, 2005 compared to 31.2 percent for the nine months ended September 30, 2004. The average revenue for burial contracts increased 3.3 percent to $6,739, while the average revenue for cremation contracts increased 1.7 percent to $2,408. Preneed insurance commission revenue, which is generally recognized as revenue one year after origination, increased year over year because of an increasing emphasis on selling insurance related products and additions to our sales leadership during the previous two years.
     Total funeral same-store gross profit for the nine months ended September 30, 2005 increased $0.6 million from the comparable nine months of 2004, and as a percentage of funeral same-store revenue, increased from 24.9 percent to 25.3 percent. The change in accounting method for preneed selling costs previously discussed was implemented prospectively as of January 1, 2005. We did not restate the results for 2004. The effect of that change was to reduce gross profit by $0.2 million for the nine month period ended September 30, 2005. Had we applied the new accounting method in 2004, funeral same-store gross profit would have increased by $1.4 million, or 6.9 percent from 2004 to 2005. We achieved positive operating leverage because of better execution of our new standards-based operating model.

Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005:
Three months ended September 30, 2004 compared to the three months ended September 30, 2005 (dollars in thousands)

	Three Months Ended
	September 30,		Change
	2004	2005	Amount	Percent
Revenues from continuing operations	$9,226	$9,855	$629	6.8%

Revenues from discontinued operations	$159	$34	$(125)	*

Gross profit from continuing operations	$1,993	$1,808	$(185)	9.3%

Gross profit from discontinued operations	$39	$1	$(38)	*

* not meaningful
Nine months ended September 30, 2004 compared to the nine months ended September 30, 2005 (dollars in thousands)

	Nine Months Ended
	September 30,		Change
	2004	2005	Amount	Percent
Revenues from continuing operations	$28,576	$29,722	$1,146	4.0%

Revenues from discontinued operations	$512	$443	$(69)	*

Gross profit from continuing operations	$6,645	$5,707	$(938)	14.1%

Gross profit from discontinued operations	$139	$124	$(15)	*

* not meaningful
     Cemetery revenues from continuing operations for the three months ended September 30, 2005 increased 0.6 million compared to the three months ended September 30, 2004. Preneed property revenues increased $0.5 million because we recognized $0.5 million from the completion of mausoleums in the current year period. The average value of interment rights sold during the quarter increased 7.9 percent to $1,972 while the number of interment rights sold declined 11.0 percent. The number of interments performed decreased 10.9 percent and, consequently, our at-need revenues declined by $0.4 million. Deliveries of preneed merchandise and services increased $0.4 million year over year. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $750,000; the same as the third quarter of the prior year.
     Cemetery gross profit from continuing operations for the three months ended September 30, 2005 decreased $0.2 million from the comparable three months of 2004 and as a percentage of revenues decreased from 21.6 percent to 18.3 percent. The accounting change for preneed selling costs reduced gross profit by $0.2 million in the current year quarter.
     Cemetery revenues from continuing operations for the nine months ended September 30, 2005 increased $1.1 million, or 4.0 percent, compared to the nine months ended September 30, 2004 substantially because of higher deliveries of merchandise and services. The number of preneed contracts written in the nine months ended September 30, of 2005 declined 4.5 percent to 6,485 compared to the same period in 2004. Average revenue per preneed contract written during the nine months ended September 30, 2005 increased 8.9 percent to $2,862 compared to the nine months ended September 30, 2004. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $3.0 million, approximately $0.9 million higher than the prior year.
     Cemetery gross profit from continuing operations for the nine months ended September 30, 2005 decreased $0.9 million and as a percentage of revenues decreased from 23.3 percent to 19.2 percent from the comparable nine months of 2004. The accounting change for preneed selling costs reduced profitability $1.4 million for the nine months ended September 30, 2005.
Other. General and administrative expenses, for the three and nine months ended September 30, 2005 increased $0.4 and $0.9 million or approximately 14.3 and 11.9 percent, respectively, as compared to the same periods of 2004 primarily because the 2005 period included higher audit and professional fees related to our on-going effort to comply with the internal control reporting requirements of Sarbanes-Oxley, upgrading systems and processes and the relocation of our home office. Such costs are expected to result in higher general and administrative expenses during the remainder of 2005.

     Interest expense for the three and nine month periods ended September 30, 2005 increased $0.5 and $1.1 million, or 12.1 and 8.5 percent, compared to the same periods ended September 30, 2004 because the total debt increased when the Company refinanced its senior debt earlier in 2005. Additionally, the current year expense is negatively impacted by higher loan fees.
     Income Taxes. The Company provided income taxes at the expected effective annual rate of 37.5 percent for continuing operations for the three and nine months ended September 30, 2004 and 36.7 percent and 38.2 percent for continuing operations for the three and nine months ended September 30, 2005, respectively. The tax benefit for the change in accounting method was recorded at the rate of 36.5 percent.
     The Company has net operating loss carryforwards totaling approximately $14.3 million for Federal income tax purposes, as well as significant operating loss carryforwards in certain states. Because of the ability to use the net operating loss to offset taxable income and the timing of when revenue and expenses are recognized for tax purposes, we do not expect to pay Federal income taxes in 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $7.3 million at September 30, 2005, representing an increase of $5.4 million from December 31, 2004. Short-term investments totaled $9.0 at September 30, 2005, compared to none in the prior year. For the nine months ended September 30, 2005, cash used by operating activities was $9.4 million as compared to cash provided of $17.2 million for the nine months ended September 30, 2004. Cash used by operating activities during 2005 included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million. Additionally, increases in accounts receivable, preneed trust funds and other assets used $8.5 million of cash. Investing activities included $1.3 million for the acquisition of a funeral business in Florida, the first acquisition in over three years. Net cash provided by financing activities during 2005 totaled $28.8 million and was attributable to our senior debt refinancing.
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
     The Company’s senior debt at September 30, 2005 totaled $142.4 million and consisted of the $130.0 million in Senior Notes, a $35 million revolving line of credit (none of which was outstanding at the time) and $12.4 million in acquisition indebtedness and capital lease obligations. Additionally, $0.7 million in letters of credit have been issued from the credit facility and are outstanding at September 30, 2005.
     The Company’s convertible junior subordinated debenture at September 30, 2005 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES). The rights of the debenture are functionally equivalent to those of the TIDES.
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
     In April 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 300 basis points, matures in five years and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn and no borrowings are anticipated during 2005. $24.0 million is available to borrow at September 30, 2005.
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
Item 3. Quantitative and Qualitative Disclosures of Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s variable rate bank credit facility and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s 2004 annual report filed on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2004.
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
     Based on the value of the Company’s common stock held by non-affiliates on June 30, 2005, Carriage will be an accelerated filer for the year ending December 31, 2005. As an accelerated filer, in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005, we will perform a review of our internal control over financial reporting, and our internal control over financial reporting will be audited by our independent accountant. In order to comply with the Act, we are currently undergoing a comprehensive effort to document, verify and test key internal controls. During the documentation and verification phases, which are still underway, we have identified certain internal control issues which management concluded should be improved. However, to date we have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. Nonetheless, we are making improvements to our internal controls by revising or updating policies and procedures; training field personnel on procedures and best practices; improving segregation of duties when possible; enhancing information technology systems controls; and improving preventative controls. In particular, we are implementing a cemetery accounting and trusting system. In connection with the implementation of this system, we are converting data from the legacy systems to the new systems and reconciling reported balances. If additional internal control issues are identified by our continuing documentation and verification efforts, management will address those matters in a timely manner.

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
Issuance of Unregistered Securities
     Carriage has a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. The Company issued 3,101 and 1,667 shares of common stock to directors with a value of approximately $14,500 and $10,600 in lieu of payment in cash for their fees for the third quarter of 2004 and 2005, respectively. The Company issued 9,351 and 6,800 shares of common stock to directors with a value of $45,500 and $40,000 for the nine months ended September 30, 2004 and 2005, respectively. No underwriter was used in connection with this issuance. Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

Item 6. Exhibits
4.1 — Amendment No. 1 to the Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders
11.1 — Computation of Per Share Earnings
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

CARRIAGE SERVICES, INC.
November 11, 2005	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

4.1
Amendment No. 1 to the Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders

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