Form 10-K
period 2005-12-31
CARRIAGE SERVICES INC
filed 2006-03-10
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Blvd., Suite 300, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $.01 Par Value	New York Stock Exchange
Series G Preferred Stock Purchase Rights	New York Stock Exchange
(Title Of Class)	(Name of Exchange on which registered)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1933.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-Accelerated filer
Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $98.1 million based on the closing price of $6.05 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share outstanding as of February 28, 2006 was 18,485,250.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2006 annual meeting of stockholders are incorporated in Part III of this Report.

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
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2005, we operated 133 funeral homes in 28 states and 29 cemeteries in 12 states. We primarily serve suburban markets and believe we are a market leader (first or second) in most of those markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are divided into two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	favorable demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business that provides interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the success of our sales organization because approximately 37% of our cemetery revenues during the year ended December 31, 2005 was generated from preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of such preneed sales. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 10% of our cemetery revenues during the year ended December 31, 2005 was attributable to investment earnings on trust funds and finance charges on installment contracts.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. We implemented our new funeral operating model, called “Being the Best,” at the beginning of 2004. The standards based model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. This new model also requires our local and corporate leaders to change our focus from short-term profitability to the drivers of success that create long-term profitability and value for our shareholders. Our operating model emphasizes:
•	decentralized management of our local businesses;

•	financial and operational standards based upon drivers of success of our best businesses;

•	variable compensation that rewards our managers as if they are owners;

•	finding, developing and retaining the best people in our industry; and

•	information technology designed to support local business and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.
     We believe we were successful in achieving our near-term goals in 2005 as evidenced by:
•	increasing revenues and gross profit our funeral home businesses as a result of our new operating model;

•	improving our credit profile with the $130 million senior debt offering in January 2005; and

•	acquiring a funeral home business that met our profile.
     Our near-term objectives for 2006 and 2007 include:
•	continuing to improve our operating and financial performance by executing our “Being the Best” funeral and cemetery operating models;

•	increasing our profitability and cash flow;

•	executing a disciplined acquisition program of funeral businesses that match a profile based on our Being the Best standards.
     Our longer-term objectives over the next five years include:
•	continuous improvement and portfolio optimization driven by our Being the Best operating model;

•	increasing market share and profitability;

•	formalizing and fully implementing a disciplined acquisition program; and

•	raising equity proceeds to enhance our capital structure and support our growth strategy as appropriate opportunities arise.
DEATH CARE INDUSTRY
     Death care companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The death care industry in the United States is characterized by the following fundamental attributes (the statistics included in this report are based on public reports from financial research firms or public websites):
Death Rates
     Death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. From 2001 to 2003, death rates deviated from this long-term trend by declining year-over-year for a three-year period, which is the first time year-over-year declines occurred since the mid-1970s. We understand that the death rate for 2005 increased 0.2 percent compared to 2004 and increased 0.3 percent from 2003 to 2004. The number of deaths per year in the United States is expected to increase from approximately 2.5 million in 2005 to 2.6 million in 2010 according to the United States Bureau of the Census. In addition, the segment of the United States population over 65 years of age is expected to increase by over 13% from approximately 34.9 million in 2000 to 39.6 million in 2010.
Cremation
     In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 10% of the U.S. burial market in 1980 and approximately 28% in 2003. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of remains.
Highly Fragmented Ownership
     We estimate that there are approximately 22,000 funeral homes and 10,000 cemeteries in the United States and that the domestic funeral service industry generates approximately $15 billion of revenue annually. The four largest public operators of both funeral homes and cemeteries in the United States are Service Corporation International, Alderwoods Group, Stewart Enterprises, and Carriage Services. We believe these four companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. During most of the 1990s, there was a trend toward independent firms consolidating with public operators. However, few acquisitions have occurred since 1999 and there have been a number of independent entrants in local markets. As a result, the industry continues to be characterized by a large number of locally-owned, independent businesses.
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
Deleveraging
     Until 1999, the industry experienced consolidation of independent death care businesses by a few large, primarily publicly owned death care consolidators that sought to benefit from economies of scale, improved managerial control, more effective operating strategies and greater financial resources. From 2000 to 2005, these consolidators have been divesting selected properties and other assets, and using proceeds from such dispositions, together with cash flow, to accelerate debt reduction and build cash blances. We expect the level of dispositions to substantially decline.
Preneed Marketing
     In addition to at-need sales, we and certain other death care providers sell products and services on a preneed basis. Selling products and services on a preneed basis, if properly executed, provides a backlog of future revenue and enhances the heritage and market share of an established funeral home or cemetery. However, most of our preneed sales lock in the revenue from future services at current prices and result in paying certain costs, such as sales commissions, at the time the preneed contract is originated.
BUSINESS STRATEGY
Implement Operating Initiatives
     During the last five years, we and the other public consolidators have been restructuring our organizations and improving our financial condition, liquidity and cash flow. On January 1, 2004, we introduced our “Being the Best” standards, a more decentralized and entrepreneurial financial operating model for our funeral homes. On January 1, 2006 we implemented a similar model to our cemetery business. We believe the execution of our Being the Best standards-based funeral operating model has resulted in operational improvements in our funeral segment. Those operational improvements include, among other things, improved showroom presentation and merchandising, achievement of higher prices per service and improved staffing and cost management. Key elements of our overall business strategy include the following:
—	Decentralized Funeral Operating Model. We believe that a decentralized operating model is best suited to grow market share and improve financial performance in the funeral industry. This new operating model focuses on key drivers of a successful funeral business, organized around three primary areas — market share, people, and operational and financial metrics. Successful execution of our new operating model is highly dependent on strong local leadership, entrepreneurial empowerment and corporate support. In order to align this model with financial performance across the organization, we developed a set of customized standards for each funeral business based on the financial results and attributes of our best properties, adjusting for size and percentage of cremations. Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. Under this new program, we believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.

—	Decentralized Cemetery Operating Model. We also believe that a decentralized operating model is best suited to grow market share and improve financial performance in the cemetery industry. This new operating model focuses on key drivers of a successful cemetery business, similarly organized around three primary areas — market share, people, and operational and financial metrics. A principal initiative is to emphasize property sales, which strengthen the ties between our cemeteries and these clients. Successful execution of our new operating model is highly dependent on strong local leadership, entrepreneurial empowerment and corporate support. In order to align this model with financial performance across the organization, we developed a set of standards for all of our cemeteries based on the financial results and attributes of the best of these businesses. Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. Under this new program, we believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.

—	Presentation and Packaging of Services and Merchandise. We believe packaging funeral services and merchandise offers both simplicity and convenience for our client families. Well-conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families concerning matters about which they do not have much knowledge during a very stressful and emotional time. We have entered into updated arrangements with four primary casket suppliers to support our strategy and control wholesale costs. We also anticipate that our packaging strategy will result in increased revenue per cremation service over time as more families select packages that provide services and merchandise. The percentages of funeral services conducted by us in which cremation was chosen as the manner in which to dispose of remains was 31% for the year ended December 31, 2004 and 33% for the year ended December 31, 2005. For the year ended December 31, 2005, approximately 63% of the number of our total cremation services were direct cremations (where no viewing, visitation, or merchandise is involved, although a memorial service may be held) and 37% included additional services and merchandise.

—	Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. We emphasize insurance-funded contracts over trusted contracts in most markets, as insurance products allow us to earn commission income to improve our cash flow and offset a significant amount of the up-front costs associated with preneed sales. In addition, the cash flow and earnings from insurance contracts are more stable than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.

—	Systems and Support Enhancements. We periodically perform targeted reviews of our systems and support services with the objective of improving effectiveness and streamlining processes. We recently completed an upgrade of our funeral services system to improve its features and functions and implemented a cemetery system during 2005. We will continue to review and change corporate processes to improve efficiency and effectiveness.

—	Renewed Corporate Development Efforts. We believe that our improved capital structure, resulting in part from the $130 million offering in January 2005 of senior debt due in 2015 and which bears interest at 7.785% per annum, positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our credit profile as we invest our cash flow into businesses that will contribute incremental revenues, earnings and cash flow. We will be applying the standards and practices established under our Being the Best operating model to qualify acquisition candidates, ensuring that they are a proper fit and can be readily integrated into our portfolio. Ideal candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. We will look to geographic areas that complement our existing markets, with a primary focus on suburban markets with growing populations of 100,000 or more, preferably in the Northeast and on the West Coast. We expect to give the most serious consideration to firms with at least 300 calls annually (or at least $1.5 million in annual revenue).
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
     Flexible Capital Structure. In January 2005, we met our goal of reaccessing the capital markets by completing our $130 million senior debt offering. We used the net proceeds to pay off the existing senior debt that had near term maturities and accrued interest on our TIDES (described below). This transaction eliminated all near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility, which allows us to focus our efforts on improving operations and growing the Company. After completion of the offering, we have four primary components in our capital structure:
•	the $130 million senior notes issued in January 2005 which have a 2015 maturity;

•	a revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•	our convertible junior subordinated debenture payable to our affiliate trust, which has the ability to defer payments of interest, and a 2029 maturity (our TIDES); and

•	our common stock.
     Stable Cash Flow. Since 2000, we have demonstrated the ability to generate stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. We have also demonstrated an ability to manage capital expenditures to a consistent level. Adjusted cash flow (cash flow from operations less special charges and capital expenditures) for 2005 totaled $9.7 million. We intend to use cash flow to fund a selective growth strategy. Our growth strategy is the primary way we expect to increase shareholder value, which means that we need to achieve a much higher return on invested capital during this growth cycle compared to the 90’s cycle. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio while selectively making new acquisitions.
     Strong Field-Level Operating Margins. We believe that our field-level operating margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our standards-based operating model implemented at the beginning of 2005 will continue to yield positive improvement in our financial results.
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
     Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. All of our funeral homes and cemeteries are connected to our corporate headquarters, which allows us to monitor and assess critical operating and financial data in order to analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.
     Proven Management Team. Our management team, headed by Company founder Mel Payne, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our successful recent efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best operating model will ensure this commitment at all levels of the organization. At year-end 2005 we reorganized our funeral and cemetery divisions into four Regions, each headed by a Regional Partner. This change should engender more cooperation and synergy between our funeral and cemetery operations and support the goal of market-share and volume growth in our most significant markets. The four Regional Partners will report to Mel Payne in the role of Chief Operating Officer.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are divided into two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.

Funeral Home Operations
     At December 31, 2005, we operated 133 funeral homes in 28 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in service industries. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2005, for segment data related to funeral home operations.
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
     Funeral homes are principally a service business that provides burial and cremation services and sells related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
—	favorable demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

—	leading market share positions supported by strong local heritage and relationships;

—	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

—	controlling salary and merchandise costs; and

—	exercising pricing leverage related to our at-need business to increase average revenues per contract.
Cemetery Operations
     As of December 31, 2005, we operated 29 cemeteries in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2005, for segment data related to cemetery operations.
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
     Our cemetery operating results are impacted by the success of our sales organization because approximately 37% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2005. An additional 19% of our 2005 cemetery revenues was from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of such preneed sales. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 10% of our cemetery revenues was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2005.
Preneed Programs
     In addition to sales of funeral merchandise and services, cemetery interment rights and cemetery merchandise and services at the time of need, we also market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making death care plans at the time of need and allow input from other family members before the death occurs.
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, are not recognized until the time the funeral service is performed. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors). Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies. Prior to 2005, the direct marketing commissions and costs incurred from the sale of preneed funeral contracts were deferred and amortized on an actuarial method to match the expected maturity of the preneed contracts. Effective January 1, 2005, the Company changed its method for accounting for deferred obtaining costs and began expensing all costs as incurred. See Note 3 to the Consolidated Financial Statements for the year ended December 31, 2005, for more detailed discussion of the Company’s accounting change.
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
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 12% and 14%. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for customer cancellations and refunds are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
     Carriage sold 4,936 and 4,877 preneed funeral contracts during the years ended December 31, 2004 and 2005, respectively. At December 31, 2005, we had a backlog of 58,531 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during each of the last three years and during the twelve months ended December 31, 2005 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 50% and 55% of Carriage’s net cemetery revenues for both 2004 and 2005, respectively.
     As of December 31, 2005, we employed a staff of 220 advance-planning and family service representatives for the sale of preneed products and services.
TRUST FUNDS AND INSURANCE CONTRACTS
     We have established a variety of trusts in connection with our funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. We also use independent financial advisors for investment management and advisory services.
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. The trust fund income earned and any increase in insurance benefits are deferred until the service is performed, in order to offset possible inflation in cost when providing the service in the future. The trust funds and deferred revenue are reflected on Carriage’s balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses, which we defer until the service is provided. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $272.3 million as of December 31, 2005.
     We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, totaled approximately $54.8 million as of December 31, 2005.
     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund. The perpetual care trust balances totaled approximately $32.4 million at December 31, 2005.

     For additional information with respect to our trusts, see Note 6, 7 and 8 to the Consolidated Financial Statements for the year ended December 31, 2005.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States are Service Corporation International, Alderwoods Group, Stewart Enterprises, Keystone North America and StoneMor Partners. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
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
     In accordance with the rules of the New York Stock Exchange, we submitted a Section 12(a) CEO Certification in 2005, which was not qualified in any manner. In addition, in accordance with the rules, attached as Exhibits 31.1 and 31.2 are our CEO and CFO certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.
EMPLOYEES
     As of December 31, 2005, we and our subsidiaries employed 1,781 employees, of whom 935 were full-time and 846 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. Approximately ten of our employees in Nevada have elected to have the local teamsters union represent them in contract negotiations with the Company. To date, the Company has not entered into any contracts with the union.
AVAILABLE INFORMATION
     Our website address is www.carriageservices.com. Available on this website under “Investor Relations-Investor Relations Menu – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”).
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
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
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
     There has been little acquisition activity by us or the other public companies in the death care industry over the preceding five years, and there is no assurance that we will be able to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us. We intend to apply standards established under our Being the

Best operating model in qualifying acquisition candidates, and there is no assurance that we will be successful in doing so or that we will find attractive candidates that satisfy these standards.
Increased or unanticipated costs, such as insurance, taxes, new computer systems implementations and the cost of complying with Sarbanes-Oxley, may have a negative impact on our earnings and cash flows.
     We have experienced material increases in certain costs during the previous two years, such as documenting and testing our internal controls to comply with Sarbanes-Oxley and implementing computer systems. We will incur costs in these two areas and others in 2006, which costs can only be estimated. These types of cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2006 plan assumes that we will be successful in increasing revenues at a rate that is greater than the growth in the cost of sales. We can give no assurance that we will be successful in achieving such increases.
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
Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets and the mix of securities owned.
     Earnings and investment gains and losses on trust funds and insurance contracts are affected by financial market conditions and the mix of fixed-income and equity securities that we choose to maintain in the funds. During 2004 and 2005, we revised the mix of investments within the cemetery trusts according to our new asset allocation model in an effort to increase earnings and lower volatility. We expect to make similar changes in the funeral trusts in 2006. We may not choose the optimal mix for any particular market condition. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds could cause a decline in future cash flows and revenues.
Covenant restrictions under our debt instruments may limit our flexibility in operating our business.
     The terms of our credit facility and the indenture governing the Senior Notes may limit our ability and the ability of our subsidiaries to, among other things:
—	incur additional debt;

—	pay dividends or make distributions or redeem or repurchase stock;

—	make investments;

—	grant liens;

—	make capital expenditures;

—	enter into transactions with affiliates;

—	enter into sale-leaseback transactions;

—	sell assets; and

—	acquire the assets of, or merge or consolidate with, other companies.
     Our credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the event of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our amended senior secured credit facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.
RISKS RELATED TO THE DEATH CARE INDUSTRY
Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.
     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase through 2010, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenues to fluctuate and our results of operations to lack predictability.
The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, direct cremations produce no revenues for cemetery operations and lower funeral revenues.
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35% of the U.S. burial market by the year 2010, compared to approximately 28% in 2003. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.
     Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. During the last five years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At December 31, 2005, we operated 133 funeral homes in 28 states and 29 cemeteries in 12 states. Carriage owns the real estate and buildings for 80% of our funeral homes and leases facilities for the remaining 20%. Carriage owns 24 cemeteries and operates five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2005. Ten funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management . The 29 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 115,000 and 106,000 at December 31, 2004 and 2005, respectively. In addition, approximately 609 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

     The following table sets forth certain information as of December 31, 2005, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	16	3	3	0
Connecticut	6	2	0	0
Florida	6	3	6	3
Georgia	3	0	0	0
Idaho	4	1	1	0
Illinois	1	4	1	0
Indiana	2	0	1	0
Iowa	2	0	0	0
Kansas	7	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	6	0	0	0
Michigan	4	0	0	0
Missouri	0	1	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	1	0	0
North Carolina	1	2	1	0
Ohio	4	3	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	11	0	6	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	106	27	24	5

(1)	The leases, with respect to these funeral homes, have remaining terms ranging from one to fifteen years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Carriage’s corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2005, we operated 560 vehicles, of which 557 are owned and 3 are leased.
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
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Carriage’s Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2005	High	Low
First Quarter	$5.71	$4.77
Second Quarter	$6.30	$5.20
Third Quarter	$6.75	$6.00
Fourth Quarter	$6.41	$4.76

2004
First Quarter	$4.58	$3.20
Second Quarter	$4.10	$3.25
Third Quarter	$3.64	$2.99
Fourth Quarter	$3.75	$3.13
     As of February 28, 2006, there were 18,485,250 shares of Carriage’s Common Stock outstanding. The Common Stock shares outstanding are held by approximately 300 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of the Common Stock.
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
     We have a compensation policy for fees paid to its directors under which our nonemployee directors may choose to receive director compensation fees either in the form of cash or common stock based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. We issued 13,709 shares of its common stock to the directors who elected to receive their 2005 fees in common stock. No underwriter was used in connection with this issuance. We relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1993, as amended.
     We did not repurchase any of our equity securities in the fourth quarter of the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for Carriage that has been derived from the audited Consolidated Financial Statements of Carriage as of and for each of the years ended December 31, 2001, 2002, 2003, 2004, and 2005. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of a change in accounting methods discussed below.
     Our historical financial data included in the table below as of and for the year ended December 31, 2001 is derived from our Consolidated Financial Statements audited by Arthur Andersen LLP, independent public accountants, which has ceased operations. The historical financial data included in the table below as of and for the years ended December 31, 2002, 2003, 2004 and 2005 is derived from our Consolidated Financial Statements audited by KPMG LLP, independent registered public accounting firm.
     We adopted FASB Interpretation No. 46, as revised (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, as of March 31, 2004. The adoption of FIN 46R resulted in the consolidation of funeral and cemetery merchandise and service, and perpetual care trusts in our consolidated balance sheet at fair value. We do not consolidate certain funeral trusts for which we do not absorb a majority of their expected losses and, therefore, are not considered a primary beneficiary of these funeral trusts under FIN 46R. The adoption of FIN 46R also resulted in the deconsolidation of Carriage Services Capital Trust, the issuer of TIDES preferred securities. Instead, we now report as a liability the junior subordinated debenture payable to the Trust. Amounts and balances prior to March 31, 2004 have not been restated to reflect the adoption of FIN 46R.
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
     The Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts, effective January 1, 2005. The change affects the comparability of the operating results in the following table. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the new accounting method, the commissions and other direct selling costs, which are current obligations are paid and use operating cash flow, are expensed as incurred. The Company’s results of operations for the year ended December 31, 2005 is reported on the basis of our changed method, but the periods prior to 2005 are reported using the prior accounting method. See Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2005.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and Carriage’s Consolidated Financial Statements and notes thereto included elsewhere in this report.

		Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues, net:
Funeral	$119,543	$114,631	$112,209	$112,504	$116,072
Cemetery	37,245	34,217	34,351	37,390	38,962

Total net revenues	156,788	148,848	146,560	149,894	155,034

Gross profit:
Funeral	30,423	33,250	29,084	29,452	30,410
Cemetery	8,435	8,222	8,521	8,874	6,855

Total gross profit	38,858	41,472	37,605	38,326	37,265
General and administrative expenses	8,698	10,557	10,492	10,665	12,383
Other charges (income)	—	871	432	495	(822)

Operating income	30,160	30,044	26,681	27,166	25,704
Interest expense	(20,266)	(19,679)	(17,900)	(17,027)	(18,711)
Additional interest and other costs of senior debt refinancing	—	—	—	—	(6,933)
Other income (expense)	—	865	657	940	(73)

Income (loss) before income taxes	9,894	11,230	9,438	11,079	(13)
(Provision) benefit for income taxes	(1,979)	8,475	(3,539)	(91)	(32)

Net income (loss) from continuing operations	7,915	19,705	5,899	10,988	(45)
Income (loss) from discontinued operations	1,087	573	726	(1,754)	936
Cumulative effect of the change in accounting, net of taxes	—	—	—	—	(22,756)

Net income (loss)	9,002	20,278	6,625	9,234	(21,865)
Preferred stock dividends	37	—	—	—	—

Net income (loss) available to common stockholders	$8,965	$20,278	$6,625	$9,234	$(21,865)

Earnings (loss) per share
Basic:
Continuing operations	$0.47	$1.17	$0.34	$0.62	$—
Discontinued operations	0.07	0.03	0.04	(0.10)	0.05
Cumulative effect of the change in accounting principle	—	—	—	—	(1.24)

Basic earnings (loss) per share	$0.54	$1.20	$0.38	$0.52	$(1.19)

Diluted:
Continuing operations	$0.45	$1.13	$0.33	$0.60	$—
Discontinued operations	0.06	0.03	0.04	(0.09)	0.05
Cumulative effect of the change in accounting principle	—	—	—	—	(1.24)

Diluted earnings (loss) per share	$0.51	$1.16	$0.37	$0.51	$(1.19)

Weighted average number of common and common equivalent shares outstanding:
Basic	16,696	16,973	17,444	17,786	18,334

Diluted	17,492	17,433	17,808	18,260	18,334

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	148	144	139	135	133
Cemeteries at end of period	30	30	30	30	29
Funeral services performed	24,818	23,990	23,323	22,673	22,792
Preneed funeral contracts sold	3,857	5,456	5,174	4,936	4,877
Backlog of preneed funeral contracts	67,099	59,412	59,696	60,309	58,531
Depreciation and amortization	$15,679	$9,526	$9,934	$10,790	$9,224

BALANCE SHEET DATA:
Total assets	$552,167	$549,948	$538,917	$565,156	$570,640
Working capital (deficit)	(1,006)	(1,598)	(14,285)	4,933	26,915
Long-term debt, net of current maturities	148,508	141,207	105,355	102,714	134,572
Convertible junior subordinated debenture (1)	—	—	—	93,750	93,750
Redeemable convertible preferred stock (TIDES) (1)	90,058	90,193	90,327	—	—
Stockholders’ equity	$81,578	$98,091	$105,930	$116,438	$96,374

(1)	When the TIDES were issued in 1999, we reported the securities as a component of temporary equity because they have predominantly equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt). In 2004, we changed that classification to report the securities as subordinated debt in order to comply with a new accounting standard.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of December 31, 2005, we operated 133 funeral homes in 28 states and 29 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 36% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.
     We implemented several significant long-term initiatives in our funeral operations at the beginning of 2004 designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best funeral operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful funeral operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each funeral business.
     The cemetery operating results are affected by the size and success of our sales organization because approximately 55% of our cemetery revenues for the year ended December 31, 2005 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 10% of our cemetery revenues for the year ended December 31, 2005 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues. We are implementing operating and financial standards in our cemetery operations in 2006 similar to the funeral operations discussed above. The standards are organized around market share, people and operational and financial metrics to improve the long-term success of the cemeteries.
     Prior to 2001, we accumulated a large amount of debt and contingent obligations from acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. We have not been actively seeking businesses to acquire; instead we have been focused on selling underperforming businesses and reducing our debt. We have sold 38 funeral homes and 13 cemeteries along with 22 parcels of excess real estate. We have reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004. During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. This refinancing represented a milestone. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our cash flow in our core business. We plan to use the net cash proceeds from the offering and our cash flow to grow our Company through selective acquisitions. We ended the year with approximately $25 million in cash and short-term investments, primarily from the proceeds of the Senior Notes and positive cash flow. During September 2005, we acquired a funeral business consisting of two chapels in northern Florida, the first acquisition since 2002.
     We changed our method of accounting for preneed selling costs in 2005 which affects the comparability of the costs and expenses in the results of operations. The cumulative impact of the change was a charge in the amount of $22.8 million, net of tax, equal to $1.24 per diluted share. See the following section, Accounting Method Change, and Note 3 to the Consolidated Financial Statements.
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
     Allowances for customer cancellations, refunds and bad debts are provided at the date that the contract is executed. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued.
     Preneed selling costs consist of sales commissions and other direct related costs of originating preneed sales contracts. Prior to 2005, these costs were deferred and amortized into funeral and cemetery costs and expenses over the period we expect to perform the services or deliver the merchandise covered by the preneed contracts. The periods over which the costs were recognized were based on actuarial statistics for the actual contracts we hold, provided by a third-party administrator. Beginning in 2005, we changed our method of accounting for preneed selling costs. Preneed selling costs are now expensed as incurred.
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

Stock Compensation Plans
     The Company has four stock incentive plans under which stock options have been issued. Additionally, the Company sponsors an Employee Stock Purchase Plan (ESPP) under which employees can purchase common stock at a discount. The stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock. Substantially all of the options granted under the four stock option plans have ten-year terms. The options generally vest over a period of two to four years. The Company accounts for stock options and shares issued under the ESPP under APB Opinion No. 25, under which no compensation cost is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under SFAS No. 123 for the years ended December 31, 2004 and 2005, net income for those periods would have been lower by approximately $0.01 for each period.
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2005), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options and the employee stock purchase plan, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123 (R). The revised standard is effective in the first annual reporting period of the first fiscal year beginning after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual Consolidated Financial Statements. The adoption of FAS No. 123R using the modified prospective applications method is not expected to have a material impact on the consolidated financial position and no impact on cash flows of the Company. The future compensation expense will vary in the future due to changes in the number, value and vesting terms of stock-based instruments granted to employees. Management currently estimates that the adoption of FAS No. 123R will reduce net income in 2006 within a range of $0.1 million to $0.2 million.
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
Preneed Funeral and Cemetery Trust Funds
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
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the principal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.

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
     Also beginning March 31, 2004, the Company began recognizing the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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
Accounting Changes
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154). This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections. It establishes, unless impracticable and in the absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle. Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively. FAS No. 154 also provides guidance for determining and reporting a change when retrospective application is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company will adopt the requirements beginning January 1, 2006, which is not expected to have an effect on the Company’s 2005 financial statements.
ACCOUNTING METHOD CHANGE
Preneed Selling Costs
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs incurred, for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company also believes the new accounting method improves the comparability of its reported earnings with other public companies in the death care industry. Because the three largest public death care companies now expense selling costs (two of which changed in 2005), investors and other users of the financial information will now be able to more easily compare our financial results to those deathcare companies.
     The Company has applied this change in accounting method effective January 1, 2005. As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.24 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet. Therefore, the Company’s results of operations for the year ended December 31, 2005 is reported on the basis of our changed method. The annual impact on earnings per diluted share is approximately $0.05. The change has no effect on cash flow from operations. Refer to Note 3 to the Consolidated Financial Statements for the year ended December 31, 2005, for the change in accounting method for preneed selling costs and comparison of results as reported in this annual report and under the previous method.

SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2003	2004	2005
Total revenues	100.0%	100.0%	100.0%
Total gross profit	25.7	25.6	24.0
General and administrative expenses	7.2	7.1	8.0
Operating income	18.2	18.1	16.6
Interest expense	12.2	11.4	12.1
     The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

	Year Ended December 31,
	2003	2004	2005
Funeral homes at beginning of period	144	139	135
Acquisitions	—	—	2
Divestitures, mergers or closures of existing funeral homes	5	4	4

Funeral homes at end of period	139	135	133

Cemeteries at beginning of period	30	30	30
Acquisitions	—	—	—
Divestitures	—	—	1

Cemeteries at end of period	30	30	29

     The following is a discussion of Carriage’s results of operations for 2003, 2004, and 2005. The term “same-store” or “existing operations” refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
     The following is a discussion of the Company’s results of operations for the years ended December 31, 2004 and 2005.
     Net income (loss), which includes the effect of discontinued operations, totaled $(1.19) per diluted share compared to $0.51 per share for 2004. The decrease is primarily attributable to additional interest of $6.9 million, or $0.25 per diluted share, specifically related to the senior debt refinancing and the change in accounting method of $22.8 million, net, equal to $1.24 per diluted share in 2005. Additionally, 2004 benefited from a $4.1 million income tax benefit related to the change in the deferred tax valuation allowance. This added $0.22 per diluted share to 2004’s earnings.
     Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the year ended December 31, 2005 compared to the year ended December 31, 2004.

	Year Ended
	December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$110,903	$113,342	$2,439	2.2%
Acquired and closed	282	435	153	54.3%
Preneed insurance commissions revenue	1,319	2,295	976	74.0%

Revenues from continuing operations	$112,504	$116,072	$3,568	3.2%

Revenues from discontinued operations	$1,972	$279	$(1,693)	(85.9)%

Total same-store gross profit	$28,213	$28,190	$(23)	(0.1)%
Acquired and closed	(80)	(75)	5	6.3%
Preneed insurance commissions revenue	1,319	2,295	976	74.0%

Gross profit from continuing operations	$29,452	$30,410	$958	3.3%

Gross profit from discontinued operations	$208	$(29)	$(237)	(113.9)%

     Funeral same-store revenues for the year ended December 31, 2005 increased $2.4 million, or 2.2%, when compared to the year ended December 31, 2004, as we experienced an increase of 1.9% to $4,993 in the average revenue per service and an increase of 58 additional contracts, or 0.3%, for those existing operations. Cremation services represented 32.8% of the number of funeral services during 2005 compared to 31.3% for 2004, and our average revenue per cremation service increased 2.2 percent to $2,434.
     Total funeral same-store gross profit for the year ended December 31, 2005 was essentially flat compared to 2004 and gross profit from continuing operations increased $1.0 million, equal to the $1.0 million increase in preneed insurance commission revenue. Gross profit for the year ended December 31, 2005 was minimally affected by the change in accounting method for preneed selling costs. See Note 3 to the Consolidated Financial Statements for a discussion of the change in accounting method. Funeral costs and expenses increased approximately $2.6 million or 3.1% from 2004. The most significant variance year over year was noncash charge of $0.8 million in 2005 to modify the employee vacation plan.
     Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the year ended December 31, 2004 compared to the year ended December 31, 2003:

	Year Ended
	December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenues from continuing operations	$37,390	$38,962	$1,572	4.2%

Revenues from discontinued operations	$640	$443	$(197)	(30.8)%

Gross profit from continuing operations	$8,874	$6,855	$(2,019)	(22.8)%

Gross profit from discontinued operations	$149	$133	$(16)	(10.7)%

     No cemetery businesses were acquired during the two years; one cemetery, which is included in discontinued operations, was sold during 2005.
     Cemetery revenues from continuing operations for the year ended December 31, 2005 increased $1.6 million, or 4.2%, over the year ended December 31, 2004 as investment income and gains from the perpetual care trust funds contributed $1.1 million to the year over year improvement. Cemetery gross profit from continuing operations decreased $2.0 million, or 22.8%, compared to 2004, substantially due to higher preneed selling costs as a result of the change in accounting method. Gross profit for the year ended December 31, 2005 was reduced by approximately $1.5 million for the change in accounting method for preneed selling costs. See Note 3 to the Consolidated Financial Statements for a discussion of the change in accounting method. Excluding the affect of the change in accounting method for preneed selling costs, gross margin from continuing operations decreased from 18.1% for the year ended December 31, 2004 to 17.6% for the year ended December 31, 2005 due to higher costs of maintaining the facilities and grounds.
     Other. General and administrative expenses increased $1.7 million for the year ended December 31, 2005 primarily because of higher professional and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002 and implementing a new cemetery system.
     Interest expense for the year ended December 31, 2005 increased $1.7 million, or 9.9%, compared to the year ended December 31, 2004. Although debt outstanding has increased by approximately $31 million, or 28.2%, during 2005, we are not reporting a proportional increase in interest expense because the 2004 expense was negatively impacted by higher loan fees and compound interest on the deferred interest on the convertible subordinated debentures.
     Income Taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2004 and 2005.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003
     The following is a discussion of the Company’s results of operations for the years ended December 31, 2003 and 2004.
     Diluted earnings per share from continuing operations for the year ended December 31, 2004 were $0.60. Excluding the reduction in the deferred tax valuation allowance of $4.1 million or $0.22 per diluted share, the 15.2 percent improvement from $0.33 to $0.38 per share was attributable to lower interest expense and improvements in both funeral and cemetery profitability. Net income for 2004, which includes the effect of discontinued operations, totaled $0.51 per diluted share ($0.29 per share excluding the reduction in the deferred tax valuation allowance equal to $0.22 per share) compared to $0.37 per share for 2003. A significant portion of the decrease is attributable to impairment charges before taxes of $ 3.7 million, equal to $ 0.13 per diluted share, net of gains totaling $1.0 million pretax, equal to $0.03 per diluted share, from the sales in 2004 of three funeral home businesses.
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

	Year Ended
	December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$111,737	$112,304	$567	0.5%
Less businesses held for sale	(757)	(807)	(50)	*
Preneed insurance commissions revenue	1,608	1,319	(289)	(18.0)%

Revenues from continuing operations	$112,588	$112,816	$228	0.2%

Revenues from discontinued operations	$3,148	$1,660	$(1,488)	(47.3)%

Total same-store gross profit	$27,602	$28,212	$610	2.2%
Less businesses held for sale	(112)	(102)	10	*
Preneed insurance commissions revenue	1,608	1,319	(289)	(18.0)%

Gross profit from continuing operations	$29,098	$29,429	$331	1.1%

Gross profit from discontinued operations	$412	$263	$(149)	(36.2)%

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2004 increased $0.6 million, or 0.5%, when compared to the year ended December 31, 2003, as we experienced an increase of 3.4% to $4,903 in the average revenue per service for those existing operations and the number of services declined by 659, or 2.9%. Cremation services represented 31.9% of the number of funeral services during 2005, compared to 30.7% for 2003.
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
     No cemetery businesses were acquired or sold during the two years; one cemetery was held for sale at the end of 2004.
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
     Other charges in 2004 consist primarily of a pretax charge of $0.5 million to write off capitalized costs of a cemetery accounting system development project that the Company terminated.
     Included in other income for 2004 are pretax gains totaling $0.9 million from the sales of real estate and other assets.
     Interest expense for the year ended December 31, 2004 declined $0.9 million, or 4.9%, compared to the year ended December 31, 2003. While the debt outstanding has decreased by approximately $25 million, or 19.2%, during 2004, we did not realize a proportional decrease in interest expense because the current year expense was negatively impacted by higher loan fees and compound interest on the deferred interest on the convertible subordinated debenture.
     Income Taxes. The Company recorded income taxes for continuing operations at the effective rate of 38.5 percent and 37.6 percent (excluding the effect of the change in the valuation allowance) for the years ended December 31, 2003 and 2004, respectively. The Company recognized tax benefits related to the change in the valuation allowance related to its deferred tax assets of $0.1 million and $4.1 million in 2003 and 2004, respectively. The remaining valuation allowance at December 31, 2004 was attributable to the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $7.9 million at December 31, 2005, representing an increase of $6.0 million from December 31, 2004. Additionally, short term investments totaled $16.9 million at year end 2005 compared to zero at December 31, 2004. The primary source of the increase in cash and short term investments is due to the refinancing of our senior debt in January 2005. For the year ended December 31, 2005, cash provided by operating activities was $1.7 million compared to $24.2 million for the year ended December 31, 2004. Of the $22.5 million decrease in cash provided from operating activities, $17.3 million was attributable to the $10.3 million payment of deferred interest on the convertible junior subordinated debenture in 2005 compared to the deferral of this interest totaling $7.0 million in the prior period. The Company also paid additional interest totaling $6.0 million in connection with the senior note refinancing to pay off the old notes early. Cash used in investing activities totaled $24.2 million for the year ended December 31, 2005 compared to cash used in the amount of $1.3 million for the year ended December 31, 2004, because we invested net of maturities, $16.9 million,, in short term investments, acquired a funeral business for $1.3 million and spent $2.5 million more for capital expenditures. The additional capital expenditures were related to our new cemetery computer systems and mausoleums. Cash provided from financing activities of $28.4 million in 2005 consisted primarily of the proceeds from the senior note refinancing compared to debt repayments in 2004 and 2003. Cash and short-term investments totaled $24.9 million at year end.
     In January 2005, the Company issued $130 million of 7.875% Senior Notes due in 2015. The proceeds from these notes were used to refinance our outstanding senior debt, including payments for accrued interest and make-whole payment, bring current the deferred distributions on the convertible junior subordinated debentures and the TIDES, and for general corporate purposes. In connection with the early retirement of the senior debt, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs. These charges equal $4.2 million after tax, or $0.23 per diluted share, and was reported in the first quarter of 2005. The refinancing improved the Company’s liquidity because debt totaling approximately $96 million due in 2006 and 2008 was replaced by debt maturing in ten years.
     The outstanding principal of our senior debt at December 31, 2005 totaled $141.4 million and consisted of $130.0 million in Senior Notes, a $35 million revolving line of credit, and $11.4 million in acquisition indebtedness and capital lease obligations. Additionally, $0.7 million in letters of credit were issued under the credit facility and were outstanding at December 31, 2005.
     In April 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the initial LIBOR option set at LIBOR plus 300 basis points, matures in five years and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn, except for the letters of credit referred to above, and no borrowings are anticipated during 2006. $34.3 million is available to borrow at December 31, 2005.
     A total of $93.8 million was outstanding on December 31, 2005 on our convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures of the Company. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters at the Company’s discretion. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7.0% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7.0% and are recorded as a liability. During the deferral period, we are prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The company deferred distributions on the TIDES from September 2003 through December 2004. In March 2005, the Company paid the $10.3 million for the cumulative deferred distributions on the TIDES and is currently paying the quarterly interest and distributions.
     Management believes we have enough cash and liquidity to meet our operating needs and execute our acquisition strategy. We do no expect to borrow on our credit facility.
Contractual Obligations
     The following table summarizes our balance sheet liabilities to make future payments as of December 31, 2005. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

					Payments By Period
					(in millions)
	Note							After
	Reference	Total	2006	2007	2008	2009	2010	5 Years
Long-term debt	11	$136.6	2.1	1.5	2.0	0.4	0.1	130.5
Capital lease obligations	14	15.9	0.6	0.6	0.6	0.7	0.7	12.7
Convertible junior subordinated debenture (a)	12	93.8	—	—	—	—	—	93.8

Total contractual obligations		$246.3	2.7	2.1	2.6	1.1	0.8	237.0

(a)	Matures in 2029

Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2005. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

					Payments By Period
					(in millions)
	Note							After
	Reference	Total	2006	2007	2008	2009	2010	5 Years
Operating leases	14	12.7	2.0	2.1	1.9	1.3	1.0	4.4
Interest payments on long-term debt	11	246.8	17.8	17.6	17.4	17.4	17.2	159.4
Noncompete agreements	14	2.6	1.0	0.7	0.5	0.2	0.1	0.1
Consulting agreements	14	0.9	0.4	0.2	0.2	0.1	—	—
Executive Management agreements	14	3.2	1.3	0.7	0.5	0.5	0.2	—

Total contractual cash obligations		$266.2	22.5	21.3	20.5	19.5	18.5	163.9

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
     Carriage is exposed to market risk primarily related to potential increases in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.
     Carriage monitors current and forecasted interest rate risk in the ordinary course of business and seeks to maintain optimal financial flexibility, quality and solvency. As of December 31, 2005, approximately 92% of total debt is fixed rate obligations. Given the current outlook for increasing interest rates, we believe the current bias to fixed rate debt is appropriate.
     We do not currently have any floating rate long-term borrowings outstanding under our $35 million floating rate line of credit. If we borrow against the line of credit, any change in the floating rate would cause a change in interest expense.

     The 7.875% Senior Notes were issued at par and are carried at a cost of $130 million. Current quotes indicate that cost approximates market value. The convertible junior subordinated debenture payable to Carriage Services Capital Trust pay interest at the fixed rate of 7% and are carried on the Company’s balance sheet at a cost of approximately $93.8 million. We estimate a value of $84 million and $79 million at December 31, 2004 and 2005, respectively, based on available broker quotes of the corresponding preferred securities issued by the Trust. Increases in market interest rates may cause the value of these instruments to decrease but such changes will not affect the Company’s interest costs. The remainder of Carriage’s long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, or otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Note 6 and 8 to our Consolidated Financial Statements for the estimate of the fair values of those securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARRIAGE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.
     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles.
     Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2005, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, President and Chief Executive Officer

/s/ Joseph Saporito
Joseph Saporito
Executive Vice President and Chief Financial Officer

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Carriage Service, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Service, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Carriage Service, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Carriage Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those Consolidated Financial Statements.
/s/ KPMG LLP
Houston, Texas
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These Consolidated Financial Statements are the responsibility of Carriage Services, Inc.’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and financial statement schedules based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 3 to the Consolidated Financial Statements, the Company changed its method of accounting for preneed selling costs in 2005.
/s/ KPMG LLP
Houston, Texas
March 10, 2006

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$7,949
Short term investments	—	16,908
Accounts receivable-
Trade, net of allowance for doubtful accounts of $940 in 2004 and $937 in 2005	12,941	13,412
Assets held for sale	4,021	—
Inventories and other current assets	12,815	12,883

Total current assets	31,725	51,152

Preneed receivables and trust investments:
Cemetery	65,855	67,995
Funeral	49,494	50,420
Receivables from preneed funeral contracts	18,074	17,411
Property, plant and equipment, net of accumulated depreciation of $40,831 in 2004 and $45,694 in 2005	104,893	105,435
Cemetery property	62,649	62,905
Goodwill	156,983	157,358
Deferred obtaining costs	35,701	—
Deferred charges and other non-current assets	8,581	25,608
Cemetery perpetual care trust investments	31,201	32,356

Total assets	$565,156	$570,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,039	$22,163
Liabilities associated with assets held for sale	2,598	—
Current portion of long-term debt and obligations under capital leases	2,155	2,074

Total current liabilities	26,792	24,237
Senior long-term debt, net of current portion	102,714	134,572
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	5,424	4,775
Deferred interest on convertible junior subordinated debentures	10,891	—
Deferred cemetery revenue	46,787	51,928
Deferred preneed funeral contracts revenue	30,973	29,446
Non-controlling interests in funeral and cemetery trust investments	98,652	102,446

Total liabilities	415,983	441,154

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	32,212	33,112
Non-controlling interests in perpetual care trust investments associated with assets held for sale	523	—
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,910,000 and 18,458,000 issued and outstanding in 2004 and 2005, respectively	179	185
Additional paid-in capital	188,029	190,502
Accumulated deficit	(71,056)	(92,921)
Deferred compensation	(714)	(1,392)

Total stockholders’ equity	116,438	96,374

Total liabilities and stockholders’ equity	$565,156	$570,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2003	2004	2005
Revenues
Funeral	$112,209	$112,504	$116,072
Cemetery	34,351	37,390	38,962

	146,560	149,894	155,034

Costs and expenses
Funeral	83,125	83,052	85,662
Cemetery	25,830	28,516	32,107

	108,955	111,568	117,769

Gross profit	37,605	38,326	37,265

General and administrative expenses	10,492	10,665	12,383
Other charges (income)	432	495	(822)

Operating income	26,681	27,166	25,704

Interest expense	(17,900)	(17,027)	(18,711)
Additional interest and other costs of senior debt refinancing	—	—	(6,933)
Other income (loss)	657	940	(73)

Total interest expense and other	(17,243)	(16,087)	(25,717)

Income (loss) from continuing operations before income taxes	9,438	11,079	(13)

Provision for income taxes	(3,539)	(91)	(32)

Net income (loss) from continuing operations	5,899	10,988	(45)

Discontinued operations
Operating income from discontinued operations	662	357	104
Gains on sales and (impairments) of discontinued operations	499	(2,630)	1,301
Income tax (provision) benefit	(435)	519	(469)

Income (loss) from discontinued operations	726	(1,754)	936
Cumulative effect of change in accounting method, net of tax benefit	—	—	(22,756)

Net income (loss)	$6,625	$9,234	$(21,865)

Basic earnings (loss) per share:
Continuing operations	$0.34	$0.62	$—
Discontinued operations	$0.04	$(0.10)	$0.05
Cumulative effect of change in accounting method	$—	$—	$(1.24)

Net income (loss)	$0.38	$0.52	$(1.19)

Diluted earnings (loss) per share:
Continuing operations	$0.33	$0.60	$—
Discontinued operations	$0.04	$(0.09)	$0.05
Cumulative effect of change in accounting method	$—	$—	$(1.24)

Net income (loss)	$0.37	$0.51	$(1.19)

Weighted average number of common and common equivalent shares outstanding:
Basic	17,444	17,786	18,334

Diluted	17,808	18,260	18,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2003	2004	2005
Net income (loss)	$6,625	$9,234	$(21,865)

Other comprehensive income:

Unrealized gain on interest rate swaps arising during period	165	—	—
Related income tax provision	(66)	—	—

Amortization of accumulated unrealized loss on interest rate swap	166	—	—

Total other comprehensive income	265	—	—

Comprehensive income (loss)	$6,890	$9,234	$(21,865)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
		Common	Paid-in	Accumulated	Comprehensive	Deferred
	Shares	Stock	Capital	Deficit	Income (Loss)	Compensation	Total

Balance – December 31, 2002	17,075	$171	$185,100	$(86,915)	$(265)	$—	$98,091
Net income – 2003	—	—	—	6,625	—	—	6,625
Issuance of common stock	133	1	458	—	—	—	459
Exercise of stock options	100	1	190	—	—	—	191
Issuance of restricted common stock	247	2	971	—	—	(973)	—
Cancellation and retirement of restricted common stock	(10)	—	(40)	—	—	40	—
Amortization of deferred compensation	—	—	—	—	—	299	299
Unrealized gain on interest rate swaps, net of tax benefit	—	—	—	—	265	—	265

Balance – December 31, 2003	17,545	175	186,679	(80,290)	—	(634)	105,930
Net income – 2004	—	—	—	9,234	—	—	9,234
Issuance of common stock	130	2	577	—	—	—	579
Exercise of stock options	135	1	308	—	—	—	309
Issuance of restricted common stock	100	1	465	—	—	(466)	—
Amortization of deferred compensation	—	—	—	—	—	386	386

Balance – December 31, 2004	17,910	179	188,029	(71,056)	—	(714)	116,438

Net income – 2005	—	—	—	(21,865)	—	—	(21,865)
Issuance of common stock	118	1	685	—	—	—	686
Exercise of stock options	177	2	528	—	—	—	530
Issuance of restricted common stock	268	3	1,335	—	—	(1,338)	—
Cancellation and retirement of restricted common stock	(15)	—	(75)	—	—	75	—
Amortization of deferred compensation	—	—	—	—	—	585	585

Balance – December 31, 2005	18,458	$185	$190,502	$(92,921)	$—	$(1,392)	$96,374

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2003	2004	2005
	(Revised,	(Revised,
	See Note 1)	See Note 1)
Cash flows from operating activities:
Net income (loss)	$6,625	$9,234	$(21,865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting method	—	—	22,756
Depreciation and amortization	9,934	10,790	9,224
Loan cost amortization	954	924	754
Provision for losses on accounts receivable	1,571	2,238	2,706
Net gain on sale of business assets	(657)	(940)	(240)
Stock-related compensation	345	464	675
(Income) loss from discontinued operations	(726)	1,754	(936)
Loss on early extinguishment of debt	—	—	978
Loss on sale of trust investments	147	235	—
Deferred income taxes (benefit)	3,374	(50)	32
Other	(145)	476	(73)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions
Accounts receivable	(1,681)	(1,820)	(3,981)
Inventories and other current assets	(14)	(863)	(1,021)
Deferred charges and other	(659)	(379)	(786)
Deferred obtaining costs	(3,623)	(2,178)	—
Preneed trust investments	(5,263)	(4,549)	(3,426)
Accounts payable and accrued liabilities	(1,080)	(1,332)	(1,398)
Deferred preneed revenue	1,697	2,574	8,508
Deferred interest on convertible junior subordinated debenture	3,329	7,015	(10,345)

Net cash provided by operating activities of continuing operations	14,128	23,593	1,562
Net cash provided by operating activities of discontinued operations	552	603	177

Net cash provided by operating activities	14,680	24,196	1,739
Cash flows of investing activities:
Acquisitions	1,500	—	(1,285)
Proceeds from sales of businesses and other assets	1,804	1,215	586
Purchase of short term investments	—	—	(32,724)
Maturities of short term investments	—	—	15,816
Capital expenditures	(6,130)	(5,759)	(8,212)

Net cash used in investing activities of continuing operations	(2,826)	(4,544)	(25,819)
Net cash provided by investing activities of discontinued operations	1,040	3,250	1,617

Net cash used in investing activities	(1,786)	(1,294)	(24,202)
Cash flows from financing activities:
Proceeds (payments) under bank line of credit	(6,400)	4,500	(25,600)
Payments on senior long-term debt and obligations under capital leases	(7,099)	(28,149)	(72,697)
Proceeds from the issuance of senior notes	—	—	130,000
Payment of debt origination costs and deferred debt charges	(618)	—	(4,175)
Proceeds from issuance of common stock	345	377	406
Proceeds from the exercise of stock options	191	309	530

Net cash provided by (used in) financing activities of continuing operations	(13,581)	(22,963)	28,464
Net cash provided by (used in) financing activities of discontinued operations	9	(15)	—

Net cash provided by (used in) financing activities	(13,572)	(22,978)	28,464
Net increase (decrease) in cash and cash equivalents	(678)	(76)	6,001
Cash and cash equivalents at beginning of year	2,702	2,024	1,948

Cash and cash equivalents at end of year	$2,024	$1,948	$7,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Business
     Carriage Services, Inc. (“Carriage” or the “Company”) was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 133 funeral homes and 29 cemeteries in 28 states at December 31, 2005. Carriage provides a complete range of preneed and at need services and products related to funerals, burials and cremations.
    Principles of Consolidation and Basis of Presentation
     The financial statements include the Consolidated Financial Statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
     The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the change in accounting method discussed in Note 3 related to expensing preneed selling costs, which occurred in 2005.
    Consolidated Statements of Cash Flows
     We have revised the Consolidated Statements of Cash Flows for 2003 and 2004 consistent with 2005 to reconcile net cash provided by operating activities from net income (loss) instead of net income (loss) from continuing operations.
    Funeral and Cemetery Operations
     We record the sales of funeral merchandise and services when the funeral service is performed. Sales of cemetery interment rights are recorded as revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenue from the sales of cemetery merchandise and services are recognized in the period in which the merchandise is delivered or the service is performed. Revenues recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company and are likely to exceed the cash collected from the contract and received from the trust at maturity.
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
     Net trade accounts receivable consists of approximately $7.9 million and $8.0 million of funeral receivables and approximately $5.0 million and $5.4 million of current cemetery receivables at December 31, 2004 and 2005, respectively. Non-current cemetery receivables at December 31, 2004 and 2005, those payments expected to be received beyond one year from the balance sheet date, are included in Preneed cemetery receivables and trust investments.
    Preneed Funeral Contracts
     Funeral merchandise and services are also sold on a preneed basis and in many instances the customer pays the contract over a period of time. The funeral revenue is not recorded until the service is performed. Cash proceeds from preneed funeral sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The trust income earned and the increases in insurance benefits on the insurance products are also deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are included in Preneed funeral receivables and trust investments. The preneed contracts secured by third party insurance policy are not recorded as assets or liabilities of the Company (Note 7).
     In the opinion of management, the proceeds from the funeral trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
    Perpetual Care Trust Investments
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
    Deferred Obtaining Costs
     Deferred obtaining costs consist of sales commissions and other direct related costs of originating preneed sales contracts. For periods prior to 2005, these costs were deferred and amortized into funeral and cemetery costs and expenses to coincide with the expected timing of the performance of the services or delivery of the merchandise covered by the preneed contracts. The pattern of the periods over which the costs were recognized was based on actuarial statistics, provided by a third party administrator, based on the actual contracts the Company held. On June 30, 2005, the Company changed its method for accounting for deferred obtaining costs, effective January 1, 2005. See Note 3 for more detailed discussion of the Company’s accounting change.
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
     In accordance with SFAS No. 142, the Company eliminated the amortization of goodwill at the beginning of 2002. On an annual basis, the Company assesses and tests the potential impairment of goodwill based on reporting units identified within the funeral segment that are aggregated geographically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    Inventory
     Inventory consists primarily of caskets and cemetery monuments and markers, and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.
    Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $24,000 and $46,000 in 2004 and 2005, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

Property, plant and equipment was comprised of the following at December 31, 2004 and 2005:

	2004	2005
	(in thousands)
Property, plant and equipment, at cost:
Land	$25,783	$26,311
Buildings and improvements	81,379	82,329
Furniture, equipment and automobiles	38,955	42,489

	146,117	151,129
Less: accumulated depreciation	(40,831)	(45,694)

	$105,286	$105,435
Less: Property, plant and equipment included in assets held for sale	393	—

	$104,893	$105,435

     During 2003, 2004 and 2005, the Company recorded $6,810,000, $6,973,000 and $6,922,000, respectively, in depreciation expense in income from continuing operations.
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
    Income Taxes
     The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS No. 109, “Accounting for Income Taxes”, (Note 15). The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    Employee Stock Options and Employee Stock Purchase Plan
     The Company has stock-based employee compensation plans in the form of stock option and employee stock purchase plans, which are more fully described in Note 16. The Company accounts for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation expense is recognized in the Consolidated Statement of Operations and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2005), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure alternative is no longer allowable under Statement 123 (R). The revised standard is effective in the first annual reporting period of the first fiscal year beginning after June 15, 2005. The Company will adopt FAS No. 123R in the first fiscal quarter of its 2006 fiscal year and expects to use the modified prospective application method, which results in no restatement of the Company’s previously issued annual Consolidated Financial Statements. The adoption of FAS No. 123R using the modified prospective applications method is not expected to have a material impact on the consolidated financial position and no impact on cash flows of the Company. The future compensation expense will vary in the future due to changes in the inputs. Management currently estimates that the adoption of FAS No. 123R will reduce net income in 2006 within a range of $0.1 million to $0.2 million.

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income (loss) available to common stockholders:
As reported	$6,625	$9,234	$(21,865)
Pro forma	6,134	8,794	(22,059)
Net income (loss) per share available to common stockholders:
Basic
As reported	0.38	0.52	(1.19)
Pro forma	0.35	0.49	(1.20)
Diluted
As reported	0.37	0.51	(1.19)
Pro forma	0.34	0.48	(1.20)
    Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
    Fair Value of Financial Instruments
     Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility, when drawn, approximates its fair value. Management also believes that the carrying value of senior long-term debt approximates fair value. Management estimates that the fair value of the Convertible junior subordinated debenture at December 31, 2005 was approximately $79 million, based on available broker quotes of the corresponding convertible preferred securities at Carriage Services Capital Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    Impairment of Long-Lived Assets
     Except as noted for Goodwill and deferred obtaining costs, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the net asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The long-lived assets to be held and used are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell. The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented.
    Consolidation of Variable Interest Entities
     The Company records preneed and perpetual care trust funds in accordance with FASB Interpretation No. 46, as revised, (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds.
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
     Also beginning March 31, 2004, the Company recognizes realized the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
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
    Impairment of Investments
     In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary. EITF 03-1 is effective for reporting periods ending after June 15, 2004 except for the measurement and recognition provisions relating to debt and equity securities which had been deferred. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We adopted the disclosure provisions during the period ended June 30, 2004. The guidance for measurement and recognition provisions has subsequently been replaced by SFAS No. 115-1 and SFAS No. 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which is effective for reporting periods beginning after December 15, 2005. The adoption of the measurement and recognition provisions is not expected to have a material impact on the Consolidated Financial Statements, result of operations or liquidity of the Company.
3. CHANGE IN ACCOUNTING METHOD FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. The Company has applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the year ended December 31, 2005 are reported on the basis of the changed method. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     3. CHANGE IN ACCOUNTING METHOD FOR PRENEED SELLING COSTS (continued)
not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs.
     As of January 1, 2005, the Company recorded the cumulative effect of the change in accounting method in the amount of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.24 per diluted share, which represents the cumulative balance of deferred obtaining costs in the Company’s consolidated balance sheet. The table below presents the Company’s income from continuing operations before the cumulative effect of the change in accounting method, net income (loss), diluted earnings per share from continuing operations before the cumulative effect of the change in accounting method and diluted net earnings (loss) per share for the year ended December 31, 2005 had the Company not made this accounting change (in thousands, except per share amounts).

		Year Ended
	December 31, 2005
		Effect of	Results under
	As Reported	Change	Prior Method
Income (loss) from continuing operations before cumulative effect of change in accounting method	$(45)	$952	$907
Net income (loss)	(21,865)	23,601	1,736
Diluted earnings per common share from continuing operations before cumulative effect of change in accounting method	—	0.05	0.05
Diluted earnings (loss) per common share	(1.19)	1.29	0.10
     The tables below presents the pro forma amounts for the year ended December 31, 2004 and 2003 as if the accounting change had been in effect during those periods (in thousands, except per share amounts).

		Year Ended
	December 31, 2004
	As
	Previously	Effect of
	Reported	Change	Proforma
Gross profit:
Funeral	$29,452	$(985)	$28,467
Cemetery	8,874	(2,090)	6,784

	$38,326	$(3,075)	$35,251

Income from continuing operations	$10,988	$(1,922)	$9,066
Net income	9,234	(1,686)	7,548
Diluted earnings per common share from continuing operations	0.60	(0.10)	0.50
Diluted earnings per common share	0.51	(0.10)	0.41

		Year Ended
	December 31, 2003
	As
	Previously	Effect of
	Reported	Change	Proforma
Gross profit:
Funeral	$29,084	$(529)	$28,555
Cemetery	8,521	(1,804)	6,717

	$37,605	$(2,333)	$35,272

Income from continuing operations	$5,899	$(1,457)	$4,442
Net income	6,625	(1,624)	5,001
Diluted earnings per common share from continuing operations	0.33	(0.08)	0.25
Diluted earnings per common share	0.37	(0.09)	0.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. ASSETS HELD FOR SALE
     During 2004, the Company identified five funeral home businesses and one cemetery business to be sold. Unique circumstances that developed during the year influenced decisions to sell rather than operate these businesses. The carrying value of the assets of the businesses were analyzed and the carrying value of four funeral home businesses was reduced to management’s estimate of fair value less estimated costs to sell by providing impairment charges totaling $3.7 million, a substantial portion of which is related to specifically identified goodwill. The fair value less estimated costs to sell for the remaining two businesses were determined to be greater than its carrying value. In estimating fair value, management considered, among other things, the range of preliminary prices being discussed with potential buyers.
     The company sold three funeral home businesses during 2004. Those transactions generated net cash proceeds totaling $3.3 million and a gain of approximately $1.1 million. During 2005, the Company sold one cemetery business and two funeral home businesses. These transactions generated net cash proceeds of $1.6 million and a gain of approximately $1.3 million.
     No businesses were held for sale at December 31, 2005. At December 31, 2004, assets and liabilities associated with the two funeral home businesses and one cemetery business held for sale in the accompanying balance sheet consisted of the following (in thousands).

December 31,
2004
Assets:
Current assets	$200
Property, plant and equipment, net	393
Preneed receivables and trust investments	2,378
Cemetery property, net	462
Cemetery perpetual care trust investments	455
Deferred obtaining costs	133

Total	$4,021

Liabilities:
Current liabilities	32
Deferred cemetery revenue	515
Non-controlling interests in funeral and cemetery trust investments	2,051

Total	$2,598

Noncontrolling interests in perpetual care trust investments with assets held for sale	$523

     The operating results of businesses sold, held for sale or closed, as well as the impairment charges and gains on disposal are presented in the discontinued operations section, along with the income tax effect, in the consolidated statements of operations on a comparative basis. Likewise, the operating results and gains or losses from businesses sold or closed in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. ASSETS HELD FOR SALE (continued)

	For the years ended December 31,
	2003	2004	2005
Revenues, net	$4,263	$2,612	$722

Operating income	$662	$357	$104
5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase. Short term investments at December 31, 2005 consisted of commercial paper with maturity dates that range from January 2006 to April 2006 at rates ranging from 3.65 percent to 4.21 percent per anum. Market value approximates cost.
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS
Preneed Cemetery Receivables and Trust Investments
     Preneed cemetery receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the merchandise or services are needed. The components of Preneed cemetery receivables and trust investments in the consolidated balance sheet at December 31, 2004 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2004	2005
Trust assets	$53,095	$54,768
Receivables from customers	16,299	17,304
Unearned finance charges	(3,155)	(3,143)
Allowance for doubtful accounts	(384)	(934)

Preneed cemetery receivables and trust investments	$65,855	$67,995

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
     The cost and market values associated with cemetery preneed trust assets at December 31, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature. Net unrealized and realized gains totaled $1.4 million for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS (continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$6,291	$—	$—	$6,291
Fixed income securities:
U.S. Treasury	—	—	—	—
U.S. Agency obligations	5,502	2	(81)	5,423
State obligations	11,507	177	(223)	11,461
Corporate	3,745	48	(36)	3,757
Other	7	—	—	7

Common Stock	12,830	1,413	(230)	14,013
Mutual funds:
Equity	5,195	306	(52)	5,449
Fixed income	6,676	49	(43)	6,682
Other investments	1,349	90	(4)	1,435

Trust investments	$53,102	$2,085	$(669)	$54,518

Accrued investment income	$250			250

Trust assets				$54,768

Market value as a percentage of cost				103.1%

The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,452
Due in one to five years	11,758
Due in five to ten years	7,370
Thereafter	68

$20,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS (continued)
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
     The components of Preneed funeral receivables and trust investments in the consolidated balance sheet at December 31, 2004 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2004	2005
Trust assets	$45,557	$47,678
Receivables from customers	9,824	8,709
Allowance for contract cancellations	(5,887)	(5,967)

Preneed funeral receivables and trust investments	$49,494	$50,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS (continued)
     The cost and market values associated with funeral preneed trust assets at December 31, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature. Net unrealized and realized gains total zero for the year ended December 31, 2005.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$19,216	$—	$—	$19,216
Fixed income securities:
U.S. Treasury	434	—	(12)	422
U.S. Agency obligations	1,819	63	(1)	1,881
State obligations	1,289	16	(14)	1,291
Corporate	—	—	—	—
Obligations and guarantees of U.S. government agencies	1,067	2	(25)	1,044

Common Stock	2,592	364	(48)	2,908
Mutual funds:
Equity	5,412	758	—	6,171
Fixed income	15,032	58	(344)	14,745

Trust investments	$46,861	$1,261	$(444)	$47,678

Market value as a percentage of cost				101.7%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$311
Due in one to five years	2,054
Due in five to ten years	2,184
Thereafter	89

$4,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS (continued)
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
Receivables from Preneed Funeral Contracts
     The receivables from preneed funeral contracts at December 31, 2004 and 2005 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than fifty percent) in the trust assets. The Company accounts for these investments at cost.
     The components of the receivables from preneed funeral contracts in the consolidated balance sheet at December 31, 2004 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2004	2005
Amount due from preneed funeral trust funds	$18,430	$18,071
Receivables from customers	1,695	1,313
Less: allowance for cancellation	(2,051)	(1,973)

	$18,074	$17,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED RECEIVABLES AND TRUST INVESTMENTS (continued)
     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2004 and 2005. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2005:
Cash and cash equivalents	$3,183	$3,183
Fixed income investments contract	11,897	11,335
Mutual funds and stocks	210	210
Annuities	2,781	3,034

Total	$18,071	$17,762

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2004:
Cash and cash equivalents	$3,172	$3,172
Fixed income investments contract	11,021	10,798
Mutual funds and stocks	3,973	4,278
Annuities	264	264

Total	$18,430	$18,512

Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the year ended December 31, 2004 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2004	2005
Investment income	$2,002	$4,165
Realized gains	1,115	3,938
Realized losses	(539)	(305)
Expenses	(495)	(8)
Increase in non-controlling interests in cemetery and funeral trust investments	(2,083)	(7,790)

	$—	$—

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
     The preneed funeral contracts secured by insurance totaled $159.9 and $166.9 million at December 31, 2004 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. As a result of the implementation of FIN 46R, the Company has consolidated the perpetual care trust funds with a corresponding amount as Non-controlling interests in perpetual care trusts. Realized and distributable earnings from these perpetual care trust investments are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred. The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2005 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature. Net unrealized and realized gains totaled $1.2 million for the year ended December 31, 2005.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$2,767	$—	$—	$2,767
Fixed income securities:
U.S. Treasury	596	7	(8)	595
U.S. Agency obligation	6,610	8	(85)	6,533
State obligations	58	—	—	58
Corporate	2,589	63	(23)	2,629
Other	1,509	3	(13)	1,499

Common Stock	9,970	1,222	(195)	10,997
Mutual funds:
Equity	2,926	140	(32)	3,034
Fixed income	3,146	99	(21)	3,242
Other assets	886	63	(98)	851

Trust investments	$31,075	$1,605	$(475)	$32,205

Accrued investment income	$151			151

Trust assets				$32,356

Market value as a percentage of cost				104.1%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,942
Due in one to five years	7,469
Due in five to ten years	1,795
Thereafter	108

$11,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts for which the Company is only entitled to receive the income. The components of Non-controlling interests in cemetery perpetual care trusts as of December 31, 2004 and 2005 are as follows:

	December 31,	December 31,
	2004	2005
Trust assets, at market value	$31,201	$32,356
Pending withdrawals of income	(436)	(719)
Debt due to a perpetual care trust	1,117	1,092
Pending deposits	330	383

Non-controlling interests	$32,212	$33,112

Non-controlling interests in assets held for sale	$523	$—

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the year ended December 31, 2004 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2004	2005
Investment income	$1,118	$2,480
Realized gains	781	1,688
Realized losses	(365)	(140)
Expenses	(180)	(591)
Increase in non-controlling interests in perpetual care trust investments	(1,354)	(3,437)

	$—	$—

9. DEFERRED REVENUE
Deferred revenue consists of the following:

	December 31,	December 31,
	2004	2005
Deferred cemetery revenue	$46,787	$51,928
Deferred preneed funeral contracts revenue	30,973	29,446
Non-controlling interests in funeral and cemetery trust investments	98,652	102,446

	$176,412	$183,820

     Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the preneed trusts. The Company will recognize the revenue at the time the service is performed and merchandise is delivered. The components of Non-controlling interests in funeral and cemetery preneed trusts as of December 31, 2004 and 2005 are as follows:

	December 31, 2005
	Preneed	Preneed	Total
	Funeral	Cemetery	Preneed
Trust assets, at market value	$47,678	$54,768	$102,446

Non-controlling interests	$47,678	$54,768	$102,446

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. DEFERRED REVENUE (continued)

	December 31, 2004
	Preneed	Preneed	Total
	Funeral	Cemetery	Preneed
Trust assets, at market value	$45,557	$53,095	$98,652

Non-controlling interests	$45,557	$53,095	$98,652

Non-controlling interests in assets held for sale	$—	$2,051	$2,051

10. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2004 and 2005 were as follows:

	2004	2005
	(in thousands)
Agreements not to complete, net of accumulated amortization of $3,659 and $3,944, respectively	$1,080	$831
Deferred loan costs, net of accumulated amortization of $2,676 and $3,009, respectively	1,229	4,592
Deferred tax asset	1,733	15,894
Other	4,539	4,291

	$8,581	$25,608

     The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
11. LONG-TERM DEBT
Long-Term Debt
     The Company’s long-term debt consisted of the following at December 31:

	2004	2005
	(in thousands)
Credit Facility, unsecured floating rate $45 million line at December 31, 2004 and secured floating rate $35 million line at December 31, 2005. Interest is due on a quarterly basis and on the maturity date at prime or LIBOR options (weighted average interest rate was 8.25% at December 31, 2005), matures in April, 2010	$25,600	$—
Senior Notes	70,479	130,000
Acquisition debt	6,066	4,305
Other	2,657	2,293
Less: current portion	(2,088)	(2,026)

	$102,714	$134,572

     At December 31, 2004, Carriage’s senior debt included a $45 million unsecured revolving bank credit facility that was scheduled to mature in March 2006 and $70.5 million of Senior Notes to insurance companies due in 2006 and 2008. In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015. The proceeds from these notes were used to refinance substantially all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million. During April 2005, the Company entered into a $35 million senior secured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. LONG-TERM DEBT (continued)
revolving credit facility that matures in five years to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn and $34.3 million is available to borrow at December 31, 2005.
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
     In connection with the senior debt refinancing, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share) during the first quarter of 2005. In connection with the new senior secured revolving credit facility, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs during the second quarter of 2005. These charges are included in the Consolidated Statement of Operations as additional interest and other costs of senior debt refinancing for 2005.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2004 and 2005.
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2005 are approximately $2,026,000, $1,513,000, $2,025,000, $415,000 and $132,000, respectively and $130,488,000 thereafter.
12.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     During June 1999, Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES), resulting in approximately $90 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The Company deferred the distributions during the period, which with interest on the unpaid distributions totaled $10.9 at December 31, 2004. The Company brought the deferred distributions current during 2005. There are no deferred distributions at December 31, 2005.
13. OTHER INCOME (LOSS)
     Other income (loss) is comprised of net gains and losses from the disposition of various business assets and interest income totaling $657,000, $940,000 and $(73,000) for the years ended December 31, 2003, 2004 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. COMMITMENTS AND CONTINGENCIES
     Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,663,000, $3,625,000 and $3,805,000 for 2003, 2004 and 2005, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,918,000 in 2004 and $1,676,000 in 2005, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2005, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease
	Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31,
2006	$2,001	$599
2007	2,126	625
2008	1,858	648
2009	1,309	674
2010	958	701
Thereafter	4,451	12,683

Total future minimum lease payments	$12,703	$15,930

Less: amount representing interest		(11,107)
Less: current portion of obligations under capital leases		(48)

Long-term obligations under capital leases		$4,775

     Agreements and Employee Benefits
     Carriage obtained various agreements not to compete from former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years total $986,000, $681,000, $506,000, $188,000 and $104,000, respectively and $114,000 thereafter.
     The Company has entered into various consulting agreements with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $390,000, $217,000, $154,000, $111,000, $39,000, respectively and $6,000 thereafter.
     The Company has entered into employment agreements with the executive officers. These agreements are generally for two to five years and provide for future payments bi-weekly plus discretionary bonus payments. These payments due under these agreements for the next five years total $1,310,000, $685,000, $495,000, $495,000 and $203,000, respectively.
     Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $395,000, $365,000 and $268,000 for 2003, 2004 and 2005, respectively. The Company does not offer any post-retirement or post-employment benefits.
     Other Commitments
     The Company has also entered into an agreement to outsource the processing of transactions for the cemetery contracts during 2005. The Company and the contractor may terminate the contract for various reasons upon written notification and set terms. Payments vary based on the level of resources provided. The Company paid $1.2 million to the contractor for services in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. COMMITMENTS AND CONTINGENCIES (continued)
     Litigation
     Carriage and its subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial statements.
     The Company carries insurance with coverage and coverage limits consistent with management’s assessment of risks in the business and of an acceptable level of financial exposure. Although there can be no assurance that such insurance will be sufficient to mitigate all damages, claims or contingencies, management believes that our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
15. INCOME TAXES
     The provision (benefit) for income taxes from continuing operations for 2003, 2004 and 2005 consisted of:

	2003(1)	2004(1)	2005(1)
	(in thousands)
Current:
U. S. Federal	$—	$—	$—
State	145	141	241

Total current provision (benefit)	145	141	241

Deferred:
U. S. Federal	3,192	(146)	186
State	202	96	(395)

Total deferred provision (benefit)	3,394	(50)	(209)

Total income tax provision	$3,539	$91	$32

(1) Excludes income tax (provision) benefits from discontinued operations of $(435), $519 and $(469) for 2003, 2004 and 2005, respectively.
     A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 2003, 2004 and 2005 is as follows:

	2003		2004		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$3,302	35.0%	$3,767	34.0%	$(5)	34.0%
Effect of state income taxes, net of federal benefit	236	2.5	277	2.5	—	2.5
Effect of non-deductible expenses and other, net	101	1.0	110	1.1	178	*
Change in valuation allowance	(100)	(1.1)	(4,063)	(37.0)	(141)	*

	$3,539	37.4%	$91	0.6%	$32	(227.4)%

*	- not meaningful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. INCOME TAXES (continued)
     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2004 and 2005 were as follows:

	2004	2005
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$5,527	$7,501
Accrued liabilities and other	2,681	1,525
Amortization of non-compete agreements	1,923	1,579
Amortization and depreciation	(11,372)	(12,729)
Preneed revenue and costs, net	6,908	20,618

	5,667	18,494
Valuation allowance	(1,253)	(1,075)

Total net deferred tax assets	$4,414	$17,419

Current deferred tax asset	$2,681	$1,525
Non-current deferred tax asset	1,733	15,894

Total net deferred tax assets	$4,414	$17,419

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2004 and 2005. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2004 and 2005.
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company reduced its valuation allowance and recorded deferred tax benefits in the amounts of $4.1 million (equal to $0.22 per diluted share) and $0.2 million (equal to $0.01 per diluted share) during 2004 and 2005, respectively.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $15.7 million available at December 31, 2005 to offset future Federal taxable income, which expire between 2021and 2025 if not utilized. Carriage also has approximately $81 million of state net operating loss carryforwards that will expire between 2006 and 2025, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2005 is attributable to the deferred tax asset related to the state operating losses.
16. STOCKHOLDERS’ EQUITY
     Stock Option Plans
     Carriage has four stock benefit plans currently in effect under which stock option grants have been issued: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”). Substantially all of the options granted under the four stock benefit plans have ten-year terms. The options generally vest over periods that range from two to four years. The 1995 Plan expired in 2005 and the 1996 Plan and the Director’s Plan will expire in 2006. The expiration of these plans does not affect the options previously issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. STOCKHOLDERS’ EQUITY (continued)
     Options under each of the plans at December 31, 2005 are as follows (in thousands):

	Reserved	Outstanding	Available to Issue

1995 Plan	—	452	—
1996 Plan	1,300	695	335
Directors’ Plan	425	211	96
Consultants’ Plan	15	7	8

Total	1,740	1,365	439

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
     A summary of the status of the plans at December 31, 2003, 2004 and 2005 and changes during the years ended is presented in the table and narrative below:

	Year ended December 31,
	2003		2004		2005
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	(000)	Ex Price	(000)	Ex Price	(000)	Ex Price
Outstanding at beginning of period	1,787	$3.63	1,679	$3.57	1,616	$3.64

Granted	144	3.73	110	4.74	24	6.02
Exercised	(101)	1.90	(134)	2.46	(178)	2.99
Canceled or expired	(151)	5.63	(39)	8.27	(97)	8.93

Outstanding at end of year	1,679	3.57	1,616	3.64	1,365	3.39

Exercisable at end of year	1,365	3.47	1,385	3.51	1,253	3.30

Weighted average fair value of options granted	$1.67		$2.21		$3.22
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2004 and 2005, respectively: risk-free interest rates of 2.89%, 3.00% and 4.04%; expected dividend yield of 0% for each year; expected termination rate of 5%; expected lives of five years; expected volatility of 47%, 50% and 58%.
     The following table further describes the Company’s outstanding stock options at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual
Range of	Number	Weighted-Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price
$ 1.19- 1.56	656	5.0	$1.48	656	$1.48
$ 2.06- 3.09	180	4.5	$2.89	179	$2.88
$ 3.12- 4.66	177	7.4	$4.14	95	$4.04
$ 4.77- 6.19	293	6.4	$5.03	264	$5.04
$ 7.56- 11.00	1	0.5	$10.65	1	$10.65
$13.25- 19.88	52	2.7	$15.13	52	$15.13
$21.00- 27.50	6	1.4	$21.18	6	$21.18

$ 1.19- 27.50	1,365	5.4	$3.39	1,253	$3.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. STOCKHOLDERS’ EQUITY (continued)
     Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2003, employees purchased a total of 111,638 shares at a weighted average price of $3.01 per share. In 2004, employees purchased a total of 120,195 shares at a weighted average price of $3.51 per share. During 2005, employees purchased a total of 86,354 shares at a weighted average price of $4.20 per share.
     Deferred Compensation and Stock-Related Compensation
     The Company, from time to time, issues shares of restricted common stock to certain officers of the Company from the 1995 Plan. Twenty-five percent of the shares vest annually on each of the next four anniversary dates of the grants. The value of the stock at the date of grant is amortized into expense over the vesting period. The Company issued a total of 227,000, 100,000 and 268,000 shares during 2003, 2004 and 2005 with a value of $901,000, $466,000 and $1,337,000, respectively.
     The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. The value of the shares at the grant date is charged to expense as the shares vest. During the three years 2003 through 2005, the Company issued shares of common stock to directors totaling 41,422, 19,639 and 13,709, respectively, in lieu of payment in cash for their fees, the value of which was charged to operations.
17. PREFERRED STOCK
     The Company has 40,000,000 authorized shares of preferred stock, none of which is currently issued and outstanding.
18. RELATED PARTY TRANSACTIONS
     As an incentive, the Company entered into arrangements with two former owners, both of which have served as directors during the past three years, to pay them each 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in their respective geographic region through 2006, with a final payment payable in 2007 equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangements was to incentivise the individuals to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the two individuals totaled approximately $60,000, $110,000 and $276,000 for the years 2003, 2004 and 2005, respectively. The final payment will be determined at the conclusion of 2006 and is currently estimated to be in the range of $1.0 million and $1.3 million.
     During 2003, the Company was reimbursed for the cost of personnel and office expenses totaling approximately $87,000 from an entity in which the Company owned a minority (12%) interest and one of the entity’s directors is Carriage’s Chief Executive Officer. The Company sold its interest in the entity and Carriage’s CEO resigned as director of the entity during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. EARNINGS PER SHARE
     The following table sets forth the computation of the basic and diluted earnings per share for 2003, 2004 and 2005:

	2003	2004	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations available to common stockholders	$5,899	$10,988	$(45)
Net income (loss) from discontinued operations	726	(1,754)	936
Cumulative effect of change in accounting method	—	—	(22,756)

Numerator for earnings per share — net income available to common stockholders	$6,625	$9,234	$(21,865)

Denominator:
Denominator for basic earnings per share — weighted average shares	17,444	17,786	18,334
Effect of dilutive securities:
Stock options	364	474	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	17,808	18,260	18,334

Basic earnings per share:
Continuing operations	$0.34	$0.62	$—
Discontinued operations	0.04	(0.10)	0.05
Cumulative effect of the change in accounting method	—	—	(1.24)

Net income	$0.38	$0.52	$(1.19)

Diluted earnings per share:
Continuing operations	$0.33	$0.60	$—
Discontinued operations	0.04	(0.09)	0.05
Cumulative effect of the change in accounting method	—	—	(1.24)

Net income	$0.37	$0.51	$(1.19)

     Options to purchase 0.6 million shares, 0.2 million shares and 0.1 million shares were not included in the computation of diluted earnings per share for 2003, 2004 and 2005, respectively, because the exercise prices of the options were greater than the average market price of the common shares during those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States.

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2005	$116,072	$38,962	$—	$155,034
2004	112,504	37,390	—	149,894
2003	112,209	34,351	—	146,560
Net income (loss) from continuing operations:
2005	$2,617	$33,314	$(35,976)	$(45)
2004	17,719	5,582	(12,313)	10,988
2003	20,575	5,370	(20,046)	5,899
Total assets:
2005	$322,497	$189,684	$58,459	$570,640
2004	344,940	205,230	14,986	565,156
2003	361,206	167,747	9,964	538,917
Depreciation and amortization:
2005	$5,150	$2,801	$1,273	$9,224
2004	6,331	3,199	1,260	10,790
2003	5,968	2,851	1,115	9,934
Capital expenditures:
2005	$2,980	$2,846	$2,386	$8,212
2004	3,477	1,140	1,142	5,759
2003	3,900	1,075	1,155	6,130
Number of operating locations at year end:
2005	133	29	—	162
2004	135	30	—	165
2003	139	30	—	169
Interest expense and financing costs:
2005	$769	$196	$17,746	$18,711
2004	909	205	15,913	17,027
2003	1,071	215	16,614	17,900
Income tax expense (benefit) from continuing operations:
2005	$27,024	$(26,655)	$(337)	$32
2004	11,077	3,087	(14,073)	91
2003	8,095	2,936	(7,492)	3,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the year ended
	2003	2004	2005
Revenues
Goods:
Funeral	$49,513	$49,393	$50,746
Cemetery	$23,597	$26,916	$27,394

Total goods sold	$73,110	$76,309	$78,140

Services:
Funeral	$62,696	$63,111	$65,326
Cemetery	$10,754	$10,474	$11,568

Total services provided	$73,450	$73,585	$76,894

Total Revenues	$146,560	$149,894	$155,034

Cost of revenues
Goods:
Funeral	$46,375	$46,020	$47,584
Cemetery	$17,571	$20,165	$21,770

Total cost of goods sold	$63,946	$66,185	$69,354

Services:
Funeral	$36,750	$37,032	$38,078
Cemetery	$8,259	$8,351	$10,337

Total cost of services provided	$45,009	$45,383	$48,415

Total cost of revenues	$108,955	$111,568	$117,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2004 and 2005, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Revenue from continuing operations	$41,933	$38,024	$36,426	$38,651
Gross profit from continuing operations	12,230	8,737	7,940	8,358
Income (loss) from continuing operations	$(1,137)	$210	$167	$715
Income from discontinued operations	333	22	503	78
Cumulative effect of change in accounting method	(22,756)	—	—	—

Net income (loss)	$(23,560)	$232	$670	$793

Basic earnings per common share:
Income (loss) from continuing operations	$(0.06)	$0.01	$0.01	$0.04
Income from discontinued operations	0.01	—	0.03	—
Cumulative effect of change in accounting method	(1.26)	—	—	—

Net income (loss) per basic share	$(1.31)	$0.01	$0.04	$0.04

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.06)	$0.01	$0.01	$0.04
Income from discontinued operations	0.02	—	0.03	—
Cumulative effect of change in accounting method	(1.26)	—	—	—

Net income (loss) per diluted share	$(1.30)	$0.01	$0.04	$0.04

2004
Revenue from continuing operations	$40,304	$37,336	$35,746	$36,508
Gross profit from continuing operations	11,793	8,698	8,111	9,724
Income from continuing operations	$2,960	$1,661	$483	$5,884
Income (loss) from discontinued operations	92	(2,119)	674	(401)

Net income (loss)	$3,052	$(458)	$1,157	$5,483

Basic earnings per common share:
Income from continuing operations	$0.17	$0.09	$0.03	$0.33
Income (loss) from discontinued operations	—	(0.12)	0.04	(0.02)

Net income (loss) per basic share	$0.17	$(0.03)	$0.07	$0.31

Diluted earnings per common share:
Income from continuing operations	$0.16	$0.09	$0.03	$0.32
Income (loss) from discontinued operations	0.01	(0.12)	0.04	(0.02)

Net income (loss) per diluted share	$0.17	$(0.03)	$0.07	$0.30

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure as required for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Cash paid for interest and financing costs	$14,145	$9,854	$33,169

Cash paid (refunded) for income taxes	$137	$(2)	$275

Stock issued to directors or officers	$1,018	$466	$1,338

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts		$20,784	$21,236

Purchase of available for sale securities of the funeral and cemetery trusts		$20,931	$22,510

Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests		$(878)	$(2,123)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Carriage Services, Inc. and subsidiaries for 2005 and 2004 included in this Form 10-K, and have issued our report thereon dated March 10, 2006. Our audits for the years ended December 31, 2005, 2004 and 2003, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 15 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
/s/KPMG LLP
Houston, Texas
March 10, 2006

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged to		Balance
	Beginning	Costs and		End of
Description	of year	Expenses	Deduction	Year
Year ended December 31, 2003:
Allowance for bad debts and contract cancellations	$2,844	$1,198	$2,235	$1,807
Litigation reserves	$26	$—	$26	$—
Environmental remediation reserves	$120	$18	$17	$121
Employee severance accruals	$2,345	$82	$992	$1,435
Office closing and other accruals	$1,404	$—	$565	$839

Year ended December 31, 2004:
Allowance for bad debts and contract cancellations	$1,807	$1,968	$2,835	$940
Environmental remediation reserves	$121	$—	$18	$103
Employee severance accruals	$1,435	$395	$808	$1,022
Office closing and other accruals	$839	$—	$507	$332

Year ended December 31, 2005:
Allowance for bad debts and contract cancellations	$940	$2,215	$2,218	$937
Environmental remediation reserves	$103	$110	$70	$143
Employee severance accruals	$1,022	$355	$1,220	$157
Office closing and other accruals	$332	$3	$265	$70

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 29 of this Annual Report on Form 10-K. The report of KPMG LLP relating to management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, the Consolidated Financial Statements and the financial statement schedule are presented on pages 30, 31 and 66, respectively, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Our management report on internal control over financial reporting for the year ended December 31, 2005 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTIORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2006 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1 FINANCIAL STATEMENTS
     The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:
     (a) 2 FINANCIAL STATEMENT SCHEDULES
     The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	66
Financial Statement Schedule II — Valuation and Qualifying Accounts	67
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by

Exhibit No.	Description
reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Registration Rights Agreement dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, and the Initial Purchasers named herein. Incorporated herein by reference to Exhibit 4.2 to the Company’s current report on Form 8-K dated Janury 27, 2005.

4.12	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

Exhibit No.	Description
4.13	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999. †

10.8	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.11	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2002. †

10.13	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

Exhibit No.	Description
10.15	Indemnity Agreement with James J. Benard dated May 13, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.16	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.17	Employment Agreement with James J. Benard dated January 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004. †

10.18	Employment Agreement with George J. Klug dated March 30, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2005. †

*10.19	Employment Agreement with Joseph Saporito dated November 4, 2005. †

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.

( †) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 10, 2006.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne

Melvin C. Payne
Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Melvin C. Payne Melvin C. Payne	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2006

/s/ Joseph Saporito Joseph Saporito	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 10, 2006

/s/ Terry E. Sanford Terry E. Sanford	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006

/s/ Joe R. Davis Joe R. Davis	Director	March 10, 2006

/s/ Ronald A. Erickson Ronald A. Erickson	Director	March 10, 2006

/s/ Vincent D. Foster Vincent D. Foster	Director	March 10, 2006

/s/ Mark E. Wilson Mark E. Wilson	Director	March 10, 2006

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by

Exhibit No.	Description
reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Registration Rights Agreement dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, and the Initial Purchasers named herein. Incorporated herein by reference to Exhibit 4.2 to the Company’s current report on Form 8-K dated Janury 27, 2005.

4.12	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

Exhibit No.	Description
4.13	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999. †

10.8	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.11	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2002. †

10.13	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

Exhibit No.	Description
10.15	Indemnity Agreement with James J. Benard dated May 13, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.16	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.17	Employment Agreement with James J. Benard dated January 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2004. †

10.18	Employment Agreement with George J. Klug dated March 30, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2005. †

*10.19	Employment Agreement with Joseph Saporito dated November 4, 2005. †

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.
(†) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.