Form 10-Q
period 2006-03-31
CARRIAGE SERVICES INC
filed 2006-05-10
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
                     ☐ Large accelerated filer                      ☑ Accelerated filer                      ☐ Non-Accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of May 1, 2006 was 18,564,010.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,949	$5,204
Short term investments	16,908	19,198
Accounts receivable — trade, net of allowance for doubtful accounts of $937 in 2005 and $1,036 in 2006	13,412	13,696
Assets held for sale	—	20,301
Inventories and other current assets	12,883	12,200

Total current assets	51,152	70,599

Preneed assets	135,826	131,877
Property, plant and equipment, at cost, net of accumulated depreciation of $45,694 in 2005 and $44,514 in 2006	105,435	102,603
Cemetery property	62,905	56,312
Goodwill	157,358	151,184
Deferred charges and other non-current assets	25,608	25,943
Cemetery perpetual care trust investments	32,356	29,467

Total assets	$570,640	$567,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$2,074	$2,021
Accounts payable and accrued liabilities	22,163	16,860
Liabilities associated with assets held for sale	—	8,155

Total current liabilities	24,237	27,036
Senior long-term debt, net of current portion	134,572	133,863
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,775	4,760
Deferred revenue	183,820	178,439

Total liabilities	441,154	437,848

Commitments and contingencies

Non-controlling interests in perpetual care trust investments	33,112	28,751
Non-controlling interests in perpetual care trust investments associated with assets held for sale	—	6,319
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized;18,458,000 and 18,515,000 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	185	185
Additional paid-in capital	190,502	190,778
Accumulated deficit	(92,921)	(94,656)
Deferred compensation	(1,392)	(1,240)

Total stockholders’ equity	96,374	95,067

Total liabilities and stockholders’ equity	$570,640	$567,985

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2005	2006
Revenues
Funeral	$31,240	$31,664
Cemetery	9,741	10,054

	40,981	41,718

Costs and expenses
Funeral	21,621	22,442
Cemetery	7,538	8,407

	29,159	30,849
Gross profit	11,822	10,869
General and administrative expenses	2,779	2,643
Goodwill impairment charge	—	907

Operating income	9,043	7,319
Interest expense	4,631	4,640
Additional interest and other costs of senior debt refinancing	6,693	—
Interest income and other	(58)	(216)

Total interest expense and other	11,266	4,424

Income (loss) from continuing operations before income taxes	(2,223)	2,895
(Provision) benefit for income taxes	845	(1,409)

Income (loss) from continuing operations	(1,378)	1,486
Discontinued operations
Operating income from discontinued operations	457	41
Gain on sales and (impairments) of discontinued operations	462	(5,195)
Income tax (provision) benefit	(345)	1,933

Income (loss) from discontinued operations	574	(3,221)
Cumulative effect of change in accounting method, net of tax benefit benefit	(22,756)	—

Net loss	$(23,560)	$(1,735)

Basic earnings (loss) per common share
Continuing operations	$(0.08)	$0.08
Discontinued operations	0.04	(0.17)
Cumulative effect of change in accounting method	(1.26)	—

Net loss	$(1.30)	$(0.09)

Diluted earnings (loss) per common share
Continuing operations	$(0.08)	$0.08
Discontinued operations	0.04	(0.17)
Cumulative effect of change in accounting method	(1.26)	—

Net loss	$(1.30)	$(0.09)

Weighted average number of common and common equivalent shares outstanding:
Basic	18,127	18,484

Diluted	18,127	18,874

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS.
(unaudited and in thousands)

	For the three months
	ended March 31,
	2005	2006
	(Revised,
	See Note 1)
Cash flows from operating activities:
Net Loss	$(23,560)	$(1,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of the change in accounting method	22,756	—
Depreciation and amortization	2,310	2,297
Loan cost amortization	213	179
Provision for losses on accounts receivable	765	840
Impairment charge	—	907
Stock-based compensation	181	238
(Income) loss from discontinued operations	(574)	3,221
Loss on early extinguishment of debt	738	—
Deferred income taxes	(846)	1,374
Other	(118)	175

Changes in assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(2,616)	(731)
Inventories and other current assets	(886)	(12)
Deferred charges and other	(60)	(15)
Preneed trust investments	(1,168)	(2,615)
Accounts payable and accrued liabilities	(3,391)	(5,272)
Deferred preneed revenue	2,438	2,249
Deferred interest on convertible junior subordinated debenture	(10,345)	—

Net cash provided by (used in) operating activities of continuing operations	(14,163)	1,100
Net cash provided by operating activities of discontinued operations	296	81

Net cash provided by (used in) operating activities	(13,867)	1,181

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	—	65
Purchase of short term investments	(6,919)	(13,790)
Maturities of short term investments	—	11,501
Capital expenditures	(1,790)	(1,110)

Net cash used in investing activities of continuing operations	(8,709)	(3,334)
Net cash provided by investing activities of discontinued operations	510	—

Net cash used in investing activities	(8,199)	(3,334)

Cash flows from financing activities:
Net payments on bank line of credit	(25,600)	—
Payments on senior long-term debt and obligations under capital leases	(71,178)	(777)
Proceeds from the issuance of senior notes	130,000	—
Payment of financing costs	(4,175)	—
Proceeds from the exercise of stock options and employee stock purchase plan	192	156
Tax benefit from stock-based compensation expense	—	35

Net cash provided by (used in) financing activities of continuing operations	29,239	(586)
Net cash used in financing activities of discontinued operations	(10)	(6)

Net cash provided by (used in) financing activities	29,229	(592)

Net increase in cash and cash equivalents	7,163	(2,745)
Cash and cash equivalents at beginning of period	1,948	7,949

Cash and cash equivalents at end of period	$9,111	$5,204

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of March 31, 2006, the Company owned and operated 133 funeral homes in 28 states and 29 cemeteries in 12 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Consolidated Statements of Cash Flows
     We have revised the Consolidated Statements of Cash Flows for the three months ended March 31, 2005 consistent with March 31, 2006 to reconcile net cash provided by operating activities from net income (loss) instead of net income (loss) from continuing operations.
     (d) Interim Condensed Disclosures
          The information for the three month periods ended March 31, 2005 and 2006 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2005 in this report have been reclassified to conform to current year presentation.
     (e) Cash Equivalents
     The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.
     (f) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Allowances from customer cancellations, refunds and bad debts are provided at the date the contract is executed. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. Our methodologies and the resulting estimates have been reliable in past periods. We do not expect to change the factors and assumptions used in calculating these reserves in the future.
     (g) Stock Plans and Stock Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of share based payment is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued consolidated financial statements.

     Prior to 2006, the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
     (h) Accounting Changes and Error Corrections
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154”). This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections. It establishes, unless impracticable and absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle. Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively. FAS No. 154 also provides guidance for determining and reporting a change when retrospective application is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company adopted the requirements beginning January 1, 2006, which had no affect on the Company’s presentation and disclosure.
2. CHANGE IN ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS
     Prior to January 1, 2006, the Company accounted for employee stock-based awards under the intrinsic value method following the recognition and measurement principle of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123R”), which requires, among other things, entities to recognize in the income statement the grant-date fair value of stock options and other stock-based awards over the service periods the awards are expected to vest.
     Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized under the provisions of SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), after adjustments for estimated forfeiture. SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all stock-based awards based on grant-date fair value.
     Carriage has two types of stock-based compensation plans for which the accounting is changed; stock options and an employee stock purchase plan (“ESPP”). Options to purchase Carriage common stock have typically been granted with an exercise price equal to the fair market value at the date of grant with vesting occurring annually over four years. Because of changes in the Company’s compensation philosophy, options have not been awarded to officers of the Company since 2003 and only a small percentage of the outstanding stock options are currently unvested. The ESPP allows employees, through payroll deductions, to purchase Carriage common stock at 85% of the value of the common stock on the quarterly purchase dates or the annual grant date, whichever is lower.
     The fair value of the stock option awards and the ESPP awards are determined using the Black-Scholes valuation model, which is consistent with the valuation methods previously utilized for the awards in the footnote disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The Company recorded pretax stock-based compensation expense for the stock options and the ESPP totaling $51,000 for the first quarter 2006. Had SFAS 123R been effective for the first quarter of 2005, the Company would have recorded additional pretax stock-based compensation totaling $78,000.

     The application of SFAS 123R has the following effect on the three months ended March 31, 2006 and 2005, respectively (in thousands).

	Three months ended
	March 31, 2006
			Results under
	As Reported	Effect of Change	Prior Method
Income from continuing operations before income taxes	$2,895	$51	$2,946
Net loss available to common stockholders	(1,735)	32	(1,703)

Net loss per share available to common stockholders:
Basic	$(0.09)	$—	$(0.09)
Diluted	(0.09)	—	(0.09)

	Three months ended
	March 31, 2005
	As Reported	Effect of Change	Pro Forma
Loss from continuing operations before income taxes	$(2,223)	$(78)	$(2,301)
Net loss available to common stockholders	(23,560)	(49)	(23,609)

Net loss per share available to common stockholders:
Basic	$(1.30)	$—	$(1.30)
Diluted	(1.30)	—	(1.30)
     The following summary reflects stock option activity and related information for the quarter ending March 31, 2006.

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(000)

Outstanding at December 31, 2005	1,365	$3.39
Granted	—	$—
Exercised	(43)	$2.48
Cancelled and expired	(8)	$6.26

Outstanding at March 31, 2006	1,314	$3.40	$2,546

Exercisable at March 31, 2006	1,256	$3.35	$2,514

     The total intrinsic value of options exercised was $100,000 during the first quarter of 2006 and $55,000 during the first quarter of 2005. As of March 31, 2006, there was $103,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.
     The following summary provides additional information about stock options that are outstanding and exercisable at March 31, 2006 (shares in thousands).

	Options Outstanding			Options Exercisable
	Weighted-Average
Actual Range
of Exercise
Prices	Number	Remaining	Weighted-	Number	Remaining	Weighted-
150%	Outstanding	Contractual	Average	Exercisable at	Contractual	Average
increment	at 3/31/06	Life	Exercise Price	3/31/06	Life	Exercise Price
$1.19- 1.56	638	4.7	$1.48	638	4.7	$1.48
$2.06- 3.09	168	4.3	$2.89	167	4.3	$2.89
$3.12- 4.66	163	7.1	$4.17	111	7.1	$4.15
$4.77- 6.19	288	6.2	$5.04	283	6.2	$5.02
$13.25- 19.88	51	2.5	$15.12	51	2.5	$15.12
$21.00- 27.50	6	1.1	$21.18	6	1.1	$21.18

$1.19- 27.50	1,314	5.2	$3.40	1,256	5.2	$3.35

     No stock options were granted in the first quarter of 2006 or the first quarter of 2005. The fair values of the ESPP granted at the beginning of 2006 and 2005 were estimated using the following assumptions:

	2005	2006
Assumptions:
Expected dividend yield	0%	0%
Expected volatility	50%	58%
Risk-free interest rate	3.00%	4.25%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1
     The expected life represents the four calendar quarters from the grant date (January 1) to the purchase date (end of each quarter).
3. 2005 CHANGE IN ACCOUNTING FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the three months ended March 31, 2005 are reported on the basis of our changed method.
     As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet.
4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     At March 31, 2006, a funeral home business and a combination funeral home and cemetery business were held for sale. The sale of these operations both of which were in small markets not strategic to our future plans is expected to occur during the second quarter. The carrying value of the assets of these businesses was reduced to management’s estimate of fair value less estimated costs to sell by recording impairment charges totaling $5.2 million, a substantial portion of which related to specifically identified goodwill. We do not anticipate material future cash expenditures associated with the sale of these businesses.
     At March 31, 2006, assets and liabilities associated with the businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

March 31, 2006
Assets:
Current assets	$326
Property, plant and equipment, net	1,794
Preneed receivables and trust investments	6,409
Cemetery property, net	6,453
Goodwill	113
Deferred charges and other assets	33
Cemetery perpetual care trust investments	5,173

Total	$20,301

Liabilities:
Current liabilities	130
Deferred revenue	1,750
Non-controlling interests in funeral and cemetery trust investments	6,275

Total	$8,155

Noncontrolling interests in perpetual care trust investments related to assets held for sale	$6,319

     The operating results of the businesses held for sale, as well as impairments and gains or losses on the disposal are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect on a comparative basis. Likewise, the operating results, the impairment charges and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months
	ended March 31,
	2005	2006
Revenues, net	$1,301	$657
Operating Income	$457	$41
     During January 2005, the Company closed on the sale of a funeral home business. The sale transaction generated net cash proceeds totaling $0.5 million and a gain of approximately $0.3 million.
5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase. Short term investments at March 31, 2006 consisted of commercial paper with maturity dates that range from April 2006 to July 2006 at rates ranging from 4.16 percent to 4.69 percent per anum. Market values approximates cost.
6. PRENEED ASSETS
Preneed assets consist of the following:

	December 31,	March 31,
	2005	2006
Cemetery preneed receivables and trust investments	$67,995	$65,701
Funeral preneed receivables and trust investments	50,420	48,731
Receivable from funeral trusts	17,411	17,445

	$135,826	$131,877

Cemetery preneed receivables and trust investments
     Cemetery preneed receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when merchandise or services are needed. The components of Cemetery preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and March 31, 2006 are as follows (in thousands):

	December 31,	March 31,
	2005	2006
Trust investments	$54,768	$52,842
Receivables from customers	17,304	17,270
Unearned finance charges	(3,143)	(3,187)
Allowance for doubtful accounts	(934)	(1,224)

Cemetery preneed receivables and trust investments	$67,995	$65,701

     Cemetery preneed receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. Preneed cemetery sales are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. The interest rates generally range between 12 percent and 14 percent.

     The cost and market values associated with cemetery preneed trust investments at March 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at March 31, 2006 are primarily related to changes in market interest rates and are temporary in nature. Net unrealized gains increased $0.7 million for the three months ended March 31, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash and money market	$4,181	$—	$—	$4,181
Fixed income securities:
U.S. Agency obligations	4,849	—	(90)	4,759
State obligations	14,000	141	(297)	13,844
Corporate	3,321	27	(41)	3,307
Other	7	—	—	7

Common stock	11,299	844	(174)	11,969
Mutual funds:
Equity	5,544	745	—	6,289
Fixed income	7,064	25	(19)	7,070
Other investments	1,078	106	—	1,184

	$51,343	$1,888	$(621)	$52,610

Accrued net investment income	$232			232

Trust investments				$52,842

Market value as a percentage of cost				102.9%

Funeral preneed receivables and trust investments
     Funeral preneed receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables related to contracts sold in advance of when the services or merchandise is needed. Such contracts are secured by funds paid by the customer to the Company. Funeral preneed receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.
     The components of Funeral preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and March 31, 2006 are as follows (in thousands):

	December 31,	March 31,
	2005	2006
Trust assets	$47,678	$45,892
Receivables from customers	8,709	8,616
Allowance for contract cancellations	(5,967)	(5,777)

Funeral preneed receivables and trust investments	$50,420	$48,731

     The cost and market values associated with funeral preneed trust investments at March 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at March 31, 2006 are temporary in nature. Net unrealized gains increased $0.1 million for the three months ended March 31, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash and money market	$17,035	$—	$—	$17,035
Fixed income securities:
U.S. Treasury	399	—	(11)	388
U.S. Agency obligations	1,759	60	(2)	1,817
State obligations	1,239	14	(23)	1,230
Corporate	—	—	—	—
Obligations and guarantees of U.S. government agencies	1,116	5	(26)	1,095

Common stock	2,605	395	(50)	2,950
Mutual funds:
Equity	5,849	894	(49)	6,694
Fixed income	15,003	57	(377)	14,683

Trust investments	$45,005	$1,425	$(538)	$45,892

Market value as a percentage of cost				102.0%

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
Receivable from Funeral Trusts
     The receivable from funeral trusts at March 31, 2006 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
Trust Investment Security Transactions
     Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three months ended March 31, 2006 are as follows (in thousands).

	For the three months
	ended March 31,
	2005	2006

Investment income	$804	$1,237
Realized gains	1,061	2,161
Realized losses	(163)	(860)
Expenses	(185)	(304)
Increase in non-controlling interests in trust investments	(1,517)	(2,234)

	$—	$—

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance which are not included in the Company’s consolidated balance sheet totaled $162.5 million at March 31, 2006.

8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments March 31, 2006 are temporary in nature. Net unrealized gains in creased $0.5 million for the three months ended March 31, 2006.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash and money market	$1,652	$—	$—	$1,652
Fixed income securities:
U.S. Treasury	594	—	—	594
U.S. Agency obligation	5,914	8	(143)	5,779
State obligations	48	—	—	48
Corporate	1,870	41	(13)	1,898
Other	406	—	(13)	393
Common stock	9,527	923	(145)	10,305
Mutual funds:
Equity	4,106	490	(18)	4,578
Fixed income	3,890	43	(23)	3,910
Other assets	199	20	—	219

	$28,206	$1,525	$(355)	$29,376

Accrued net investment income	$91			91

Trust investments				$29,467

Market value as a percentage of cost				104.5%

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts for which the Company is only entitled to receive the income. The components of Non-controlling interests in cemetery perpetual care trusts as of December 31, 2005 and March 31, 2006 are as follows:

	December 31,	March 31,
	2005	2006

Trust assets, at market value	$32,356	$29,467
Pending withdrawals of income	(719)	(716)
Debt due to a perpetual care trust	1,092	—
Pending deposits	383	—

Non-controlling interests	$33,112	$28,751

Non-controlling interests in assets held for sale	$—	$6,319

9. DEFERRED REVENUE
Deferred revenue consists of the following:

	December 31,	March 31,
	2005	2006

Deferred cemetery revenue	$51,928	$50,145
Deferred preneed funeral contracts revenue	29,446	29,562
Non-controlling interests in funeral and cemetery trust investments	102,446	98,732

	$183,820	$178,439

     Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the preneed trusts. The Company will recognize the revenue at the time the service is performed and merchandise is delivered. The components of Non-controlling interests in funeral and cemetery preneed trusts as of March 31, 2006 are as follows:

	March 31, 2006
	Preneed	Preneed	Total
	Funeral	Cemetery	Preneed

Trust assets, at market value	$45,892	$52,842	$98,732

Non-controlling interests	$45,892	$52,842	$98,732

Non-controlling interests in assets held for sale	$1,632	$4,643	$6,275

10. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pretax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2006	$31,664	$10,054	$—	$41,718
Three months ended March 31, 2005	$31,240	$9,741	$—	$40,981

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2006	$9,054	$1,622	$(7,781)	$2,895
Three months ended March 31, 2005	$9,416	$2,176	$(13,815)	$(2,223)

Total assets:
March 31, 2006	$317,011	$193,499	$57,475	$567,985
December 31, 2005	$322,497	$189,684	$58,459	$570,640

11. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months
	ended March 31,
	2005	2006
Revenues, net
Goods
Funeral	$13,629	$13,621
Cemetery	6,735	7,006

Total Goods	$20,364	$20,627

Services
Funeral	$17,611	$18,043
Cemetery	3,006	3,048

Total Services	$20,617	$21,091

Total Net Revenues	$40,981	$41,718

Cost of revenues
Goods
Funeral	$12,083	$12,280
Cemetery	5,156	6,054

Total Goods	$17,239	$18,334

Services
Funeral	$9,538	$10,162
Cemetery	2,382	2,353

Total Services	$11,920	$12,515

Total Cost of revenues	$29,159	$30,849

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the three months ended
	March 31,
	2005	2006

Cash paid for interest and financing costs	$22,196	$7,151

Cash paid for income taxes (state)	$195	$87

Restricted common stock issued to officers	$1,337	$—

Restricted cash investing and financing activities:

Proceeds from the sale of securities of the funeral and cemetery trusts	$12,434	$14,418

Purchase of available for sale securities of the funeral and cemetery trusts	$20,440	$10,579

Net deposits in trust accounts increasing noncontrolling interests	$328	$(7,573)

13. DEBT
     In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015. The proceeds from these notes were used to refinance substantially all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million. During April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility at that time. Borrowings under the new credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn.
     Carriage, the parent entity, has no independent assets or operations. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds our debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the Senior Notes. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Senior Notes.
     In connection with the senior debt refinancing, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share) during the first quarter of 2005. In connection with the new senior secured revolving credit facility, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs during the second quarter of 2005. These charges are included in the Consolidated Statement of Operations as additional interest and other costs of senior debt refinancing during the respective periods for 2005.

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
Cautionary Statements
          We caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. For further information regarding risks associated with our business and the death care industry, see Item 1A — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2005.
          Risks related to our business
          (1) Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and gross profit.
          (2) Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.
          (3) Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenues and margins.
          (4) Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.
          (5) Increased or unanticipated costs, such as insurance, taxes, new computer systems implementations and the cost of complying with Sarbanes-Oxley, may have a negative impact on our earnings and cash flows.
          (6) Improved performance in our funeral segment is highly dependent upon successful execution of our standards-based Being the Best operating model.
          (7) Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets and the mix of securities owned.
          (8) Covenant restrictions under our debt instruments may limit our flexibility in operating our business.
          Risks related to the death care industry
          (1) Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.
          (2) The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, direct cremations produce minimal revenues for cemetery operations and lower funeral revenues.
          (3) If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.
          (4) Because the funeral and cemetery businesses are high fixed-cost businesses, changes in revenues can have a disproportionately large effect on cash flow and profits.

          (5) Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of March 31, 2006, we operated 133 funeral homes in 28 states and 29 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 38% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.
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
     The cemetery operating results are affected by the size and success of our sales organization because approximately 55% of our cemetery revenues for the three months ended March 31, 2006 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 11% of our cemetery revenues for the three months ended March 31, 2006 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues. We are implementing operating and financial standards in our cemetery operations in 2006 similar to the funeral operations discussed above. The standards are organized around market share, people and operational and financial metrics to improve the long-term success of the cemeteries.
     Financial Highlights
     Net income from continuing operations for the three months ending March 31, 2006 totaled $1.5 million, equal to $0.08 per diluted share as compared to net loss from continuing operations of $1.4 million for the first quarter of 2005, or $0.08 per diluted share. The variance between the two periods was primarily due to a make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of the previously outstanding senior debt. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. The make-whole payment resulted in additional pre-tax interest of $6.0 million, along with a charge in the amount of $0.7 million to write off the related unamortized loan costs, in total equal to $0.23 per diluted share. At the end of the first quarter of 2006, we decided not to renew a building lease for a business in North California and recorded an impairment charge of $0.9 million, equal to $0.05 per diluted share, related to exiting that business. Excluding the effect of these items, diluted earnings per share from continuing operations for the three months ending March 31, 2005 equaled $0.15 compared to $0.13 for the three months ended March 31, 2006.
     Loss from discontinued operations for the three months ending March 31, 2006 totaled $3.2 million, equal to $0.17 per diluted share. On March 31, 2006, we entered into a plan to sell two businesses, both of which are in small markets not strategic to our future plans. We have recorded pre-tax impairment charges of approximately $5.2 million to write down the current book value to the estimated net proceeds. Income from discontinued operations for the three months ending March 31, 2005 totaled $0.6 million, equal to $0.04 per share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of share based payment is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements. See Note 2 to the consolidated financial statements.
     Prior to 2006 the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
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
     The Company has applied this change in accounting method effective January 1, 2005. As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet. The Company’s results of operations are reported on the basis of our changed method for both periods presented.
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three month periods ended March 31, 2005 and 2006. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”
Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2006. For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.
Three months ended March 31, 2005 compared to three months ended March 31, 2006 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2005	2006	Amount	Percent

Total same-store revenue	$30,683	$30,808	$125	0.4%
Acquired and closed	90	269	179	*
Preneed insurance commissions revenue	467	587	120	25.7%

Revenues from continuing operations	$31,240	$31,664	$424	1.4%

Revenues from discontinued operations	$596	$467	$(129)	*

Total same-store gross profit	$9,154	$8,564	$(590)	(6.4)%
Acquired and closed	(2)	71	73	*
Preneed insurance commissions revenue	467	587	120	25.7%

Gross profit from continuing operations	$9,619	$9,222	$(397)	(4.1)%

Gross profit from discontinued operations	$160	$133	$(27)	*

*	not meaningful

     Funeral same-store revenues for the three months ended March 31, 2006 increased $0.1 million, or 0.4 percent, when compared to the three months ended March 31, 2005 as we experienced a decrease of 3.6 percent in the number of contracts and a increase of 4.0 percent to $5,116 in the average revenue per contract for those existing operations. Cremation services represented 33.3 percent of the number of funeral services during the first quarter of 2006, an increase from 32.8 percent in the first quarter of 2005. The average revenue for burial contracts increased 3.8 percent to $6,947, and the average revenue for cremation contracts increased 10.0 percent to $2,634.
     Total funeral same-store gross profit for the three months ended March 31, 2006 decreased $0.6 million from the comparable three months of 2005, and as a percentage of funeral same-store revenue, declined from 30.8 percent to 29.1 percent primarily because of increases in funeral operating expenses.
Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2006:
Three months ended March 31, 2005 compared to the three months ended March 31, 2006 (dollars in thousands)

	Three Months Ended
	March 31,		Change
	2005	2006	Amount	Percent

Revenues from continuing operations	$9,741	$10,054	$313	3.2%

Revenues from discontinued operations	$705	$190	$(515)	*

Gross profit from continuing operations	$2,203	$1,647	$(556)	(25.2)%

Gross profit from discontinued operations	$297	$(92)	$(389)	*

*	not meaningful
     Cemetery revenues from continuing operations for the three months ended March 31, 2006 increased $0.3 million, or 3.2%, compared to the three months ended March 31, 2005. Preneed property revenues increased $0.6 million primarily because we recognized $0.5 million from the completion of mausoleums in the current year period. The average value of interment rights sold during the quarter increased 5.0 percent to $3,029 while the number of interment rights sold declined 15.3 percent. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $1.1 million; $0.1 million decline from the first quarter of the prior year, primarily the result of lower gains recognized on trust fund investments.
     Cemetery gross profit from continuing operations for the three months ended March 31, 2006 decreased $0.6 million from the comparable three months of 2005 and as a percentage of revenues decreased from 22.6 percent to 16.4 percent.
Other. General and administrative expenses, for the three months ended March 31, 2006 decreased $0.1 million or approximately 4.9 percent, respectively, as compared to the same periods of 2005 primarily because the 2005 period included higher audit and professional fees related to our compliance with the internal control reporting requirements of Sarbanes-Oxley and upgrading systems and processes. The three months ended March 31, 2006 is the first period that the Company recognized compensation expense related to its stock options and employee stock purchase plan. See Note 2 to the Consolidated Financial Statement. Included in general and administrative expenses is $51,000 for the stock-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $5.2 million at March 31, 2006, representing an decrease of $2.7 million from December 31, 2005. Short-term investments totaled $19.2 at March 31, 2006, compared to $16.9 at year end 2005. For the three months ended March 31, 2006, cash provided by operating activities was $1.2 million as compared to cash used of $13.9 million for the three months ended March 31, 2005. Cash used by operating activities during 2005 included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million.
     The Company’s senior debt at March 31, 2006 totaled $140.6 million and consisted of $130.0 million in Senior Notes, a $35 million revolving line of credit and $10.6 million in acquisition indebtedness and capital lease obligations.
     In April 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points, matures in five years and is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn.

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
     The Company’s convertible junior subordinated debenture at March 31, 2006 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES). The rights of the debenture are functionally equivalent to those of the TIDES.
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
     The Company intends to use its cash and short-term investments, cash flow provided by operations (which is expected to total $11 to $12 million in 2006) and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
SEASONALITY
     The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
     Inflation has not had a significant impact on the results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s 2005 annual report filed on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes in Carriage’s risk factors from those disclosed in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Issuance of Unregistered Securities
     Carriage has a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. The Company issued 3,003 and 2,886 shares of common stock to directors in lieu of payment in cash for their fees for the first quarter of 2005 and 2006, respectively, the value of which was charged to operations. No underwriter was used in connection with this issuance. Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits

11.1	—	Computation of Per Share Earnings

31.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

May 10, 2006	/s/ Joseph Saporito

Date	Joseph Saporito, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350