Form 10-Q
period 2006-06-30
CARRIAGE SERVICES INC
filed 2006-08-09
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2006 was 18,565,672.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,949	$5,208
Short term investments	16,908	25,979
Accounts receivable — trade, net of allowance for doubtful accounts of $937 in 2005 and $1,100 in 2006	13,412	12,876
Assets held for sale	—	20,123
Inventories and other current assets	12,883	11,701

Total current assets	51,152	75,887

Preneed assets	135,826	130,450
Property, plant and equipment, at cost, net of accumulated depreciation of $45,694 in 2005 and $46,156 in 2006	105,435	102,071
Cemetery property	62,905	56,485
Goodwill	157,358	151,184
Deferred charges and other non-current assets	25,608	25,221
Cemetery perpetual care trust investments	32,356	29,869

Total assets	$570,640	$571,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$2,074	$2,023
Accounts payable and accrued liabilities	22,163	19,713
Liabilities associated with assets held for sale	—	8,172
Total current liabilities	24,237	29,908
Senior long-term debt, net of current portion	134,572	133,425
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,775	4,751
Deferred revenue	183,820	177,497
Total liabilities	441,154	439,331

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	33,112	29,507
Non-controlling interests in perpetual care trust investments associated with assets held for sale	—	6,157
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized;18,458,000 and 18,544,000 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	185	185
Additional paid-in capital	190,502	190,954
Accumulated deficit	(92,921)	(93,952)
Deferred compensation	(1,392)	(1,015)

Total stockholders’ equity	96,374	96,172

Total liabilities and stockholders’ equity	$570,640	$571,167

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006
Revenues, net
Funeral	$27,967	$28,659	$59,207	$60,323
Cemetery	9,411	9,182	19,152	19,236

	37,378	37,841	78,359	79,559
Costs and expenses
Funeral	20,781	21,602	42,402	44,044
Cemetery	7,916	8,098	15,454	16,505

	28,697	29,700	57,856	60,549
Gross profit	8,681	8,141	20,503	19,010
General and administrative expenses	3,000	2,749	5,779	5,392
Goodwill impairment charge	—	—	—	907

Operating income	5,681	5,392	14,724	12,711
Interest expense	(4,683)	(4,633)	(9,314)	(9,273)
Additional interest and other costs of senior debt refinancing	(240)	—	(6,933)	—
Interest income and other	(447)	347	(389)	563

Total interest expense and other	(5,370)	(4,286)	(16,636)	(8,710)

Income (loss) from continuing operations before income taxes	311	1,106	(1,912)	4,001
(Provision) benefit for income taxes	(122)	(415)	723	(1,824)

Income (loss) from continuing operations	189	691	(1,189)	2,177

Income (loss) from discontinued operations, net of tax	43	12	617	(3,209)
Cumulative effect of change in accounting method, net of tax benefit	—	—	(22,756)	—

Net income (loss)	$232	$703	$(23,328)	$(1,032)

Basic earnings (loss) per common share
Continuing operations	$0.01	$0.04	$(0.06)	$0.12
Discontinued operations	—	—	0.03	(0.17)
Cumulative effect of change in accounting method	—	—	(1.26)	—

Net income (loss)	$0.01	$0.04	$(1.29)	$(0.05)

Diluted earnings (loss) per common share
Continuing operations	$0.01	$0.04	$(0.06)	$0.12
Discontinued operations	—	—	0.03	(0.17)
Cumulative effect of change in accounting method	—	—	(1.26)	—

Net income (loss)	$0.01	$0.04	$(1.29)	$(0.05)

Weighted average number of common and common equivalent shares outstanding:
Basic	18,325	18,545	18,227	18,514

Diluted	18,826	18,902	18,227	18,888

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS.
(unaudited and in thousands)

	For the six months
	ended June 30,
	2005	2006
	(Revised, Note 1)
Cash flows from operating activities:
Net loss	$(23,328)	$(1,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(617)	3,209
Cumulative effect of the change in accounting method	22,756	—
Depreciation and amortization	4,362	4,536
Loan cost amortization	400	357
Provision for losses on accounts receivable	1,509	1,912
Goodwill impairment charge	—	907
Net loss on sale of business assets	527	175
Stock-based compensation	354	467
Loss on early extinguishment of debt	978	—
Deferred income taxes (benefit)	(723)	1,824
Other	—	(45)
Changes in assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(1,315)	(878)
Inventories and other current assets	(747)	516
Deferred charges and other	(664)	(20)
Preneed trust investments	(2,244)	(2,601)
Income tax (payments) refunds, net	—	(159)
Accounts payable and accrued liabilities	(1,385)	(2,254)
Deferred preneed revenue	3,007	2,640
Deferred interest on convertible junior subordinated debenture	(10,345)	—

Net cash provided by (used in) operating activities of continuing operations	(7,475)	9,554
Net cash provided by operating activities of discontinued operations	563	51

Net cash provided by (used in) operating activities	(6,912)	9,605

Cash flows from investing activities:
Net proceeds from sales of businesses and other assets	182	65
Purchase of short term investments	(12,849)	(35,625)
Maturities of short term investments	—	26,554
Capital expenditures	(3,536)	(2,471)

Net cash used in investing activities of continuing operations	(16,203)	(11,477)
Net cash provided by investing activities of discontinued operations	498	3

Net cash used in investing activities	(15,705)	(11,474)

Cash flows from financing activities:
Net payments on bank line of credit	(25,600)	—
Payments on senior long-term debt and obligations under capital leases	(71,756)	(1,202)
Proceeds from the issuance of senior notes	130,000	—
Payment of financing costs	(4,175)	—
Proceeds from the exercise of stock options and employee stock purchase plan	590	319
Tax benefit from stock-based compensation expense	—	44
Net cash provided by (used in) financing activities of continuing operations	29,059	(839)
Net cash used in financing activities of discontinued operations	(38)	(33)

Net cash provided by (used in) financing activities	29,021	(872)

Net increase (decrease) in cash and cash equivalents	6,404	(2,741)
Cash and cash equivalents at beginning of period	1,948	7,949

Cash and cash equivalents at end of period	$8,352	$5,208

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of June 30, 2006, the Company owned and operated 133 funeral homes in 28 states and 29 cemeteries in 12 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Consolidated Statements of Cash Flows
     We have revised the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 consistent with June 30, 2006 to reconcile net cash provided by (used in) operating activities from net loss instead of net loss from continuing operations.
     (d) Interim Condensed Disclosures
     The information for the three and six month periods ended June 30, 2005 and 2006 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2005 in this report have been reclassified to conform to current year presentation.
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
     (g) Stock Plans and Stock Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of share based payments is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued consolidated financial statements.

     Prior to 2006, the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
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
      (i) Accounting for Income Tax Uncertainties
      In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.
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
     The fair value of the stock option awards and the ESPP awards are determined using the Black-Scholes valuation model, which is consistent with the valuation methods previously utilized for the awards in the footnote disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company recorded pretax stock-based compensation expense for the stock options and the ESPP totaling $153,000 for the first six months of 2006. Had SFAS 123R been effective for the first six months of 2005, the Company would have recorded additional pretax stock-based compensation totaling $156,000.

     The application of SFAS 123R has the following effect on the three and six months ended June 30, 2006 and 2005, respectively (in thousands).

	Three months ended
	June 30, 2006
			Results under
	As Reported	Effect of Change	Prior Method
Income from continuing operations before income taxes	$1,106	$101	$1,207
Net income available to common stockholders	703	63	766

Net income per share available to common stockholders:
Basic	$0.04	$—	$0.04
Diluted	0.04	—	0.04

	Six months ended
	June 30, 2006
			Results under
	As Reported	Effect of Change	Prior Method
Income from continuing operations before income taxes	$4,001	$153	$4,154
Net loss available to common stockholders	(1,032)	96	(936)

Net loss per share available to common stockholders:
Basic	$(0.05)	$—	$(0.05)
Diluted	(0.05)	—	(0.05)

	Three months ended
	June 30, 2005
	As Reported	Effect of Change	Pro Forma
Income from continuing operations before income taxes	$311	$(78)	$233
Net income available to common stockholders	232	(49)	183

Net income per share available to common stockholders:
Basic	$0.01	$—	$0.01
Diluted	0.01	—	0.01

	Six months ended
	June 30, 2005
	As Reported	Effect of Change	Pro Forma
Loss from continuing operations before income taxes	$(1,912)	$(156)	$(2,068)
Net loss available to common stockholders	(23,328)	(98)	(23,426)

Net loss per share available to common stockholders:
Basic	$(1.29)	$(0.01)	$(1.30)
Diluted	(1.29)	(0.01)	(1.30)

     The following summary reflects stock option activity and related information for the six months ending June 30, 2006.

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2005	1,365	$3.39
Granted	24	$4.81
Exercised	(57)	$2.72
Cancelled and expired	(14)	$5.78

Outstanding at June 30, 2006	1,318	$3.42	$2,319

Exercisable at June 30, 2006	1,268	$3.38	$2,302

     The total intrinsic value of options exercised was $121,000 during the first six months of 2006 and $420,000 during the first six months of 2005. As of June 30, 2006, there was $90,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.
     The following summary provides additional information about stock options that are outstanding and exercisable at June 30, 2006 (shares in thousands).

	Options Outstanding			Options Exercisable
Actual Range		Weighted-			Weighted-
of Exercise		Average			Average
Prices	Number	Remaining	Weighted-	Number	Remaining	Weighted-
150%	Outstanding	Contractual	Average	Exercisable at	Contractual	Average
increment	at 6/30/06	Life	Exercise Price	6/30/06	Life	Exercise Price
$ 1.19 - 1.56	636	4.5	$1.49	636	4.5	$1.49
$ 2.06 - 3.09	164	4.0	$2.89	163	4.0	$2.89
$ 3.12 - 4.66	153	6.9	$4.18	108	6.7	$4.14
$ 4.77 - 6.19	308	6.2	$5.00	304	6.3	$5.00
$13.25 - 19.88	51	2.3	$15.14	51	2.3	$15.14
$21.00 - 27.50	6	0.8	$21.18	6	0.8	$21.18

$ 1.19 - 27.50	1,318	5.0	$3.42	1,268	4.9	$3.38
     The Company granted stock options covering 24,000 shares to the non-officer directors during the first six months of 2006 and during the first six months of 2005. The fair value of the options granted in 2006 totaled $59,000. No additional options were granted in 2005 or the first six months of 2006. The fair values of stock options granted in 2005 and 2006 and the ESPP granted at the beginning of 2005 and 2006 were estimated using the following assumptions:

	Stock Options	ESPP
2005 Assumptions:
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	3.00%	3.00%
Expected life (years)	5	.25, .50, .75, 1

	Stock Options	ESPP
2006 Assumptions:
Expected dividend yield	0%	0%
Expected volatility	58%	58%
Risk-free interest rate	4.25%	4.25%
Expected life (years)	5	.25, .50, .75, 1
     The expected life of the ESPP grant represents the calendar quarters from the grant date (January 1) to the purchase date (end of each quarter).
3. 2005 CHANGE IN ACCOUNTING FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the three and six month periods ended June 30, 2005 are reported on the basis of our changed method.

     As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet.
4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     At June 30, 2006, a funeral home business and a combination funeral home and cemetery business were held for sale. The sale of these operations both of which were in small markets not strategic to our future plans occurred during the third quarter of 2006 (Note 14). The carrying value of the assets of these businesses was reduced to management’s estimate of fair value less estimated costs to sell by recording impairment charges totaling $5.4 million during 2006, a substantial portion of which related to specifically identified goodwill. We do not anticipate material future cash expenditures and gains or losses associated with the sale of these businesses.
     At June 30, 2006, assets and liabilities associated with the businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

June 30,
2006
Assets:
Current assets	$298
Property, plant and equipment, net	1,769
Preneed receivables and trust investments	6,494
Cemetery property, net	6,337
Deferred charges and other assets	130
Cemetery perpetual care trust investments	5,095

Total	$20,123

Liabilities:
Current liabilities	117
Deferred revenue	1,679
Non-controlling interests in funeral and cemetery trust investments	6,376

Total	$8,172

Noncontrolling interests in perpetual care trust investments related to assets held for sale	$6,157

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006
Revenues, net	$890	$868	$2,191	$1,525

Operating income	$63	$250	$520	$291

Gain (losses) on sale and (impairments)	5	(230)	467	(5,425)

(Provision) benefit for income taxes	(25)	(8)	(370)	1,925

Income (loss) from discontinued operations	$43	$12	$617	$(3,209)

     During January 2005, the Company closed on the sale of a funeral home business. The sale transaction generated net cash proceeds totaling $0.5 million and a gain of approximately $0.3 million. During May 2005, the Company ceased operations at a funeral home business when the lease on the property expired. The preneed contracts and other business assets were transferred to another company-owned funeral home in the area.

5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months at the time of purchase. Short term investments at June 30, 2006 consisted of commercial paper with maturity dates that range from July 2006 to December 2006 at rates ranging from 4.8 percent to 5.4 percent per anum. Market values approximates cost.
6. PRENEED ASSETS
Preneed assets consist of the following:

	December 31,	June 30,
	2005	2006
Cemetery preneed receivables and trust investments	$67,995	$65,606
Funeral preneed receivables and trust investments	50,420	47,675
Receivable from funeral trusts	17,411	17,169

	$135,826	$130,450

Cemetery preneed receivables and trust investments
     Cemetery preneed receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when merchandise or services are needed. The components of Cemetery preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and June 30, 2006 are as follows (in thousands):

	December 31,	June 30,
	2005	2006
Trust investments	$54,768	$52,639
Receivables from customers	17,304	17,995
Unearned finance charges	(3,143)	(3,429)
Allowance for doubtful accounts	(934)	(1,599)

Cemetery preneed receivables and trust investments	$67,995	$65,606

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

     The cost and market values associated with cemetery preneed trust investments at June 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at June 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains decreased $0.7 million for the six months ended June 30, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market	$1,893	$—	$—	$1,893
Fixed income securities:
U.S. Agency obligations	4,830	1	(112)	4,719
State obligations	14,849	108	(384)	14,573
Corporate	4,027	24	(73)	3,978
Other	6	—	—	6

Common stock	10,789	767	(275)	11,281
Mutual funds:
Equity	11,260	668	(32)	11,896
Fixed income	4,010	40	(59)	3,991
	$51,664	$1,608	$(935)	$52,337

Accrued net investment income	$302			302

Trust investments				$52,639

Market value as a percentage of cost				101.9%

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
     The components of Funeral preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and June 30, 2006 are as follows (in thousands):

	December 31,	June 30,
	2005	2006
Trust assets	$47,678	$45,257
Receivables from customers	8,709	8,149
Allowance for contract cancellations	(5,967)	(5,731)

Funeral preneed receivables and trust investments	$50,420	$47,675

     The cost and market values associated with funeral preneed trust investments at June 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at June 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains increased $0.2 million for the six months ended June 30, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market	$20,079	$—	$—	$20,079
Fixed income securities:
U.S. Treasury	399	—	(14)	385
State obligations	1,758	48	(3)	1,803
Corporate	1,239	12	(38)	1,213
Obligations and guarantees of U.S. government agencies	1,165	1	(38)	1,128

Common stock	1,913	356	(43)	2,226
Mutual funds:
Equity	10,094	883	(6)	10,971
Fixed income	7,626	45	(219)	7,452

Trust investments	$44,273	$1,345	$(361)	$45,257

Market value as a percentage of cost				102.2%

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
Receivable from Funeral Trusts
     The receivable from funeral trusts at June 30, 2006 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
Trust Investment Security Transactions
     Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		Ended June 30,
	2005	2006	2005	2006
Investment income	$322	$(398)	$1,126	$839
Realized gains	572	940	1,633	3,101
Realized losses	(286)	(361)	(449)	(1,221)
Expenses	(91)	(508)	(276)	(812)
Increase in non-controlling interests in trust investments	(517)	327	(2,034)	(1,907)

	$—	$—	$—	$—

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance which are not included in the Company’s consolidated balance sheet totaled $170 million at June 30, 2006.

8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments June 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains decreased $0.2 million for the six months ended June 30, 2006.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market	$1,782	$—	$—	$1,782
Fixed income securities:
U.S. Treasury	594	4	(10)	588
U.S. Agency obligation	5,619	3	(127)	5,495
State obligations	609	—	(6)	603
Corporate	1,464	25	(18)	1,471
Other	391	—	(18)	373
Common stock	9,311	805	(207)	9,909
Mutual funds:
Equity	5,475	461	(40)	5,896
Fixed income	3,640	58	(35)	3,663
	$28,885	$1,356	$(461)	$29,780

Accrued net investment income	$89			89

Trust investments				$29,869

Market value as a percentage of cost				103.4%

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts for which the Company is only entitled to receive the income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2005 and June 30, 2006 are as follows:

	December 31,	June 30,
	2005	2006
Trust assets, at market value	$32,356	$29,869
Pending withdrawals of income	(719)	(592)
Debt due to a perpetual care trust	1,092	—
Pending deposits	383	230

Non-controlling interests	$33,112	$29,507

Non-controlling interests in assets held for sale	$—	$6,157

9. DEFERRED REVENUE
Deferred revenue consists of the following:

	December 31,	June 30,
	2005	2006
Deferred cemetery contracts revenue	$51,928	$50,778
Deferred preneed funeral contracts revenue	29,446	28,823
Non-controlling interests in funeral and cemetery trust investments	102,446	97,896

	$183,820	$177,497

     Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the preneed trusts. The Company will recognize the revenue at the time the service is performed and merchandise is delivered. The components of Non-controlling interests in funeral and cemetery preneed trusts as of June 30, 2006 are as follows:

	June 30, 2006
	Preneed	Preneed	Total
	Funeral	Cemetery	Preneed
Trust assets, at market value	$45,257	$52,639	$97,896

Non-controlling interests	$45,257	$52,639	$97,896

10. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pretax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2006	$60,323	$19,236	$—	$79,559
Six months ended June 30, 2005	$59,207	$19,152	$—	$78,359

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2006	$15,951	$2,682	$(14,632)	$4,001
Six months ended June 30, 2005	$16,407	$3,645	$(21,964)	$(1,912)

Total assets:
June 30, 2006	$314,383	$193,039	$63,745	$571,167
December 31, 2005	$322,497	$189,684	$58,459	$570,640
11. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2006	2005	2006
Revenues, net
Goods
Funeral	$12,213	$12,354	$25,842	$25,975
Cemetery	$6,805	$6,407	$13,540	$13,413

Total Goods	$19,018	$18,761	$39,382	$39,388

Services
Funeral	$15,754	$16,305	$33,365	$34,348
Cemetery	$2,606	$2,775	$5,612	$5,823

Total Services	$18,360	$19,080	$38,977	$40,171

Total Net Revenues	$37,378	$37,841	$78,359	$79,559

Cost of revenues
Goods
Funeral	$11,377	$11,945	$23,461	$24,224
Cemetery	$5,672	$5,708	$10,819	$11,761

Total Goods	$17,049	$17,653	$34,280	$35,985

Services
Funeral	$9,404	$9,657	$18,941	$19,820
Cemetery	$2,244	$2,390	$4,635	$4,744

Total Services	$11,648	$12,047	$23,576	$24,564

Total Cost of revenues	$28,697	$29,700	$57,856	$60,549

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended
	June 30,
	2005	2006
Cash paid for interest and financing costs	$24,512	$9,090

Cash paid for income taxes (state)	$219	$159

Restricted common stock issued to officers	$1,337	$—

Restricted cash investing and financing activities:
Proceeds from the sale of securities of the funeral and cemetery trusts	$14,460	$29,967

Purchase of available for sale securities of the funeral and cemetery trusts	$13,408	$28,216

Net deposits (withdrawals) in trust accounts increasing noncontrolling interests	$3,943	$(7,875)

13. DEBT
     In January 2005, the Company issued $130 million of 7.875 percent Senior Notes at par, due in 2015. The proceeds from these notes were used to refinance substantially all senior debt, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million. During April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility at that time. Borrowings under the new credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and by funeral home real property in certain states. The facility is currently undrawn.
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
14. SUBSEQUENT EVENT
     On July 25, 2006, Carriage Services, Inc. (the “Company”) completed the sale of a funeral home business and a combination funeral home and cemetery business in the state of Indiana. The Company received net cash proceeds of $6,488,362 as follows: (i) the sum of $7,454,724 in cash less (ii) the issuance of a note payable to the buyer in the amount of $966,362. In accordance with the bank credit facility, approximately $5.5 million of the net cash proceeds are pledged and restricted for use only as acquisitions or capital expenditures. The Company estimates that it will not recognize a gain or loss with respect to this transaction during the third quarter of 2006.

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
Cautionary Statements
          We caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. For further information regarding risks associated with our business and the death care industry, see Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2005.
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
          (5) Increased or unanticipated costs, such as insurance, taxes and new computer systems implementations, may have a negative impact on our earnings and cash flows.
          (6) Improved performance in our funeral segment is highly dependent upon successful execution of our standards-based Being the Best operating model.
          (7) Smaller businesses are typically dependent upon one or a few key employees for success.
          (8) Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets and the mix of securities owned.
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
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of June 30, 2006, we operated 133 funeral homes in 28 states and 29 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 40% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.
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
     The cemetery operating results are affected by the size and success of our sales organization because approximately 55% of our cemetery revenues for the six months ended June 30, 2006 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 10% of our cemetery revenues for the six months ended June 30, 2006 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues. We implemented operating and financial standards in our cemetery operations at the beginning of 2006 similar to the funeral operations discussed above. The standards are organized around market share, people and operational and financial metrics to improve the long-term success of the cemeteries.
     Financial Highlights
     Net income from continuing operations for the three months ending June 30, 2006 totaled $0.7 million, equal to $0.04 per diluted share as compared to net income from continuing operations of $0.2 million for the second quarter of 2005, or $0.1 per diluted share. During the second quarter of 2005 the Company incurred a loss on the sale of undeveloped land and costs in connection with refinancing the bank credit facility, which together totaled $0.8 million, equal to $0.03 per diluted share. Excluding the effect of those two items, diluted earnings for the second quarter of 2005 equaled $0.04 per share.
     Net income from continuing operations for the first six months of 2006 totaled $2.2 million, equal to $0.12 per share as compared to net loss from continuing operations of $1.2 million for the first six months of 2005, or $(0.07) per diluted share. The variance between the two periods was primarily due to a make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of the previously outstanding senior debt. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. The make-whole payment resulted in additional pre-tax interest of $6.0 million, along with a charge in the amount of $0.9 million to write off the related unamortized loan costs, in total equal to $0.24 per diluted share. Additionally, we decided not to renew a building lease for a business in North California and recorded an impairment charge at the end of the first quarter of 2006 of $0.9 million, equal to $0.05 per diluted share, related to exiting that business. Excluding the effect of these items, diluted earnings per share from continuing operations for the six months ending June 30, 2005 equaled $0.17 compared to $0.16 for the six months ended June 30, 2006.

     There are two areas that management is focusing its efforts to improve results: (1) The Central Region funeral operations which suffered a year over year decline in pretax profitability of $1.7 million, and (2) A cemetery in California, whose pretax earnings have declined by $1.0 million. The decline in profitability in these two areas is equivalent to $0.09 per diluted share for the six month period. We recently made changes in leadership over each of these areas to focus on the issues affecting profits, such as local management, receivable collections and marketshare losses. During July we combined our cemetery operations with our Eastern, Central and Western Regions, which further simplifies our operational structure along only geographic lines and places all of our businesses under the leadership of three Regional Partners. Support for funeral operations, cemetery operations and sales now reside in each of the Regions.
     Loss from discontinued operations for the six months ending June 30, 2006 totaled $(3.2) million, equal to $(0.17) per diluted share. On March 31, 2006, we entered into a plan to sell two businesses, both of which are in small markets not strategic to our future plans. We have recorded pre-tax impairment charges in 2006 of approximately $5.4 million to write down the current book value to the estimated net proceeds. Income from discontinued operations for the six months ending June 30, 2005 totaled $0.6 million, equal to $0.03 per share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter of 2005.
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
Preneed Selling Costs
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs incurred, for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company also believes the new accounting method improves the comparability of its reported earnings because all of the public deathcare companies now apply this method.

     The Company applied this change in accounting method effective January 1, 2005. As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.26 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet at the end of 2004. The Company’s results of operations are reported on the basis of our changed method for both periods presented.
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
     Prior to 2006 the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
Impairment of Long-Lived Assets
     Except as noted for Goodwill, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell. The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented.
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
     Also, in connection with the implementation of FIN 46R, the Company began recognizing income, gains and losses, of the preneed trusts and cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2005 and 2006. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”
Funeral Home Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the funeral home operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2006.
Three months ended June 30, 2005 compared to three months ended June 30, 2006 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2005	2006	Amount	Percent
Total same-store revenue	$27,351	$27,785	$434	1.6%
Acquired and closed	42	278	236	*
Preneed insurance commissions revenue	574	596	22	3.8%

Revenues from continuing operations	$27,967	$28,659	$692	2.5%

Revenues from discontinued operations	$471	$396	$(75)	*

Total same-store gross profit	$6,658	$6,375	$(283)	(4.3)%
Acquired and closed	(46)	86	132	*
Preneed insurance commissions revenue	574	596	22	3.8%

Gross profit from continuing operations	$7,186	$7,057	$(129)	(1.8)%

Gross profit from discontinued operations	$82	$99	$17	*

*	not meaningful

Six months ended June 30, 2005 compared to six months ended June 30, 2006 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2005	2006	Amount	Percent
Total same-store revenue	$58,034	$58,593	$559	1.0%
Acquired and closed	132	547	415	*
Preneed insurance commissions revenue	1,041	1,183	142	13.6%

Revenues from continuing operations	$59,207	$60,323	$1,116	1.9%

Revenues from discontinued operations	$1,068	$863	$(205)	*

Total same-store gross profit	$15,813	$14,939	$(874)	(5.5)%
Acquired and closed	(49)	157	206	*
Preneed insurance commissions revenue	1,041	1,183	142	13.6%

Gross profit from continuing operations	$16,805	$16,279	$(526)	(3.1)%

Gross profit from discontinued operations	$242	$232	$(10)	*

*	not meaningful
     Funeral same-store revenues for the three months ended June 30, 2006 increased $0.4 million, or 1.6 percent, when compared to the three months ended June 30, 2005 as we experienced a decrease of 1.3 percent in the number of contracts and a increase of 2.9 percent to $5,174 in the average revenue per contract for those existing operations. Performance was strong in the Eastern Region, where the number of contracts increased 4.1 percent and the contract average increased 4.8 percent, and the Western Region, where the number of contracts increased 4.1 percent and the contract average increased 6.1 percent. However, the Central Region suffered a decline of 14.4 percent in the number of contracts and a slight increase of 0.3 percent in the contract average. Cremation services represented 34.2 percent of the number of funeral services during the second quarter of 2006, an increase from 32.5 percent in the second quarter of 2005. The average revenue for burial contracts increased 3.7 percent to $7,038, and the average revenue for cremation contracts increased 10.1 percent to $2,684. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The Company also experienced an increase in cremations with services and a decline in direct cremations during the quarter, which also positively impacted the cremation average.
     Total funeral same-store gross profit for the three months ended June 30, 2006 decreased $0.3 million from the comparable three months of 2005, and as a percentage of funeral same-store revenue, declined from 24.3 percent to 22.9 percent primarily because of increases in funeral operating expenses. Costs and expenses in the Central Region were not reduced in line with the lower revenues, resulting in a year over year decline in the Central Region of $1.1 million in pretax earnings equal to $0.04 per diluted share.
     Funeral same-store revenues for the six months ended June 30, 2006 increased 1.0 percent when compared to the six months ended June 30, 2005, as we experienced a decrease of 2.4 percent in the number of contracts and an increase of 3.5 percent to $5,143 in the average revenue per contract for those existing operations. Cremation services represented 33.7 percent of the number of funeral services during the six months ended June 30, 2006 compared to 32.7 percent for the six months ended June 30, 2005. The average revenue for burial contracts increased 3.7 percent to $6,989, while the average revenue for cremation contracts increased 10.1 percent to $2,658.
     Total funeral same-store gross profit for the six months ended June 30, 2006 decreased $0.9 million from the comparable six months of 2005, and as a percentage of funeral same-store revenue, decreased from 27.2 percent to 25.5 percent. The decline for the six month period was similarly due to the performance of the Central Region where pretax earnings were $1.7 million lower, equal to $0.06 per diluted share.
Cemetery Segment. The following table sets forth certain information regarding the net revenues and gross profit of the Company from the cemetery operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2006:

Three months ended June 30, 2005 compared to the three months ended June 30, 2006 (dollars in thousands)

	Three Months Ended
	June 30,		Change
	2005	2006	Amount	Percent
Revenues from continuing operations	$9,411	$9,182	$(229)	(2.4)%

Revenues from discontinued operations	$419	$472	$53	*

Gross profit from continuing operations	$1,495	$1,084	$(411)	(27.5)%

Gross profit from discontinued operations	$(19)	$151	$170	*

*	not meaningful
Six months ended June 30, 2005 compared to the six months ended June 30, 2006 (dollars in thousands)

	Six Months Ended
	June 30,		Change
	2005	2006	Amount	Percent
Revenues from continuing operations	$19,152	$19,236	$84	0.4%

Revenues from discontinued operations	$1,123	$662	$(461)	*

Gross profit from continuing operations	$3,698	$2,731	$(967)	(26.2%)

Gross profit from discontinued operations	$278	$59	$(219)	*

*	not meaningful
     Cemetery revenues from continuing operations for the three months ended June 30, 2006 decreased $0.2 million, or 2.4%, compared to the three months ended June 30, 2005. Atneed revenues and the related gross profit were comparable at approximately $3.6 million and $2.9 million, respectively for the two periods. Preneed property revenues increased $0.3 million, or 8.2%, primarily as a function of the 8.3% increase to $2,158 in the average value of interment rights sold during the quarter. Revenue from the delivery of preneed merchandise and services declined $0.5 million in comparing the two periods. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $0.9 million for each of the two quarters.
     Cemetery gross profit from continuing operations for the three months ended June 30, 2006 decreased $0.4 million from the comparable three months of 2005 and as a percentage of revenues decreased from 15.9 percent to 11.8 percent, approximately one-half of which was due to higher bad debts at one of our California cemeteries.
     Cemetery revenues from continuing operations for the six months ended June 30, 2006 was approximately equal to that of the six months ended June 30, 2005. Preneed property revenues increased $0.8 million primarily because we recognized $0.5 million from the completion of mausoleums in the first quarter of 2006. The average value of interment rights sold during the first six months increased 4.9 percent to $2,100 while the number of interment rights sold declined 11.0 percent. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $2.0 million; a $0.3 million decline from the first six months of the prior year, primarily the result of lower gains recognized on trust fund investments.
     Cemetery gross profit from continuing operations for the six months ended June 30, 2006 decreased $1.0 million from the comparable six months of 2005, and as a percentage of revenues decreased from 19.3 percent to 14.2 percent primarily due to the $1.0 million decline in profitability of a California cemetery. That particular cemetery experienced a decline of $0.7 million in preneed property sales, an increase in bad debts of $0.3 million and a decline of $0.3 million in atneed revenues. We have made changes in the leadership of that business to focus on correcting these sales and operational issues.
Other. General and administrative expenses, for the three and six months ended June 30, 2006 decreased $0.3 and $0.4 million or approximately 8.4 and 6.7 percent, respectively, as compared to the same periods of 2005 primarily because the 2005 period included higher audit and professional fees related to our compliance with the internal control reporting requirements of Sarbanes-Oxley and upgrading systems and processes. The six months ended June 30, 2006 is the first period that the Company recognized compensation expense related to its stock options and employee stock purchase plan. See Note 2 to the Consolidated Financial Statement. Included in general and administrative expenses is $101,000 and $153,000 for the stock-based compensation for the three and six month periods ended June 30, 2006, respectively.

     The six months ended June 30, 2006 includes a goodwill impairment charge recorded during the first quarter of 2006 related to the Company’s decision to not renew the lease on a California funeral business and to close the business in the third quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents totaled $5.2 million at June 30, 2006, representing a decrease of $2.7 million from December 31, 2005. Short-term investments totaled $26.0 million at June 30, 2006, compared to $16.9 million at year end 2005. For the six months ended June 30, 2006, cash provided by operating activities was $9.6 million as compared to cash used of $6.9 million for the six months ended June 30, 2005. The $16.5 million improvement in cash provided from operating activities is because the 2005 period included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million. Year to date, capital expenditures total $2.5 million compared to $3.5 million in the prior year. For the year 2006 the capital expenditures are expected to total $6.5 million.
     The Company’s senior debt at June 30, 2006 totaled $140.2 million and consisted of $130.0 million in Senior Notes, a $35 million revolving line of credit and $10.2 million in acquisition indebtedness and capital lease obligations. The revolving line of credit is currently undrawn.
     In April 2005, the Company entered into a $35 million senior secured revolving credit facility to replace the existing unsecured credit facility. Borrowings under the new credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points, matures in 2010 and is collateralized by all personal property and funeral home real property in certain states.
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
     The Company’s convertible junior subordinated debenture at June 30, 2006 total $93.75 million in principal amount, are payable to the Company’s affiliate trust, Carriage Services Capital Trust, bear interest at 7 percent and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES). The rights of the debenture are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions continue to accumulate at the 7 percent annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7 percent. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company, in complying with the conditions of the existing credit facility, began deferring interest payments on the subordinated debenture payable to the Company’s affiliated trust beginning with the September 1, 2003 payment. In the first quarter of 2005, the Company paid $10.3 million to bring the cumulative deferred distributions on the TIDES current. The Company expects to continue paying the distributions as due.
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
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
Issuance of Unregistered Securities
     Carriage has a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. The Company issued 2,886 and 3,003 shares of common stock to directors in lieu of payment in cash for their fees for the second quarter of 2005 and 2006, respectively, the value of which was charged to operations. The Company issued 13,174 and 9,912 shares of common stock to directors in lieu of payment in cash for their fees for the six months ended June 30, 2005 and 2006, respectively, the value of which was charged to operations. No underwriter was used in connection with this issuance. Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2006 annual meeting was held on May 25, 2006. The director nominees were elected, the 2006 Long-Term Incentive Plan was approved and the selection of KPMG LLP as Carriage’s independent public accountants for the year ending December 31, 2006 was ratified. The voting tabulation was as follows:

	Number of Votes	Number of Votes	Number of Votes
Name of Nominee/Plan	For	Against	Withheld
Melvin C. Payne	16,599,647	—	554,213

Joe R. Davis	16,611,613	—	542,247

Approval of the 2006 Long-Term Incentive Plan	10,392,073	676,427	6,085,360

Ratification of the selection of KPMG LLP	17,043,262	42,409	68,189
     The terms of the following directors continue after the meeting as follows:

Expiration of Term at
Director	Annual Shareholder’s Meeting
Vincent D. Foster	2007
Mark F. Wilson	2007
Ronald A. Erickson	2008
Item 5. Other Information
     In connection with the Company’s annual meeting on May 25, 2006, the shareholders approved the 2006 Long-Term Incentive Plan (the “Plan”). The Plan provides 1,350,000 shares of Carriage Services, Inc. common stock that may be granted to employees and directors of the Company. Grants of common stock may be in the form of stock options, restricted stock, stock appreciation rights and performance awards. The Compensation Committee of the Board of Directors has exclusive responsibility and authority over the Plan. A copy of the Plan was filed as Appendix A to the Company’s 2006 Notice of Annual Meeting and Proxy Statement.
     Except the preceding notice of the 2006 Long-Term Incentive Plan, for which notice is alternately permitted in this, the next Form 10-Q, the Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
10.1 —    2006 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Carriage’s 2006 Definitive Proxy Statement (DEF 14A) filed with the Commission on April 18, 2006) (Commission file number 001-11961)
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

CARRIAGE SERVICES, INC.

August 9, 2006	/s/ Joseph Saporito

Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

10.1	2006 Long-Term Incentive Plan. (Incorporated by reference to Appendix A to Carriage’s 2006 Definitive Proxy Statement (DEF 14A) filed with the Commission on April 18, 2006) (Commission file number 001-11961)

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350