Form 10-Q
period 2006-09-30
CARRIAGE SERVICES INC
filed 2006-11-09
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-Accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2006 was 18,575,678.

CARRIAGE SERVICES, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006 (unaudited)	3

Consolidated Unaudited Statements of Operations for the Three Months ended September 30, 2005 and 2006 and Nine Months ended September 30, 2005 and 2006	4

Consolidated Unaudited Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2006	5

Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

Certifications
Computation of Per Share Earnings
Certification of Periodic Financial Reports of Section 302
Certification of Periodic Financial Reports of Section 302
Certification of Periodic Financial Reports of Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2005	2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,949	$4,717
Short term investments	16,908	24,193
Accounts receivable — trade, net of allowance for doubtful accounts of $937 in 2005 and $1,012 in 2006	13,412	12,496
Inventories and other current assets	12,883	12,710

Total current assets	51,152	54,116

Restricted cash	—	5,455
Preneed assets	135,826	130,983
Property, plant and equipment, at cost, net of accumulated depreciation of $45,694 in 2005 and $46,974 in 2006	105,435	103,116
Cemetery property	62,905	56,494
Goodwill	157,358	151,269
Deferred charges and other non-current assets	25,608	24,911
Cemetery perpetual care trust investments	32,356	30,726

Total assets	$570,640	$557,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$2,074	$1,550
Accounts payable and accrued liabilities	22,163	18,697

Total current liabilities	24,237	20,247
Senior long-term debt, net of current portion	134,572	134,418
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,775	4,741
Deferred revenue	183,820	178,072

Total liabilities	441,154	431,228

Commitments and contingencies

Non-controlling interests in perpetual care trust investments	33,112	30,269
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized;18,458,000 and 18,557,000 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	185	186
Additional paid-in capital	190,502	191,260
Accumulated deficit	(92,921)	(95,095)
Deferred compensation	(1,392)	(778)

Total stockholders’ equity	96,374	95,573

Total liabilities and stockholders’ equity	$570,640	$557,070

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006
Revenues
Funeral	$25,988	$27,285	$84,949	$87,395
Cemetery	9,563	8,215	28,715	27,451

	35,551	35,500	113,664	114,846

Costs and expenses
Funeral	20,025	21,400	62,232	65,267
Cemetery	7,763	8,469	23,217	24,974

	27,788	29,869	85,449	90,241
Gross profit	7,763	5,631	28,215	24,605
General and administrative expenses	3,141	2,751	8,920	8,143

Operating income	4,622	2,880	19,295	16,462
Interest expense	(4,649)	(4,614)	(13,961)	(13,885)
Additional interest and other costs of senior debt refinancing	—	—	(6,933)	—
Interest income and other	140	911	(249)	1,474

Total interest expense and other	(4,509)	(3,703)	(21,143)	(12,411)

Income (loss) from continuing operations before income taxes	113	(823)	(1,848)	4,051
(Provision) benefit for income taxes	(41)	309	701	(1,520)

Income (loss) from continuing operations	72	(514)	(1,147)	2,531

Income (loss) from discontinued operations, net of tax	598	(51)	1,245	(4,128)
Cumulative effect of change in accounting method, net of tax benefit	—	—	(22,756)	—

Net income (loss)	$670	$(565)	$(22,658)	$(1,597)

Basic earnings (loss) per common share
Continuing operations	$—	$(0.03)	$(0.06)	$0.14
Discontinued operations	0.04	—	0.07	(0.22)
Cumulative effect of change in accounting method	—	—	(1.25)	—

Net income (loss)	$0.04	$(0.03)	$(1.24)	$(0.08)

Diluted earnings (loss) per common share
Continuing operations	$—	$(0.03)	$(0.06)	$0.13
Discontinued operations	0.04	—	0.07	(0.22)
Cumulative effect of change in accounting method	—	—	(1.25)	—

Net income (loss)	$0.04	$(0.03)	$(1.24)	$(0.09)

Weighted average number of common and common equivalent shares outstanding:
Basic	18,426	18,563	18,294	18,531

Diluted	18,938	18,563	18,294	18,896

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS.
(unaudited and in thousands)

	For the nine months
	ended September 30,
	2005	2006
	(Revised, Note 1)
Cash flows from operating activities:
Net loss	$(22,658)	$(1,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(1,245)	4,128
Cumulative effect of the change in accounting method	22,756	—
Depreciation and amortization	7,202	6,577
Loan cost amortization	576	536
Provision for losses on accounts receivable	2,059	3,143
Net (Gain) loss on sale of business assets	580	(341)
Stock-based compensation	512	650
Loss on early extinguishment of debt	978	—
Deferred income taxes (benefit)	(701)	1,520
Changes in assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(1,905)	860
Inventories and other current assets	(1,770)	(156)
Deferred charges and other	(806)	—
Preneed trust investments	(3,327)	(4,112)
Income tax payments, net	(270)	(249)
Accounts payable and accrued liabilities	(5,360)	(3,265)
Deferred preneed revenue	4,417	1,626
Deferred interest on convertible junior subordinated debenture	(10,345)	—

Net cash provided by (used in) operating activities of continuing operations	(9,307)	9,320
Net cash provided by operating activities of discontinued operations	6	435

Net cash provided by (used in) operating activities	(9,301)	9,755

Cash flows from investing activities:
Acquisitions	(1,285)	(1,071)
Net proceeds from sales of assets	223	680
Purchase of short term investments	(20,851)	(45,927)
Maturities of short term investments	11,872	38,643
Sales proceeds deposited into restricted accounts	—	(5,455)
Capital expenditures	(5,582)	(4,983)

Net cash used in investing activities of continuing operations	(15,623)	(18,113)
Net cash provided by investing activities of discontinued operations	1,533	6,437

Net cash used in investing activities	(14,090)	(11,676)

Cash flows from financing activities:
Net payments on bank line of credit	(25,600)	—
Payments on senior long-term debt and obligations under capital leases	(72,203)	(1,801)
Proceeds from the issuance of debt	—	922
Proceeds from the issuance of senior notes	130,000	—
Payment of financing costs	(4,175)	—
Proceeds from the exercise of stock options and employee stock purchase plan	827	429
Tax benefit from stock-based compensation	—	61

Net cash provided by (used in) financing activities of continuing operations	28,849	(389)
Net cash used in financing activities of discontinued operations	(71)	(922)

Net cash provided by (used in) financing activities	28,778	(1,311)

Net increase (decrease) in cash and cash equivalents	5,387	(3,232)
Cash and cash equivalents at beginning of period	1,948	7,949

Cash and cash equivalents at end of period	$7,335	$4,717

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of September 30, 2006, the Company owned and operated 131 funeral homes in 27 states and 28 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Consolidated Statements of Cash Flows
     We have revised the Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 consistent with September 30, 2006 to reconcile net cash provided by (used in) operating activities from net loss instead of net loss from continuing operations.
     (d) Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2005 and 2006 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction therewith. Certain amounts in the consolidated financial statements for the period ended in 2005 in this report have been reclassified to conform to current year presentation.
     (e) Cash Equivalents
     The Company considers all investments purchased with an original maturity of three months or less at the time of purchase to be cash equivalents.
     (f) Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     The fair value of the stock option awards and the ESPP awards are determined using the Black-Scholes valuation model, which is consistent with the valuation methods previously utilized for the awards in the footnote disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company recorded pretax stock-based compensation expense for the stock options and the ESPP totaling $198,000 for the first nine months of 2006. Had SFAS 123R been effective for the first nine months of 2005, the Company would have recorded additional pretax stock-based compensation totaling $234,000.

     The application of SFAS 123R has the following effect on the three and nine months ended September 30, 2006 and 2005, respectively (in thousands).

	Three months ended
	September 30, 2006
			Results under
	As Reported	Effect of Change	Prior Method
Loss from continuing operations before income taxes	$(823)	$45	$(778)
Net loss available to common stockholders	(565)	28	(537)

Net loss per share available to common stockholders:
Basic	$(0.03)	$—	$(0.03)
Diluted	(0.03)	—	(0.03)

	Nine months ended
	September 30, 2006
			Results under
	As Reported	Effect of Change	Prior Method
Income from continuing operations before income taxes	$4,051	$198	$3,853
Net loss available to common stockholders	(1,597)	124	(1,473)

Net loss per share available to common stockholders:
Basic	$(0.08)	$—	$(0.08)
Diluted	(0.09)	0.01	(0.08)

	Three months ended
	September 30, 2005
	As Reported	Effect of Change	Pro Forma
Income from continuing operations before income taxes	$113	$(78)	$35
Net income available to common stockholders	670	(49)	621

Net income per share available to common stockholders:
Basic	$0.04	$—	$0.04
Diluted	0.04	—	0.04

	Nine months ended
	September 30, 2005
	As Reported	Effect of Change	Pro Forma
Loss from continuing operations before income taxes	$(1,848)	$(234)	$(2,082)
Net loss available to common stockholders	(22,658)	(146)	(22,804)

Net loss per share available to common stockholders:
Basic	$(1.24)	$(0.01)	$(1.25)
Diluted	(1.24)	(0.01)	(1.25)

     The following summary reflects stock option activity and related information for the nine months ending September 30, 2006.

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)		(in thousands)
Outstanding at December 31, 2005	1,365	$3.39
Granted	24	$4.81
Exercised	(75)	$2.76
Cancelled and expired	(23)	$7.22

Outstanding at September 30, 2006	1,291	$3.39	$2,347

Exercisable at September 30, 2006	1,246	$3.35	$2,332

     The total intrinsic value of options exercised was $150,000 during the first nine months of 2006 and $491,000 during the first nine months of 2005. As of September 30, 2006, there was $81,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately one year.
     The following summary provides additional information about stock options that are outstanding and exercisable at September 30, 2006 (shares in thousands).

Options Outstanding				Options Exercisable
Actual Range		Weighted-			Weighted-
of Exercise		Average			Average
Prices	Number	Remaining	Weighted-	Number	Remaining	Weighted-
150%	Outstanding	Contractual	Average	Exercisable at	Contractual	Average
increment	at 9/30/06	Life	Exercise Price	9/30/06	Life	Exercise Price
$1.19- 1.56	633	4.2	$1.49	633	4.2	$1.49
$2.06- 3.09	152	3.8	$2.89	152	3.8	$2.89
$3.12- 4.66	145	6.6	$4.20	105	6.5	$4.15
$4.77- 6.19	307	6.0	$5.02	302	6.0	$5.00
$13.25- 19.88	48	2.0	$15.06	48	2.0	$15.06
$21.00- 27.50	6	0.6	$21.19	6	0.6	$21.19

$1.19- 27.50	1,291	4.8	$3.39	1,246	4.7	$3.35
     The Company granted stock options covering 24,000 shares to the non-officer directors during 2006 and during 2005. The fair value of the options granted in 2006 totaled $59,000. No additional options were granted in 2005 or the first nine months of 2006. The fair values of stock options granted in 2005 and 2006 and the ESPP granted at the beginning of 2005 and 2006 were estimated using the following assumptions:

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
3. 2005 CHANGE IN ACCOUNTING FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for deferred obtaining costs, which are preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement. The Company believes it is preferable to expense the current obligation for the commissions and other costs rather than defer these costs. The Company applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the three and nine month periods ended September 30, 2005 are reported on the basis of our changed method.
     As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.25 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet.
4. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     On July 25, 2006, Carriage Services, Inc. completed the sale of a funeral home business and a combination funeral home and cemetery business in the state of Indiana. The Company received net proceeds of $6.5 million as follows: (i) the sum of $7.5 million in cash less (ii) the issuance of a note payable to the buyer in the amount of $1.0 million. In accordance with the bank credit facility, approximately $5.5 million of the net cash proceeds are pledged and restricted for use only for acquisitions or capital expenditures. The carrying value of the assets of these businesses was reduced to management’s estimate of fair value less estimated costs to sell by recording impairment charges totaling $5.4 million during the first six months of 2006, a substantial portion of which related to specifically identified goodwill.
     During September 2006, the Company ceased operations at a funeral home business when the lease on the property expired. The carrying value of the assets of this business was reduced to management’s estimate of fair value less estimated costs to sell by recording impairment charges totaling $0.9 million during the second quarter of 2006. The preneed contracts and other business assets were transferred to another company-owned funeral home in the area. No business was held for sale at September 30, 2006.
          The operating results of businesses discontinued during the periods presented, as well as impairments and gains or losses on the disposal, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. Likewise, the operating results, impairment charges and gains or losses from businesses sold in the prior year have been similarly reported for comparability. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006
Revenues	$940	$210	$3,377	$1,949

Operating income	$112	$30	$681	$355
Gain (losses) on sale and (impairments)	836	(111)	1,303	(6,443)
(Provision) benefit for income taxes	(350)	30	(739)	1,960

Income (loss) from discontinued operations	$598	$(51)	$1,245	$(4,128)

     During January 2005, the Company closed on the sale of a funeral home business. The sale transaction generated net cash proceeds totaling $0.5 million and a gain of approximately $0.3 million. During May 2005, the Company ceased operations at a funeral home business when the lease on the property expired. The preneed contracts and other business assets were transferred to another company-owned funeral home in the area. During July 2005, the Company closed on the sale of a cemetery business. The sale transaction generated net cash proceeds totaling $1.1 million and a gain of approximately $0.8 million.
5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months but less than a year at the time of purchase. Short term investments at September 30, 2006 consisted of commercial paper with maturity dates that range from October 2006 to February 2007 at rates ranging from 4.96% to 5.25% per annum. Market values approximates cost.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
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

The following table presents changes in goodwill for the nine months ended September 30, 2006 (in thousands):

December 31,
2005
Goodwill at December 31, 2005	$157,358
Divestitures	(6,174)
Acquisitions	85

Goodwill at September 30, 2006	$151,269

7. PRENEED ASSETS
Preneed assets consist of the following:

	December 31,	September 30,
	2005	2006
Cemetery preneed receivables and trust investments	$67,995	$65,974
Funeral preneed receivables and trust investments	50,420	48,182
Receivable from funeral trusts	17,411	16,827

	$135,826	$130,983

Cemetery preneed receivables and trust investments
     Cemetery preneed receivables and trust investments, net of allowance for cancellations, represent trust fund assets and customer receivables (net of unearned finance charges) for contracts sold in advance of when the merchandise or services are needed. The components of Cemetery preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and September 30, 2006 are as follows (in thousands):

	December 31,	September 30,
	2005	2006
Trust investments	$54,768	$53,868
Receivables from customers	17,304	16,554
Unearned finance charges	(3,143)	(3,157)
Allowance for doubtful accounts	(934)	(1,291)

Cemetery preneed receivables and trust investments	$67,995	$65,974

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
The cost and market values associated with cemetery preneed trust investments at September 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at September 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains decreased $0.1 million for the nine months ended September 30, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$2,866	$—	$—	$2,866
Fixed income securities:
U.S. Agency obligations	5,432	3	(57)	5,378
State obligations	14,663	159	(201)	14,621
Corporate	3,048	19	(20)	3,047
Other	6	—	—	6

Common stock	10,235	961	(188)	11,008
Mutual funds:
Equity	11,221	671	(107)	11,785
Fixed income	4,845	83	(16)	4,912

	$52,316	$1,896	$(589)	$53,623

Accrued investment income	$245			$245

Trust investments				$53,868

Market value as a percentage of cost				103.0%

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
     The components of Funeral preneed receivables and trust investments in the consolidated balance sheet at December 31, 2005 and September 30, 2006 are as follows (in thousands):

	December 31,	September 30,
	2005	2006
Trust investments	$47,678	$45,215
Receivables from customers	8,709	8,752
Allowance for contract cancellations	(5,967)	(5,785)

Funeral preneed receivables and trust investments	$50,420	$48,182

     The cost and market values associated with funeral preneed trust investments at September 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments at September 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains increased $0.2 million for the nine months ended September 30, 2006, respectively.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$24,253	$—	$—	$24,253
Fixed income securities:
U.S. Treasury	369	—	(11)	358
State obligations	1,680	50	—	1,730
Corporate	2,134	18	(30)	2,122
Obligations and guarantees of U.S. government agencies	1,179	1	(36)	1,144

Common stock	1,911	356	(43)	2,224
Mutual funds:
Equity	10,119	722	(16)	10,825
Fixed income	2,595	13	(49)	2,559

Trust investments	$44,240	$1,160	$(185)	$45,215

Market value as a percentage of cost				102.2%

     Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust.
Receivable from Funeral Trusts
     The receivable from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.

Trust Investment Security Transactions
     Investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006
Investment income	$1,698	$1,049	$2,824	$3,408
Realized gains	390	484	2,023	3,586
Realized losses	(35)	(285)	(484)	(1,506)
Expenses	(154)	(267)	(430)	(1,101)
Increase in non-controlling interests in trust investments	(1,899)	(981)	(3,933)	(4,387)

	$—	$—	$—	$—

8. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance which are not included in the Company’s consolidated balance sheet totaled $164 million at September 30, 2006.
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments September 30, 2006 are primarily related to changes in market interest rates and equity values and are temporary in nature. Net unrealized gains increased $0.2 million for the nine months ended September 30, 2006.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,641	$—	$—	$1,641
Fixed income securities:
U.S. Treasury	499	4	(3)	500
U.S. Agency obligation	5,927	6	(63)	5,870
State obligations	609	17	—	626
Corporate	1,049	22	(2)	1,069
Other	370	—	(11)	359
Common stock	9,160	1,073	(152)	10,081
Mutual funds:
Equity	5,625	472	(93)	6,004
Fixed income	4,405	111	(13)	4,503

	$29,285	$1,705	$(337)	$30,653

Accrued investment income	$73			73

Trust investments				$30,726

Market value as a percentage of cost				104.9%

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts for which the Company is only entitled to receive the income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2005 and September 30, 2006 are as follows:

	December 31,	September 30,
	2005	2006
Trust assets, at market value	$32,356	$30,726
Pending withdrawals of income	(719)	(517)
Debt due to a perpetual care trust	1,092	—
Pending deposits	383	60

Non-controlling interests	$33,112	$30,269

10. DEFERRED REVENUE
The components of deferred revenue in the consolidated balance sheets at December 31, 2005 and September 30, 2006 are as follows:

	December 31,	September 30,
	2005	2006
Deferred cemetery contracts revenue	$51,928	$49,521
Deferred preneed funeral contracts revenue	29,446	29,468
Non-controlling interests in funeral and cemetery trust investments	102,446	99,083

	$183,820	$178,072

     Non-controlling interests in funeral and cemetery preneed trusts represent deferred revenue related to assets held in the preneed trusts. The Company will recognize the revenue at the time the service is performed and merchandise is delivered. The components of Non-controlling interests in funeral and cemetery preneed trusts as of September 30, 2006 are as follows:

	September 30, 2006
	Preneed	Preneed	Total
	Funeral	Cemetery	Preneed
Trust assets, at market value	$45,215	$53,868	$99,083

Non-controlling interests	$45,215	$53,868	$99,083

11. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pretax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2006	$87,395	$27,451	$—	$114,846
Nine months ended September 30, 2005	$84,949	$28,715	$—	$113,664

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2006	$22,166	$2,404	$(20,519)	$4,051
Nine months ended September 30, 2005	$22,136	$4,841	$(28,825)	$(1,848)

Total assets:
September 30, 2006	$311,474	$178,063	$67,533	$557,070
December 31, 2005	$322,497	$189,684	$58,459	$570,640

12. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2006	2005	2006
Revenues
Goods
Funeral	$11,281	$11,797	$37,039	$37,696
Cemetery	6,940	5,618	20,479	19,030

Total goods	$18,221	$17,415	$57,518	$56,726

Services
Funeral	$14,707	$15,488	$47,910	$49,699
Cemetery	2,623	2,597	8,236	8,421

Total services	$17,330	$18,085	$56,146	$58,120

Total revenues	$35,551	$35,500	$113,664	$114,846

Cost of revenues
Goods
Funeral	$10,834	$11,572	$34,208	$35,711
Cemetery	5,604	6,090	16,465	18,221

Total goods	$16,438	$17,662	$50,673	$53,932

Services
Funeral	$9,191	$9,828	$28,024	$29,556
Cemetery	2,159	2,379	6,752	6,753

Total services	$11,350	$12,207	$34,776	$36,309

Total cost of revenues	$27,788	$29,869	$85,449	$90,241

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended
	September 30,
	2005	2006
Cash paid for interest and financing costs	$31,226	$16,163

Cash paid for income taxes (state)	$270	$249

Restricted common stock issued to officers	$1,337	$—

Restricted cash investing and financing activities:
Proceeds from the sale of securities of the funeral and cemetery trusts	$30,539	$45,671

Purchases of available for sale securities of the funeral and cemetery trusts	$38,713	$38,028

Net deposits (withdrawals) in trust accounts increasing noncontrolling interests	$7,675	$1,622

14. DEBT
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
     Carriage, the parent entity, has no independent assets or operations. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds the debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the Senior Notes. Additionally, the Company does not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Senior Notes.
     In connection with the senior debt refinancing, the Company made a required “make whole” payment of $6.0 million in the form of additional interest and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share) during the first quarter of 2005. In connection with the new senior secured revolving credit facility, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs during the second quarter of 2005. These charges are included in the Consolidated Statement of Operations as additional interest and other costs of senior debt refinancing during nine months ended September 30, 2005.

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
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of September 30, 2006, we operated 131 funeral homes in 27 states and 28 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
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
     We implemented several significant long-term initiatives in our funeral operations at the beginning of 2004 designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best funeral operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets for the funeral homes. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful funeral operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each funeral business. To date, the “Being the Best” operating model and standards have not provided overall improvement in profitability. In certain businesses we have determined that the business managers do not possess the characteristics to succeed in this type of culture, and we are actively recruiting new managers who do. We have also determined that this model is most effective in larger businesses. Being the best is not something that occurs easily and quickly, but execution of the model should result in improving performance in 2007 and beyond.
     The cemetery operating results are affected by the size and success of our sales organization because approximately 60% of our cemetery revenues for the nine months ended September 30, 2006 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affects the amount of cemetery revenues. Approximately 11% of our cemetery revenues for the nine months ended September 30, 2006 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Financial Highlights
     Net loss from continuing operations for the three months ending September 30, 2006 totaled $0.5 million, equal to $(0.03) per diluted share as compared to net income from continuing operations of $0.1 million for the third quarter of 2005. The third quarter is typically our weakest quarter for seasonal reasons. As discussed in the Cemetery Segment, the underperformance was related primarily to lower revenues and higher operating costs at our largest cementery in California.
     Net income from continuing operations for the first nine months of 2006 totaled $2.5 million, equal to $0.13 per diluted share as compared to a net loss from continuing operations of $1.1 million for the first nine months of 2005, or $(0.06) per diluted share. The variance between the two periods was primarily due to a make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of the previously outstanding senior debt. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. The make-whole payment resulted in additional pre-tax interest of $6.0 million, along with a charge in the amount of $0.9 million to write off the related unamortized loan costs, in total equal to $0.24 per diluted share. During the second quarter of 2005 the Company incurred a loss on the sale of undeveloped land and costs in connection with refinancing the bank credit facility, which together totaled $0.8 million, equal to $0.03 per diluted share. During the third quarter of 2006 the Company recorded a gain on the sale of property of $0.5 million, equal to $0.02 per diluted share. Additionally, the Company recorded charges of approximately $0.9 million for environmental remediation and severance. Excluding the effect of these items, diluted earnings per share from continuing operations for the nine months ending September 30, 2005 equaled $0.21 compared to $0.15 for the nine months ended September 30, 2006.
     There are two areas that management is focusing its efforts to improve results: (1) The Central Region funeral operations which suffered a year over year decline in pretax profitability of $1.6 million, and (2) a cemetery in California, whose pretax earnings have declined by $2.1 million. The decline in profitability in these two areas is equivalent to $0.12 per diluted share for the nine month period. We recently made changes in leadership over each of these areas to focus on the issues affecting profits, such as local sales management, receivable collections and marketshare losses.
     Loss from discontinued operations for the nine months ending September 30, 2006 totaled $4.1 million, equal to $(0.22) per diluted share. On July 25, 2006, the Company completed the sales of a funeral home business and a combination funeral home and cemetery business in the state of Indiana. We recorded pre-tax impairment charges in 2006 of approximately $5.4 million to write down the current book value to the estimated net proceeds. During September 2006, the Company ceased operations at a funeral home business when the lease on the property expired. The carrying value of the assets of this business was reduced to management’s estimate of the realizable value by recording impairment charges totaling $0.9 million during the second quarter of 2006. The preneed contracts and other business assets were transferred to another company-owned funeral home in the area. Income from discontinued operations for the nine months ending September 30, 2005 totaled $1.2 million, equal to $0.07 per share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter of 2005.
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
     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with U.S. generally accepted accounting principles excluding certain year end adjustments because of the interim nature of the consolidated financial statements. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2005. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     The Company applied this change in accounting method effective January 1, 2005. As of January 1, 2005, the Company recorded a cumulative effect of change in accounting method of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.25 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet at the end of 2004. The Company’s results of operations are reported on the basis of our changed method for all periods presented.
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
Impairment and Disposal of Long-Lived Assets
     Except as noted for Goodwill, the Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less estimated cost to sell. The revenues and expenses, as well as gains, losses and impairments, from those assets are reported in the discontinued operations section of the Consolidated Statement of Operations for all periods presented.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2005 and 2006. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.”
Funeral Home Segment. The following table sets forth certain information regarding the revenue and gross profit of the Company from the funeral home operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2006.
Three months ended September 30, 2005 compared to three months ended September 30, 2006 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2005	2006	Amount	Percent
Total same-store revenue	$25,330	$26,378	$1,048	4.1%
Acquired and closed	45	271	226	*
Preneed insurance commissions revenue	613	636	23	3.8%

Revenues from continuing operations	$25,988	$27,285	$1,297	5.0%

Revenues from discontinued operations	$614	$94	$(520)	*

Total same-store gross profit	$5,401	$5,219	$(182)	(3.4%)
Acquired and closed	(51)	30	81	*
Preneed insurance commissions revenue	613	636	23	3.8%

Gross profit from continuing operations	$5,963	$5,885	$(78)	(1.3%)

Gross profit from discontinued operations	$126	$(31)	$(157)	*

*	not meaningful

Nine months ended September 30, 2005 compared to nine months ended September 30, 2006 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2005	2006	Amount	Percent
Total same-store revenue	$83,118	$84,758	$1,640	2.0%
Acquired and closed	177	818	641	*
Preneed insurance commissions revenue	1,654	1,819	165	10.0%

Revenues from continuing operations	$84,949	$87,395	$2,446	2.9%

Revenues from discontinued operations	$1,927	$1,171	$(756)	*

Total same-store gross profit	$21,162	$20,123	$(1,039)	(4.9%)
Acquired and closed	(99)	186	285	*
Preneed insurance commissions revenue	1,654	1,819	165	10.0%

Gross profit from continuing operations	$22,717	$22,128	$(589)	(2.6%)

Gross profit from discontinued operations	$416	$234	$(182)	*

*	not meaningful
     Funeral same-store revenues for the three months ended September 30, 2006 increased $1.0 million, or 4.1 percent, when compared to the three months ended September 30, 2005 as we experienced a decrease of 1.5 percent in the number of contracts and an increase of 5.7 percent to $5,136 in the average revenue per contract for those existing operations. Performance was strong in the Eastern Region, where the number of contracts increased 6.2 percent and the contract average increased 4.9 percent. The Western Region experienced a 7.0 percent decrease in the number of contracts, while the contract average increased 6.7 percent. The Central Region suffered a slight decline of 1.2 percent in the number of contracts and an increase of 2.8 percent in the contract average. Cremation services represented 34.9 percent of the number of funeral services during the third quarter of 2006, an increase from 1.6 percent in the third quarter of 2005. The average revenue for burial contracts increased 6.0 percent to $7,103, and the average revenue for cremation contracts increased 8.1 percent to $2,574. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues.
     Total funeral same-store gross profit for the three months ended September 30, 2006 decreased $0.2 million from the comparable three months of 2005, and as a percentage of funeral same-store revenue, declined from 21.3 percent to 19.8 percent primarily because of increases in funeral operating expenses and adjustments to incentive compensation.
     Funeral same-store revenues for the nine months ended September 30, 2006 increased 2.0 percent when compared to the nine months ended September 30, 2005, as we experienced a decrease of 2.0 percent in the number of contracts and an increase of 4.0 percent to $5,152 in the average revenue per contract for those existing operations. Cremation services represented 34.1 percent of the number of funeral services during the nine months ended September 30, 2006 compared to 32.8 percent for the nine months ended September 30, 2005. The average revenue for burial contracts increased 3.8 percent to $7,024, while the average revenue for cremation contracts increased 8.2 percent to $2,631.
     Total funeral same-store gross profit for the nine months ended September 30, 2006 decreased $1.0 million from the comparable nine months of 2005, and as a percentage of funeral same-store revenue, decreased from 25.5 percent to 23.7 percent. The decline for the nine month period was primarily due to the underperformance of the Central Region where pretax earnings were $1.6 million lower, equal to $0.05 per diluted share.
Cemetery Segment. The following table sets forth certain information regarding the revenue and gross profit of the Company from the cemetery operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2006:
Three months ended September 30, 2005 compared to the three months ended September 30, 2006 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2005	2006	Amount	Percent
Revenues from continuing operations	$9,563	$8,215	$(1,348)	(14.1%)

Revenues from discontinued operations	$326	$116	$(210)	*

Gross profit (loss) from continuing operations	$1,800	$(254)	$(2,054)	(114.1%)

Gross profit (loss) from discontinued operations	$(14)	$61	$75	*

*	not meaningful

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2006 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2005	2006	Amount	Percent
Revenues from continuing operations	$28,715	$27,451	$(1,264)	(4.4%)

Revenues from discontinued operations	$1,450	$778	$(672)	*

Gross profit from continuing operations	$5,498	$2,477	$(3,021)	(54.9%)

Gross profit from discontinued operations	$265	$121	$(144)	*

*	not meaningful
     Cemetery revenues from continuing operations for the three months ended September 30, 2006 decreased $1.3 million, or 14.1 percent compared to the three months ended September 30, 2005, of which $0.5 million related to a mausoleum completion in the third quarter of last year. Atneed revenues and the related gross profit were comparable at approximately $3.1 million and $2.4 million, respectively. Preneed property revenues decreased $0.7 million primarily as a function of a 10 percent decrease in the number of interment rights sold at an average of $1,912 per site, which is 1.3 percent less than the same period in the prior year. Substantially all of the decrease in sales of interments occurred at our largest cemetery in California. Revenue from the delivery of preneed merchandise and services declined $0.4 million in comparing the two periods. Financial revenues (trust earnings and finance charges on installment contracts) increased $0.1 million on the strength of higher trust earnings.
     Cemetery gross profit from continuing operations for the three months ended September 30, 2006 decreased $2.1 million from the comparable three months of 2005 and as a percentage of revenues decreased from 18.8 percent to (0.3) percent, the majority of which is due to a decline of $1.2 million, or $0.04 per diluted share, at the largest California cemetery. The Company determined, in the third quarter that landscaping and development performed at this cemetery prior to Carriage’s ownership created an environmental watershed issue which will cost $0.7 million to remediate. These costs are recorded as expenses for the quarter. Additionally, the Company reorganized the leadership over the cemetery operations during the third quarter that resulted in severance costs of $0.2 million.
     Cemetery revenues from continuing operations for the nine months ended September 30, 2006 decreased $1.3 million or 4.4 percent compared to the nine months ended September 30, 2005 for the reasons discussed above for the third quarter. The average value of interment rights sold during the first nine months increased 3.2 percent to $2,047 while the number of interment rights sold declined 10.7 percent. Financial revenues (trust earnings and finance charges on installment contracts) totaled approximately $2.8 million; a $0.2 million decline from the same period in the prior year, primarily the result of lower gains recognized on trust fund investments during the first half of the year.
     Cemetery gross profit from continuing operations for the nine months ended September 30, 2006 decreased $3.0 million from the comparable nine months of 2005, and as a percentage of revenues decreased from 19.2 percent to 9.0 percent primarily due to the $2.1 million decline in profitability of the California cemetery referred to above. That particular cemetery experienced a decline of $1.4 million in preneed property sales, an increase in bad debts of $0.2 million and a decline of $0.4 million in atneed revenues. We have made changes in the leadership of that business to focus on correcting these sales and operational issues.
Other. General and administrative expenses, for the three and nine months ended September 30, 2006 decreased $0.4 and $0.8 million or approximately 12.4 and 8.7 percent, respectively, as compared to the same periods of 2005 primarily because the 2005 period included higher professional fees related to our compliance with the internal control reporting requirements of Sarbanes-Oxley and the development of a new cemetery information system. 2006 is the first period in which the Company recognized compensation expense related to its stock options and employee stock purchase plan under a new accounting standard. See Note 2 to the Consolidated Financial Statement. Stock-based compensation totaling $45,000 and $198,000 is included in general and administrative expenses for the three and nine months period ended September 30, 2006, respectively.
     Other income for the nine months ended September 30, 2006 includes a gain on the sale of excess real estate and interest income on the short-term investments.
     Income Taxes
     The Company recorded income taxes on earnings from continuing operations at the effective rate of 37.5 percent during 2006. For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $21.6 million available at September 30, 2006 to offset future Federal taxable income, which expire between 2021and 2025 if not utilized. Carriage also has approximately $80 million of state net operating loss carryforwards that will expire between 2006 and 2025, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     Cash (including restricted cash) and short-term investments totaled $34.4 million at September 30, 2006, representing an increase of $9.5 million from December 31, 2005. For the nine months ended September 30, 2006, cash provided by operating activities was $9.8 million as compared to cash used of $9.3 million for the nine months ended September 30, 2005. The $19.1 million improvement is primarily because the 2005 period included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million. Year to date, capital expenditures total $5.0 million compared to $5.6 million in the prior year. For the year 2006 the capital expenditures are expected to total approximately $6.5 million.
     In connection with the sale of a funeral home business and a combination funeral home and cemetery business during the third quarter of 2006, and in accordance with the bank credit facility, approximately $5.5 million of the net cash proceeds are pledged and restricted for use only for acquisitions or capital expenditures. The Company expects to use the restricted cash for those purposes in 2007.
     The Company’s senior debt at September 30, 2006 totaled $140.7 million and consisted of $130.0 million in senior notes, described below, and $10.7 million in acquisition indebtedness and capital lease obligations.
     In April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the new credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points. The revolving line of credit is currently undrawn.
     In January 2005, the Company issued $130 million of 7.875% senior notes at par, due in 2015. The proceeds from these notes were used to refinance all then outstanding senior debt, including payments for accrued interest and make-whole payment, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. The refinancing improved the Company’s liquidity because debt totaling approximately $96 million due in 2006 and 2008 was replaced by debt maturing in 2015.
     The aggregate principal amount of the Company’s convertible junior subordinated debenture is $93.75 million, is payable to the Company’s affiliate trust, Carriage Services Capital Trust, bears interest at 7% and matures in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES). The rights of the debenture are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company has exercised the deferral provision once when it began deferring interest payments beginning with the September 1, 2003 payment. In the first quarter of 2005, the Company paid $10.3 million to bring the cumulative deferred distributions on the TIDES current. The Company expects to continue paying the distributions as due.
     The Company intends to use its cash and short-term investments, cash flow provided by operations (which is expected to total $9 to $10 million in 2006) and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
SEASONALITY
     The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
     Inflation has not had a significant impact on the results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Issuance of Unregistered Securities
     Carriage has a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. Prior to May 2006, the shares issued to directors in lieu of payment in cash were unregistered. In connection with our Annual Meeting of Stockholders in May 2006, the stockholders approved our 2006 Long Term Incentive Plan and the Company registered the shares available for future issue for this compensation policy and other corporate purposes. The Company issued 1,667 unregistered shares of common stock to directors in lieu of payment in cash for their fees for the third quarter of 2005, the value of which was charged to operations. The Company issued 6,800 and 3,003 unregistered shares of common stock to directors in lieu of payment in cash for their fees for the nine months ended September 30, 2005 and 2006, respectively, the value of which was charged to operations. No underwriter was used in connection with these issuances. Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

November 9, 2006	/s/ Joseph Saporito

Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and
Secretary (Authorized Officer and Principal Financial
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