Form 10-K
period 2006-12-31
CARRIAGE SERVICES INC
filed 2007-03-09
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2006

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☐ Accelerated filer ☑ Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $77.6 million based on the closing price of $4.59 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share outstanding as of February 28, 2007 was 18,718,490.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2007 annual meeting of stockholders are incorporated in Part III of this Report.

CAUTIONARY NOTE
     This annual report contains forward-looking statements of our management regarding factors that we believe may affect our performance in the future. Such statements typically are identified by terms expressing our future expectations or projections of revenues, earnings, earnings per share, cash flow, market share, capital expenditures, effects of operating and acquisition initiatives, gross profit margin, debt levels, interest costs, tax benefits and other financial items. All forward-looking statements, although made in good faith, are based on assumptions about future events and are therefore inherently uncertain, and actual results may differ materially from those expected or projected. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Forward-Looking Statements” in Item 7. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2006, we operated 131 funeral homes in 27 states and 28 cemeteries in 11 states. We primarily serve suburban markets and believe we are a market leader (first or second) in most of those markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are divided into two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business that provides interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the success of our sales organization because approximately 40% of our cemetery revenues during the year ended December 31, 2006 was generated from preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of such preneed sales. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 13% of our cemetery revenues during the year ended December 31, 2006 was attributable to investment earnings on trust funds and finance charges on installment contracts.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. Our Standards Operating Model, called “Being the Best,” was implemented at the beginning of 2004. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The standards based model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. This model also requires our local and corporate leaders to change our focus from short-term profitability to the drivers of success that create long-term profitability and value for our shareholders. Our operating model emphasizes:
•	decentralized management of our local businesses;

•	financial and operational standards based upon drivers of success of our best businesses;

•	variable compensation that rewards our managers as if they are owners;

•	finding, developing and retaining the best people in our industry; and

•	information technology designed to support local business and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.
     Our near-term objectives for 2007 and 2008 include:
•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary;

•	executing Strategic Portfolio Optimization Model, a disciplined program that will guide our acquisition and disposition strategies.
     Our longer-term objectives over the next five years include:
•	continuous improvement and portfolio optimization driven by our Standards Operating Model;

•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustainable increasing level of earnings and cash flow

•	fully implementing the Strategic Portfolio Optimization Model to change the sustainable earning power profile of our portfolio; and

•	raising equity proceeds to enhance our capital structure and support our growth strategy if quality growth opportunities exceed our ability to self finance.
HISTORY
     Carriage Services, Inc. was incorporated in Delaware in December of 1993. Prior to 2001, Carriage grew dramatically through acquisitions of funeral homes and cemeteries. A significant amount of debt was incurred in financing these acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. During that same period we initiated a process to identify underperforming businesses and, where appropriate, sold those businesses to reduce our debt. We sold 36 funeral homes and 12 cemeteries along with 20 parcels of excess real estate. We reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004. During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. This refinancing represented a milestone. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our cash flow in our core business. We plan to use the net cash proceeds from the offering and our cash flow to grow our Company through selective acquisitions. During September 2005, we acquired a funeral business consisting of two chapels in northern Florida, the first acquisition since 2002. See also Note 24 to the Consolidated Financial Statements for acquisitions of businesses subsequent to year end.

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
Death Rates
     Death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. From 2001 to 2003, death rates deviated from this long-term trend by declining year-over-year for a three-year period, which is the first time year-over-year declines occurred since the mid-1970s. We understand that the death rate for 2005 increased 0.2 percent compared to 2004 and increased 0.3 percent from 2003 to 2004. The number of deaths per year in the United States is expected to increase from approximately 2.5 million in 2006 to 2.6 million in 2010 according to the United States Bureau of the Census. In addition, the segment of the United States population over 65 years of age is expected to increase by over 10% from approximately 36.7 million in 2005 to 40.2 million in 2010.
Cremation
     In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 17% of the U.S. burial market in 1990 and approximately 32% in 2005. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains.
Highly Fragmented Ownership
     We understand that there are approximately 22,000 funeral homes and 10,000 cemeteries in the United States and that the domestic funeral service industry generates approximately $15 billion of revenue annually. The three largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International, Stewart Enterprises and Carriage Services. We believe these three companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. During most of the 1990s, there was a trend toward independent firms consolidating with public operators. However, few acquisitions of independents by the public companies have occurred since 1999 and there have been a number of independent entrants in local markets. As a result, the industry continues to be characterized by a large number of locally-owned, independent businesses. Service Corporation International acquired what was the second largest public company in the industry, Alderwoods Group in 2006, the impact of which to the industry and future acquisition is presently unknown.
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
Deleveraging
     Until 1999, the industry experienced consolidation of independent death care businesses by a few large, primarily publicly owned death care consolidators that sought to benefit from economies of scale, improved managerial control, more effective operating strategies and greater financial resources. In recent years, these consolidators have been divesting selected properties and other assets, and using proceeds from such dispositions, together with cash flow, to accelerate debt reduction and build cash balances. We expect the level of dispositions to substantially decline.
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

BUSINESS STRATEGY
     Key elements of our overall business strategy include the following:
     Implement Operating Initiatives. During the last few years, we and the other public consolidators have been restructuring our organizations and improving our financial condition, liquidity and cash flow. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial financial operating model for our funeral homes. On January 1, 2006 we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Portfolio Optimization Model during 2006 that will guide our acquisition and disposition strategies in the future. Both models, when executed effectively, should drive longer term increases in revenue, earnings and free cash flow.
     The standards for our funeral and cemetery businesses are designed to drive longer term performance by growing market share and creating new heritage and producing consistent, modest revenue growth and a sustainable, increasing level of earnings and cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings
     Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. We believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.
     Presentation and Packaging of Services and Merchandise. We believe packaging funeral services and merchandise offers both simplicity and convenience for our client families. Well-conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families concerning matters about which they do not have much knowledge during a very stressful and emotional time. We have entered into updated arrangements with four primary casket suppliers to support our strategy and control wholesale costs. We also anticipate that our packaging strategy will result in increased revenue per cremation service over time as more families select packages that provide services and merchandise. The percentages of funeral services conducted by us in which cremation was chosen as the manner in which to dispose of remains was 33% for the year ended December 31, 2005 and 34% for the year ended December 31, 2006. For the year ended December 31, 2006, approximately 62% of the number of our total cremation services were direct cremations (where no viewing, visitation, or merchandise is involved, although a memorial service may be held) and 13% included additional services and merchandise.
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
     Renewed Corporate Development Efforts. We believe that our capital structure positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash and cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our earning power as we invest in businesses that will contribute incremental revenues, earnings and cash flow. A primary driver of our acquisition strategy will be the execution of our Strategic Portfolio Optimization Model using strategic ranking criteria to assess acquisition candidates as we optimize the sustainable earning power of our deathcare portfolio. As we execute this strategy, we will acquire larger, higher margin strategic businesses and sell smaller, lower margin non-strategic businesses. We believe we can do so without incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead.
     Ideal candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. In our quest to find ideal candidates, we have analyzed and projected key statistics in the deathcare industry and believe the following will be true by 2015:

•	The number of national deaths will begin a long-term rise as the death rate among the baby boomer generation accelerates notwithstanding a longer life expectancy.

•	The aging baby boomers will possess enormous wealth and the financial flexibility to migrate to attractive retirement and part time second career areas primarily in the southern and western states and other select markets.

•	The general population of the United States will continue to grow and migrate to attractive urban and suburban centers in the southern and western states.

•	Cremation rates will continue to increase and migrate eastward. The accelerating cremation rate will have a significant impact on the revenue base of more traditional deathcare businesses in the Central and Eastern regions of the United States and a lessor impact on the already high cremation states in the West.
     With the above considerations in mind, the Company’s vision over the next ten years is to change the profile to be heavily weighted in about 10-15 major markets that have an especially attractive demographic profile and where over time, we could acquire or build up operations in each of these markets by doing one to three thousand calls annually. We believe there are large enough markets for the Company to increase our presence in existing markets by acquisition or enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. These markets are in geographic areas that complement our existing markets, with a primary focus on suburban markets with growing populations of 100,000 or more, preferably in the Northeast and on the West Coast and firms with at least 300 calls annually (or at least $1.5 million in annual revenue). We will be applying the Standards Operating Model to qualified acquisition candidates to ensure they can be readily integrated into our portfolio.
OUR STRENGTHS
     Market Leader in Our Suburban and Rural Markets. Our operations are located in suburban and rural markets, where we primarily compete with smaller, independent operators with significantly less financial and managerial resources. Most of our suburban markets have populations of 100,000 or more. In over 70% of our funeral home markets, we believe that we are either first or second in local market share.
     Partnership Culture. Our funeral homes and cemeteries are managed by individuals, that we refer to as managing partners, with extensive death care experience, often within their local markets. Our managing partners have responsibility for day-to-day operations but are required to follow operating and financial standards. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture will be very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
     Flexible Capital Structure. In January 2005, we met our goal of reaccessing the capital markets by completing our $130 million senior debt offering. We used the net proceeds to pay off the existing senior debt that had near term maturities and accrued interest on our TIDES (described below). This transaction eliminated all near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility, which allows us to focus our efforts on improving operations and growing the Company. After completion of the offering, we have four primary components in our capital structure:
•	the $130 million senior notes which have a 2015 maturity;

•	a revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•	our convertible junior subordinated debenture payable to our affiliate trust, which has the ability to defer payments of interest, and a 2029 maturity (our TIDES); and

•	our common stock.
     Stable Cash Flow. Since 2000, we have demonstrated the ability to generate stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. We have also demonstrated an ability to manage capital expenditures to a consistent level. Free cash flow (cash flow from operations less capital expenditures) for 2006 totaled $11.8 million. We intend to use cash flow to fund a selective growth strategy. Our growth strategy is the primary way we expect to increase shareholder value, which means that we need to achieve a much higher return on invested capital during this growth cycle compared to the 90’s cycle. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio while selectively making new acquisitions.
     Strong Field-Level Operating Margins. We believe that our field-level operating margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our standards-based operating model will continue to yield positive improvement in our financial results.
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
     Proven Management Team. Our management team, headed by Company founder Mel Payne, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our successful recent efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best operating model will ensure this commitment at all levels of the organization. At mid-year 2006 we reorganized our funeral and cemetery divisions into three Regions, each headed by a Regional Partner. This change should engender more cooperation and synergy between our funeral and cemetery operations and support the goal of market-share and volume growth in our most significant markets. The three Regional Partners report to Mel Payne in the role of Chief Operating Officer.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are divided into two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
     At December 31, 2006, we operated 131 funeral homes in 27 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2006, for segment data related to funeral home operations.
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
     Funeral homes are principally a service business that provides burial and cremation services and sells related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
-	favorable demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

-	leading market share positions supported by strong local heritage and relationships;

-	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

-	controlling salary and merchandise costs; and

-	exercising pricing leverage related to our at-need business to increase average revenues per contract.

Cemetery Operations
     As of December 31, 2006, we operated 28 cemeteries in 11 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2006, for segment data related to cemetery operations.
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
     Our cemetery operating results are impacted by the success of our sales organization because approximately 40% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2006. An additional 20% of our 2006 cemetery revenues was from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) also impact the amount of cemetery revenues. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 13% of our cemetery revenues was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2006. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
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
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, are not recognized until the time the funeral service is performed. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors). Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies. Prior to 2005, the direct marketing commissions and costs incurred from the sale of preneed funeral contracts were deferred and amortized on an actuarial method to match the expected maturity of the preneed contracts. Effective January 1, 2005, the Company changed its method for accounting for deferred obtaining costs and began expensing all costs as incurred. See Note 3 to the Consolidated Financial Statements for the year ended December 31, 2006, for more detailed discussion of the Company’s accounting change.
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
     Carriage sold 4,877 and 4,998 preneed funeral contracts during the years ended December 31, 2005 and 2006, respectively. At December 31, 2006, we had a backlog of 56,719 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during each of the last three years and during the twelve months ended December 31, 2006 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 55% and 52% of Carriage’s net cemetery revenues for both 2005 and 2006, respectively.

     As of December 31, 2006, we employed a staff of 192 advance-planning and family service representatives for the sale of preneed products and services.
TRUST FUNDS AND INSURANCE CONTRACTS
     The Company has established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. Independent financial advisors are also used for investment management and advisory services.
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed, while trust fund holdings and deferred revenue are reflected currently on the Company’s balance sheet. In most states, the Company is not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $215 million as of December 31, 2006.
     The Company is generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. The Company is generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased, when the service is provided or when the contract is cancelled. Cemetery merchandise and service trust fund balances, in the aggregate, totaled approximately $55.5 million as of December 31, 2006.
     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While the Company is entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, the Company is restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $32.5 million at December 31, 2006.
     For additional information with respect to our trusts, see Notes 7, 8, 9 and 10 to the Consolidated Financial Statements for the year ended December 31, 2006.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States are Service Corporation International, Stewart Enterprises, Inc, Keystone North America, Inc., StoneMor Partners L.P. and Alderwoods Group until acquired by Service Corporation International in late 2006. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
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
     There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal service and low-end pricing. We also face competition from companies that market products and related information over the Internet and non-traditional casket stores in certain markets. These competitors have been successful in capturing a portion of the low-end market and product sales.
REGULATION
     Our operations are subject to regulations, supervision and licensing under numerous foreign, federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We believe that we comply in all material respects with the provisions of these laws, ordinances and regulations. We operate in the United States under the Federal Trade Commission (FTC) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services.
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
     In accordance with the rules of the New York Stock Exchange, Inc., we submitted a Section 12(a) CEO Certification in 2006, which was not qualified in any manner. In addition, in accordance with the rules, attached as Exhibits 31.1 and 31.2 are our CEO and CFO certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002.
EMPLOYEES
     As of December 31, 2006, we and our subsidiaries employed 1,526 employees, of whom 714 were full-time and 812 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. Approximately ten of our employees in Nevada have elected to have the local teamsters union represent them in contract negotiations with the Company. To date, the Company has not entered into any contracts with the union.
AVAILABLE INFORMATION
     Our website address is www.carriageservices.com. Available on this website under “Investor Relations-Investor Relations Menu — SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”).
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
     There has been little acquisition activity by us from 2001 through 2006, and there is no assurance that we will be able to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us. We intend to apply standards established under our Strategic Portfolio Optimization Model in qualifying acquisition candidates, and there is no assurance that we will be successful in doing so or that we will find attractive candidates that satisfy these standards.
Increased or unanticipated costs, such as insurance, taxes and new computer systems implementations, may have a negative impact on our earnings and cash flows.
     We have experienced material increases in certain costs during the previous years, such as implementing computer systems. We will incur large systems maintenance and upgrade costs annually, which costs can only be estimated. These types of cost increases may impair our ability to achieve revenue growth that exceeds our cost increases. Our 2007 plan assumes that we will be successful in increasing revenues at a rate that is greater than the growth in the cost of sales. We can give no assurance that we will be successful in achieving such increases.
Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our standards-based Being the Best operating model.
     We have implemented our standards-based operating model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivise our location managing partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in our maintaining or improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. We have learned that success using the model is highly dependent on having the right leader in the business.
Smaller businesses are typically dependent upon one or a few key employees for success.
     Death care businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our smaller businesses, which tend to be located in smaller communities, usually have one or a few key employees that drive this relationship to the community. We can give no assurance that we can retain these employees or that these relationships will drive market share.
Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets and the mix of securities owned.

     Earnings and investment gains and losses on trust funds and insurance contracts are affected by financial market conditions and the mix of fixed-income and equity securities that we choose to maintain in the funds. During 2004 and 2005, we revised the mix of investments within the cemetery trusts according to our new asset allocation model in an effort to increase earnings and lower volatility. We made similar changes in some of the funeral trusts in 2006. We may not choose the optimal mix for any particular market condition. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds could cause a decline in future cash flows and revenues.
Covenant restrictions under our debt instruments may limit our flexibility in operating our business.
     The terms of our credit facility and the indenture governing the Senior Notes may limit our ability and the ability of our subsidiaries to, among other things:
-	incur additional debt;

-	pay dividends or make distributions or redeem or repurchase stock;

-	make investments;

-	grant liens;

-	make capital expenditures;

-	enter into transactions with affiliates;

-	enter into sale-leaseback transactions;

-	sell assets; and

-	acquire the assets of, or merge or consolidate with, other companies.
     Our credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may impair our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our amended senior secured credit facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.

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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 35% of the U.S. burial market by the year 2010, compared to approximately 32% in 2005. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.
     Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. In past years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At December 31, 2006, we operated 131 funeral homes in 27 states and 28 cemeteries in 11 states. Carriage owns the real estate and buildings for 80% of our funeral homes and leases facilities for the remaining 20%. Carriage owns 23 cemeteries and operates five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2006. Ten funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 28 cemeteries operated by Carriage have an inventory of unsold developed lots totaling approximately 106,000 and 114,000 at December 31, 2005 and 2006, respectively. In addition, approximately 495 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.
     The following table sets forth certain information as of December 31, 2006, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	16	2	3	0
Connecticut	6	2	0	0
Florida	6	3	6	3
Georgia	3	0	0	0
Idaho	4	1	1	0
Illinois	1	4	1	0
Iowa	2	0	0	0
Kansas	7	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	6	0	0	0
Michigan	4	0	0	0
Missouri	0	1	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	1	0	0
North Carolina	1	2	1	0
Ohio	4	3	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	11	1	6	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	104	27	23	5

(1)	The leases, with respect to these funeral homes, have remaining terms ranging from one to seven years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Carriage’s corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2006, we operated 559 vehicles, of which 557 are owned and 2 are leased.

ITEM 3. LEGAL PROCEEDINGS
     Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.
     We self-insure against certain risks and carry insurance with coverage and coverage limits for risks in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Carriage’s Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2006	High	Low
First Quarter	$5.25	$4.60
Second Quarter	$5.16	$4.40
Third Quarter	$4.94	$4.12
Fourth Quarter	$5.19	$4.61

2005
First Quarter	$5.71	$4.77
Second Quarter	$6.30	$5.20
Third Quarter	$6.75	$6.00
Fourth Quarter	$6.41	$4.76
     As of February 28, 2007, there were 18,718,490 shares of Carriage’s Common Stock outstanding and the closing price as reported by the New York Stock Exchange was $7.01 per share. The Common Stock shares outstanding are held by approximately 300 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of the Common Stock.
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
     We have a compensation policy for fees paid to its directors under which our directors may choose to receive director compensation fees either in the form of cash compensation or equity compensation based on the fair market value of our common stock based on the closing price published by the New York Stock Exchange on the date the fees are earned. Prior to May 2006, the shares issued to directors in lieu of payment in cash were unregistered. In connection with our Annual Meeting of Stockholders in May 2006, the stockholders approved our 2006 Long Term Incentive Plan and the Company registered the shares available for future issue for this compensation policy and other corporate purposes. The Company issued 13,709 and 3,003 unregistered shares of common stock to directors in lieu of payment in cash for their fees for the years ended December 31, 2005 and 2006, respectively, the value of which was charged to operations. No underwriter was used in connection with these issuances. Carriage relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
     We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2006.

     The following graph compares the cumulative 5-year total return provided shareholders on Carriage Services, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of three companies that includes: Service Corp. International, Stewart Enterprises Income and Stonemor Partners Limited Partnership. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on December 31, 2001 and its relative performance is tracked through December 31, 2006.
     The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., The Russell 2000 Index
And A Peer Group
* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Carriage Services, Inc.	100.00	75.52	70.21	93.74	94.88	96.58
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Peer Group	100.00	74.50	104.20	139.79	144.81	181.46

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.
PEER GROUP
Service Corp. International
Stewart Enterprises Income
Stonemor Partners Limited Partnership

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for Carriage that has been derived from the audited Consolidated Financial Statements of Carriage as of and for each of the years ended December 31, 2002, 2003, 2004, 2005, and 2006. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of a change in accounting methods discussed below.
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
     The Company changed its method of accounting for preneed selling costs, which are direct costs incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts, effective January 1, 2005. The change affects the comparability of the operating results in the following table. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the new accounting method, the commissions and other direct selling costs, which are current obligations are paid and use operating cash flow, are expensed as incurred. The Company’s results of operations for the years ended December 31, 2005 and 2006 are reported on the basis of our changed method, but the periods prior to 2005 are reported using the prior accounting method. See Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2006.
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (“SFAS 123R”), which requires, among other things, entities to recognize in the income statement the grant-date fair value of stock options and other stock-based awards over the service periods the awards are expected to vest. Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized under the provisions of SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), after adjustments for estimated forfeiture. SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense is recognized for all stock-based awards based on grant-date fair value. The Company’s results of operations for the year ended December 31, 2006 is reported on the basis of our changed method, but the periods prior to 2006 are reported using the prior accounting method. See Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2006.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and Carriage’s Consolidated Financial Statements and notes thereto included elsewhere in this report.

		Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share and operating data)
INCOME STATEMENT DATA:
Revenues:
Funeral	$110,453	$107,850	$108,478	$111,643	$114,927
Cemetery	32,925	33,059	36,115	37,555	36,159

Total revenues	143,378	140,909	144,593	149,198	151,086

Gross profit:
Funeral	32,126	28,037	28,584	29,192	30,109
Cemetery	7,690	8,128	8,578	6,525	3,943

Total gross profit	39,816	36,165	37,162	35,717	34,052
General and administrative expenses	10,557	10,492	10,665	12,383	11,258
Other charges (income)	871	432	495	(822)	—

Operating income	28,388	25,241	26,002	24,156	22,794
Interest expense	(19,543)	(17,773)	(16,908)	(18,599)	(18,514)
Additional interest and other costs of senior debt refinancing	—	—	—	(6,933)	—
Other income (expense)	865	657	940	(73)	1,921

Income (loss) before income taxes	9,710	8,125	10,034	(1,449)	6,201
(Provision) benefit for income taxes	7,172	(3,047)	(81)	456	(2,375)

Net income (loss) from continuing operations	16,882	5,078	9,953	(993)	3,826
Income (loss) from discontinued operations	3,396	1,547	(719)	1,884	(5,242)
Cumulative effect of the change in accounting, net of taxes	—	—	—	(22,756)	—

Net income (loss)	$20,278	$6,625	$9,234	$(21,865)	$(1,416)

Earnings (loss) per share
Basic:
Continuing operations	$1.00	$0.29	$0.56	$(0.05)	$0.21
Discontinued operations	0.20	0.09	(0.04)	0.10	(0.29)
Cumulative effect of the change in accounting principle	—	—	—	(1.24)	—

Basic earnings (loss) per share	$1.20	$0.38	$0.52	$(1.19)	$(0.08)

Diluted:
Continuing operations	$.96	$0.29	$0.55	$(0.05)	$0.20
Discontinued operations	0.20	0.08	(0.04)	0.10	(0.28)
Cumulative effect of the change in accounting principle	—	—	—	(1.24)	—

Diluted earnings (loss) per share	$1.16	$0.37	$0.51	$(1.19)	$(0.08)

Weighted average number of common and common equivalent shares outstanding:
Basic	16,973	17,444	17,786	18,334	18,545

Diluted	17,433	17,808	18,260	18,334	18,912

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	144	139	135	133	131
Cemeteries at end of period	30	30	30	29	28
Funeral services performed	23,990	23,323	22,673	22,792	22,468
Preneed funeral contracts sold	5,456	5,174	4,936	4,877	4,998
Backlog of preneed funeral contracts	59,412	59,696	60,309	58,531	56,719
Depreciation and amortization	$9,526	$9,934	$10,647	$9,336	$8,688

BALANCE SHEET DATA:
Total assets	$549,948	$538,917	$565,156	$570,640	$564,996
Working capital (deficit)	(1,598)	(14,285)	4,933	26,915	35,755
Long-term debt, net of current maturities	141,207	105,355	102,714	134,572	133,841
Convertible junior subordinated debenture (1)	—	—	93,750	93,750	93,750
Redeemable convertible preferred stock (TIDES) (1)	90,193	90,327	—	—	—
Stockholders’ equity	$98,091	$105,930	$116,438	$96,374	$96,373

(1)	When the TIDES were issued in 1999, we reported the securities as a component of temporary equity because they have predominantly equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt). In 2004, we changed that classification to report the securities as subordinated debt in order to comply with a new accounting standard.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of December 31, 2006, we operated 131 funeral homes in 27 states and 28 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 37% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.
     We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices. In certain businesses we have determined that the business managers do not possess the characteristics to succeed in this type of culture, and we have been actively recruiting new managers who do. We have also determined that this model is most effective in larger businesses. Being the best is not something that occurs easily and quickly, but we believe execution of the model should result in improving performance in 2007 and beyond.
     The cemetery operating results are affected by the size and success of our sales organization because approximately 59% of our cemetery revenues for the year ended December 31, 2006 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 13% of our cemetery revenues for the year ended December 31, 2006 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
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

Funeral and Cemetery Operations
     We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate”. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
     Allowances for bad debts and customer cancellations refunds and bad debts are provided at the date that sale is recognized as revenue. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued.
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
Goodwill
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
Income Taxes
     The Company and its subsidiaries file a consolidated U.S. federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with FAS 109, “Accounting for Income Taxes.” The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. Beginning January 1, 2006, the Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of share based payment is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements. See Note 1 to the consolidated financial statements.
     Prior to 2006, the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based

Compensation — Transition and Disclosure.” Had the Company accounted for stock options and shares pursuant to its employee stock benefit plans under FAS No. 123R for the years ended December 31, 2004 and 2005, diluted earnings per share for those periods would have been lower by approximately $0.02 and $0.01, respectively, for each year.
     We have granted restricted stock to certain officers and key employees of the Company, which vest over a period of four years. These shares are valued at the dates granted and the value is charged to operations as the shares vest.
Preneed Funeral and Cemetery Trust Funds
     The FASB issued FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which we recognize and report revenues.
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the principal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.
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
     Also, in connection with the implementation of FIN 46R, the Company began recognizing the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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
     Discontinued Operations
     In accordance with the Company’s strategic portfolio policy, smaller, lower margin, non-strategic businesses are reviewed to determine whether the businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a Letter of Intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect.

ACCOUNTING METHOD CHANGES
     Accounting Changes and Error Corrections
     The FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154). This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections. It establishes, unless impracticable and in the absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle. Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively. FAS No. 154 also provides guidance for determining and reporting a change when retrospective application is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company adopted the requirements beginning January 1, 2006, which had no effect on the Company’s presentation and disclosure.
     Income Taxes
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for years after December 15, 2006 and will be adopted by the company in the first quarter of 2007. The company has reviewed its income tax positions and identified certain tax deductions related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other balance sheet accounts, as applicable. The Company has not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations. Should penalties and interest be recorded in connection with the Company’s tax position, they will be recognized as income tax expense. Because the Company presently has net operating losses available to offset taxable income, no penalties or interest are recorded in connection with the adoption of FIN 48.
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     Consideration of Misstatements
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 is effective for financial statements as of the beginning of the first fiscal year ending after November 15, 2006. The Company adopted the requirements at November 15, 2006. The impact of SAB 108 in the future will depend on the nature and extent of any prior year misstatements, but we do not anticipate SAB 108 will have any impact to our consolidated financial statements.

SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2004	2005	2006
Total revenues	100.0%	100.0%	100.0%
Total gross profit	25.7	23.9	22.5
General and administrative expenses	7.4	8.3	7.5
Operating income	18.0	16.2	15.1
Interest expense	11.7	12.5	12.3
     The following table sets forth the number of funeral homes and cemeteries owned and operated by Carriage for the periods presented:

	Year Ended December 31,
	2004	2005	2006
Funeral homes at beginning of period	139	135	133
Acquisitions	—	2	1
Divestitures, mergers or closures of existing funeral homes	4	4	3

Funeral homes at end of period	135	133	131

Cemeteries at beginning of period	30	30	29
Acquisitions	—	—	—
Divestitures	—	1	1

Cemeteries at end of period	30	29	28

     The following is a discussion of Carriage’s results of operations for 2004, 2005, and 2006. The term “same-store” or “existing operations” refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     The following is a discussion of the Company’s results of operations for the years ended December 31, 2005 and 2006.
     Net income from continuing operations for the year ended December 31, 2006 totaled $3.8 million, equal to $0.20 per diluted share as compared to a net (loss) from continuing operations of $(1.0) million for the year ended December 31, 2005, or $(0.05) per diluted share. The variance between the two periods was primarily due to a $6.0 million make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of previously outstanding senior debt along with a charge in the amount of $0.9 million to write off the related unamortized loan costs, in total equal to $0.24 per diluted share. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. During 2006 the Company recorded charges of approximately $0.8 million for environmental remediation, equal to $0.03 per diluted share. Excluding the effect of these items, diluted earnings per share from continuing operations for the year ended December 31, 2005 equaled $0.20 compared to $0.23 for the year ended December 31, 2006.
     There are two major operational areas that management is focusing its efforts to improve results: (1) The Central Region funeral operations, which suffered a year over year decline in pretax profitability of $0.7 million, and (2) a cemetery in California, whose pretax profits declined by $2.6 million compared to 2005. The decline in profitability in these two areas is equivalent to $(0.12) per diluted share for the year. We recently made changes in leadership over each of these areas to focus on the issues affecting profits, such as local sales management, receivable collections, expense management, pricing and marketshare losses.
     (Loss) from discontinued operations for the year ended December 31, 2006 totaled $(5.2) million, equal to $(0.28) per diluted share. During 2006, the Company sold a funeral home business and a combination funeral home and cemetery business for approximately $6.5 million and ceased operations at a funeral home business. We recorded impairment charges of $6.3 million, a substantial portion of which related to specifically identified goodwill, and recognized $0.2 million of net losses. We recorded additional impairment charges totaling $2.1 million, which is related to specifically identified goodwill, for three funeral home businesses to be sold in 2007. The sales of two of these businesses were completed in January and February of 2007. Income from discontinued operations for the year ended December 31, 2005 totaled $1.9 million, equal to $0.10 per diluted share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter of 2005.

     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the funeral home operations for the year ended December 31, 2005 compared to the year ended December 31, 2006. For purposes of our discussion, the revenue and gross profit of our businesses identified to be sold are included in the same-store classification up to the quarter prior to their sale.

	Year Ended
	December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$111,606	$114,497	$2,891	2.6%
Less: businesses held for sale	(2,258)	(1,837)	421	*
Preneed insurance commissions revenue	2,295	2,267	(28)	(1.2)%

Revenues from continuing operations	$111,643	$114,927	$3,284	2.9%

Revenues from discontinued operations	$4,707	$3,007	$(1,700)	*

Total same-store gross profit	$27,548	$28,159	$611	2.2%
Less: businesses held for sale	(651)	(317)	334	*
Preneed insurance commissions revenue	2,295	2,267	(28)	(1.2)%

Gross profit from continuing operations	$29,192	$30,109	$917	3.1%

Gross profit from discontinued operations	$1,167	$551	$(616)	*

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2006 increased $2.9 million, or 2.6%, when compared to the year ended December 31, 2005, as we experienced an increase of 3.1% to $5,149 in the average revenue per service for those existing operations and the number of services declined by 107, or 0.5%. Performance was strong in the Eastern Region, where the number of contracts increased 2.9% and the contract average increased 3.7%. The Western Region number of contracts remained constant, while the contract average increased 5.2%. The Central Region suffered a decline of 5.5% in the number of contracts and an increase of 1.1% in the contract average. Cremation services represented 34.3% of the number of funeral services during 2006, compared to 32.8% for 2005. The average revenue for burial contracts increased 4.6% to $7,076, and the average revenue for cremation contracts increased 8.4% to $2,636. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues.
     Total funeral same-store gross profit for the year ended December 31, 2006 increased $0.6 million, or 2.2% from 2005, yet as a percentage of revenue, remained constant year over year. We experienced a 2.4% increase in funeral operating expenses yet lower pretax earnings in our Central Region of $0.7 million, equal to $0.02 per diluted share.
     Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the cemetery operations for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	Year Ended
	December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues from continuing operations	$37,555	$36,159	$(1,396)	(3.7)%

Revenues from discontinued operations	$1,851	$778	$(1,073)	*

Gross profit from continuing operations	$6,525	$3,943	$(2,582)	(39.6)%

Gross profit from discontinued operations	$371	$121	$(250)	*

*	not meaningful
     Cemetery same-store revenues for the year ended December 31, 2006 decreased $1.4 million, or (3.7)%, over the year ended December 31, 2005, and cemetery same store gross profit decreased $2.6 million, or (39.6)%, over 2005. Revenues from preneed interment sales decreased $1.7 million. Though the number of interments sold on a preneed basis declined 0.6 million, or 8.5%, over 2005, the average price per space increased 8.6%. Continuing gross margin decreased from 17.4% for the year ended December 31, 2005 to 10.9% for the year ended December 31, 2006. The decline in revenues and gross profit from continuing operations relates to a particular California cemetery that experienced a decline of $2.1 million in preneed property sales, an increase in bad debts of $0.2 million and a decline of $0.2 million in atneed revenues. Financial revenues (trust earnings and finance charges on installment contracts) increased $0.2 million on the strength of higher trust earnings.
     Other. General and administrative expenses decreased $1.1 million for the year ended December 31, 2006 primarily because 2005 included higher professional fees related to our compliance with the internal control requirements of Sarbanes-Oxley and the development of a new cemetery system. 2006 is the first period in which the Company recognized compensation expense related to its stock options and employee stock purchase plan under a new accounting standard. See Note 1 to the Consolidated Financial Statement. Stock-based compensation totaling $236,000 is included in general and administrative expenses for the year ended December 31, 2006.
     Other income for the year ended December 31, 2006 includes a gain on the sale of excess real estate and interest income on the short-term investments.
     Interest expense for the year ended December 31, 2006 was consistent to the year ended December 31, 2005.
     Income taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2005 and 2006.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
     The following is a discussion of the Company’s results of operations for the years ended December 31, 2004 and 2005.
     Net income (loss), which includes the effect of discontinued operations, totaled $(1.19) per diluted share compared to $0.51 per share for 2004. The decrease is primarily attributable to additional interest of $6.9 million, or $0.24 per diluted share, specifically related to the senior debt refinancing and the change in accounting method of $22.8 million, net, equal to $1.24 per diluted share in 2005. Additionally, 2004 benefited from a $4.1 million income tax benefit related to the change in the deferred tax valuation allowance. This added $0.22 per diluted share to 2004’s earnings.
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
     Total funeral same-store gross profit for the year ended December 31, 2005 was essentially flat compared to 2004 and gross profit from continuing operations increased $1.0 million, equal to the $1.0 million increase in preneed insurance commission revenue. Gross profit for the year ended December 31, 2005 was minimally affected by the change in accounting method for preneed selling costs. See Note 3 to the Consolidated Financial Statements for a discussion of the change in accounting method. Funeral costs and expenses increased approximately $2.6 million or 3.1% from 2004. The most significant variance year over year was a noncash charge of $0.8 million in 2005 to modify the employee vacation plan.
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
     Interest expense for the year ended December 31, 2005 increased $1.7 million, or 10.0%, compared to the year ended December 31, 2004. Although debt outstanding has increased by approximately $31 million, or 28.2%, during 2005, we are not reporting a proportional increase in interest expense because the 2004 expense was negatively impacted by higher loan fees and compound interest on the deferred interest on the convertible subordinated debentures.
     Income Taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for the three year period.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and corporate investments at December 31,2006 totaled $41.0 million and consisted of $22.8 million in cash, $10.3 million in short-term corporate investments, $2.9 million in restricted cash and $5.0 million in Federal agency bonds. Cash and short-term investments totaled $33.1 million at December 31, 2006, representing an increase of $8.3 million from December 31, 2005. For the year ended December 31, 2006, cash provided by operating activities was $18.2 million as compared to $1.7 million for the year ended December 31, 2005. The $16.5 million improvement occurred primarily because the 2005 period included the $6.0 million make-whole payment and the payment of the previously deferred interest on the convertible junior subordinated debenture in the amount of $10.3 million. Additionally, capital expenditures totaled $6.4 million compared to $8.1 million in the prior year. For the year 2007, capital expenditures are expected to total approximately $6.5 million.
     In accordance with the terms of our credit facility, a portion of the cash proceeds from the sale of funeral home and cemetery businesses are pledged to the benefit of the lenders and are restricted for use only for acquisitions of similar businesses, capital expenditures, or paydowns of debt. During 2006, approximately $5.5 million of such proceeds were so pledged, with $2.6 million subsequently released from the pledge and $2.9 million remaining pledged as of December 31, 2006.

     The outstanding principal of senior debt at December 31, 2006 totaled $140.2 million and consisted of $130.0 million in Senior Notes, described below, and $10.2 million in acquisition indebtedness and capital lease obligations. Additionally, $0.4 million in letters of credit were issued under the credit facility and were outstanding at December 31, 2006.
     In January 2005, we issued $130 million of 7.875% Senior Notes due in 2015. The proceeds from these notes were used to refinance the Series 1999 Senior Notes (including payments for accrued interest and make-whole payments), to bring current the deferred distributions on the convertible junior subordinated debentures and the TIDES, and for general corporate purposes. In connection with the early retirement of the senior debt, we made a required “make whole” payment of $6.0 million (recorded as additional interest) and recorded a charge to write off $0.7 million of unamortized loan costs. These charges equal $4.2 million after tax, or $0.23 per diluted share, and were reported in the first quarter of 2005. The refinancing improved our liquidity by replacing debt totaling approximately $96 million due in 2006 and 2008 with debt maturing in 2015.
     In April 2005, we entered into a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the new credit facility bear interest at either prime or LIBOR options. At December 31, 2006, the LIBOR option was set at LIBOR plus 300 basis points. The facility is currently undrawn, except for the letters of credit referred to above, and no borrowings are anticipated during 2007.
     A total of $93.8 million was outstanding on December 31, 2006 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters at our discretion. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7% and are recorded as a liability. During the deferral period, we are prohibited from paying dividends on common stock or repurchasing common stock, subject to limited exceptions. We deferred distributions on the TIDES from September 2003 through December 2004. In March 2005, we paid the $10.3 million for the cumulative deferred distributions on the TIDES and are current with respect to quarterly interest and distributions.
     We intend to use its cash and short-term investments, cash flow provided by operations and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. We also have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
Contractual Obligations
     The following table summarizes our balance sheet liabilities to make future payments as of December 31, 2006. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2007	2008	2009	2010	2011	5 Years
Long-term debt	12	$135.5	1.6	2.1	0.5	0.2	0.3	130.8
Capital lease obligations	14	15.1	0.6	0.6	0.7	0.7	0.7	11.8
Convertible junior subordinated debenture (a)	13	93.8	—	—	—	—	—	93.8

Total contractual obligations		$244.4	2.2	2.7	1.2	0.9	1.0	236.4

(a)	Matures in 2029

Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2006. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2007	2008	2009	2010	2011	5 Years
Operating leases	14	$10.2	2.1	1.9	1.3	0.9	0.8	3.2
Interest payments on long-term debt	12	240.8	17.6	17.5	17.4	17.4	17.1	153.8
Noncompete agreements	14	5.0	1.2	1.0	0.7	0.6	0.4	1.1
Consulting agreements	14	1.0	0.4	0.3	0.2	0.1	—	—
Executive Management agreements	14	1.6	0.9	0.3	0.2	0.2	—	—

Total contractual cash obligations		$258.6	22.2	21.0	19.8	19.2	18.3	158.1

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the ordinary course of business, the Company is typically exposed to a variety of market risks. Currently, these are primarily related to changes in interest rates related to outstanding debts, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The Company is not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.
     The Company monitors current and forecasted interest rate risk in the ordinary course of business and seeks to maintain optimal financial flexibility, quality and solvency. As of December 31, 2006, the Company’s debt is comprised of fixed rate obligations.

     The Company does not currently have any floating rate long-term borrowings outstanding under its $35 million floating rate line of credit. If the Company borrows against the line of credit, any change in the floating rate would cause a change in interest expense.
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2006, these securities were typically trading at prices ranging from 96.875 to 97.875.
     The convertible junior subordinated debenture payable to Carriage Services Capital Trust pay interest at the fixed rate of 7% and are carried on the Company’s balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $79 million and $80 million at December 31, 2005 and 2006, respectively, based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Increases in market interest rates may cause the value of these instruments to decrease but such changes will not affect the Company’s interest costs. The remainder of the Company’s long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, nor otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.
     Securities subject to market risk consist of investments held by the Company’s preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 7, 8 and 10 to our Consolidated Financial Statements for the estimated fair values of those securities.

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
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2006, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, President and Chief Executive Officer

/s/ Joseph Saporito
Joseph Saporito
Executive Vice President and Chief Financial Officer

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Carriage Service, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Service, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Carriage Service, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Carriage Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Carriage Services, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for preneed selling costs in 2005, and as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
/s/ KPMG LLP
Houston, Texas
March 9, 2007

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,949	$22,820
Short term investments	16,908	10,303
Accounts receivable-trade, net of allowance for bad debts of $937 in 2005 and $925 in 2006	13,412	13,822
Assets held for sale	—	2,634
Inventories and other current assets	12,883	11,883

Total current assets	51,152	61,462

Restricted cash	—	2,888
Preneed cemetery trust investments	54,768	55,483
Preneed funeral trust investments	47,678	44,851
Preneed receivables, net of allowance for bad debts of $478 in 2005 and $492 in 2006	17,151	15,127
Receivables from preneed funeral trusts	16,229	15,649
Property, plant and equipment, net of accumulated depreciation of $45,694 in 2005 and $47,250 in 2006	105,435	99,894
Cemetery property	62,905	57,798
Goodwill	157,358	148,845
Deferred charges and other non-current assets	25,608	30,459
Cemetery perpetual care trust investments	32,356	32,540

Total assets	$570,640	$564,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$2,074	$1,610
Accounts payable	6,183	7,148
Accrued liabilities	15,980	15,888
Liabilities associated with assets held for sale	—	1,061

Total current liabilities	24,237	25,707
Senior long-term debt, net of current portion	134,572	133,841
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,775	4,728
Deferred preneed cemetery revenue	51,928	50,785
Deferred preneed funeral revenue	29,446	28,289
Non-controlling interests in funeral trust investments	47,678	44,851
Non-controlling interests in cemetery trust investments	54,768	55,483

Total liabilities	441,154	437,434

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	33,112	31,189
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 18,458,000 and 18,608,000 issued and outstanding in 2005 and 2006, respectively	185	186
Additional paid-in capital	189,110	190,524
Accumulated deficit	(92,921)	(94,337)

Total stockholders’ equity	96,374	96,373

Total liabilities and stockholders’ equity	$570,640	$564,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2004	2005	2006
Revenues:
Funeral	$108,478	$111,643	$114,927
Cemetery	36,115	37,555	36,159

	144,593	149,198	151,086
Costs and expenses:
Funeral	79,894	82,451	84,818
Cemetery	27,537	31,030	32,216

	107,431	113,481	117,034

Gross profit	37,162	35,717	34,052

General and administrative expenses	10,665	12,383	11,258
Other charges (income)	495	(822)	—

Operating income	26,002	24,156	22,794

Interest expense	(16,908)	(18,599)	(18,514)
Additional interest and other costs of senior debt refinancing	—	(6,933)	—
Interest income and other, net	940	(73)	1,921

Total interest expense and other	(15,968)	(25,605)	(16,593)

Income (loss) from continuing operations before income taxes	10,034	(1,449)	6,201

(Provision) benefit for income taxes	(81)	456	(2,375)

Net income (loss) from continuing operations	9,953	(993)	3,826

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(1,228)	2,839	(7,943)
Income tax (provision) benefit	509	(955)	2,701

Income (loss) from discontinued operations	(719)	1,884	(5,242)
Cumulative effect of change in accounting method, net of tax benefit	—	(22,756)	—

Net income (loss)	$9,234	$(21,865)	$(1,416)

Basic earnings (loss) per share:
Continuing operations	$0.56	$(0.05)	$0.21
Discontinued operations	(0.04)	0.10	(0.29)
Cumulative effect of change in accounting method	—	(1.24)	—

Net income (loss)	$0.52	$(1.19)	$(0.08)

Diluted earnings (loss) per share:
Continuing operations	$0.55	$(0.05)	$0.20
Discontinued operations	(0.04)	0.10	(0.28)
Cumulative effect of change in accounting method	—	(1.24)	—

Net income (loss)	$0.51	$(1.19)	$(0.08)

Weighted average number of common and common equivalent shares outstanding:
Basic	17,786	18,334	18,545

Diluted	18,260	18,334	18,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance — December 31, 2003	17,545	$175	$186,045	$(80,290)	$105,930
Net income - 2004	—	—	—	9,234	9,234
Issuance of common stock	130	2	577	—	579
Exercise of stock options	135	1	308	—	309
Issuance of restricted common stock	100	1	(1)	—	—
Amortization of restricted common stock	—	—	386	—	386

Balance — December 31, 2004	17,910	179	187,315	(71,056)	116,438

Net loss - 2005	—	—	—	(21,865)	(21,865)
Issuance of common stock	118	1	685	—	686
Exercise of stock options	177	2	528	—	530
Issuance of restricted common stock	268	3	(3)	—	—
Cancellation and retirement of restricted common stock	(15)	—	—	—	—
Amortization of restricted common stock	—	—	585	—	585

Balance — December 31, 2005	18,458	185	189,110	(92,921)	96,374

Net loss - 2006	—	—	—	(1,416)	(1,416)
Issuance of common stock	93	1	386	—	387
Exercise of stock options	87	1	319	—	320
Issuance of restricted common stock	35	—	—	—	—
Cancellation and retirement of restricted common stock	(65)	(1)	1	—	—
Amortization of restricted common stock	—	—	472	—	472
Stock-based compensation expense	—	—	236	—	236

Balance — December 31, 2006	18,608	$186	$190,524	$(94,337)	$96,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$9,234	$(21,865)	$(1,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	719	(1,884)	5,242
Cumulative effect of change in accounting method	—	22,756	—
Depreciation and amortization	10,647	9,336	8,688
Loan cost amortization	924	754	714
Provision for bad debts	2,185	2,648	3,880
(Gain) loss on sale or disposition of assets	885	738	(513)
Stock-based compensation expense	464	675	784
Deferred income taxes (benefit)	(81)	(456)	2,375
Other	480	21	120
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions
Accounts receivable	(999)	(3,686)	(2,113)
Inventories and other current assets	(940)	(1,032)	335
Deferred charges and other	(4,906)	(818)	11
Preneed funeral and cemetery trust investments	(6,122)	(7,477)	(13,888)
Accounts payable and accrued liabilities	(1,146)	(1,383)	588
Deferred preneed funeral and cemetery revenue	3,195	10,893	10,095
Non-controlling interests in preneed funeral and cemetery trusts investments	2,664	1,825	2,526
Deferred interest on convertible junior subordinated debenture	7,015	(10,345)	—

Net cash provided by operating activities of continuing operations	24,380	700	17,428

Net cash provided by (used in) operating activities of discontinued operations	(2)	1,039	755

Net cash provided by operating activities	24,378	1,739	18,183
Cash flows of investing activities:
Acquisitions	—	(1,285)	(1,072)
Proceeds from sales of businesses and other assets	1,215	586	670
Purchase of corporate investments	—	(32,724)	(50,927)
Maturities of corporate investments	—	15,816	52,533
Sales proceeds deposited into restricted accounts, net of withdrawals	—	—	(2,888)
Capital expenditures	(5,766)	(8,125)	(6,387)

Net cash used in investing activities of continuing operations	(4,551)	(25,732)	(8,071)
Net cash provided by investing activities of discontinued operations	3,075	1,530	6,332

Net cash used in investing activities	(1,476)	(24,202)	(1,737)
Cash flows of financing activities:
Proceeds (payments) under bank line of credit	4,500	(25,600)	—
Payments on senior long-term debt and obligations under capital leases	(28,024)	(72,558)	(2,138)
Proceeds from the issuance of senior notes	—	130,000	—
Payment of financing costs	—	(4,175)	—
Proceeds from the exercise of stock options and employee stock purchase plan	686	936	567
Tax benefit from stock-based compensation	—	—	63

Net cash provided by (used in) financing activities of continuing operations	(22,838)	28,603	(1,508)
Net cash used in financing activities of discontinued operations	(140)	(139)	(67)

Net cash provided by (used in) financing activities	(22,978)	28,464	(1,575)
Net increase (decrease) in cash and cash equivalents	(76)	6,001	14,871
Cash and cash equivalents at beginning of year	2,024	1,948	7,949

Cash and cash equivalents at end of year	$1,948	$7,949	$22,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Carriage Services, Inc. (“Carriage” or the “Company”) was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 131 funeral homes in 27 states and 28 cemeteries in 11 states at December 31, 2006. Carriage provides a complete range of preneed and atneed services and products related to funerals, burials and cremations.
     Principles of Consolidation and Basis of Presentation
     The financial statements include the Consolidated Financial Statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
     The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the changes in accounting methods discussed in Note 1 related to stock-based employee compensation and Note 3 related to expensing preneed selling costs.
     Funeral and Cemetery Operations
     We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (SFAS) No. 66 “Accounting for Sales of Real Estate.” This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
     Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue based on our historical experience. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.
     Trade accounts receivable consists of approximately $8.4 million and $8.3 million of funeral receivables and approximately $7.5 million and $6.6 million of current cemetery receivables at December 31, 2005 and 2006, respectively. Non-current preneed receivables at December 31, 2005 and 2006, represent the payments expected to be received beyond one year from the balance sheet date.
     Preneed Contracts
     Interment rights, merchandise and services are also sold on a preneed basis and in many instances the customer pays the contract over a period of time. Cash proceeds from preneed sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts may generally be withdrawn at maturity (death) or cancellation. The trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are included in the non-current asset section of the balance sheet. The preneed contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company (Notes 7 and 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     In the opinion of management, the proceeds from the trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.
     Cemetery Perpetual Care Trust Investments
     In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust funds is distributed to Carriage and used to provide care and maintenance for the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to the Company. The Company is restricted from withdrawing any of the principal balances of these funds.
     Cash and Cash Equivalents
     Carriage considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
     Goodwill
     The excess of the purchase price over the fair value of net identifiable assets of funeral homes acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded in connection with the acquisitions of cemetery businesses. In accordance with SFAS No. 142, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.
     Inventory
     Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers, and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $46,000 and $50,000 in 2005 and 2006, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7
Property, plant and equipment was comprised of the following at December 31, 2005 and 2006:

	2005	2006
	(in thousands)
Land	$26,311	$26,589
Buildings and improvements	82,329	81,567
Furniture, equipment and automobiles	42,489	41,076

	151,129	149,232
Less: accumulated depreciation	(45,694)	(47,932)

	$105,435	$101,300
Less: Property, plant and equipment included in assets held for sale	—	(1,406)

	$105,435	$99,894

     During 2004, 2005 and 2006, the Company recorded $6,973,000, $6,922,000 and $6,897,000 respectively, in depreciation expense in income from continuing operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting. The fair value of awards for options or awards containing options is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements.
     Prior to 2006, the Company accounted for stock based compensation under APB No. 25 and provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
     Pursuant to the provisions of SFAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of SFAS 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of SFAS 123R, are recognized under the provisions of SFAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), after adjustments for estimated forfeitures. SFAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all stock-based awards based on grant-date fair value.
     Carriage has three types of stock-based compensation plans for which the accounting is changed: stock options, restricted stock and an employee stock purchase plan (“ESPP”). Options to purchase Carriage common stock have been granted with an exercise price equal to the fair market value at the date of grant with vesting generally occurring annually over four years. The value of the options at the date of grant is amortized to compensation expense over the vesting period on a straight line basis. Twenty-five percent of the restricted shares vest annually on each of the next four anniversary dates of the grants. The value of the restricted stock at the date of grant is amortized to compensation expense over the vesting period on a straight line basis. The ESPP allows employees, through payroll deductions, to purchase Carriage common stock at 85% of the value of the common stock on the quarterly purchase dates or the annual grant date, whichever is lower.
     The fair value of the stock option awards and the ESPP awards are determined using the Black-Scholes valuation model, which is consistent with the valuation methods previously utilized for the awards in the proforma footnote disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company recorded pretax stock-based compensation expense for the stock options and the ESPP totaling $236,000 for the year ended December 31, 2006. Had SFAS 123R been effective for 2005 and 2004, the Company would have recorded additional pretax stock-based compensation totaling $312,000 and $702,000, respectively, as disclosed in the following tables (in thousands).

	Year ended
	December 31, 2005
	As Reported	Effect of Change	Proforma
Loss from continuing operations before income taxes	$(1,449)	$(312)	$(1,761)
Net loss available to common stockholders	(21,865)	(195)	(22,060)

Net loss per share available to common stockholders:
Basic	$(1.19)	$(0.01)	$(1.20)
Diluted	$(1.19)	(0.01)	(1.20)

	Year ended
	December 31, 2004
	As Reported	Effect of Change	Proforma
Income from continuing operations before income taxes	$10,034	$(702)	$9,332
Income available to common stockholders	9,234	(440)	8,794

Net income per share available to common stockholders:
Basic	$0.52	$(0.02)	$0.50
Diluted	0.51	(0.02)	0.49
See Note 16 to the consolidated financial statements for additional information on the Company’s stock-based compensation plans.

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
     Fair Value of Financial Instruments
     Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility, when drawn, approximates its fair value. Management also believes that the carrying value of senior long-term debt approximates fair value. Management estimates that the fair value of the Convertible junior subordinated debenture at December 31, 2006 was approximately $80 million, based on available broker quotes of the corresponding convertible preferred securities at Carriage Services Capital Trust.
     Discontinued Operations
     In accordance with the Company’s strategic portfolio policy, smaller, lower, margin non-strategic businesses are reviewed to determine whether the business should be sold and proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a Letter of Intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect.
     Consolidation of Variable Interest Entities
     The FASB issued FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of March 31, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds have been reported at market value and the Company’s future obligations to deliver merchandise and services have been reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. There was no cumulative effect of an accounting change recognized by the Company as a result of the implementation of FIN 46R. The implementation of FIN 46R affected certain accounts on the Company’s balance sheet beginning March 31, 2004 as described below; however, it did not affect cash flow, net income or the manner in which we recognize and report revenues.
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.
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
     Also in connection with the implementation of FIN 46R, the Company began recognizing the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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
     Use of Estimates
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
     Accounting Changes and Error Corrections
     The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS No. 154). This statement is a replacement of Accounting Principles Board Opinion No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and error corrections. It establishes, unless impracticable and absence of explicit transition requirements, retrospective application as the required method of a change in accounting principle to the newly adopted accounting principle. Also, it establishes guidance for reporting corrections of errors as reporting errors involves adjustments to previously issued financial statements similar to those generally applicable to reporting accounting changes retrospectively. FAS No. 154 also provides guidance for determining and reporting a change when retrospective application is impracticable. FAS No. 154 is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. The Company adopted the requirements beginning January 1, 2006, which had no affect on the Company’s presentation and disclosure.
     Impairment of Investments
     In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary. EITF 03-1 is effective for reporting periods ending after June 15, 2004 except for the measurement and recognition provisions relating to debt and equity securities which had been deferred. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We adopted the disclosure provisions during the period ended June 30, 2004. The guidance for measurement and recognition provisions has subsequently been replaced by SFAS No. 115-1 and SFAS No. 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which is effective for reporting periods beginning after December 15, 2005. The Company adopted the requirements beginning January 1, 2006 which had no affect on the Consolidated Financial Statements, result of operations or liquidity of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Accounting for Income Tax Uncertainties
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for years after December 15, 2006 and will be adopted by the Company in the first quarter of 2007. The Company has reviewed its income tax positions and identified certain tax deductions related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other balance sheet accounts, as applicable. The Company has not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations. Should penalties and interest be recorded in connection with the Company’s tax position, they will be recognized as income tax expense. Because the Company presently has net operating losses available to offset taxable income, no penalties or interest are recorded in connection with the adoption of FIN 48.
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements.
     Consideration of Misstatements
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 is effective for financial statements as of the beginning of the first fiscal year ending after November 15, 2006. The Company adopted the requirements at November 15, 2006. The impact of SAB 108 in the future will depend on the nature and extent of any prior year misstatements, but we do not anticipate SAB 108 will have any impact to our consolidated financial statements.
3. CHANGE IN ACCOUNTING METHOD FOR PRENEED SELLING COSTS
On June 30, 2005, the Company changed its method of accounting for preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. The Company has applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the year ended December 31, 2005 and 2006 are reported on the basis of the changed method. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement.
     As of January 1, 2005, the Company recorded the cumulative effect of the change in accounting method in the amount of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.24 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet at that date.
     The tables below presents the pro forma amounts for the year ended December 31, 2004 as if the accounting change had been in effect during 2004 (in thousands, except per share amounts).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. CHANGE IN ACCOUNTING METHOD FOR PRENEED SELLING COSTS (continued)

	Year Ended
	December 31, 2004
		Effect of
	As Reported	Change	Proforma
Income from continuing operations	$10,034	$(1,865)	$8,169
Net income	9,234	(1,686)	7,548
Diluted earnings per common share from continuing operations	0.55	(0.10)	0.45
Diluted earnings per common share	0.51	(0.10)	0.41
4. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to assess disposition candidates. The execution of this strategy entails selling generally smaller, lower margin non-strategic businesses.
     During 2006, the Company sold a funeral home business and a combination funeral home and cemetery business for approximately $6.5 million and ceased operations at a funeral home business. The Company recorded impairment charges of $6.3 million, a substantial portion of which related to specifically identified goodwill, and recognized $0.2 million of net losses.
     The Company recorded additional impairment charges totaling $2.1 million, which is related to specifically identified goodwill, for three funeral home businesses to be sold in 2007. The sales of two of these businesses were completed in January and February of 2007 (Note 24).
     During 2005, the Company sold a funeral home business and a cemetery business for cash proceeds totaling $1.6 million and ceased operations at a funeral home business. The transactions generated gains of approximately $1.3 million.
     The Company sold three funeral homes businesses during 2004. The sales were preceded by the recording of approximately $3.7 million of impairment charges. Those sales generated net cash proceeds totaling $3.3 million and a gain of approximately $1.1 million.
     No businesses were held for sale at December 31, 2005. At December 31, 2006, assets and liabilities associated with the three funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands).

December 31,
2006
Assets:
Current assets	$124
Property, plant and equipment, net	1,406
Preneed receivables and trust investments	634
Goodwill	324
Deferred charges and other assets	146
Total	$2,634

Liabilities:
Current liabilities	$229
Deferred preneed funeral contracts revenue	78
Senior long-term debt, net of current portion	54
Non-controlling interests in funeral and cemetery trust investments	700

Total	$1,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. DISCONTINUED OPERATIONS (continued)
     The operating results of businesses discontinued during the periods presented, as well as impairments and gains or losses on the disposal, are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. Likewise, the operating results, impairment charges and gains or losses from those businesses have been similarly reported for comparability. The results for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the years ended December 31,
	2004	2005	2006
Revenues	$7,913	$6,558	$3,785
Operating income	1,402	1,538	672
Gain (losses) on sale and (impairments)	(2,630)	1,301	(8,615)
(Provision) benefit for income taxes	509	(955)	2,701

Income (loss) from discontinued operations	$(719)	$1,884	$(5,242)

5. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months but less than a year at the time of purchase. Short term investments at December 31, 2006 consisted of commercial paper with maturity dates that range from January 2007 to February 2007 at rates ranging from 5.17 % to 5.19 % per anum. Market value approximates cost.
6. GOODWILL
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
     The following table presents changes in goodwill for the year ended December 31, 2005 and 2006 (in thousands):

	December 31,	December 31,
	2005	2006
Goodwill at beginning of year	$156,983	$157,358
Impairments	—	(8,392)
Divestitures	—	(121)
Acquisitions	375	—

Goodwill at end of year	$157,358	$148,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED TRUST INVESTMENTS
     Cemetery preneed trust investments
     Cemetery preneed trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with cemetery preneed trust assets at December 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and short-term investments	$4,559	—	—	$4,559
Fixed income securities:
U.S. Agency obligations	13,544	3	(89)	13,458
State obligations	5,811	66	(155)	5,722
Corporate	2,426	17	(19)	2,424
Other	6	—	—	6

Common Stock	10,074	1,582	(60)	11,596
Mutual funds:
Equity	11,192	1,305	(155)	12,342
Fixed income	5,061	83	(16)	5,128
Other investments	—	—	—	—

Trust investments	$52,673	$3,056	$(494)	$55,235

Accrued investment income	$248			$248

Trust assets				$55,483

Market value as a percentage of cost				105.3%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$2,532
Due in one to five years	14,882
Due in five to ten years	3,888
Thereafter	308

$21,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED TRUST INVESTMENTS (continued)
     The cost and market values associated with cemetery preneed trust assets at December 31, 2005 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$6,291	$—	$—	$6,291
Fixed income securities:
U.S. Agency obligations	5,502	2	(81)	5,423
State obligations	11,507	177	(223)	11,461
Corporate	3,745	48	(36)	3,757
Other	7	—	—	7

Common Stock	12,830	1,413	(230)	14,013
Mutual funds:
Equity	5,195	306	(52)	5,449
Fixed income	6,676	49	(43)	6,682
Other investments	1,349	90	(4)	1,435

Trust investments	$53,102	$2,085	$(669)	$54,518

Accrued investment income	$250			$250

Trust assets				$54,768

Market value as a percentage of cost				103.1%

Preneed Funeral Trust Investments
     Funeral preneed trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided.
     The cost and market values associated with funeral preneed trust assets at December 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$15,865	$—	$—	$15,865
Fixed income securities:
U.S. Treasury	7,811	25	(7)	7,829
State obligations	1,678	53	—	1,731
Corporate	2,186	31	(16)	2,201
Obligations and guarantees of U.S. government agencies	1,075	3	(16)	1,062

Common Stock	2,301	590	—	2,891
Mutual funds:
Equity	8,598	1,169	(25)	9,742
Fixed income	3,278	263	(11)	3,530

Trust investments	$42,792	$2,134	$(75)	$44,851

Market value as a percentage of cost				104.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED TRUST INVESTMENTS (continued)
     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,824
Due in one to five years	9,233
Due in five to ten years	1,636
Thereafter	130

$12,823

     The cost and market values associated with funeral preneed trust assets at December 31, 2005 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$19,216	$—	$—	$19,216
Fixed income securities:
U.S. Treasury	434	—	(12)	422
State obligations	1,819	63	(1)	1,881
Corporate	1,289	16	(14)	1,291
Obligations and guarantees of U.S. government agencies	1,067	2	(25)	1,044

Common Stock	2,592	364	(48)	2,908
Mutual funds:
Equity	5,412	758	—	6,171
Fixed income	15,032	58	(344)	14,745

Trust investments	$46,861	$1,261	$(444)	$47,678

Market value as a percentage of cost				101.7%

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
     Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the years ended December 31, 2005 and 2006 are as follows (in thousands):

	December 31,	December 31,
	2005	2006
Investment income	$4,165	$2,913
Realized gains	3,938	3,433
Realized losses	(305)	(1,273)
Expenses	(1,185)	(1,126)
Increase in non-controlling interests in trust investments	(6,614)	(3,947)

	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts at December 31, 2005 and 2006 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
     The components of the receivables from funeral trusts in the consolidated balance sheet at December 31, 2005 and 2006 are as follows (in thousands):

	December 31,	December 31,
	2005	2006
Amount due from preneed funeral trust funds	$18,071	$17,427
Less: allowance for cancellation	(1,842)	(1,778)

	$16,229	$15,649

     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2006 and 2005. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2006:
Cash and cash equivalents	$2,658	$2,658
Fixed income investments	11,607	11,079
Mutual funds and common stocks	109	108
Annuities	3,053	3,296

Total	$17,427	$17,141

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2005:
Cash and cash equivalents	$3,183	$3,183
Fixed income investments	11,897	11,335
Mutual funds and common stocks	210	210
Annuities	2,781	3,034

Total	$18,071	$17,762

9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance policies. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $166.9 and $161.1 million at December 31, 2005 and 2006, respectively and are not recorded on the Company’s balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
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
     The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2006 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$1,542	$—	$—	$1,542
Fixed income securities:
U.S. Treasury	499	4	(3)	500
U.S. Agency obligation	6,444	3	(61)	6,386
State obligations	609	15	—	624
Corporate	1,049	22	(2)	1,069
Other	363	—	(10)	353

Common Stock	9,104	1,678	(63)	10,719
Mutual funds:
Equity	5,660	858	(132)	6,386
Fixed income	4,737	110	(6)	4,841
Other assets	—	—	—	—

Trust investments	$30,007	$2,690	$(277)	$32,420

Accrued investment income	$120			$120

Trust assets				$32,540

Market value as a percentage of cost				108.4%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,294
Due in one to five years	5,691
Due in five to ten years	1,479
Thereafter	468

$8,932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
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

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2005 and 2006 are as follows:

	December 31,	December 31,
	2005	2006
Trust assets, at market value	$32,356	$32,540
Pending withdrawals of income	(719)	(1,080)
Debt due to a perpetual care trust	1,092	—
Pending deposits	383	(271)

Non-controlling interests	$33,112	$31,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the year ended December 31, 2005 and 2006 are as follows (in thousands):

	December 31,	December 31,
	2005	2006
Investment income	$2,480	$1,217
Realized gains	1,688	2,033
Realized losses	(140)	(501)
Expenses	(591)	(507)
Increase in non-controlling interests in perpetual care trust investments	(3,437)	(2,242)

	$—	$—

11. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2005 and 2006 were as follows:

	2005	2006
	(in thousands)
Agreements not to complete, net of accumulated amortization of $3,944 and $4,092, respectively	$831	$511
Deferred loan costs, net of accumulated amortization of $3,009 and $1,083, respectively	4,592	4,012
Deferred tax asset	15,894	16,540
Federal agency bond (cost approximates market)	—	5,000
Other	4,291	4,396

	$25,608	$30,459

     The cost of agreements not to compete with former owners of businesses acquired is amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
12. LONG-TERM DEBT
     Long-Term Debt
     The Company’s long-term debt consisted of the following at December 31:

	2005	2006
	(in thousands)
Credit Facility, secured floating rate $35 million line at December 31, 2005 and 2006. Interest is due on a quarterly basis and on the maturity date at prime or LIBOR options, matures in April, 2010	$—	$—
7.875% Senior Notes due 2015	130,000	130,000
Acquisition debt	4,305	2,669
Other	2,293	2,731
Less: current portion	(2,026)	(1,559)

	$134,572	$133,841

     In January 2005, the Company issued $130 million of 7.875% Senior Notes at par, due in 2015. The proceeds from these notes were used to refinance the Series 1999 Senior Notes, bring current the cumulative deferred distributions on the convertible junior subordinated debenture and the TIDES, and for general corporate purposes. In March 2005, the Company paid the cumulative deferred distributions on the TIDES totaling $10.9 million. During April 2005, the Company entered into a $35 million senior secured revolving credit facility that matures in five years to replace the existing unsecured credit facility. Borrowings under the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.	LONG-TERM DEBT (continued)
credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points. The credit facility is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn.
     In accordance with the terms of the Company’s credit facility, a portion of the cash proceeds from the sale of funeral home and cemetery businesses are pledged to the benefit of the lenders and are restricted for use only for acquisitions of similar businesses, capital expenditures, or paydowns of debt. During 2006, approximately $5.5 million of such proceeds were so pledged, with $2.6 million subsequently released from the pledge and $2.9 million remaining pledged as of December 31, 2006.
     Carriage, the parent entity, has no independent assets or operations. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds our debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the 7.875% Senior Notes. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the new Senior Notes.
     In connection with the 2005 senior note refinancing, the Company made a required “make whole” payment of $6.0 million (recorded as additional interest) and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share) during the first quarter of 2005. In connection with the new senior secured revolving credit facility, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs during the second quarter.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2005 and 2006.
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2006 are approximately $1,613,000, $2,122,000, $511,000, $229,000 and $238,000, respectively and $130,818,000 thereafter.
13.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     During June 1999, Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES), resulting in approximately $90 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The Company deferred the distributions during the period September 2003 to January 2005. The Company brought the deferred distributions current during January 2005. There are no deferred distributions at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.	COMMITMENTS AND CONTINGENCIES
     Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,625,000, $3,805,000 and $3,735,000 for 2004, 2005 and 2006, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,676,000 in 2005 and $1,387,000 in 2006, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2006, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease
	Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31, 2007	$2,109	$613
2008	1,894	638
2009	1,314	664
2010	920	691
2011	777	713
Thereafter	3,200	11,782

Total future minimum lease payments	$10,214	$15,101

Less: amount representing interest (rates ranging from 7% to 11.5%)		(10,322)
Less: current portion of obligations under capital leases		(51)

Long-term obligations under capital leases		$4,728

     Agreements and Employee Benefits
     Carriage obtained various agreements not to compete from former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments annually, quarterly or monthly. The aggregate payments due under these agreements for the next five years total $1,214,000, $1,045,000, $686,000, $602,000 and $411,000, respectively and $1,115,000 thereafter.
     The Company has entered into various consulting agreements with former owners of businesses acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $399,000, $331,000, $160,000, $50,000 and $18,000, respectively and $43,000 thereafter.
     The Company has entered into employment agreements with the executive officers. These agreements are generally for two to five years and provide for future payments bi-weekly plus discretionary bonus payments. These payments due under these agreements for the next four years total $895,000, $270,000, $270,000, and $202,500, respectively. New employment agreements for certain executive officers are expected to be completed in 2007.
     Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $365,000, $268,000 and $217,000 for 2004, 2005 and 2006, respectively. The Company does not offer any post-retirement or post-employment benefits.
     Other Commitments
     In 2005, the Company entered into an agreement to outsource the processing of transactions for the cemetery business. The Company and the contractor may terminate the contract for various reasons upon written notification and set terms. Payments vary based on the level of resources provided. The Company paid $1.2 and $2.2 million to the contractor for services in 2005 and 2006, respectively.

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
     The Company self-insures against certain insurable risks and carries insurance with coverage and coverage limits for risks in excess of the self-insured amounts consistent with management’s assessment of risks in the business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, management believes that the reserves and insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
15.	INCOME TAXES
     The provision (benefit) for income taxes from continuing operations for 2004, 2005 and 2006 consisted of:

	2004	2005	2006
	(in thousands)
Current:
U. S. Federal	$—	$—	$227
State	141	241	491

Total current provision	141	241	718

Deferred:
U. S. Federal	(156)	(302)	2,032
State	96	(395)	(375)

Total deferred provision (benefit)	(60)	(697)	1,657

Total income tax provision (benefit)	$81	$(456)	$2,375

     A reconciliation of taxes to the U.S. federal statutory rate to those reflected in the consolidated statements of operations for 2004, 2005 and 2006 is as follows:

	2004		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$3,748	34.0%	$(493)	34.0%	$2,108	34.0%
Effect of state income taxes, net of federal benefit	276	2.5	(36)	2.5	475	7.7
Effect of non-deductible expenses and other, net	120	1.1	214	(14.7)	101	1.6
Change in valuation allowance	(4,063)	(36.9)	(141)	9.7	(309)	(5.0)

	$81	0.7%	$(456)	31.5%	$2,375	38.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. INCOME TAXES (continued)
     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2005 and 2006 were as follows:

	2005	2006
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,501	$5,927
Accrued liabilities and other	1,525	1,672
Amortization of non-compete agreements	1,579	1,813
Amortization and depreciation	(12,729)	(13,697)
Preneed revenue and costs, net	20,618	23,320

	18,494	19,035
Valuation allowance	(1,075)	(823)

Total net deferred tax assets	$17,419	$18,212

Current deferred tax asset	$1,525	$1,672
Non-current deferred tax asset	15,894	16,540

Total net deferred tax assets	$17,419	$18,212

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2005 and 2006. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2005 and 2006.
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company reduced its valuation allowance and recorded deferred tax benefits in the amounts of $0.3 million (equal to $0.01 per diluted share) during 2006.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $9.7 million available at December 31, 2006 to offset future Federal taxable income, which expire between 2021and 2025 if not utilized. Carriage also has approximately $79.5 million of state net operating loss carryforwards that will expire between 2007 and 2026, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2006 is attributable to the deferred tax asset related to the state operating losses.
16.	STOCKHOLDERS’ EQUITY
     Stock Based Compensation Plans
     During the period 2004 through 2006 Carriage had five stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”), the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”). Substantially all of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan, the Director’s Plan and the Consultants Plan were terminated during 2006 prior to the approval of the 2006 Plan at the annual shareholders meeting. The expiration and termination of these plans does not affect the options previously issued and outstanding.
     All stock-based plans are administered by the Compensation Committee appointed by the Board of Directors. The 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Options are granted with an exercise price equal to or greater than the then fair market value of Carriage’s Common Stock as determined by the closing price on the date of the option grant. Because of changes in the Company’s compensation philosophy, options have not been awarded to officers since 2003 and only a small percentage of the outstanding options are currently unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.	STOCKHOLDERS’ EQUITY (continued)
     The status of each of the plans at December 31, 2006 are as follows (in thousands):

	Shares	Shares	Options
	Reserved	Available to Issue	Outstanding
1995 Plan	—	—	358
1996 Plan	—	—	642
Consultants’ Plan	—	—	8
Directors’ Plan	—	—	235
2006 Plan	1,350	1,309	—

Total	1,350	1,309	1,243

     A summary of the stock options at December 31, 2004, 2005 and 2006 and changes during the three years ended is presented in the table and narrative below:

		Year ended December 31,
	2004		2005		2006
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	(000)	Ex Price	(000)	Ex Price	(000)	Ex Price
Outstanding at beginning of period	1,679	$3.57	1,616	$3.64	1,365	$3.39
Granted	110	4.74	24	6.02	24	4.81
Exercised	(134)	2.46	(178)	2.99	(87)	3.01
Canceled or expired	(39)	8.27	(97)	8.93	(59)	6.06

Outstanding at end of year	1,616	3.64	1,365	3.39	1,243	3.32

Exercisable at end of year	1,385	3.51	1,253	3.30	1,202	3.28

Weighted average fair value of options granted		$2.21		$3.22		$2.44
     The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2006 totaled $2,795,000 and $2,768,000 respectively.
     The total intrinsic value of options exercised during 2004, 2005 and 2006 totaled $354,000, $357,000 and $155,000, respectively. As of December 31, 2006, there was $77,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately one year. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, the Company recorded compensation expense totaling $117,000 in 2006 related to the vesting of stock options.
     The following table further describes the Company’s outstanding stock options at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual
Range of	Number	Weighted-Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$1.19- 1.56	632	4.0	$1.49	632	$1.49
$2.06- 3.09	152	3.5	$2.89	151	$2.89
$3.12- 4.66	139	6.3	$4.21	102	$4.15
$4.77- 6.19	268	5.8	$5.06	266	$5.05
$7.56- 11.00	1	2.8	$8.06	1	$8.06
$13.25- 19.88	45	1.8	$15.09	45	$15.09
$21.00- 27.50	6	0.3	$21.19	5	$21.19

$1.19- 27.50	1,243	4.5	$3.32	1,202	$3.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.	STOCKHOLDERS’ EQUITY (continued)
     Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2004, employees purchased a total of 120,195 shares at a weighted average price of $3.51 per share. In 2005, employees purchased a total of 86,354 shares at a weighted average price of $4.20 per share. During 2006, employees purchased a total of 74,536 shares at a weighted average price of $4.03 per share. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, compensation cost totaling approximately $119,000 was expensed in 2006.
     The fair values of stock options granted during the three years and grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following weighted average assumptions:

	Stock Options	ESPP
2006 Assumptions:
Expected dividend yield	0%	0%
Expected volatility	58%	58%
Risk-free interest rate	4.25%	4.25%
Expected life (years)	5	.25,.50,.75,1

	Stock Options	ESPP
2005 Assumptions:
Expected dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	4.04%	4.04%
Expected life (years)	5	.25,.50,.75,1

	Stock Options	ESPP
2004 Assumptions:
Expected dividend yield	0%	0%
Expected volatility	47%	47%
Risk-free interest rate	3.00%	3.00%
Expected life (years)	5	.25,.50,.75,1
     The expected life of the ESPP grants represents the calendar quarters from the grant date (January 1) to the purchase date (end of each quarter).
Restricted Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers and key employees of the Company from the stock benefit plans. A summary of the status of unvested restricted stock awards as of December 31, 2006, and changes during 2006, is presented below:

		Weighted Average
	Shares	Grant Date
Unvested stock awards	(in thousands)	Fair Value
Unvested at January 1, 2006	416,500	$4.71
Awards	35,000	4.81
Cancellations	(65,250)	4.92
Vestings	(137,500)	4.56

Unvested at December 31, 2006	248,750	4.76

     The Company recognized $0.4, $0.6 and $0.5 million in compensation cost in 2004, 2005 and 2006, respectively, related to the vesting of restricted stock awards. As of December 31, 2006, there was $0.8 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.	STOCKHOLDERS’ EQUITY (continued)
     Director Compensation Plans
     The Company also has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees, and under which new directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. The value of the shares at the grant date is charged to expense as the shares vest. During the three years 2004 through 2006, the Company issued shares of common stock to directors totaling 19,639, 13,709 and 16,649 respectively, in lieu of payment in cash for their fees, the value of which was charged to operations. Additionally, the non-executive officer directors received a grant of 6,000 fully vested stock options each on the date of the annual stockholders meeting during 2004, 2005 and 2006. Pursuant to the Company’s adoption of FAS 123R at the beginning of 2006, the fair value of the 2006 option grants totaling $59,000 was charged to operations.
17.	PREFERRED STOCK
     The Company has 40,000,000 authorized shares of preferred stock, none of which is currently issued and outstanding.
18.	RELATED PARTY TRANSACTIONS
     As an incentive, the Company entered into an arrangement with a former owner, who also serves as a director to pay him 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in California through 2006, with a final payment payable in 2007 equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangement was to incentivise the individual to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the director totaled approximately $110,000, $276,000 and $344,000 for the years 2004, 2005 and 2006, respectively, and a final payment of $1,452,000 payable in the first quarter of 2007.
19.	EARNINGS PER SHARE
     The following table sets forth the computation of the basic and diluted earnings per share for 2004, 2005 and 2006:

	2004	2005	2006
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$9,953	$(993)	$3,826
Net income (loss) from discontinued operations	(719)	1,884	(5,242)
Cumulative effect of change in accounting method	—	(22,756)	—

Numerator for earnings per share — net income (loss)	$9,234	$(21,865)	$(1,416)

Denominator:
Denominator for basic earnings per share — weighted average shares	17,786	18,334	18,545
Effect of dilutive securities:
Stock options	474	—	367

Denominator for diluted earnings per share —weighted average shares and assumed	18,260	18,334	18,912

Basic earnings (loss) per share:
Continuing operations	$0.56	$(0.05)	$0.21
Discontinued operations	(0.04)	0.10	(0.29)
Cumulative effect of change in accounting method	—	(1.24)	—

Net income (loss)	$0.52	$(1.19)	$(0.08)

Diluted earnings (loss) per share:

Continuing operations	$0.55	$(0.05)	$0.20
Discontinued operations	(0.04)	0.10	(0.28)
Cumulative effect of change in accounting method	—	(1.24)	—

Net income (loss)	$0.51	$(1.19)	$(0.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.	EARNINGS PER SHARE (continued)
     Options to purchase 0.2 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2004, because the effect would be antidilutive as the average market price of the common shares.
     Options to purchase 1.2 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2005, because the effect would be antidilutive and 0.1 million shares because the exercise prices were greater than the average market price of the common shares.
     Options to purchase 0.1 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2006, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.
20.	MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States.

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2006	$114,927	$36,159	$—	$151,086
2005	111,643	37,555	—	149,198
2004	108,478	36,115	—	144,593
Net income (loss) from continuing operations:
2006	$18,923	$2,540	$(17,637)	$3,826
2005	18,389	4,265	(23,647)	(993)
2004	17,554	5,442	(13,043)	9,953
Total assets:
2006	$309,140	$181,225	$74,631	$564,996
2005	322,497	189,684	58,459	570,640
2004	344,940	205,230	14,986	565,156
Depreciation and amortization:
2006	$5,085	$2,171	$1,432	$8,688
2005	5,035	3,028	1,273	9,336
2004	6,260	3,127	1,260	10,647
Capital expenditures:
2006	$2,769	$2,154	$1,464	$6,387
2005	2,893	2,846	2,386	8,125
2004	3,484	1,140	1,142	5,766
Number of operating locations at year end:
2006	131	28	—	159
2005	133	29	—	162
2004	135	30	—	165
Interest expense
2006	$612	$97	$17,805	$18,514
2005	746	107	17,746	18,599
2004	879	116	15,913	16,908
Income tax expense (benefit) from continuing operations:
2006	$10,571	$1,307	$(9,503)	$2,375
2005	10,059	2,152	(12,667)	(456)
2004	10,149	3,022	(13,090)	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the year ended
	2004	2005	2006
Revenues Goods:
Funeral	$47,460	$48,594	$49,451
Cemetery	$26,092	$26,773	$24,385

Total goods	$73,552	$75,367	$73,836

Services:
Funeral	$61,018	$63,049	$65,476
Cemetery	$10,023	$10,782	$11,774

Total services	$71,041	$73,831	$77,250

Total revenues	$144,593	$149,198	$151,086

Cost of revenues
Goods:
Funeral	$44,120	$45,599	$46,297
Cemetery	$19,620	$22,190	$23,009

Total goods	$63,740	$67,789	$69,306

Services:
Funeral	$35,774	$36,852	$38,521
Cemetery	$7,917	$8,840	$9,207

Total services	$43,691	$45,692	$47,728

Total cost of revenues	$107,431	$113,481	$117,034

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22.	QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2005 and 2006, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Revenue from continuing operations	$41,042	$37,253	$35,125	$37,666
Gross profit from continuing operations	10,684	8,038	5,647	9,683
Income (loss) from continuing operations	2,263	629	(502)	1,436
Income (loss) from discontinued operations	(3,998)	74	(63)	(1,255)

Net income (loss)	$(1,735)	$703	$(565)	$181

Basic earnings per common share:
Income (loss) from continuing operations	$0.12	$0.04	$(0.03)	$0.08
Loss from discontinued operations	(0.21)	–	–	(0.07)

Net income (loss) per basic share	$(0.09)	$0.04	$(0.03)	$0.01

Diluted earnings per common share:
Income (loss) from continuing operations	$0.12	$0.04	$(0.03)	$0.08
Loss from discontinued operations	(0.21)	–	–	(0.07)

Net income (loss) per diluted share	$(0.09)	$0.04	$(0.03)	$0.01

2005
Revenue from continuing operations	$40,172	$36,675	$35,091	$37,260
Gross profit from continuing operations	11,522	8,516	7,674	8,005
Income (loss) from continuing operations	(1,563)	92	17	461
Income from discontinued operations	759	140	653	332
Cumulative effect of change in accounting method	(22,756)	–	–	–

Net income (loss)	$(23,560)	$232	$670	$793

Basic earnings per common share:
Income (loss) from continuing operations	$(0.09)	$0.01	$–	$0.02
Income from discontinued operations	0.04	–	0.04	0.02
Cumulative effect of change in accounting method	(1.24)	–	–	–

Net income (loss) per basic share	$(1.29)	$0.01	$0.04	$0.04

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.09)	$0.01	$–	$0.02
Income from discontinued operations	0.04	–	0.04	0.02
Cumulative effect of change in accounting method	(1.24)	–	–	–

Net income (loss) per diluted share	$(1.29)	$0.01	$0.04	$0.04

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Cash paid for interest and financing costs	$9,854	$33,169	$18,096
Cash paid (refunded) for income taxes	$(2)	$275	$(312)
Stock issued to directors or officers	$466	$1,338	$168
Net (gain) loss on sale of business assets	$650	$582	$(513)
Loss on early extinguishment of debt	$—	$978	$—
Loss on sale of trust investments	$235	$—	$—
Net deposits in preneed funeral trust investments	$(6,190)	$(5,138)	$(5,731)
Net deposits in cemetery trust investments	$(4,412)	$(3,095)	$(5,463)
Net deposits in perpetual care trust investments	$(393)	$(1,155)	$(5,227)
Net withdrawals in preneed funeral trust receivables	$1,834	$1,195	$617
Net (deposits) withdrawals in cemetery trust receivables	$1,522	$(467)	$1,311
Net withdrawals in preneed funeral contracts	$1,164	$663	$604
Net deposits in preneed funeral trust accounts increasing deferred revenue	$6,300	$2,318	$5,006
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) deferred revenue	$(2,108)	$10,074	$5,089
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) noncontrolling interests	$(1,284)	$1,304	$(1,310)
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	$3,919	$(379)	$716
Deposits in perpetual care trust accounts increasing noncontrolling interests	$29	$900	$3,120
Proceeds from the issuance of common stock through the employee stock purchase plan	$377	$406	$311
Proceeds from the exercise of stock options	$309	$530	$256

Restricted cash investing and financing activities:

Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	$51,323	$51,775	$73,887
Purchase of available for sale securities of the funeral and cemetery trusts	$59,644	$61,223	$62,323
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests	$(878)	$(2,123)	$(11,789)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24.	SUBSEQUENT BUSINESS ACQUISITION AND SALES
     Effective January 1, 2007, the Company acquired a combination funeral home and cemetery business and a funeral home business in Texas. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts in exchange for $11.1 million in cash.
     On January 16, 2007, the Company completed the sale of a funeral home business that was held for sale at December 31, 2006. The Company received net cash proceeds of $1.0 million. Losses of less than $0.1 million were recorded due to additional expenses related to the sale of the business. On February 26, 2007, the Company closed on a sale of a funeral business that was held for sale at December 31, 2006. The sale transaction generated net cash proceeds totaling $1.4 million and a gain of approximately $0.7 million.
     In November 2006, the Company entered into an Agreement to acquire substantially all the assets and assume certain liabilities of a combination funeral home and cemetery business in California in exchange for a cash payment at closing in the amount of $8.0 million. The acquisition is expected to close in April 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Carriage Services, Inc. and subsidiaries for 2006 and 2005 included in this Form 10-K, and have issued our report thereon dated March 9, 2007. Our audits for the years ended December 31, 2006, 2005 and 2004, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV, Item 15 (a)(2) for Carriage Services, Inc. and subsidiaries is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for preneed selling costs in 2005, and as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
/s/ KPMG LLP
Houston, Texas
March 9, 2007

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged to Costs
Description	Beginning of year	and Expenses	Deduction	Balance End of Year
Year ended December 31, 2004:
Allowance for bad debts, current portion	$1,807	$575	$1,442	$940
Allowance for cemetery bad debts and contract cancellations, noncurrent portion	$683	$1,610	$1,746	$547
Environmental remediation reserves	$121	$—	$18	$103
Employee severance accruals	$1,435	$395	$808	$1,022
Office closing and other accruals	$839	$—	$507	$332

Year ended December 31, 2005:
Allowance for bad debts, current portion	$940	$2,024	$2,027	$937
Allowance for cemetery bad debts and contract cancellations, noncurrent portion	$547	$624	$693	$478
Environmental remediation reserves	$103	$110	$70	$143
Employee severance accruals	$1,022	$355	$1,220	$157
Office closing and other accruals	$332	$3	$265	$70

Year ended December 31, 2006:
Allowance for bad debts, current portion	$937	$1,932	$1,944	$925
Allowance for cemetery bad debts and contract cancellations, noncurrent portion	$478	$1,948	$1,934	$492
Environmental remediation reserves	$143	$1,033	$824	$352
Employee severance accruals	$157	$451	$482	$126
Office closing and other accruals	$70	$—	$70	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2006 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting is presented on page 30 of this Annual Report on Form 10-K. The report of KPMG LLP relating to management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, the Consolidated Financial Statements and the financial statement schedule are presented on pages 31, 32 and 65, respectively, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Our management report on internal control over financial reporting for the year ended December 31, 2006 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTIORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) 1 FINANCIAL STATEMENTS
     The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:
     (a) 2 FINANCIAL STATEMENT SCHEDULES
     The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	65
Financial Statement Schedule II — Valuation and Qualifying Accounts	66
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by

Exhibit No.	Description
reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

Exhibit No.	Description
4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999. †

10.8	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.11	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2002. †

10.13	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

Exhibit No.	Description
10.15	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.16	Employment Agreement with George J. Klug dated March 30, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2005. †

10.17	Employment Agreement with Joseph Saporito dated November 4, 2005. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. †

*10.18	Termination Agreement with James J. Benard dated July 17, 2006. †

*10.19	Employment Agreement with J. Bradley Green dated September 11, 2006. †

*10.20	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc.

*10.21	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc.

*10.22	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

*10.23	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26,2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 9, 2007.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne Melvin C. Payne
Chairman of the Board, Chief Executive Officer, and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Melvin C. Payne Melvin C. Payne	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2007

/s/ Joseph Saporito Joseph Saporito	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 9, 2007

/s/ Terry E. Sanford Terry E. Sanford	Senior Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2007

/s/ Joe R. Davis Joe R. Davis	Director	March 9, 2007

/s/ Ronald A. Erickson Ronald A. Erickson	Director	March 9, 2007

/s/ Vincent D. Foster Vincent D. Foster	Director	March 9, 2007

/s/ Mark F. Wilson Mark F. Wilson	Director	March 9, 2007

Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

Exhibit No.	Description
4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.
4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Employment Agreement with Melvin C. Payne, dated November 8, 1999. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1999. †

10.8	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

Exhibit No.	Description
10.11	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with George J. Klug dated May 7, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2002. †

10.13	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †
10.15	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.16	Employment Agreement with George J. Klug dated March 30, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2005. †

10.17	Employment Agreement with Joseph Saporito dated November 4, 2005. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2005. †

*10.18	Termination Agreement with James J. Benard dated July 17, 2006. †

*10.19	Employment Agreement with J. Bradley Green dated September 11, 2006. †

*10.20	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc.

*10.21	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc.

*10.22	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

*10.23	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26,2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.