Form 10-Q
period 2007-03-31
CARRIAGE SERVICES INC
filed 2007-05-10
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, Suite 300, Houston	77056
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of May 1, 2007 was 18,940,190.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,820	$25,431
Short term investments	10,303	—
Accounts receivable, net of allowance for doubtful accounts of $925 in 2006 and $831 in 2007	13,822	15,202
Assets held for sale	2,634	—
Inventories and other current assets	11,883	12,072

Total current assets	61,462	52,705

Restricted cash	2,888	2,888
Federal agency bonds	5,000	5,000
Preneed cemetery trust investments	55,483	56,687
Preneed funeral trust investments	44,851	62,836
Preneed receivables, net of allowance for bad debts of $492 in 2006 and $574 in 2007	15,127	19,440
Receivables from preneed funeral trusts	15,649	15,309
Property, plant and equipment, at cost, net of accumulated depreciation of $47,250 in 2006 and $48,777 in 2007	99,894	102,806
Cemetery property	57,798	61,373
Goodwill	148,845	153,155
Deferred charges and other non-current assets	25,459	23,291
Cemetery perpetual care trust investments	32,540	35,130

Total assets	$564,996	$590,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,610	$1,690
Accounts payable	7,148	7,991
Accrued liabilities	15,888	10,428
Liabilities associated with assets held for sale	1,061	—

Total current liabilities	25,707	20,109
Senior long-term debt, net of current portion	133,841	133,656
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,728	4,711
Deferred preneed cemetery revenue	50,785	52,064
Deferred preneed funeral revenue	28,289	32,529
Non-controlling interests in cemetery trust investments	55,483	56,687
Non-controlling interests in funeral trust investments	44,851	62,836

Total liabilities	437,434	456,342

Commitments and contingencies

Non-controlling interests in perpetual care trust investments	31,189	33,976
Stockholders’ equity:

Common Stock, $.01 par value; 80,000,000 shares authorized;18,608,000 and 18,913,000 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	186	189
Additional paid-in capital	190,524	191,269
Accumulated deficit	(94,337)	(91,156)

Total stockholders’ equity	96,373	100,302

Total liabilities and stockholders’ equity	$564,996	$590,620

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2006	2007
Revenues:
Funeral	$30,988	$32,571
Cemetery	10,054	10,087

	41,042	42,658

Field costs and expenses:
Funeral	18,776	19,676
Cemetery	6,814	6,296
Depreciation and amortization	1,913	2,122
Regional and unallocated funeral and cemetery costs	1,463	1,439

	28,966	29,533
Gross profit	12,076	13,125
Corporate costs and expenses:
General, administrative and other	3,669	3,664
Home office depreciation and amortization	366	364

	4,035	4,028
Operating income	8,041	9,097
Interest expense	(4,636)	(4,620)
Interest income and other, net	216	445

Total interest and other	(4,420)	(4,175)

Income from continuing operations before income taxes	3,621	4,922
Provision for income taxes	(1,358)	(1,895)

Net income from continuing operations	2,263	3,027
Income (loss) from discontinued operations, net of tax	(3,998)	395

Net income (loss)	$(1,735)	$3,422

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.21)	0.02

Net income (loss)	$(0.09)	$0.18

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.16
Discontinued operations	(0.21)	0.02

Net income (loss)	$(0.09)	$0.18

Weighted average number of common and common equivalent shares outstanding:
Basic	18,484	18,763

Diluted	18,874	19,285

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS.
(unaudited and in thousands)

	For the three months
	ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(1,735)	$3,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	3,998	(395)
Depreciation and amortization	2,279	2,493
Loan cost amortization	179	179
Provision for losses on accounts receivable	839	662
Loss on sale or disposition of business assets	175	—
Stock-based compensation expense	238	251
Deferred income taxes	1,358	1,723
Other	(35)	57
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(741)	(884)
Inventories and other current assets	(11)	(174)
Deferred charges and other	(15)	22
Preneed funeral and cemetery trust investments	(4,924)	(2,041)
Accounts payable and accrued liabilities	(5,242)	(9,297)
Deferred preneed funeral and cemetery revenue	7,588	(400)
Non-controlling interests in preneed funeral and cemetery trusts	(3,030)	2,752

Net cash provided by (used in) operating activities of continuing operations	921	(1,628)
Net cash provided by operating activities of discontinued operations	260	3

Net cash provided by (used in) operating activities	1,181	(1,625)

Cash flows from investing activities:
Acquisitions	—	(6,419)
Proceeds from sales of businesses and other assets	65	—
Purchase of corporate investments	(13,790)	—
Maturities of corporate investments	11,501	10,303
Capital expenditures	(1,116)	(2,169)

Net cash provided by (used in) investing activities of continuing operations	(3,340)	1,715
Net cash provided by investing activities of discontinued operations	6	2,420

Net cash provided by (used in) investing activities	(3,334)	4,135

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(749)	(394)
Proceeds from the exercise of stock options and employee stock purchase plan	156	323
Tax benefit from stock-based compensation	35	172

Net cash provided by (used in) financing activities of continuing operations	(558)	101
Net cash used in financing activities of discontinued operations	(34)	—

Net cash provided by (used in) financing activities	(592)	101

Net increase (decrease) in cash and cash equivalents	(2,745)	2,611
Cash and cash equivalents at beginning of period	7,949	22,820

Cash and cash equivalents at end of period	$5,204	$25,431

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of March 31, 2007, the Company owned and operated 129 funeral homes in 27 states and 29 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three months ended March 31, 2006 and 2007 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction therewith.
     (d) Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     (e) Use of Estimates
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
     (f) Discontinued Operations
     In accordance with the Company’s strategic portfolio policy, non-strategic businesses are reviewed to determine whether the business should be sold and proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect.
     (g) Stock Plans and Stock-Based Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans, which are described in more detail in Note 16 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2006. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of awards for options or awards containing options is determined using the Black-Scholes valuation model. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method.

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
     (i) Consideration of Misstatements
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 is effective for financial statements as of the beginning of the first fiscal year ending after November 15, 2006. The Company adopted the requirements at the beginning of the first quarter of 2007, which had no effect on the financial statements.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.
3. CHANGE IN ACCOUNTING FOR INCOME TAX UNCERTAINTIES
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company at the beginning of the first quarter of 2007. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a reduction to the 2007 opening balance of Retained Earnings and an increase in noncurrent liabilities in the amount of $241,000, which includes accrued interest and penalties totaling $86,000. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $5.0 million at January 31, 2007, resulting from deductions totaling $13.4 million on Federal returns and $7.9 million on various state returns. The effect of applying FIN 48 for the three months ended March 31, 2007 was not material to operations. The Company has net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
     The Company’s Federal income tax returns for 2001 through 2006 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2006. The Company believes it is reasonably possible it will recognize the unrecognized tax benefits upon the expiration of statutes of limitations of previously deducted expenses.

4. ACQUISITION
     Effective January 1, 2007, the Company acquired a combination funeral home and cemetery business and a funeral home business in Texas for cash in the amount of $6.4 million and the assumption of liabilities totaling $4.7 million. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill in the amount of $4.3 million. The results of the acquired businesses are included in the Company’s results from the date of acquisition. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results.
     The effect of the acquisition on the consolidated balance sheet at March 31, 2007 was as follows (in thousands):

Current Assets	$1,177
Cemetery property	3,859
Property, plant & equipment	2,887
Goodwill	4,310
Preneed Assets	19,282
Non-current assets	295
Current liabilities	(4,423)
Deferred preneed revenues	(1,433)
Other liabilities	(310)
Non-controlling interest in trusts	(19,225)

Cash used for acquisition	$6,419

5. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     In the first quarter of 2007, the Company sold two funeral home businesses for approximately $2.4 million and recognized a gain of $0.7 million. During 2006, the Company recorded impairment charges totaling $6.1 million, which is related to specifically identified goodwill, for these businesses that were subsequently sold in 2006.
     At December 31, 2006, assets and liabilities associated with the funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands). The assets and liabilities associated with the funeral home business held for sale at March 31, 2006 were not material.

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

	For the three months
	ended March 31,
	2006	2007
Revenues	$1,332	$145

Operating income	$222	$(35)
Impairment and gain on sale, respectively	(6,102)	677
(Provision) benefit for income taxes	1,882	(247)

Income (loss) from discontinued operations	$(3,998)	$395

6. GOODWILL
     Many of the acquired funeral homes, former owners and staff have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill.
     The following table presents the changes in goodwill in the accompanying consolidated balance sheet (in thousands):

March 31,
2007
Goodwill at beginning of year	$148,845
Divestitures	—
Acquisitions	4,310

Goodwill at end of period	$153,155

7. PRENEED TRUST INVESTMENTS
Cemetery preneed trust investments
     Cemetery preneed trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with cemetery preneed trust investments at March 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$2,757	$—	$—	$2,757
Fixed income securities:
U.S. Agency obligations	20,629	29	(40)	20,618
State obligations	379	9	—	388
Corporate	2,425	19	(12)	2,432
Other	6	—	—	6

Common stock	9,994	1,748	(104)	11,638
Mutual funds:
Equity	11,835	1,543	(114)	13,264
Fixed income	5,199	111	(11)	5,299

	$53,224	$3,459	$(281)	$56,402

Accrued investment income	$285			$285

Trust investments				$56,687

Market value as a percentage of cost				106.5%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$2,947
Due in one to five years	15,400
Due in five to ten years	4,936
Thereafter	161

$23,444

Preneed funeral trust investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral receivables and trust investments are reduced by the trust investment earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws.
     The cost and market values associated with preneed funeral trust investments at March 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$17,768	$—	$—	$17,768
Fixed income securities:
U.S. Treasury	8,123	15	(14)	8,124
State obligations	10,965	90	—	11,055
Corporate	2,180	27	(21)	2,186
Mortgage Backed Securities	1,061	1	(16)	1,046

Common stock	5,608	1,750	(17)	7,341
Mutual funds:
Equity	10,576	1,352	(65)	11,863
Fixed income	3,206	269	(22)	3,453

Trust investments	$59,487	$3,504	$(155)	$62,836

Market value as a percentage of cost				105.6%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$3,169
Due in one to five years	14,235
Due in five to ten years	4,760
Thereafter	247

$22,411

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

Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three months ended March 31, 2006 and 2007 are as follows (in thousands).

	For the three months
	ended March 31,
	2006	2007
Investment income	$777	$865
Realized gains	1,356	378
Realized losses	(556)	(174)
Expenses	(295)	(172)
Increase in non-controlling interests in trust investments	(1,282)	(897)

	$—	$—

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $170 million at March 31, 2007, and are not included in the Company’s consolidated balance sheet.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$2,117	$—	$—	$2,117
Fixed income securities:
U.S. Treasury	202	—	(2)	200
U.S. Agency obligation	6,080	10	(31)	6,059
State obligations	609	14	—	623
Corporate	1,049	26	(1)	1,074
Other	351	—	(9)	342
Common stock	9,224	1,682	(99)	10,807
Mutual funds:
Equity	6,650	1,023	(104)	7,569
Fixed income	6,119	149	(5)	6,263

	$32,401	$2,904	$(251)	$35,054

Accrued investment income	$76			76

Trust investments				$35,130

Market value as a percentage of cost				108.4%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$2,162
Due in one to five years	4,448
Due in five to ten years	1,434
Thereafter	252

$8,296

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2006 and March 31, 2007 are as follows:

	December 31,	March 31,
	2006	2007
Trust assets, at market value	$32,540	$35,130
Pending withdrawals of income	(1,351)	(1,154)

Non-controlling interests	$31,189	$33,976

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three months ended March 31, 2006 and 2007 are as follows (in thousands).

	For the three months
	ended March 31,
	2006	2007
Investment income	460	$330
Realized gains	805	373
Realized losses	(304)	(27)
Expenses	(10)	42
Increase in non-controlling interests in trust investments	(951)	(718)

	$—	$—

11. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2007	$32,571	$10,087	$—	$42,658
Three months ended March 31, 2006	$30,988	$10,054	$—	$41,042

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2007	$10,418	$2,137	$(7,633)	$4,922
Three months ended March 31, 2006	$9,091	$1,622	$(7,092)	$3,621

Total assets:
March 31, 2007	$329,612	$196,158	$64,850	$590,620
December 31, 2006	$309,140	$181,225	$74,631	$564,996

12. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months
	ended March 31,
	2006	2007
Revenues
Goods
Funeral	$13,306	$13,649
Cemetery	7,006	7,023

Total goods	$20,312	$20,672

Services
Funeral	$17,682	$18,922
Cemetery	3,048	3,064

Total services	$20,730	$21,986

Total revenues	$41,042	$42,658

Cost of revenues
Goods
Funeral	$10,618	$11,028
Cemetery	5,073	4,574

Total goods	$15,691	$15,602

Services
Funeral	$8,126	$8,648
Cemetery	1,773	1,722

Total services	$9,899	$10,370

Total cost of revenues	$25,590	$25,972

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the three months ended
	March 31,
	2006	2007
Cash paid for interest and financing costs	7,151	7,083
Cash paid for income taxes (state)	87	255
Restricted common stock issued to officers	—	1,155
Net deposits (withdrawals) in preneed funeral trust investments	57	(335)
Net deposits in preneed cemetery trust investments	(3,064)	(1,204)
Net deposits into perpetual care trusts	(2,154)	(958)
Net withdrawals from preneed funeral trust receivables	37	175
Net (deposits) withdrawals in cemetery trust receivables	368	(62)
Net withdrawals (deposits) in preneed funeral receivables	(168)	343
Net deposits (withdrawals) in preneed funeral trust accounts increasing deferred revenue	1,830	(189)
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) deferred revenue	5,758	(211)
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) noncontrolling interests	(1,787)	335
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	(1,925)	1,204
Deposits in perpetual care trust accounts increasing noncontrolling interests	682	1,213

Restricted cash investing and financing activities:

Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	14,418	13,868
Purchase of available for sale securities of the funeral and cemetery trusts	10,579	14,223
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests	(7,573)	11,702
14. DEBT
     The Company has outstanding $130 million of 7.875 % Senior Notes, due in 2015 and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility in which borrowings under credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points and is collateralized by all personal property and by funeral home real property in certain states. The facility is currently undrawn.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds the debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the Senior Notes. Additionally, the Company does not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Senior Notes.
15. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the first quarter of 2007. During the first quarter of 2007, employees purchased a total of 19,758 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.33 per share. The Company recorded pre-tax stock-based compensation expense for the stock options and the ESPP totaling $51,000 and $39,000 for the three months ended March 31, 2006 and 2007. As of March 31, 2007, there was $21,000 of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested stock options that are expected to be recognized over a weighted-average period of approximately one year.

     The fair value of the right (option) to purchase shares under the ESPP during 2006 and 2007, respectively, is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
Employee Stock Purchase Plan	March 31, 2006	March 31, 2007
Dividend yield	None	None
Expected volatility	50.0%	23.7%
Risk-free interest rate	4.04%	4.96%
Expected life (in years)	0.25	0.25
     Expected volatilities are based on the historical volatility for the last twelve months of our stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yields in effect at the time of grant.
     Restricted stock
     The Company granted 180,500 shares of restricted stock to certain officers and employees during the first quarter of 2007, with a four-year vesting period. The Company recorded $152,000 and $141,000 in pre-tax compensation expense for the three months ended March 31, 2006 and 2007, respectively, related to the vesting of restricted stock awards. As of March 31, 2007, there was $1,748,000 of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.
     Directors’ compensation
     During the three months ended March 31, 2006 and 2007, the Company issued unrestricted common stock to directors totaling 6,909 and 7,822 shares respectively, in lieu of payment in cash for their fees, the value of which totaled $35,000 and $40,000, respectively.
16. SUBSEQUENT ACQUISITION
     The Company acquired substantially all the assets and assumed liabilities of a combination funeral home and cemetery business in California on April 2, 2007 in exchange for a cash payment at closing in the amount of $8.0 million.

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
Cautionary Statements
          We caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. For further information regarding risks associated with our business and the death care industry, see Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2006.
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
          (6) Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our standards-based Being the Best operating model.
          (7) Our smaller businesses are typically dependent upon one or a few key employees for success.
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

OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of March 31, 2007, we operated 129 funeral homes in 27 states and 29 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 39% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 53% of our cemetery revenues for the three months ended March 31, 2007 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 9% of our cemetery revenues for the three months ended March 31, 2007 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices. In certain businesses we have determined that the business managers do not possess the characteristics to succeed in this type of culture, and we have been actively recruiting new managers who do. We have also determined that this model is most effective in larger businesses. Being the best is not something that occurs easily and quickly, but we believe execution of the model should result in improving performance in 2007 and beyond.
     Financial Highlights
     Net income from continuing operations for the three months ended March 31, 2007 totaled $3.0 million, equal to $0.16 per diluted share as compared to net income from continuing operations of $2.3 million for the first quarter of 2006 or $0.12 per diluted share. The improvement is due in large part to the success of three initiatives in which we have focused our attention to improve operating results for 2007: (1) the turnaround of existing Central Region funeral homes, (2) new leadership and sales growth at Rolling Hills Memorial Park and (3) operating results from 2007 acquisitions. The existing Central Region funeral homes generated 4.5% higher revenues and $0.4 million in additional net income, equal to $0.02 per diluted share in the first quarter of 2007 when compared to the same period in 2006. A new general manger was hired at the beginning of 2007 at Rolling Hills Memorial Park, and with the influence of that new leadership and other improvements, revenues at Rolling Hills Memorial Park increased 28.9% which helped generate $0.3 million in additional net earnings, equal to $0.015 per diluted share. The acquisition of a combination funeral home and cemetery and a stand-alone funeral home in Corpus Christi, Texas in January 2007 generated revenues totaling $1.3 million and net income of $0.2 million, equal to $0.012 per diluted share.
     Income from discontinued operations for the three months ended March 31, 2007 totaled $0.4 million, equal to $0.02 per diluted share. During January 2007, the Company completed the sale of a funeral home business, resulting in a pre-tax gain of $0.7 million. Loss from discontinued operations for the three months ended March 31, 2006 totaled $4.0 million, equal to $0.21 per diluted share. In March 2006, we entered into a plan to sell a funeral home business and a combination funeral home and cemetery business in the State of Indiana, both of which were in small markets not strategic to our future plans. We recorded pre-tax impairment charges of approximately $6.1 million to write down the current book value to the estimated net proceeds. The sales of these businesses were completed in the third quarter of 2006.

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
     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States excluding certain year end adjustments because of the interim nature of the consolidated financial statements. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2006. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
     When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions earned by the Company are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related costs of originating preneed sales contracts and are expensed as incurred.
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
Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes” and account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of share based payment is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method.
     We have granted restricted stock to certain officers and key employees of the Company, which vest over a period of four years. These shares are valued at the dates granted and the value is charged to operations as the shares vest.
Discontinued Operations
     In accordance with the Company’s strategic portfolio policy, non-strategic businesses are reviewed to determine whether the businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect.
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three month periods ended March 31, 2006 and 2007. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Gross profit for purposes of this analysis does not include regional and unallocated funeral and cemetery costs which total $1.5 million and $1.4 million, respectively.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the funeral home operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2007(dollars in thousands).

	Three Months Ended
	March 31,		Change
	2006	2007	Amount	%
Total same-store revenue	$30,401	$30,977	$576	1.9%
Acquired	—	952	952	*
Preneed insurance commissions revenue	587	642	55	9.4%

Revenues from continuing operations	$30,988	$32,571	$1,583	5.1%

Revenues from discontinued operations	$1,142	$145	$(997)	*

Total same-store gross profit	$10,354	$10,598	$244	2.4%
Acquired	—	367	367	*
Preneed insurance commissions revenue	587	642	55	9.4%

Gross profit from continuing operations	$10,941	$11,607	$666	6.1%

Gross profit from discontinued operations	$314	$(35)	$(349)	*

*	not meaningful
     Funeral same-store revenues for the three months ended March 31, 2007 increased $0.6 million, or 1.9%, when compared to the three months ended March 31, 2006 as we experienced a decrease of 1.7% in the number of contracts and an increase of 3.6% to $5,285 in the average revenue per contract for those existing operations. Total funeral same-store gross profit for the three months ended March 31, 2007 increased $0.2 million from the comparable three months of 2006, and as a percentage of funeral same-store revenue, increased from 34.1% to 34.2%. The Central Region accounted for $419,000 of the increase in same-store revenues and provided most of the increase in same-store profits. The improvement in the Central Region was due to the ability to realize a 6.4% increase in the average revenue per contract and more aggressive expense management.
     Acquired revenue and gross profit is related primarily to the businesses acquired at the beginning of 2007 in Corpus Christi, Texas.
     Cremation services represented 35.0 % of the number of funeral services during the first quarter of 2007, an increase from 33.4 % in the first quarter of 2006. The average revenue for burial contracts increased 5.4 % to $7,309, and the average revenue for cremation contracts increased 6.7% to $2,817. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately nine percent of the number of contracts, declined 8.4% to $2,132. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the cemetery operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2007(dollars in thousands).

	Three Months Ended
	March 31,		Change
	2006	2007	Amount	%
Total same-store revenue	$10,054	$9,699	$(355)	(3.5)%
Acquired	—	388	388	*

Revenues from continuing operations	$10,054	$10,087	$33	0.3%

Revenues from discontinued operations	$190	$—	$(190)	*

Total same-store gross profit	$2,599	$2,901	$302	11.6%
Acquired	—	56	56	*

Gross profit from continuing operations	$2,599	$2,957	$358	13.8%

Gross profit from discontinued operations	$(92)	$—	$92	*

*	not meaningful
     Cemetery same-store revenues for the three months ended March 31, 2007 decreased $0.4 million, or 3.5% compared to the three months ended March 31, 2006, the majority of which was due to the recognition of the sale of a private mausoleum in the 2006 period. Total atneed revenues increased from $3.5 million to $3.8 million. Total revenue from preneed property sales increased $0.2 million. Though the number of interments sold on a preneed basis remained the same, the average price per space increased 5.0%.
     Cemetery same-store gross profit for the three months ended March 31, 2007 increased $0.3 million from the comparable three months of 2006 and as a percentage of revenues increased from 25.9% to 30.0%, the primary reason was an increase of pre-tax earnings of $476,000 at Rolling Hills Memorial Park. Secondarily, improvements in collection efforts resulted in lower bad debt expense.
     Acquired revenue and gross profit represents the results of Seaside Cemetery in Corpus Christi, Texas.
     Other. General, administrative and other expenses totaled $3.7 million for the three months ended March 31, 2007 and the three months ended March 31, 2006. Included in this category are the costs to integrate the businesses acquired in Corpus Christi.
     Income Taxes
     The Company recorded income taxes on earnings from continuing operations at the effective rate of 38.5% during 2007. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $6.9 million (excluding $13.3 million of unrecognized deductions) available at March 31, 2007 to offset future Federal taxable income, which expire between 2021 and 2025 if not utilized. Carriage also has approximately $72.3 million of state net operating loss carryforwards that will expire between 2006 and 2025, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and corporate investments at March 31, 2007 totaled $33.3 million and consisted of $25.4 million in cash, $2.9 million in restricted cash and $5.0 million in Federal agency bonds. Cash and corporate investments totaled $41.0 million at December 31, 2006. The decrease of $7.7 million since year end 2006 is primarily attributable to the $6.4 million used in the acquisition in the first quarter of 2007. For the three months ended March 31, 2007, cash used by operating activities was $1.6 million as compared to $1.2 million for the three months ended March 31, 2006. Additionally, capital expenditures totaled $2.2 million compared to $1.1 million in the prior year.
     In accordance with the terms of our credit facility, a portion of the cash proceeds from the sale of funeral home and cemetery businesses are pledged to the benefit of the lenders and are restricted for use only for acquisitions of similar businesses, capital expenditures, or paydowns of debt. At March 31, 2007, $2.9 million was pledged for that purpose, and $1.5 million was released back to the Company during April 2007.

     The Company’s senior debt at March 31, 2007 totaled $140.1 million and consisted of $130.0 million in Senior Notes, described below, and $10.1 million in acquisition indebtedness and capital lease obligations. Additionally, $0.4 million in letters of credit were issued under the credit facility and were outstanding at March 31, 2007.
     The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the new credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 300 basis points. The revolving line of credit is currently undrawn.
     The outstanding principal amount of the Company’s convertible junior subordinated debenture is $93.75 million, is payable to the Company’s unconsolidated affiliate, Carriage Services Capital Trust, bears interest at 7% and matures in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES). The rights of the debenture are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During the deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company currently expects to continue paying the distributions as due.
     The Company intends to use its cash and short-term investments, cash flow provided by operations (which is expected to total $14 to $16 million in 2007) and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
SEASONALITY
     The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
     Inflation has not had a significant impact on the results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Market Risk Disclosure” in the Company’s annual report filed on Form 10-K for the year ended December 31, 2006. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None
Issuance of Unregistered Securities
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

CARRIAGE SERVICES, INC.

May 9, 2007	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350