Form 10-Q/A
period 2007-03-31
CARRIAGE SERVICES INC
filed 2007-05-15
CIK 1016281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 10, 2007, and is being filed to amend the Consolidated Statements of Cash Flows to correct a classification error solely between Net cash provided by operating activities and Net cash provided by investing activities, Note 4 to the Consolidated Financial Statements to correct the cash used for acquisition and the first paragraph within the Liquidity and Capital Resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I.
     This Amendment contains the complete text of the original report with the corrected information appearing in the Consolidated Statements of Cash Flows, Note 4 and the first paragraph under Liquidity and Capital Resources section of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I and does not change our previously reported Consolidated Balance Sheet and Consolidated Statement of Operations or any other section of the original Form 10-Q .

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

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS.
(unaudited and in thousands)

	For the three months
	ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(1,735)	$3,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	3,998	(395)
Depreciation and amortization	2,279	2,493
Loan cost amortization	179	179
Provision for losses on accounts receivable	839	662
Loss on sale or disposition of business assets	175	—
Stock-based compensation expense	238	251
Deferred income taxes	1,358	1,723
Other	(35)	59
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(741)	(884)
Inventories and other current assets	(11)	(174)
Deferred charges and other	(15)	22
Preneed funeral and cemetery trust investments	(4,924)	(2,041)
Accounts payable and accrued liabilities	(5,242)	(5,724)
Deferred preneed funeral and cemetery revenue	7,588	(400)
Non-controlling interests in preneed funeral and cemetery trusts	(3,030)	2,752

Net cash provided by (used in) operating activities of continuing operations	921	1,945
Net cash provided by operating activities of discontinued operations	260	3

Net cash provided by (used in) operating activities	1,181	1,948

Cash flows from investing activities:
Acquisitions	—	(9,992)
Proceeds from sales of businesses and other assets	65	—
Purchase of corporate investments	(13,790)	—
Maturities of corporate investments	11,501	10,303
Capital expenditures	(1,116)	(2,169)

Net cash provided by (used in) investing activities of continuing operations	(3,340)	(1,858)
Net cash provided by investing activities of discontinued operations	6	2,420

Net cash provided by (used in) investing activities	(3,334)	562

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(749)	(394)
Proceeds from the exercise of stock options and employee stock purchase plan	156	323
Tax benefit from stock-based compensation	35	172

Net cash provided by (used in) financing activities of continuing operations	(558)	101
Net cash used in financing activities of discontinued operations	(34)	—

Net cash provided by (used in) financing activities	(592)	101

Net increase (decrease) in cash and cash equivalents	(2,745)	2,611
Cash and cash equivalents at beginning of period	7,949	22,820

Cash and cash equivalents at end of period	$5,204	$25,431

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
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $5.0 million at January 1, 2007, resulting from deductions totaling $13.4 million on Federal returns and $7.9 million on various state returns. The effect of applying FIN 48 for the three months ended March 31, 2007 was not material to operations. The Company has net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
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

4. ACQUISITION
     Effective January 1, 2007, the Company acquired a combination funeral home and cemetery business and a funeral home business in Texas for cash in the amount of $10.0 million, the assumption of liabilities totaling $0.3 million and $0.8 million held in escrow subject to the terms of the agreement. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill in the amount of $4.3 million. The results of the acquired businesses are included in the Company’s results from the date of acquisition. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results.
     The effect of the acquisition on the consolidated balance sheet at March 31, 2007 was as follows (in thousands):

Current Assets	$1,177
Cemetery property	3,859
Property, plant & equipment	2,887
Goodwill	4,310
Preneed Assets	19,282
Non-current assets	295
Current liabilities	(850)
Deferred preneed revenues	(1,433)
Other liabilities	(310)
Non-controlling interest in trusts	(19,225)

Cash used for acquisition	$9,992

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

     The fair value of the right (option) to purchase shares under the ESPP during 2006 and 2007, respectively, is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
Employee Stock Purchase Plan	March 31, 2006	March 31, 2007
Dividend yield	None	None
Expected volatility	58.0%	23.7%
Risk-free interest rate	4.25%	4.96%
Expected life (in years)	0.25	0.25
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
LIQUIDITY AND CAPITAL RESOURCES
     Cash and corporate investments at March 31, 2007 totaled $33.3 million and consisted of $25.4 million in cash, $2.9 million in restricted cash and $5.0 million in Federal agency bonds. Cash and corporate investments totaled $41.0 million at December 31, 2006. The decrease of $7.7 million since year end 2006 is primarily attributable to the $10.0 million used in the acquisition in the first quarter of 2007. For the three months ended March 31, 2007, cash provided by operating activities was $1.9 million as compared to $1.2 million for the three months ended March 31, 2006. Additionally, capital expenditures totaled $2.2 million compared to $1.1 million in the prior year.
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

CARRIAGE SERVICES, INC.

May 15, 2007	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350