Form 10-Q
period 2007-06-30
CARRIAGE SERVICES INC
filed 2007-08-09
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The number of shares of the Registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2007 was 19,047,339.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,820	$14,342
Short term investments	10,303	—
Accounts receivable, net of allowance for doubtful accounts of $925 in 2006 and $1,519 in 2007	13,822	13,723
Assets held for sale	2,634	—
Inventories and other current assets	11,883	11,913

Total current assets	61,462	39,978

Restricted cash	2,888	—
Federal agency bond	5,000	5,000
Preneed cemetery trust investments	55,483	61,743
Preneed funeral trust investments	44,851	66,405
Preneed receivables, net of allowance for bad debts of $492 in 2006 and $600 in 2007	15,127	19,781
Receivables from preneed funeral trusts	15,649	15,297
Property, plant and equipment, at cost, net of accumulated depreciation of $47,250 in 2006 and $50,152 in 2007	99,894	111,719
Cemetery property	57,798	67,627
Goodwill	148,845	158,854
Deferred charges and other non-current assets	25,459	23,934
Cemetery perpetual care trust investments	32,540	37,197

Total assets	$564,996	$607,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,610	$1,664
Accounts payable	7,148	8,455
Accrued liabilities	15,888	13,650
Liabilities associated with assets held for sale	1,061	—

Total current liabilities	25,707	23,769
Senior long-term debt, net of current portion	133,841	133,285
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,728	4,700
Deferred preneed cemetery revenue	50,785	52,859
Deferred preneed funeral revenue	28,289	31,564
Non-controlling interests in cemetery trust investments	55,483	61,743
Non-controlling interests in funeral trust investments	44,851	66,405

Total liabilities	437,434	468,075

Commitments and contingencies

Non-controlling interests in perpetual care trust investments	31,189	36,593
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized;18,608,000 and 19,000,000 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	186	190
Additional paid-in capital	190,524	191,879
Accumulated deficit	(94,337)	(89,202)

Total stockholders’ equity	96,373	102,867

Total liabilities and stockholders’ equity	$564,996	$607,535

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007
Revenues:
Funeral	$28,072	$30,419	$59,059	$62,994
Cemetery	9,182	11,242	19,236	21,328

	37,254	41,661	78,295	84,322

Field costs and expenses:
Funeral	18,595	19,320	37,497	38,795
Cemetery	6,798	7,463	13,629	13,762
Depreciation and amortization	2,143	1,952	4,318	4,074
Regional and unallocated funeral and cemetery costs	1,474	1,787	3,707	3,614

	29,010	30,522	59,151	60,245
Gross profit	8,244	11,139	19,144	24,077
Corporate costs and expenses:
General, administrative and other	2,591	3,507	5,085	6,984
Home office depreciation and amortization	364	347	731	711

	2,955	3,854	5,816	7,695
Operating income	5,289	7,285	13,328	16,382
Interest expense	(4,629)	(4,588)	(9,265)	(9,208)
Interest income and other, net	347	430	563	875

Total interest and other	(4,282)	(4,158)	(8,702)	(8,333)

Income from continuing operations before income taxes	1,007	3,127	4,626	8,049
Provision for income taxes	(378)	(1,204)	(1,735)	(3,099)

Net income from continuing operations	629	1,923	2,891	4,950
Income (loss) from discontinued operations, net of tax	74	32	(3,923)	426

Net income (loss)	$703	$1,955	$(1,032)	$5,376

Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.10	$0.16	$0.26
Discontinued operations	—	—	(0.20)	0.02

Net income (loss)	$0.04	$0.10	$(0.04)	$0.28

Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.10	$0.15	$0.26
Discontinued operations	—	—	(0.20)	0.02

Net income (loss)	$0.04	$0.10	$(0.05)	$0.28

Weighted average number of common and common equivalent shares outstanding:
Basic	18,545	18,963	18,514	18,864

Diluted	18,902	19,442	18,888	19,364

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months
	ended June 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(1,032)	$5,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	3,923	(692)
Depreciation and amortization	4,504	4,785
Loan cost amortization	357	357
Provision for losses on accounts receivable	1,898	1,472
Loss on sale or disposition of business assets	175	36
Stock-based compensation expense	467	628
Deferred income taxes	1,735	2,796
Other	(43)	48

Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(847)	(418)
Inventories and other current assets	508	245
Deferred charges and other	(20)	(911)
Preneed funeral and cemetery trust investments	(8,262)	(9,621)
Accounts payable and accrued liabilities	(2,418)	(1,910)
Deferred preneed funeral and cemetery revenue	11,414	(1,836)
Non-controlling interests in preneed funeral and cemetery trusts	(3,112)	6,122

Net cash provided by operating activities of continuing operations	9,247	10,149
Net cash provided by operating activities of discontinued operations	358	231

Net cash provided by operating activities	9,605	10,380

Cash flows from investing activities:
Acquisitions	—	(28,902)
Purchase of corporate investments	(35,625)	—
Maturities of corporate investments	26,554	10,303
Capital expenditures	(2,388)	(5,598)
Withdrawal of restricted cash	—	2,888

Net cash used in investing activities of continuing operations	(11,459)	(21,309)
Net cash provided by (used in) investing activities of discontinued operations	(15)	2,523

Net cash used in investing activities	(11,474)	(18,786)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(1,152)	(530)
Proceeds from the exercise of stock options and employee stock purchase plan	319	500
Tax benefit from stock-based compensation	44	231

Net cash used in financing activities of continuing operations	(789)	201
Net cash used in financing activities of discontinued operations	(83)	(273)

Net cash used in financing activities	(872)	(72)

Net decrease in cash and cash equivalents	(2,741)	(8,478)
Cash and cash equivalents at beginning of period	7,949	22,820

Cash and cash equivalents at end of period	$5,208	$14,342

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of June 30, 2007, the Company owned and operated 130 funeral homes in 27 states and 32 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three and six month periods months ended June 30, 2006 and 2007 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction therewith.
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
     (f) Discontinued Operations
     In accordance with the Company’s strategic portfolio optimization model, non-strategic businesses are reviewed to determine whether the business should be sold and proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect.
     (g) Stock Plans and Stock-Based Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans, which are described in more detail in Note 16 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2006. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method.

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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS No. 159 will have on its consolidated financial statements.
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
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $5.1 million at January 1, 2007, resulting from deductions totaling $13.8 million on Federal returns and $7.9 million on various state returns. The effect of applying FIN 48 for the six months ended June 30, 2007 was not material to operations. The Company has net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
     The Company’s Federal income tax returns for 2001 through 2006 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2006. The Company believes it will recognize the unrecognized tax benefits upon the expiration of statutes of limitations of previously deducted expenses.

4. ACQUISITIONS
     Effective April 2, 2007, the Company acquired a combination funeral home and cemetery business in California for cash in the amount of $8.2 million. Effective June 12, 2007, the Company acquired a combination funeral home and cemetery business and a cemetery business in Idaho for cash in the amount of $9.0 million and the assumption of liabilities totaling $0.8 million. For these acquisitions, the Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill in the amount of $5.5 million. Also the Company acquired certain assets of a funeral home business in New Mexico for $0.9 million which have been integrated with an existing business in the same market. The results of the acquired businesses are included in the Company’s results from the date of acquisition. The proforma impact of the acquisitions on the prior period is not presented as the impact is not material to reported results.
     The effect of the acquisitions on the consolidated balance sheet at June 30, 2007 was as follows (in thousands):

Current Assets	$387
Cemetery property	6,361
Property, plant & equipment	7,784
Goodwill	5,529
Preneed Assets	7,872
Non-current assets	903
Current liabilities	(27)
Deferred preneed revenues	(2,027)
Other liabilities	(816)
Non-controlling interest in trusts	(7,872)

Cash used for acquisition	$18,094
Assumed debt paid off at acquisition	816

$18,910

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
     In the second quarter of 2007, the Company sold a funeral home business for approximately $0.8 million and recognized a gain of $0.1 million.
     At December 31, 2006, assets and liabilities associated with the funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands). No businesses were held for sale at June 30, 2007.

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

	For the three months		For the six months
	ended June 30,		ended June 30, 2007
	2006	2007	2006	2007
Revenues	$1,457	$86	$2,789	$231

Operating income	$349	$—	$571	(36)
Gain (loss) on sale and (impairment)	(230)	51	(6,332)	728
(Provision) benefit for income taxes	(45)	(19)	1,838	(266)

Income (loss) from discontinued operations	$74	$32	$(3,923)	$426

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
     The following table presents the changes in goodwill in the accompanying consolidated balance sheet (in thousands):

June 30,
2007
Goodwill at beginning of year	$148,845
Acquisitions	10,009

Goodwill at end of period	$158,854

7. PRENEED TRUST INVESTMENTS
Cemetery preneed trust investments
     Cemetery preneed trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with cemetery preneed trust investments at June 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$5,145	$—	$—	$5,145
Fixed income securities:
U.S. Agency obligations	20,361	—	(186)	20,175
State and municipal obligations	379	1	(1)	379
Corporate	2,000	11	(24)	1,987
Other	5	—	—	5

Common stock	11,945	2,003	(149)	13.799
Mutual funds:
Equity	12,205	2,132	(47)	14,290
Fixed income	5,723	11	(59)	5,675

	$57,763	$4,158	$(466)	$61,455

Accrued investment income	$288			$288

Trust investments				$61,743

Market value as a percentage of cost				106.9%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Loss	Market
Due in one year or less	$2,864	$(17)	$2,847
Due in one to five years	15,605	(122)	15,483
Due in five to ten years	4,117	(58)	4,059
Thereafter	159	(2)	157

	$22,745	$(199)	$22,546

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
     The cost and market values associated with preneed funeral trust investments at June 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$26,648	$—	$—	$26,648
Fixed income securities:
U.S. Treasury	9,108	5	(55)	9,058
State and municipal obligations	1,578	28	—	1,606
Corporate	2,075	8	(31)	2,052
Mortgage Backed Securities	2,023	3	(20)	2,006

Common stock	7,219	2,097	(1)	9,315
Mutual funds:
Equity	10,214	1,700	(25)	11,889
Fixed income	3,462	417	(48)	3,831

	$62,327	$4,258	$(180)	$66,405

Trust investments				$66,405

Market value as a percentage of cost				106.5%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Gain (Loss)	Market
Due in one year or less	$2,070	$(157)	$1,913
Due in one to five years	11,794	55	11,849
Due in five to ten years	794	39	833
Thereafter	126	1	127

	$14,784	$(62)	$14,722

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

Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2007 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007
Investment income (loss)	$(304)	$959	$473	$1,824
Realized gains	658	1,102	2,014	1,480
Realized losses	(284)	(44)	(840)	(130)
Expenses	(343)	(379)	(637)	(551)
Increase in non-controlling interests in trust investments	273	(1,638)	(1,010)	(2,623)

	$—	$—	$—	$—

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $176 million at June 30, 2007, and are not included in the Company’s consolidated balance sheet.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,101	$—	$—	$3,101
Fixed income securities:
U.S. Treasury	102	—	(1)	101
U.S. Agency obligation	5,265	2	(49)	5,218
State and municipal obligations	609	2	(2)	609
Corporate	901	16	(2)	915
Other	348	—	(10)	338
Common stock	10,534	1,824	(154)	12,204
Mutual funds:
Equity	6,466	1,362	(43)	7,785
Fixed income	6,850	59	(62)	6,847

	$34,176	$3,265	$(323)	$37,118

Accrued net investment income	$79			$79

Trust investments				$37,197

Market value as a percentage of cost				108.8%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Loss	Market
Due in one year or less	$1,049	$(5)	$1,044
Due in one to five years	4,582	(29)	4,553
Due in five to ten years	1,347	(9)	1,338
Thereafter	247	(1)	246

	$7,225	$(44)	$7,181

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2006 and June 30, 2007 are as follows:

	December 31,	June 30,
	2006	2007
Trust assets, at market value	$32,540	$37,197
Pending withdrawals of income	(1,351)	(604)

Non-controlling interests	$31,189	$36,593

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2007 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007
Investment income (loss)	$(94)	$291	$366	$621
Realized gains	282	603	1,078	976
Realized losses	(77)	(30)	(381)	(57)
Expenses	(165)	(600)	(175)	(558)
Increase in non-controlling interests in trust investments	54	(264)	(888)	(982)

	$—	$—	$—	$—

11. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2007	$62,994	$21,328	$—	$84,322
Six months ended June 30, 2006	$59,059	$19,236	$—	$78,295

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2007	$19,143	$4,606	$(15,700)	$8,049
Six months ended June 30, 2006	$16,413	$2,731	$(14,518)	$4,626

Total assets:
June 30, 2007	$357,026	$200,857	$49,652	$607,535
December 31, 2006	$309,140	$181,225	$74,631	$564,996

12. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months		For the six months
	ended June 30,		ended June 30,
	2006	2007	2006	2007
Revenues
Goods
Funeral	$12,085	$12,878	$25,391	$26,527
Cemetery	6,407	8,070	13,412	15,091

Total goods	$18,492	$20,948	$38,803	$41,618

Services
Funeral	$15,986	$17,541	$33,668	$36,467
Cemetery	2,776	3,172	5,824	6,237

Total services	$18,762	$20,713	$39,492	$42,704

Total revenues	$37,254	$41,661	$78,295	$84,322

Cost of revenues
Goods
Funeral	$10,585	$10,804	$21,268	$21,745
Cemetery	5,044	5,654	10,111	10,231

Total goods	$15,629	$16,458	$31,379	$31,976

Services
Funeral	$8,010	$8,515	$16,229	$17,049
Cemetery	1,754	1,810	3,518	3,532

Total services	$9,764	$10,325	$19,747	$20,581

Total cost of revenues	$25,393	$26,783	$51,126	$52,557

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended
	June 30,
	2006	2007
Cash paid for interest and financing costs	9,090	9,009
Cash paid for income taxes (state)	159	178
Restricted common stock issued to officers and directors	—	1,234
Net deposits (withdrawals) in preneed funeral trust investments	(3,634)	(1,173)
Net deposits in preneed cemetery trust investments	(2,899)	(3,115)
Net deposits into perpetual care trusts	(2,556)	(1,030)
Net (deposits) withdrawals from preneed funeral trust receivables	431	(3,898)
Net (deposits) withdrawals in cemetery trust receivables	260	(756)
Net withdrawals in preneed funeral receivables	136	351
Net deposits (withdrawals) in preneed funeral trust accounts increasing deferred revenue	5,438	(3,279)
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) deferred revenue	5,976	(1,443)
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) noncontrolling interests	(2,422)	1,173
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	(2,128)	3,115
Deposits in perpetual care trust accounts increasing noncontrolling interests	1,438	1,834

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	29,967	17,706
Purchase of available for sale securities of the funeral and cemetery trusts	28,216	32,873
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests	(7,875)	9,956
14. DEBT
     The Company has outstanding $130 million of 7.875 % Senior Notes, due in 2015 and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. The facility is currently undrawn.
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
15. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the first six months of 2007. During the second quarter of 2007, employees purchased a total of 19,976 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.73 per share. The Company recorded pre-tax stock-based compensation expense for the stock options and the ESPP totaling $101,000 and $31,000 for the three months ended June 30, 2006 and 2007 and $153,000 and $70,000 for the six months ended June 30, 2006 and 2007. As of June 30, 2007, there was $9,000 of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested stock options that are expected to be recognized over a weighted-average period of approximately one year.

     The fair value of the right (option) to purchase shares under the ESPP during 2006 and 2007, respectively, is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	Six Months Ended	Six Months Ended
Employee Stock Purchase Plan	June 30, 2006	June 30, 2007
Dividend yield	None	None
Expected volatility	58.0%	23.7%
Risk-free interest rate	4.25%	4.96%
Expected life (in years)	0.25	0.25
     Expected volatilities are based on the historical volatility for the last twelve months of our stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yields in effect at the time of grant.
     Common stock grants
     The Company granted 180,500 shares of restricted stock to certain officers and employees during the first quarter of 2007, with a four-year vesting period. The Company granted 20,000 shares of restricted stock to a new director in which 10,000 vest immediately and 10,000 vest over four years. Additionally, the other outside directors each received 3,000 shares of restricted stock (total of 9,000) with immediate vesting. The Company recorded $297,000 and $317,000 in pre-tax compensation expense for the six months ended June 30, 2006 and 2007, respectively, related to the vesting of restricted stock awards. As of June 30, 2007, there was $1,651,000 of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended June 30, 2006 and 2007, the Company issued unrestricted common stock to directors totaling 3,003 and 2,542 shares respectively, in lieu of payment in cash for their fees, the value of which totaled $28,000 and $36,000, respectively. During the six months ended June 30, 2006 and 2007, the Company issued unrestricted stock to directors totaling 9,912 and 10,364 shares respectively, in lieu of payment in cash for their fees, the value of which totaled $63,000 and $76,000, respectively.
16. SUBSEQUENT ACQUISITION
     The Company acquired substantially all the assets and assumed liabilities of six funeral home businesses in Springfield, Massachusetts on August 3, 2007 in exchange for a cash payment at closing in the amount of $3.5 million. Management currently plans to sell one of the locations for use other than a funeral home.

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

OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and outer burial containers. As of June 30, 2007, we operated 130 funeral homes in 27 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated in our home office in Houston, Texas.
We have implemented long-term models in our operations which are designed to improve operating and financial results. We introduced a more decentralized, entrepreneurial and local operating model that we refer to as our “Standard Operating Model”. This model includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets and,focuses on key drivers of a successful operation – market share, people and operating and financial metrics. The model requires strong leadership to grow an entrepreneurial, high value, personal service and sales business at sustainable profit margins. We believe a primary driver of higher margins in the future will be the execution of our “Strategic Portfolio Optimization Model” that helps us to assess acquisition and divestiture candidates. Using this model, we believe we will acquire larger, higher margin strategic businesses and sell smaller, lower margin non-strategic businesses. We believe we can do so without incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead.
     Funeral Operations
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
     Our same store volumes have declined gradually each year from 22,514 in 2003 to 21,555 in 2006 (compound annual decline of 1.4%) consistent with a period of weak death rates nationally and the loss of market share primarily in our Central Region funeral operations. We have continued to experience lower volumes in 2007, primarily in our eastern and Western Regions, while the Central Region has reversed its previous trend by reporting slightly higher volumes. Our same store funeral operations have increased revenue steadily from $107.9 million in 2003 to $113.7 million in 2006 (compound annual increase of 1.8%). We expect same store portfolio volumes to stabilize and our average revenue per funeral to increase over time as we seek to provide increased services to our client families in order to offset potential weak death rates and higher cremation rates.
     Cemetery Operations
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 55% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 10% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our same store cemetery financial performance from 2003 through 2005 was characterized by increasing revenues but slightly declining Field level profit margins. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results.
     Financial Highlights
     Net income from continuing operations for the three months ended June 30, 2007 totaled $1.9 million, equal to $0.10 per diluted share as compared to net income from continuing operations of $0.6 million for the second quarter of 2006, or $0.03 per diluted share. Net income from continuing operations for the six months ended June 30, 2007 totaled $4.9 million, equal to $0.26 per diluted share as compared to net income from continuing operations of $2.9 million for the first six months of 2006, or $0.15 per diluted share.

     The year to date improvement in earnings is due in large part to the success of three initiatives in which we have focused our attention to improve operating results for 2007: (1) the significant improvement of existing Central Region funeral homes, (2) new leadership and sales growth at Rolling Hills Memorial Park and (3) operating results from 2007 acquisitions. The existing Central Region funeral homes generated 7.8% higher revenues and $1.2 million in additional net income, equal to $0.06 per diluted share in the first six months of 2007 when compared to the same period in 2006. A new Managing Partner was hired at the beginning of 2007 at Rolling Hills Memorial Park, and with the influence of that new leadership and other improvements, revenues at Rolling Hills Memorial Park increased 30.4% which helped generate $0.7 million in additional net income, equal to $0.03 per diluted share. During the second quarter of 2007 we acquired a combination funeral home and cemetery in California and a combination funeral home and cemetery and a stand-alone cemetery in Idaho. Those acquired businesses, along with the Texas businesses acquired in the first quarter generated revenues totaling $4.0 million and net income of $0.7 million, equal to $0.04 per diluted share. We expect a continued positive trend in net income during the balance of 2007 and into 2008 from these three areas.
     Income from discontinued operations for the six months ended June 30, 2007 totaled $0.4 million, equal to $0.02 per diluted share. During the first six months of 2007, the Company completed the sale of three funeral home businesses, resulting in a pre-tax gain of $0.7 million. Loss from discontinued operations for the six months ended June 30, 2006 totaled $(3.9) million, equal to $(0.20) per diluted share. During the 2006 period we recorded pre-tax impairment charges of approximately $6.3 million to write down the book value of non-strategic businesses in Indiana to the estimated net sales proceeds.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2006 and 2007. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the funeral home operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2007 (dollars in thousands).

     Three months ended June 30, 2006 compared to three months ended June 30, 2007 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$27,197	$27,850	$653	2.4%
Acquired	279	1,944	1,665	*
Preneed insurance commissions revenue	596	625	29	4.9%

Revenues from continuing operations	$28,072	$30,419	$2,347	8.4%

Revenues from discontinued operations	$984	$86	$(898)	*

Total same-store gross profit	$6,486	$7,503	$1,017	15.7%
Acquired	78	542	464	*
Preneed insurance commissions revenue	596	625	29	4.9%

Gross profit from continuing operations	$7,160	$8,670	$1,510	21.1%

Gross profit from discontinued operations	$198	$—	$(198)	*

*	not meaningful
     Six months ended June 30, 2006 compared to six months ended June 30, 2007 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$57,330	$58,422	$1,092	1.9%
Acquired	547	3,319	2,772	*
Preneed insurance commissions revenue	1,182	1,253	71	6.0%

Revenues from continuing operations	$59,059	$62,994	$3,935	6.7%

Revenues from discontinued operations	$2,126	$231	$(1,895)	*

Total same-store gross profit	$15,076	$17,199	$2,123	14.1%
Acquired	155	955	800	*
Preneed insurance commissions revenue	1,182	1,253	71	6.0%

Gross profit from continuing operations	$16,413	$19,407	$2,994	18.2%

Gross profit from discontinued operations	$513	$(36)	$(549)	*

*	not meaningful
     Funeral same-store revenues for the three months ended June 30, 2007 increased $0.7 million, or 2.4%, when compared to the three months ended June 30, 2006 as we experienced a decrease of 2.1% in the number of contracts and an increase of 4.6% to $5,406 in the average revenue per contract for those existing operations. Total funeral same-store gross profit for the three months ended June 30, 2007 increased $1.0 million from the comparable three months of 2006, and as a percentage of funeral same-store revenue, increased from 23.9% to 26.9%. The Central Region generated an increase of $0.9 million in same-store revenues, equal to 11.6% for the region, and provided most of the increase in same-store profits. The improvement in the Central Region was due to the ability to realize a 5.9% increase in the average revenue per contract, a 5.5% increase in number of contracts and aggressive expense management.
     Acquired revenue and gross profit is related primarily to the funeral home businesses in Corpus Christi, Texas acquired in January 2007.
     Cremation services represented 34.2 % of the number of funeral services during the second quarter of 2007, a slight decrease from 34.4% in the second quarter of 2006. The average revenue for burial contracts increased 4.5% to $7,335, and the average revenue for cremation contracts increased 0.7% to $2,708. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately nine percent of the number of contracts, declined $480 to $2,026. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the cemetery operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2007 (dollars in thousands).
Three months ended June 30, 2006 compared to three months ended June 30, 2007 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$9,182	$10,141	$959	10.4%
Acquired	—	1,101	1,101	*

Revenues from continuing operations	$9,182	$11,242	$2,060	22.4%

Revenues from discontinued operations	$473	$—	$(473)	*

Total same-store gross profit	$1,084	$2,200	$1,116	103.0%
Acquired	—	269	269	*

Gross profit from continuing operations	$1,084	$2,469	$1,385	127.8%

Gross profit from discontinued operations	$151	$—	$(151)	*

*	not meaningful
Six months ended June 30, 2006 compared to six months ended June 30, 2007 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$19,236	$19,838	$602	3.1%
Acquired	—	1,490	1,490	*

Revenues from continuing operations	$19,236	$21,328	$2,092	10.9%

Revenues from discontinued operations	$663	$—	$(663)	*

Total same-store gross profit	$2,731	$4,357	$1,626	59.5%
Acquired	—	313	313	*

Gross profit from continuing operations	$2,731	$4,670	$1,939	71.0%

Gross profit from discontinued operations	$58	$—	$(58)	*

*	not meaningful
     Cemetery same-store revenues for the three months ended June 30, 2007 increased $1.0 million, or 10.4% compared to the three months ended June 30, 2006, the majority ($0.6 million) of which was due to higher revenues at our largest business, Rolling Hills Memorial Park and secondarily to broadly higher performance in our Eastern Region cemeteries. Total atneed revenues increased from $3.5 million to $4.0 million. Total revenue from property sales increased $1.4 million and revenues from merchandise and service deliveries increased $0.2 million.
     Cemetery same-store gross profit for the three months ended June 30, 2007 increased $1.1 million, approximately twice the amount for the comparable three months of 2006. As a percentage of revenues, cemetery same store gross profit increased from 11.8% to 21.7%, the primary reason was the additional margin on the higher level of revenues. Secondarily, improvements in collection efforts resulted in $0.4 million less bad debt expense.
     Acquired revenue and gross profit for the three months ended June 30, 2007 represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007 and Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007. Because the acquisition of Cloverdale Park, Inc. occurred in mid June 2007, it had little impact on revenues or gross profit.
     Other. General, administrative and other expenses totaled $3.5 million and $7.0 for the three and six months ended June 30, 2007 and $2.6 and $5.1 for the three and six months ended June 30, 2006. Included in this category for the 2007 periods are the costs to integrate the acquired businesses.

     Income Taxes
     The Company recorded income taxes on earnings from continuing operations at the effective rate of 38.5% during 2007. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $6.1 million net of unrecognized tax benefits available at June 30, 2007 to offset future Federal taxable income, which expire between 2021and 2025 if not utilized. Carriage also has approximately $81.0 million of state net operating loss carryforwards that will expire between 2007 and 2025, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and corporate investments at June 30, 2007 totaled $19.3 million and consisted of $14.3 million in cash, and $5.0 million in a Federal agency bond. Cash and corporate investments totaled $41.0 million at December 31, 2006. The decrease of $21.7 million since year end 2006 is primarily attributable to the $28.9 million used for the acquisitions in 2007. For the six months ended June 30, 2007, cash provided by operating activities of continuing operations was $10.1 million as compared to $9.2 million for the six months ended June 30, 2006. Additionally, capital expenditures totaled $5.6 million compared to $2.4 million in the prior year.
     The Company’s senior debt at June 30, 2007 totaled $139.6 million and consisted of $130.0 million in Senior Notes, described below, and $9.6 million in acquisition indebtedness and capital lease obligations. Additionally, $0.4 million in letters of credit were issued under the credit facility and were outstanding at June 30, 2007.
     The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the revolving credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn.
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
     The Company intends to use its cash and short-term investments, cash flow and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
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

Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Carriage and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements.
     We self-insure against certain risks and carry insurance with coverage and coverage limits consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our reserves and insurance provide reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None
Issuance of Unregistered Securities
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2007 annual meeting was held on May 22, 2007. The director nominees were elected, the 2007 Employee Stock Purchase Plan was approved and the selection of KPMG LLP as Carriage’s independent public accountants for the year ending December 31, 2007 was ratified. The voting tabulation was as follows:

	Number of Votes	Number of Votes	Number of Votes
Name of Nominee/Plan	For	Against	Withheld
Vincent D. Foster	15,964,402	—	240,687

Gary L. Forbes	15,963,863	—	241,226

Approval of the 2007 Employee Stock Purchase Plan	9,947,484	314,898	5,942,707

Ratification of the selection of KPMG LLP	15,943,968	196,396	64,725
     The terms of the following directors continue after the meeting as follows:

Expiration of Term at
Director	Annual Shareholder’s Meeting
Ronald A. Erickson	2008

Melvin C. Payne	2009

Joe R. Davis	2009
     The term of Mark F. Wilson expired at the 2007 annual meeting and he did not stand for re-election.
Item 5. Other Information
     In connection with the Company’s annual meeting on May 22, 2007, the shareholders approved the 2007 Employee Stock Purchase Plan (the “Plan”). The Plan provides a total of 1,000,000 shares of Carriage Services, Inc. Common Stock available for sale to all employees through payroll deductions. The Board of Directors has exclusive responsibility and authority over the Plan. A copy of the Plan was filed as Appendix A to the Company’s 2007 Notice of Annual Meeting and Proxy Statement.
     Except the preceding notice of the 2007 Employee Stock Purchase Plan, for which notice is alternately permitted in this the next Form 10-Q, the Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
4.1	—	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

10.1	—	Amendment No. 1 to the 2006 Long Term Incentive Plan.

10.2	—	Stock Purchase Agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc.

11.1	—	Computation of Per Share Earnings

31.1	—	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
August 9, 2007	/s/ Joseph Saporito
Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
4.1	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

10.1	Amendment No. 1 to the 2006 Long Term Incentive Plan.

10.2	Stock Purchase Agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc.

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350