Form 10-Q
period 2007-09-30
CARRIAGE SERVICES INC
filed 2007-11-09
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, Suite 300, Houston, TX (Address of principal executive offices)	77056 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-Accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2007 was 19,208,265.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,820	$7,241
Short term investments	10,303	—
Accounts receivable, net of allowance for doubtful accounts of $925 in 2006 and $1,236 in 2007	13,822	13,532
Assets held for sale	2,634	568
Inventories and other current assets	11,883	11,461

Total current assets	61,462	32,802

Restricted cash	2,888	—
Federal agency bond	5,000	5,000
Preneed cemetery trust investments	55,483	63,394
Preneed funeral trust investments	44,851	66,853
Preneed receivables, net of allowance for doubtful accounts of $492 in 2006 and $523 in 2007	15,127	19,430
Receivables from preneed funeral trusts	15,649	15,272
Property, plant and equipment, at cost, net of accumulated depreciation of $47,250 in 2006 and $51,744 in 2007	99,894	116,525
Cemetery property	57,798	68,123
Goodwill	148,845	157,468
Deferred charges and other non-current assets	25,459	23,235
Cemetery perpetual care trust investments	32,540	38,374

Total assets	$564,996	$606,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,610	$1,627
Accounts payable	7,148	6,907
Accrued liabilities	15,888	11,572
Liabilities associated with assets held for sale	1,061	483

Total current liabilities	25,707	20,589
Senior long-term debt, net of current portion	133,841	132,913
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,728	4,687
Deferred preneed cemetery revenue	50,785	51,609
Deferred preneed funeral revenue	28,289	31,085
Non-controlling interests in cemetery trust investments	55,483	63,394
Non-controlling interests in funeral trust investments	44,851	66,853

Total liabilities	437,434	464,880

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	31,189	37,317
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized;18,608,000 and 19,186,000 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	186	192
Additional paid-in capital	190,524	192,597
Accumulated deficit	(94,337)	(88,510)

Total stockholders’ equity	96,373	104,279

Total liabilities and stockholders’ equity	$564,996	$606,476

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007
Revenues:
Funeral	$26,779	$29,690	$85,468	$92,337
Cemetery	8,215	10,924	27,451	32,252

	34,994	40,614	112,919	124,589

Field costs and expenses:
Funeral	17,958	19,350	55,197	57,878
Cemetery	7,056	7,553	20,684	21,316
Depreciation and amortization	2,000	2,070	6,306	6,134
Regional and unallocated funeral and cemetery costs	2,139	1,848	5,843	5,463

	29,153	30,821	88,030	90,791
Gross profit	5,841	9,793	24,889	33,798

Corporate costs and expenses:
General, administrative and other	2,610	3,728	7,695	10,712
Home office depreciation and amortization	337	337	1,068	1,048

	2,947	4,065	8,763	11,760
Operating income	2,894	5,728	16,126	22,038
Interest expense	(4,609)	(4,579)	(13,871)	(13,785)
Interest income and other, net	911	191	1,474	1,066

Total interest and other	(3,698)	(4,388)	(12,397)	(12,719)

Income (loss) from continuing operations before income taxes	(804)	1,340	3,729	9,319
(Provision) benefit for income taxes	302	(608)	(1,398)	(3,681)

Net income (loss) from continuing operations	(502)	732	2,331	5,638
Income (loss) from discontinued operations, net of tax	(63)	(38)	(3,928)	430

Net income (loss)	$(565)	$694	$(1,597)	$6,068

Basic earnings (loss) per common share:
Continuing operations	$(0.03)	$0.04	$0.13	$0.30
Discontinued operations	—	—	(0.21)	0.02

Net income (loss)	$(0.03)	$0.04	$(0.08)	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$(0.03)	$0.04	$0.12	$0.29
Discontinued operations	—	—	(0.21)	0.02

Net income (loss)	$(0.03)	$0.04	$(0.09)	$0.31

Weighted average number of common and common equivalent shares outstanding:

Basic	18,563	19,117	18,531	18,949

Diluted	18,563	19,586	18,896	19,439

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months
	ended September 30,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(1,597)	$6,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	3,928	(430)
Depreciation and amortization	6,518	7,179
Deferred financing costs	536	536
Provision for losses on accounts receivable	3,141	2,051
Net loss on sale or disposition of business assets	(341)	—
Stock-based compensation expense	650	868
Deferred income taxes	1,396	3,369
Other	—	23
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	878	(483)
Inventories and other current assets	(147)	441
Deferred charges and other	12	(1,161)
Preneed funeral and cemetery trust investments	(10,529)	(6,786)
Accounts payable and accrued liabilities	(3,482)	(5,487)
Deferred preneed funeral and cemetery revenue	9,206	(4,385)
Non-controlling interests in preneed funeral and cemetery trusts	(1,163)	7,700

Net cash provided by operating activities of continuing operations	9,006	9,503
Net cash provided by operating activities of discontinued operations	749	31

Net cash provided by operating activities	9,755	9,534

Cash flows from investing activities:
Acquisitions	(1,071)	(32,531)
Net proceeds from sales of assets	680	—
Purchase of corporate investments	(45,927)	—
Maturities of corporate investments	38,643	10,303
Capital expenditures	(4,853)	(8,375)
Sales proceeds deposited into restricted accounts	(5,455)	2,888

Net cash used in investing activities of continuing operations	(17,983)	(27,715)
Net cash provided by investing activities of discontinued operations	6,307	2,523

Net cash used in investing activities	(11,676)	(25,192)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(1,747)	(1,007)
Proceeds from the issuance of debt	922	—
Proceeds from the exercise of stock options and employee stock purchase plan	429	845
Tax benefit from stock-based compensation	61	365

Net cash provided by (used in) financing activities of continuing operations	(335)	203
Net cash used in financing activities of discontinued operations	(976)	(124)

Net cash provided by (used in) financing activities	(1,311)	79

Net decrease in cash and cash equivalents	(3,232)	(15,579)
Cash and cash equivalents at beginning of period	7,949	22,820

Cash and cash equivalents at end of period	$4,717	$7,241

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of products and services in the death care industry in the United States. As of September 30, 2007, the Company owned and operated 135 funeral homes in 27 states and 32 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2006 and 2007 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations for the interim periods. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction therewith.
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
     (f) Business Combinations
     We apply the principles provided in Statement of Financial Accounting Standard (SFAS) 141 when we acquire businesses. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in SFAS 141, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     (g) Discontinued Operations
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

     (h) Stock Plans and Stock-Based Compensation
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
     (i) Accounting Changes and Error Corrections
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
     (j) Consideration of Misstatements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS No. 159 will have on its consolidated financial statements.
3. CHANGE IN ACCOUNTING FOR INCOME TAX UNCERTAINTIES
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company at the beginning of the first quarter of 2007. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a reduction to the 2007 opening balance of Retained Earnings and an increase in noncurrent liabilities in the amount of $241,000, which includes accrued interest and penalties totaling $86,000. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.

     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $5.1 million at January 1, 2007, resulting from deductions totaling $13.8 million on Federal returns and $7.9 million on various state returns. The effect of applying FIN 48 for the nine months ended September 30, 2007 was not material to operations. The Company has net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
     The Company’s Federal income tax returns for 2001 through 2006 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2006. The Company believes it will recognize the unrecognized tax benefits upon the expiration of statutes of limitations of previously deducted expenses.
4. ACQUISITIONS
     Effective August 3, 2007, the Company acquired six funeral home businesses in Massachusetts for cash in the amount of $3.6 million. Management currently plans to sell one of the locations for use other than a funeral home. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill in the amount of $0.2 million. The results of the acquired business are included in the Company’s results from the date of acquisition. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results.
     The effect of the acquisitions on the consolidated balance sheet at September 30, 2007 was as follows (in thousands):

Current Assets	$117
Property, plant & equipment	3,322
Goodwill	232
Preneed Assets	1,672
Deferred preneed revenues	(109)
Non-controlling interest in trusts	(1,606)

Cash used for acquisition	$3,628

5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     At December 31, 2006, three funeral home businesses were held for sale. In the first quarter of 2007, the Company sold two funeral home businesses for approximately $2.4 million and recognized a gain of $0.7 million. In the second quarter of 2007, the Company sold a funeral home business for approximately $0.8 million and recognized a gain of $0.1 million.
     At September 30, 2007, one funeral home business was held for sale and subsequently sold in October 2007 (Note 17). Assets and liabilities associated with the respective funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands):

	December 31,	September 30,
	2006	2007
Assets:
Current assets	$124	$11
Property, plant and equipment, net	1,406	66
Preneed receivables and trust investments	634	365
Goodwill	324	114
Deferred charges and other assets	146	12

Total	$2,634	$568

Liabilities:
Current liabilities	$229	$58
Deferred preneed funeral contracts revenue	78	—
Senior long-term debt, net of current portion	54	64
Non-controlling interests in funeral and cemetery trust investments	700	361

Total	$1,061	$483

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

	For the three months		For the nine months
	ended September 30,		ended September 30, 2007
	2006	2007	2006	2007
Revenues	$696	$85	$3,815	$633

Operating income	$11	$(41)	$676	$(5)
Gain (loss) on sale and (impairment)	(111)	(31)	(6,443)	697
(Provision) benefit for income taxes	37	34	1,839	(262)

Income (loss) from discontinued operations	$(63)	$(38)	$(3,928)	$430

6. GOODWILL
     Many of the acquired funeral homes, former owners and staff have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in business acquisition transactions accounted for as purchases, is recorded as goodwill.
     The following table presents the changes in goodwill in the accompanying consolidated balance sheet (in thousands):

September 30,
2007
Goodwill at beginning of year	$148,845
Acquisitions	8,737
Assets held for sale	(114)

Goodwill at end of period	$157,468

7. PRENEED TRUST INVESTMENTS
Cemetery preneed trust investments
     Cemetery preneed trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with cemetery preneed trust investments at September 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature and not material.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$5,037	$—	$—	$5,037
Fixed income securities:
U.S. Agency obligations	20,198	161	(6)	20,353
State and municipal obligations	350	9	—	359
Corporate	2,000	20	(13)	2,007
Other	5	—	—	5
Common stock	13,047	1,644	(247)	14,444
Mutual funds:
Equity	12,218	2,719	(58)	14,879
Fixed income	5,995	116	(87)	6,024

	$58,850	$4,669	$(411)	$63,108

Accrued investment income	$286			$286

Trust investments				$63,394

Market value as a percentage of cost				107.7%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$2,519	$(7)	$2,512
Due in one to five years	14,772	134	14,906
Due in five to ten years	5,104	40	5,144
Thereafter	158	4	162

	$22,553	$171	$22,724

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
     The cost and market values associated with preneed funeral trust investments at September 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature and not material.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$32,507	$—	$—	$32,507
Fixed income securities:
U.S. Treasury	8,617	102	(2)	8,717
State and municipal obligations	1,531	38	—	1,569
Corporate	1,682	17	(23)	1,676
Mortgage Backed Securities	2,019	19	(4)	2,034
Common stock	3,954	899	(66)	4,787
Mutual funds:
Equity	11,169	2,094	(42)	13,221
Fixed income	2,343	22	(23)	2,342

	$63,822	$3,191	$(160)	$66,853

Trust investments				$66,853

Market value as a percentage of cost				104.7%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$3,576	$(84)	$3,492
Due in one to five years	9,730	219	9,949
Due in five to ten years	543	12	555

	$13,849	$147	$13,996

     Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceeds the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized for the periods presented in the Consolidated Financial Statements.

Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2007 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007
Investment income (loss)	$666	$975	$1,139	$2,799
Realized gains	289	1,065	2,303	2,545
Realized losses	(237)	(188)	(1,077)	(482)
Expenses	(162)	(300)	(799)	(850)
Increase in non-controlling interests in trust investments	(556)	(1,552)	(1,566)	(4,012)

	$—	$—	$—	$—

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $184 million at September 30, 2007, and are not included in the Company’s consolidated balance sheet.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature and not material.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,209	$—	$—	$3,209
Fixed income securities:
U.S. Treasury	6,640	41	(7)	6,674
State and municipal obligations	489	12	—	501
Corporate	901	26	(1)	926
Other	314	—	(8)	306
Common stock	11,224	1,349	(294)	12,279
Mutual funds:
Equity	6,888	1,834	(53)	8,669
Fixed income	5,713	118	(98)	5,733

	$35,378	$3,380	$(461)	$38,297

Accrued net investment income	$77			$77

Trust investments				$38,374

Market value as a percentage of cost				108.5%

     The estimated maturities of the fixed income securities included above are as follows:

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$1,249	$(3)	$1,246
Due in one to five years	5,343	42	5,385
Due in five to ten years	1,505	18	1,523
Thereafter	247	6	253

	$8,344	$63	$8,407

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2006 and September 30, 2007 are as follows:

	December 31,	September 30,
	2006	2007
Trust assets, at market value	$32,540	$38,374
Pending withdrawals of income	(1,351)	(1,057)

Non-controlling interests	$31,189	$37,317

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2007 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007
Realized gains	$123	$295	$807	$947
Realized losses	(34)	(38)	(362)	(61)
Expenses	(105)	(73)	(280)	(631)
Decrease (increase) in non-controlling interests in trust investments	16	(184)	(165)	(255)

	$—	$—	$—	$—

11. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2007	$92,336	$32,253	$—	$124,589
Nine months ended September 30, 2006	$85,468	$27,451	$—	$112,919

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2007	$26,558	$6,762	$(24,001)	$9,319
Nine months ended September 30, 2006	$21,949	$2,403	$(20,623)	$3,729

Total assets:
September 30, 2007	$360,099	$204,217	$42,160	$606,476
December 31, 2006	$309,140	$181,225	$74,631	$564,996

12. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2007	2006	2007
Revenues
Goods
Funeral	$11,543	$12,224	$36,746	$38,583
Cemetery	5,617	7,240	19,029	22,330

Total goods	$17,160	$19,464	$55,775	$60,913

Services
Funeral	$15,236	$17,466	$48,722	$53,754
Cemetery	2,598	3,684	8,422	9,922

Total services	$17,834	$21,150	$57,144	$63,676

Total revenues	$34,994	$40,614	$112,919	$124,589

Cost of revenues
Goods
Funeral	$10,010	$10,403	$31,103	$31,997
Cemetery	5,123	5,325	15,247	15,566

Total goods	$15,133	$15,728	$46,350	$47,563

Services
Funeral	$7,948	$8,947	$24,094	$25,882
Cemetery	1,933	2,228	5,437	5,749

Total services	$9,881	$11,175	$29,531	$31,631

Total cost of revenues	$25,014	$26,903	$75,881	$79,194

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended
	September 30,
	2006	2007
Cash paid for interest and financing costs	$16,163	$16,039
Cash paid for income taxes (state)	249	407
Restricted common stock issued to officers and directors	—	2,271
Net deposits in preneed funeral trusts	(3,386)	(376)
Net deposits in preneed cemetery trusts	(5,209)	(4,766)
Net deposits into perpetual care trusts	(3,413)	(2,206)
Net decrease in preneed funeral receivables	1,121	918
Net increase in preneed cemetery receivables	(118)	(729)
Net withdrawals of receivables from preneed funeral trusts	476	373
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	5,136	(1,734)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	4,070	(2,651)
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) noncontrolling interests	(2,464)	377
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	(899)	4,766
Deposits in perpetual care trust accounts increasing noncontrolling interests	2,200	2,557

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	45,671	29,653
Purchase of available for sale securities of the funeral and cemetery trusts	38,028	56,601
Net deposits (withdrawals) in trust accounts increasing (decreasing) noncontrolling interests	1,622	1,467
14. DEBT
     The Company has outstanding $130 million of 7.875 % Senior Notes, due in 2015, and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. The facility is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at September 30, 2007.
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
15. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the first nine months of 2007. During the third quarter of 2007, employees purchased a total of 21,067 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.97 per share. The Company recorded pre-tax stock-based compensation expense for the stock options and the ESPP totaling $45,000 and $33,000 for the three months ended September 30, 2006 and 2007 and $198,000 and $104,000 for the nine months ended September 30, 2006 and 2007. As of September 30, 2007, there was $8,000 of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested stock options that are expected to be recognized over a weighted-average period of approximately one year.
     The fair value of the right (option) to purchase shares under the ESPP during 2006 and 2007, respectively, is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended	Nine Months Ended
Employee Stock Purchase Plan	September 30, 2006	September 30, 2007
Dividend yield	None	None
Expected volatility	58.0%	23.7%
Risk-free interest rate	4.25%	4.96%
Expected life (in years)	0.25	0.25
     Expected volatilities are based on the historical volatility for the last twelve months of our stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yields in effect at the time of grant.
     Common stock grants
     The Company granted 180,500 shares of restricted stock to certain officers and employees during the first quarter of 2007, with a four-year vesting period. During the second quarter of 2007, the Company granted 20,000 shares of restricted stock to a new director in which 10,000 shares vest immediately and 10,000 shares vest over two years. The other outside directors each received an annual grant of 3,000 shares of stock (total of 9,000) with immediate vesting as of the date of the annual shareholder’s meeting. The Company granted 120,000 shares of restricted stock to two officers during the third quarter of 2007, with a four-year vesting period. The Company recorded $441,000 and $501,000 in pre-tax compensation expense for the nine months ended September 30, 2006 and 2007, respectively, related to the vesting of restricted stock awards. As of September 30, 2007, there was $2,306,000 of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately two and a half years.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended September 30, 2006 and 2007, the Company issued unrestricted common stock to directors totaling 2,795 and 2,658 shares respectively, in lieu of payment in cash for their fees, the value of which totaled $26,000 and $31,000, respectively. During the nine months ended September 30, 2006 and 2007, the Company issued unrestricted stock to directors totaling 12,707 and 13,022 shares respectively, in lieu of payment in cash for their fees, the value of which totaled $89,000 and $107,000, respectively.
16. RELATED PARTY TRANSACTIONS
     The Company uses a law firm in which one of its partners is the spouse of the Company’s General Counsel. The firm is used for various legal matters. During the three and nine months ended September 30, 2007, the Company paid the law firm $300,000 and $368,000, respectively.
17. SUBSEQUENT EVENTS
     On October 1, 2007, the Company sold a funeral home business that was held for sale as of September 30, 2007 for $0.7 million and recognized a gain of approximately $0.6 million.
     The Company acquired substantially all the assets and liabilities of four funeral homes in Riverside County, California on November 8, 2007 in exchange for a cash payment at closing in the amount of $10.0 million.

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

OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and outer burial containers. As of September 30, 2007, we operated 135 funeral homes in 27 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
     We have implemented long-term operating models in our operations which are designed to improve operating and financial results. We introduced a more decentralized, entrepreneurial and local operating model that we refer to as our “Standard Operating Model”. This model includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of financial budgets and focuses on key drivers of a successful operation – market share, people and operating and financial metrics. The model requires strong leadership to grow an entrepreneurial, high value, personal service and sales business at sustainable profit margins. We believe a primary driver of higher margins in the future will be the execution of our “Strategic Portfolio Optimization Model” that helps us to assess acquisition and divestiture candidates. Using this model, we believe we will acquire larger, higher margin strategic businesses and sell smaller, lower margin non-strategic businesses. We believe we can do so without incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead.
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
     Our same store volumes have declined gradually each year from 22,395 in 2003 to 21,467 in 2006 (compound annual decline of 1.4%) consistent with a period of weak death rates nationally and the loss of market share primarily in our Central Region funeral operations. We have continued to experience lower volumes in 2007, primarily in our Eastern and Western Regions, while the Central Region has reversed its previous trend by reporting slightly higher volumes. Our same store funeral operations have increased revenue steadily from $107.1 million in 2003 to $113.0 million in 2006 (compound annual increase of 1.9%). We expect same store portfolio volumes to stabilize and our average revenue per funeral to increase over time as we seek to provide increased services to our client families in order to offset potential weak death rates and higher cremation rates.
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
     Our same store cemetery financial performance from 2003 through 2006 was characterized by increasing revenues but slightly declining field level profit margins. We have experienced improved performance in 2007. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results.
     Acquisitions
     Our growth strategy includes the execution of the Strategic Portfolio Optimization Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the pricing we are willing to pay. Those criteria are:

•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. Our expectation at the beginning of the year was to acquire two to three large businesses a year. During the first nine months of 2007 we have completed five acquisitions and we completed an additional acquisition in November. All acquisitions were all cash transactions. We have not incurred any debt to buy these businesses. While the number of completed acquisitions was greater than expected, we continue to plan for two to three in future years. Selected information on the acquisitions follows:

			Estimated Annual
Acquisition Date	Type of Business	Market	Revenue (millions)
January 2007	Combination and Funeral Home	Corpus Christi, TX	$6.6
April 2007	Combination	Los Angeles, CA	$3.5
June 2007	Combination and Cemetery	Boise, ID	$2.8
June 2007	Funeral Home	Sante Fe, NM	$0.8
August 2007	Five Funeral Homes	Springfield, MA	$2.2
November 2007	Four Funeral Homes	Los Angeles, CA	$4.0
     Financial Highlights
     Net income from continuing operations for the three months ended September 30, 2007 totaled $0.7 million, equal to $0.04 per diluted share as compared to net loss from continuing operations of $0.5 million for the third quarter of 2006, or $(0.03) per diluted share. Net income from continuing operations for the nine months ended September 30, 2007 totaled $5.6 million, equal to $0.29 per diluted share as compared to net income from continuing operations of $2.3 million for the first nine months of 2006, or $0.12 per diluted share.
     The year to date improvement in earnings is due in large part to the success of three initiatives in which we have focused our attention to improve operating results for 2007: (1) improvement of our existing Central Region funeral homes, (2) new leadership and sales growth at Rolling Hills Memorial Park, our largest business, and (3) operating results from 2007 acquisitions. The existing Central Region funeral homes generated 7.4% higher revenues and $2.5 million in additional net income, equal to $0.08 per diluted share in the first nine months of 2007 when compared to the same period in 2006. A new Managing Partner was hired at the beginning of 2007 at Rolling Hills Memorial Park, and with the influence of that new leadership and other improvements, revenues at Rolling Hills Memorial Park increased 41.6% which helped generate $2.2 million in additional net income, equal to $0.07 per diluted share. During the three months ended September 30, 2007, we acquired six funeral homes in Massachusetts. These acquired businesses, along with the businesses acquired in the first six months of 2007, generated revenues totaling $8.9 million and net income of $2.6 million, equal to $0.08 per diluted share. We expect a continued positive trend in net income during the balance of 2007 and into 2008 from these three areas.
     Income from discontinued operations for the nine months ended September 30, 2007 totaled $0.4 million, equal to $0.02 per diluted share. During the nine months ended September 30, 2007, the Company completed the sale of three funeral home businesses, resulting in a pre-tax gain of $0.7 million. Loss from discontinued operations for the nine months ended September 30, 2006 totaled $3.9 million, equal to $(0.21) per diluted share. During the 2006 period we recorded pre-tax impairment charges of approximately $6.3 million to write down the book value of non-strategic businesses in Indiana to the estimated net sales proceeds.

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
Funeral and Cemetery Operations
     We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate”. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Multiple element cemetery contract arrangements are allocated based on objective evidence of fair value, and revenue is recorded when the criteria for revenue recognition has been met for each element. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2006 and 2007. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the funeral home operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2007.
     Three months ended September 30, 2006 compared to three months ended September 30, 2007 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$25,891	$26,087	$196	0.8%
Acquired	252	3,101	2,849	*
Preneed insurance commissions revenue	636	502	(134)	*

Revenues from continuing operations	$26,779	$29,690	$2,911	10.9%

Revenues from discontinued operations	$580	$85	$(495)	*

Total same-store gross profit	$5,417	$5,729	$312	5.8%
Acquired	42	1,376	1,334	*
Preneed insurance commissions revenue	636	502	(134)	*

Gross profit from continuing operations	$6,095	$7,607	$1,512	24.8%

Gross profit from discontinued operations	$(50)	$(41)	$9	*

*	not meaningful

Nine months ended September 30, 2006 compared to nine months ended September 30, 2007 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$82,852	$84,371	$1,519	1.8%
Acquired	797	6,209	5,412	*
Preneed insurance commissions revenue	1,819	1,756	(63)	*

Revenues from continuing operations	$85,468	$92,336	$6,868	8.0%

Revenues from discontinued operations	$3,037	$628	$(2,409)	*

Total same-store gross profit	$20,394	$22,680	$2,286	11.2%
Acquired	199	2,506	2,307	*
Preneed insurance commissions revenue	1,819	1,756	(63)	*

Gross profit from continuing operations	$22,412	$26,942	$4,530	20.2%

Gross profit from discontinued operations	$556	$(5)	$(561)	*

*	not meaningful
     Funeral same-store revenues for the three months ended September 30, 2007 increased $0.2 million, or 0.8%, when compared to the three months ended September 30, 2006 as we experienced a decrease of 3.7% in the number of contracts and an increase of 3.9% to $5,315 in the average revenue per contract for those existing operations. Total funeral same-store gross profit for the three months ended September 30, 2007 increased $0.3 million from the comparable three months of 2006, and as a percentage of funeral same-store revenue, increased from 20.9% to 22.0%. The Central Region generated an increase of $0.5 million in same-store revenues and provided the increase in same-store profits. The improvement in the Central Region was due to the ability to realize a 6.5% increase in the average revenue per contract and aggressive expense management. The West Region suffered a decline of same-store revenues totaling $0.4 million as a result of a 6.9% decline in the number of contracts.
     Funeral same-store revenues for the nine months ended September 30, 2007 increased $1.5 million, or 1.8%, when compared to the nine months ended September 30, 2006, as we experienced a decrease of 1.0% in the number of contracts and an increase of 2.8% to $5,266 in the average revenue per contract for those existing operations. Cremation services represented 35.5% of the number of funeral services during the nine months ended September 30, 2007 compared to 34.2% for the nine months ended September 30, 2006. The average revenue for burial contracts increased 5.2% to $7,374, while the average revenue for cremation contracts increased 5.1% to $2,758.
     Total same-store gross profit for the nine months ended September 30, 2007 increase $2.3 million from the comparable nine months of 2006, and as a percentage of funeral same-store revenue, increased from 24.6% to 26.9%.
     Acquired revenue and gross profit for the three and nine month periods ended September 30, 2007 increased substantially due to the results of the Seaside Funeral Homes in Corpus Christi, Texas which was acquired in January 2007, Conejo Mountain Funeral Home in Camarillo, California, which was acquired in April 2007, Cloverdale Funeral Home in Boise, Idaho, which was acquired in June 2007, and the six funeral homes acquired in Springfield, Massachusetts in August 2007.
     Cremation services represented 37.1% of the number of funeral services during the third quarter of 2007, an increase from 34.9% in the third quarter of 2006. The average revenue for burial contracts increased 5.5% to $7,483, and the average revenue for cremation contracts increased 7.1% to $2,749. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately ten percent of the number of contracts, declined $382 to $1,860. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from the cemetery operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2007.

Three months ended September 30, 2006 compared to three months ended September 30, 2007 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$8,215	$9,680	$1,465	17.8%
Acquired	—	1,244	1,244	*

Revenues from continuing operations	$8,215	$10,924	$2,709	33.0%

Revenues from discontinued operations	$116	$—	$(116)	*

Total same-store gross profit	$(254)	$2,024	$2,278	*
Acquired	—	162	162	*

Gross profit from continuing operations	$(254)	$2,186	$2,440	*

Gross profit from discontinued operations	$61	$—	$(61)	*

*	not meaningful
Nine months ended September 30, 2006 compared to nine months ended September 30, 2007 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2006	2007	Amount	%
Total same-store revenue	$27,451	$29,517	$2,066	7.5%
Acquired	—	2,736	2,736	*

Revenues from continuing operations	$27,451	$32,253	$4,802	17.5%

Revenues from discontinued operations	$778	$—	$(778)	*

Total same-store gross profit	$2,477	$6,379	$3,902	157.5%
Acquired	—	477	477	*

Gross profit from continuing operations	$2,477	$6,856	$4,379	176.8%

Gross profit from discontinued operations	$121	$—	$(121)	*

*	not meaningful
     Cemetery same-store revenues for the three months ended September 30, 2007 increased $1.5 million, or 17.8% compared to the three months ended September 30, 2006, the majority ($0.9 million) of which was due to higher revenues at our largest business, Rolling Hills Memorial Park, and secondarily to broadly higher performance in our Central Region cemeteries. Total atneed revenues increased from $3.1 million to $3.3 million. Total revenue from preneed property sales increased $1.1 million while revenues from merchandise and service deliveries declined $0.5 million.
     Cemetery same-store revenues for the nine months ended September 30, 2007 increased $2.1 million, or 7.5% compared to the nine months ended September 30, 2006 primarily due to reasons already discussed. Total atneed revenues increased $0.5 million and total preneed revenues increased $1.2 million from the same period in 2006.
     Cemetery same-store gross profit for the three months ended September 30, 2007 increased $2.3 million. As a percentage of revenues, cemetery same store gross profit increased from (3.1)% to 20.9%, the primary reasons for the improvement were an environmental remediation charge during the 2006 period at Rolling Hills in the amount of $0.7 million and the additional margin on the higher level of revenues in 2007 and a 380 basis point improvement in margin due to product mix and higher property sales prices.
     Cemetery same-store gross profit for the nine months ended September 30, 2007 increased $3.9 million. As a percentage of revenues, cemetery same-store gross profit increased from 9.0% to 21.6%.
     Acquired revenue and gross profit for the three and nine month periods ended September 30, 2007 represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007, Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007 and Cloverdale Park, Inc. which was acquired in June 2007.
     Earnings from perpetual care trust funds are included in cemetery revenues and totaled $0.8 million and $1.3 million for the three and nine month periods ended September 30, 2007 compared to $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2006. The year over year improvements were largely due to realized gains in equity investments which have appreciated in line with the markets during the last two to three years.

     Other. General, administrative and other expenses totaled $4.1 million and $11.8 for the three and nine months ended September 30, 2007 and $2.9 and $8.8 for the three and nine months ended September 30, 2006. Included in this category for the 2007 periods are the internal costs to perform due diligence and integrate the acquired businesses, to upgrade IT systems and to reorganize and upgrade staff in corporate departments.
     Income Taxes
     The Company recorded income taxes on earnings from continuing operations at the effective rate of 39.5% during 2007. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $15.4 million net of unrecognized tax benefits available at September 30, 2007 to offset future Federal taxable income, which expire between 2021 and 2025, if not utilized. Carriage also has approximately $80.0 million of state net operating loss carryforwards that will expire between 2007 and 2025, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and corporate investments at September 30, 2007 totaled $12.2 million and consisted of $7.2 million in cash, and $5.0 million in a Federal agency bond. Cash and corporate investments totaled $41.0 million at December 31, 2006. The decrease of $28.8 million since year end 2006 is primarily attributable to the $32.5 million used for acquisitions in 2007. For the nine months ended September 30, 2007, cash provided by operating activities of continuing operations was $9.5 million as compared to $9.0 million for the nine months ended September 30, 2006. Additionally, capital expenditures totaled $8.4 million compared to $4.9 million in the prior year because of higher growth expenditures in 2007.
     The Company’s senior debt at September 30, 2007 totaled $139.2 million and consisted of $130.0 million in Senior Notes, described below, and $9.2 million in acquisition indebtedness and capital lease obligations.
     The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the revolving credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at September 30, 2007.
     The outstanding principal amount of the Company’s convertible junior subordinated debenture is $93.75 million, is payable to the Company’s unconsolidated affiliate, Carriage Services Capital Trust, bears interest at 7% and matures in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust, in turn, issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES) in the public markets. The rights of the debenture are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, Carriage is prohibited from paying dividends on the common stock or repurchasing its common stock, subject to limited exceptions. The Company currently expects to continue paying the distributions as due.
     The Company intends to use its cash, investments, cash flow and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
SEASONALITY
     The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
     Inflation has not had a significant impact on the results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Market Risk Disclosure” in the Company’s annual report filed on Form 10-K for the year ended

December 31, 2006. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
10.3	Indemnity Agreement with Gary Forbes dated August 7, 2007

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

November 9, 2007	/s/ Joseph Saporito

Date	Joseph Saporito,
Executive Vice President, Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
10.3	Indemnity Agreement with Gary Forbes dated August 7, 2007

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350