Form 10-K
period 2007-12-31
CARRIAGE SERVICES INC
filed 2008-03-14
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2007

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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerator filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $140.7 million based on the closing price of $8.26 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 29, 2008 was 19,260,820.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2008 annual meeting of stockholders are incorporated in Part III of this Report.

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
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2007, we operated 139 funeral homes in 25 states and 32 cemeteries in 11 states. We primarily serve suburban markets and believe we are a market leader (first or second) in most of those markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are reported in two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions;

•	strong, entrepreneurial local leadership that capitalizes on local heritage and relationships;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business that provides interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the success of our sales organization because approximately 37.8% of our cemetery revenues during the year ended December 31, 2007 was generated from preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) may impact the amount of such preneed sales. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 11.2% of our cemetery revenues during the year ended December 31, 2007 was attributable to investment earnings on trust funds and finance charges on installment contracts.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. Our Standards Operating Model, called “Being the Best,” was implemented at the beginning of 2004. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The standards based model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. This model also requires our local and corporate leaders to change our focus from short-term profitability to the drivers of success that create long-term profitability and value for our stockholders. Our operating model emphasizes:
•	decentralized management of our local businesses;

•	financial and operational standards based upon key drivers of success of our best businesses;

•	variable compensation that rewards our managers as if they were owners;

•	finding, developing and retaining the best people in our industry; and

•	information technology designed to support local businesses and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.
     Our business objectives include:
•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustainable increasing earnings and cash flow;

•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary; and

•	executing our Strategic Portfolio Optimization Model, a disciplined program that will guide our acquisition and disposition strategies, to change the sustainable earning power profile of our portfolio.
HISTORY
     Carriage Services, Inc. was incorporated in Delaware in December of 1993. Prior to 2001, Carriage grew dramatically through acquisitions of funeral homes and cemeteries. A significant amount of debt was incurred in financing these acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. During that same period we initiated a process to identify underperforming businesses and, where appropriate, sold those businesses to reduce our debt. We sold 36 funeral homes and 12 cemeteries along with 20 parcels of excess real estate. We reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004. During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. This refinancing represented a milestone. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our cash flow in our core business. We used the net cash proceeds from the offering and our cash flow to grow our Company through selective acquisitions. During 2005, we acquired a funeral business consisting of two chapels in northern Florida, the first acquisition since 2002. During 2007, we completed seven acquisitions. See Note 5 to the Consolidated Financial Statements for acquisitions during 2007.

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
Death Rates
     Death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, death rates have trended lower very slightly as the general population is living longer and because of low birth rates in the period from early 1930’s to mid 1940’s during the depression and World War II. The number of deaths per year in the United States is expected to increase from approximately 2.4 million in 2006 to 2.6 million in 2010 according to the United States Bureau of the Census. In addition, the segment of the United States population over 65 years of age is expected to increase by over 10% from approximately 36.7 million in 2005 to 40.2 million in 2010.
Cremation
     In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 32% of the U.S. burial market in 2005. That number is expected to increase to 38% by 2010 and 51% by 2025. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains.
Highly Fragmented Ownership
     We understand that there are approximately 22,000 funeral homes and 10,500 cemeteries in the United States and that the domestic funeral service industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International, StoneMor Partners L.P., Stewart Enterprises, Inc., and Carriage Services, Inc. We believe these three companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. During most of the 1990s, there was a trend toward independent firms consolidating with public operators. However, few acquisitions of independents by the public companies have occurred since 1999 and there have been a number of independent entrants in local markets. As a result, the industry continues to be characterized by a large number of locally-owned, independent businesses. Service Corporation International acquired what was the second largest public company in the industry, Alderwoods Group in 2006. During 2007, we acquired three businesses from Service Corporation International and four independent businesses.
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
BUSINESS STRATEGY
     Key elements of our overall business strategy include the following:
     Implement Operating Initiatives. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial financial operating model for our funeral homes. On January 1, 2006 we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Portfolio Optimization Model during 2006 that will guide our acquisition and disposition strategies in the future. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
     Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. We believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.
     Presentation and Packaging of Services and Merchandise. We believe packaging funeral services and merchandise offers both simplicity and convenience for our client families. Well-conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families concerning matters about which they do not have much knowledge during a very stressful and emotional time. We also anticipate that our packaging strategy will result in increased revenue per cremation service over time as more families select packages that provide services and merchandise. The percentages of funeral services conducted by us in which cremation was chosen as the manner in which to dispose of remains was 34.4% for the year ended December 31, 2006 and 35.8% for the year ended December 31, 2007. For the year ended December 31, 2007, approximately 63.1% of the number of our total cremation services were direct cremations (where no viewing, visitation, or merchandise is involved, although a memorial service may be held) and 36.9% included additional services and merchandise.
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
     Renewed Corporate Development Efforts. We believe that our capital structure positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash and cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our earning power as we invest in businesses that will contribute incremental revenues, earnings and cash flow. Our Strategic Portfolio Optimization Model is a primary driver of our acquisition strategy. We use strategic ranking criteria to assess acquisition candidates in order to optimize the sustainable earning power of our deathcare portfolio. As we execute this strategy, we will acquire larger, higher margin strategic businesses and sell smaller, lower margin non-strategic businesses.
     Ideal candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. In our quest to find ideal candidates, we have analyzed and projected key statistics in the deathcare industry and believe the following will be true by 2015:
•	The number of national deaths will begin a long-term rise as the death rate among the baby boomer generation accelerates, notwithstanding a longer life expectancy.

•	The aging baby boomers will possess sufficient wealth and the financial flexibility to migrate to attractive retirement and part time second career areas primarily in the southern and western states and other select markets.

•	The general population of the United States will continue to grow and migrate to attractive urban and suburban centers in the southern and western states.

•	Cremation rates will continue to increase and migrate eastward. The accelerating cremation rate will have a significant impact on the revenue base of more traditional deathcare businesses in the Central and Eastern regions of the United States and a lessor impact on the already high cremation states in the West.
     With the above considerations in mind, our vision over the next ten years is to change the profile of our practice to be heavily weighted in about 10-15 major markets that have an especially attractive demographic profile and where over time, we could acquire or build up operations in each of these markets by doing one to three thousand calls annually. We believe there are large enough markets for us to increase our presence in existing markets by acquisition or enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. We will use our Standards Operating Model to evaluate acquisition candidates to ensure they can be readily integrated into our portfolio.

OUR STRENGTHS
     Market Leader in Our Suburban and Rural Markets. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. Most of our suburban markets have populations of 100,000 or more. In over 70% of our funeral home markets, we believe that we are either first or second in local market share.
     Partnership Culture. Our funeral homes and cemeteries are managed by individuals that we refer to as Managing Partners, with extensive death care experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations but are required to follow operating and financial standards that are custom designed for each of four groupings using size of business and cremation rate as specific grouping criteria. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
     Flexible Capital Structure. In January 2005, we completed our $130 million senior debt offering. We used the net proceeds to pay off the existing senior debt that had near term maturities and accrued interest on our TIDES, described below. This transaction eliminated all near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility, which allows us to invest in our growth. Currently, we have four primary components in our capital structure:
•	the $130 million senior notes which have a 2015 maturity;

•	a revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•	our convertible junior subordinated debenture payable to our affiliate trust, which has the ability to defer payments of interest, and a 2029 maturity (our TIDES); and

•	our common stock.
     Stable Cash Flow. Since 2000, we have demonstrated the ability to generate stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. Free cash flow (cash flow from operations less maintenance capital expenditures) for 2007 totaled $11.7 million. We intend to use cash flow to fund a selective growth strategy. Our growth strategy is the primary way we expect to increase stockholder value. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio while selectively investing our free cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
     Strong Field-Level Operating Margins. We believe that our field-level operating margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our standards-based operating model will continue to yield long-term improvement in our financial results.
     Effective Management of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 80% of our revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business.
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
     Proven Management Team. Our management team, headed by our founder and Chief Executive Officer (CEO) Mel Payne, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our recent successful efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best Standards Operating Model will ensure this commitment at all levels of the organization. At mid-year 2006 we reorganized our funeral and cemetery divisions into three Regions, each headed by a Regional Partner. This change promotes more cooperation between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets. The three Regional Partners report to our CEO.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
     At December 31, 2007, we operated 139 funeral homes in 25 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Note 22 to the Consolidated Financial Statements for the year ended December 31, 2007, for segment data related to funeral home operations.
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
     Funeral homes are principally a service business that provides burial and cremation services and sells related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
-	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

-	leading market share positions;

-	strong, entrepreneurial local leadership that capitalizes on local heritage and relationships;

-	controlling salary and merchandise costs; and

-	exercising pricing leverage related to our at-need business to increase average revenues per contract.
Cemetery Operations
     As of December 31, 2007, we operated 32 cemeteries in 11 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 22 to the Consolidated Financial Statements for the year ended December 31, 2007, for segment data related to cemetery operations.
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
     Our cemetery operating results are impacted by the success of our sales organization because 38% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2007. An additional 15% of our 2007 cemetery revenues was from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impact the amount of cemetery revenues. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 13% of our cemetery revenues was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2007. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

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
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, are not recognized until the time the funeral service is performed. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors). Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies. Prior to 2005, the direct marketing commissions and costs incurred from the sale of preneed funeral contracts were deferred and amortized on an actuarial method to match the expected maturity of the preneed contracts. Effective January 1, 2005, we changed our method for accounting for deferred obtaining costs and began expensing all costs as incurred. See Note 3 to the Consolidated Financial Statements for the year ended December 31, 2007, for more detailed discussion of this accounting change.
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
     We sold 4,998 and 5,161 preneed funeral contracts during the years ended December 31, 2006 and 2007, respectively. At December 31, 2007, we had a backlog of 68,909 preneed funeral contracts to be delivered in the future. Approximately 21% of the funeral revenues recognized during each of the last three years and during the twelve months ended December 31, 2007 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 52% of our net cemetery revenues for both 2006 and 2007.
     As of December 31, 2007, we employed a staff of 168 advance-planning and family service representatives for the sale of preneed products and services.
TRUST FUNDS AND INSURANCE CONTRACTS
     We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. Independent financial advisors are also used for investment management and advisory services.
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed, while trust fund holdings and deferred revenue are reflected currently on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $280.0 million as of December 31, 2007.
     We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased, when the service is provided or when the contract is cancelled. Cemetery merchandise and service trust fund balances, in the aggregate, totaled approximately $61.1 million as of December 31, 2007.
     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $37.2 million at December 31, 2007.
     For additional information with respect to our trusts, see Notes 9, 10, 11 and 12 to the Consolidated Financial Statements for the year ended December 31, 2007.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States are Service Corporation International, Stewart Enterprises, Inc, Keystone North America, Inc. and StoneMor Partners L.P. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
     Our funeral home and cemetery operations usually face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed new start-up competition in certain areas of the country, which in any one market may have impacted our profitability because of the high fixed cost nature of funeral homes. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.
     There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal service and low-end pricing. We also face competition from companies that market products and related merchandise over the Internet and non-traditional casket stores in certain markets. These competitors have been successful in capturing a portion of the low-end market and product sales.
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
EMPLOYEES
     As of December 31, 2007, we and our subsidiaries employed 1,776 employees, of whom 872 were full-time and 904 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. None of our employees are represented by unions.

AVAILABLE INFORMATION
     We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
     Also posted on our website, and available in print upon request, are charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on the Company’s website under the “Corporate Governance” section. Within the time period required by the SEC and the New York Stock Exchange, Inc., we will post on our website any modifications to the Codes and any waivers applicable to senior officers as defined in the applicable Code, as required by the Sarbanes-Oxley Act of 2002.
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
     There is no assurance that we will be able to continue to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us. We intend to apply standards established under our Strategic Portfolio Optimization Model to evaluate acquisition candidates, and there is no assurance that we will continue to be successful in doing so or that we will find attractive candidates that satisfy these standards.
Increased or unanticipated costs, such as insurance, taxes or litigation, may have a negative impact on our earnings and cash flow.
     We have experienced material increases in certain costs during the previous years, such as insurance, taxes or legal fees, which result from external factors difficult to estimate. These costs may impair our ability to achieve earnings growth in excess of revenue growth. Our 2008 plan assumes that we will be successful in increasing earnings at a rate that is greater than revenue growth. We can give no assurance that we will be successful in achieving such increases.
Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our Standards Operating Model.
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
     Death care businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. We can give no assurance that we can retain these employees or that these relationships will drive market share.
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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39% of the U.S. burial market by the year 2010, compared to approximately 32% in 2005. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At December 31, 2007, we operated 139 funeral homes in 25 states and 32 cemeteries in 11 states. We own the real estate and buildings for 83% of our funeral homes and leases facilities for the remaining 17%. We own 27 cemeteries and operate five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2007. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 32 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 114,000 and 118,000 at December 31, 2006 and 2007, respectively. In addition, approximately 496 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

     The following table sets forth certain information as of December 31, 2007, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	2	4	0
Connecticut	6	2	0	0
Florida	6	3	6	3
Georgia	3	0	0	0
Idaho	5	1	3	0
Illinois	1	4	1	0
Kansas	7	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	12	0	0	0
Michigan	3	0	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	0	0	0
North Carolina	1	2	1	0
Ohio	4	2	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	13	1	7	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	115	24	27	5

(1)	The leases, with respect to these funeral homes, have remaining terms ranging from one to seven years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2007, we operated 590 vehicles, of which 585 are owned and 5 are leased.

ITEM 3. LEGAL PROCEEDINGS
     We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements. Information regarding litigation is set forth in Part II, Item 8. Financial Statements and Supplementary Data, Note 16 of this Form 10-K.
     We self-insure against certain risks and carry insurance with coverage and coverage limits for risks in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted or unasserted claims. In the event we sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

	High	Low
2007
First Quarter	$8.37	$5.04
Second Quarter	$8.93	$7.50
Third Quarter	$9.42	$7.65
Fourth Quarter	$11.09	$8.12

2006

First Quarter	$5.25	$4.60
Second Quarter	$5.16	$4.40
Third Quarter	$4.94	$4.12
Fourth Quarter	$5.19	$4.61
     As of February 29, 2008, there were 19,260,820 shares of our Common Stock outstanding and the closing price as reported by the New York Stock Exchange was $7.90 per share. The Common Stock shares outstanding are held by approximately 255 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of the Common Stock.
     We have never paid a cash dividend on our Common Stock. We currently intend to retain earnings to fund the growth and development of our business. Any future change in our policy will be made at the discretion of our Board of Directors in light of our financial condition, capital requirements, earnings prospects and any limitations imposed by lenders or investors, as well as other factors the Board of Directors may deem relevant.
     We have a compensation policy for fees paid to our directors under which the directors may choose to receive their fees either in the form of cash or equity based on the fair market value of our common stock calculated at the closing price published by the New York Stock Exchange on the date the fees are earned. Prior to May 2006, the shares issued to directors were unregistered. In connection with our Annual Meeting of Stockholders in May 2006, the stockholders approved our 2006 Long Term Incentive Plan and we registered the shares available for future issuance for this compensation policy and other corporate purposes. We issued 3,003 unregistered shares of common stock to directors in lieu of payment in cash for their fees for the year ended December 31, 2006, the value of which was charged to operations. No underwriter was used in connection with these issuances. We relied on the Section 4(2) exemption from the registration requirements of the Securities Act of 1933, as amended.
     We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2007.

     The graph below matches the cumulative 5-year total return of holders of Carriage Services, Inc.’s common stock with the cumulative total returns of the Russell 2000 index, the Russell MicroCap index and a customized peer group of three companies that includes: Service Corporation International, Stewart Enterprises Inc. and StoneMor Partners L.P. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2002 and tracks it through 12/31/2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., The Russell 2000 Index,
The Russell MicroCap Index And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Carriage Services, Inc.	100.00	92.96	124.12	125.63	127.89	221.11
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Russell MicroCap	100.00	166.36	189.89	194.76	226.98	208.82
Peer Group	100.00	139.86	187.63	194.38	243.59	335.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
PEER GROUP
Service Corporation International
Stewart Enterprises Inc.
StoneMor Partners L.P.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of Carriage Services, Inc. as of and for each of the years ended December 31, 2003, 2004, 2005, 2006 and 2007. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of a change in accounting methods discussed below.
     We adopted FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”, as of March 31, 2004. The adoption of FIN 46R resulted in the consolidation of funeral and cemetery merchandise and service, and perpetual care trusts in our consolidated balance sheet at fair value. We do not consolidate certain funeral trusts for which we do not recognize a majority of their expected losses and, therefore, are not considered a primary beneficiary of these funeral trusts under FIN 46R. The adoption of FIN 46R also resulted in the deconsolidation of Carriage Services Capital Trust, the issuer of TIDES preferred securities. We now report as a liability the junior subordinated debenture payable to the Trust. Amounts and balances prior to March 31, 2004 have not been restated to reflect the adoption of FIN 46R.
     We changed our method of accounting for preneed selling costs, which are direct costs incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts, effective January 1, 2005. The change affects the comparability of the operating results in the following table. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the new accounting method, the commissions and other direct selling costs, which are current obligations and use operating cash flow, are expensed as incurred. Our results of operations for the years ended December 31, 2005, 2006 and 2007 are reported on the basis of our changed method, but the periods prior to 2005 are reported using the prior accounting method. See Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2007.
     Effective January 1, 2006, we adopted Statement Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS No. 123R”), which requires, among other things, entities to recognize in the income statement the grant-date fair value of stock options and other stock-based awards over the service periods the awards are expected to vest. Pursuant to the provisions of FAS No. 123R, we applied the modified-prospective transition method. Under this method, the fair value provision of FAS No. 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of FAS No. 123R, are recognized under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), after adjustments for estimated forfeiture. FAS No. 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense is recognized for all stock-based awards based on grant-date fair value. Our results of operations for the years ended December 31, 2006 and 2007 are reported on the basis of our changed method, but the periods prior to 2006 are reported using the prior accounting method. See Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2007.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

	Year ended December 31,
	2003	2004	2005	2006	2007
INCOME STATEMENT DATA:
Revenues:
Funeral	$107,542	$108,102	$110,882	$114,187	$124,808
Cemetery	33,059	36,115	37,555	36,159	43,016

Total revenues	140,601	144,217	148,437	150,346	167,824

Gross profit:
Funeral	27,826	28,387	28,976	30,685	36,446
Cemetery	8,128	8,578	6,525	3,943	9,354

Total gross profit	35,954	36,965	35,501	34,628	45,800
General and administrative expenses	9,964	10,113	12,383	12,022	16,015
Other charges (income)	432	495	(822)	—	—

Operating income	25,558	26,357	23,940	22,606	29,785
Interest expense	(17,626)	(16,896)	(18,587)	(18,508)	(18,344)
Additional interest and other costs of senior debt refinancing	—	—	(6,933)	—	—
Interest and other income (expense)	657	940	(73)	1,921	1,152

Income (loss) before income taxes	8,589	10,401	(1,653)	6,019	12,593
(Provision) benefit for income taxes	(3,047)	(80)	532	(2,305)	(5,068)

Net income (loss) from continuing operations	5,542	10,321	(1,121)	3,714	7,525
Income (loss) from discontinued operations	1,083	(1,087)	2,012	(5,130)	754
Cumulative effect of the change in accounting, net of taxes	—	—	(22,756)	—	—

Net income (loss)	$6,625	$9,234	$(21,865)	$(1,416)	$8,279

Earnings (loss) per share Basic:
Continuing operations	$0.32	$0.58	$(0.06)	$0.21	$0.40
Discontinued operations	0.06	(0.06)	0.11	(0.29)	0.04
Cumulative effect of the change in accounting principle	—	—	(1.24)	—	—

Basic earnings (loss) per share	$0.38	$0.52	$(1.19)	$(0.08)	$0.44

Diluted:
Continuing operations	$0.31	$0.57	$(0.06)	$0.20	$0.39
Discontinued operations	0.06	(0.06)	0.11	(0.28)	0.04
Cumulative effect of the change in accounting principle	—	—	(1.24)	—	—

Diluted earnings (loss) per share	$0.37	$0.51	$(1.19)	$(0.08)	$0.43

Weighted average number of common and common equivalent shares outstanding:
Basic	17,444	17,786	18,334	18,545	19,020

Diluted	17,808	18,260	18,334	18,912	19,507

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	139	135	133	131	139
Cemeteries at end of period	30	30	29	28	32
Funeral services performed	23,323	22,673	22,792	22,468	23,545
Preneed funeral contracts sold	5,174	4,936	4,877	4,998	5,075
Backlog of preneed funeral contracts	59,696	60,309	58,531	56,719	68,909
Average per funeral contract	$4,726	$4,890	$4,965	$5,120	$5,207
Cremation rate	29.9%	31.4%	33.1%	34.4%	35.8%
Depreciation and amortization	$9,741	$10,560	$9,053	$8,664	$9,526

BALANCE SHEET DATA:
Total assets	$538,917	$565,156	$570,640	$564,996	$610,807
Working capital (deficit)	(14,285)	4,933	26,915	35,755	11,647
Long-term debt, net of current maturities	105,355	102,714	134,572	133,841	132,994
Convertible junior subordinated debenture (1)	—	93,750	93,750	93,750	93,750
Redeemable convertible preferred stock (TIDES) (1)	90,327	—	—	—	—
Stockholders’ equity	$105,930	$116,438	$96,374	$96,373	$106,900

(1)	When the TIDES were issued in 1999, we reported the securities as a component of temporary equity because they have predominantly equity-like characteristics which are not normally found in debt securities (including traditional subordinated debt). In 2004, we changed that classification to report the securities as subordinated debt in order to comply with a new accounting standard.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and memorials. As of December 31, 2007, we operated 139 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 37% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus small changes in revenues, up or down, normally cause significant changes to our profitability.
     The cemetery operating results are affected by the size and success of our sales organization because more than one half of our cemetery revenues for the year ended December 31, 2007 relate to sales of grave sites and mausoleums and related merchandise and services before the time of need, which we refer to as “preneed”. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 11% of our cemetery revenues for the year ended December 31, 2007 are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets in favor of the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices. In certain businesses we have determined that the business managers do not possess the characteristics to succeed in this type of culture, and we have been actively recruiting new managers who do. Being the best is not something that occurs easily and quickly, but we believe execution of the model produced improved results in 2007 should result in improving sustainable earnings in 2008 and beyond.
     Acquisitions
     Our growth strategy includes the execution of the Strategic Portfolio Optimization Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the price we are willing to pay. Those criteria are:
•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry

     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. Our expectation at the beginning of the year was to acquire two to three businesses a year. During 2007 we completed seven acquisitions. While the number of completed acquisitions was greater than expected, we continue to plan for two to three each year in the future. Selected information on the acquisitions follows:

			Estimated Annual
Acquisition Date	Type of Business	Market	Revenue (millions)
January 2007	Combination and Funeral Home	Corpus Christi, TX	$6.6

April 2007	Combination	Los Angeles, CA	$3.5

June 2007	Combination and Cemetery	Boise, ID	$2.8

June 2007	Funeral Home	Santa Fe, NM	$0.8

August 2007	Five Funeral Homes	Springfield, MA	$2.2

November 2007	Four Funeral Homes	Los Angeles, CA	$4.0

November 2007	Funeral Home	Methuen, MA	$2.1
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
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
Funeral and Cemetery Operations
     We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate”. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to preneed contracts that were acquired in acquisitions are typically lower than those originated by us.
     Allowances for bad debts and customer cancellations refunds are provided at the date that sale is recognized as revenue. In addition, we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
     When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued. Preneed selling costs consist of sales commissions and other direct related costs of originating preneed sales contracts. Prior to 2005, these costs were deferred and amortized into funeral and cemetery costs and expenses over the period we expect to perform the services or deliver the merchandise covered by the preneed contracts. The periods over which the costs were recognized were based on actuarial statistics for the actual contracts we hold, provided by a third-party administrator. Beginning in 2005, we changed our method of accounting for preneed selling costs. Preneed selling costs are now expensed as incurred. The cumulative impact of the change was a charge in 2005 in the amount of $22.8 million, net of tax, equal to $1.24 per diluted share.
Goodwill
     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting reputation often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with FAS No. 142, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at our weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and our cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.
Income Taxes
     We and our subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with FAS 109, “Accounting for Income Taxes.” We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a reduction to the 2007 opening balance of Retained Earnings and an increase in noncurrent liabilities in the amount of $0.2 million which includes accrued interest and penalties totaling $0.1 million. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
Stock Compensation Plans
     We have stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. We account for stock-based compensation under FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of share based payment is determined using the Black-Scholes valuation model. The Company adopted FAS No. 123R as of January 1, 2006, using the modified prospective application method. See Note 1 to the Consolidated Financial Statements.
     Prior to 2006, we accounted for stock based compensation under APB No. 25 and provided the disclosures required under FAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had we accounted for stock option grants and its employee stock purchase plan under FAS No. 123R for the year ended December 31, 2005, diluted earnings per share for the period would have been lower by approximately $0.01.
     We have granted restricted stock to certain of our officers and key employees, which vest over a period of four years. These shares are valued at the dates granted and the value is charged to operations as the shares vest. No stock options were granted in 2007.

Preneed Funeral and Cemetery Trust Funds
     We apply FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” which clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. Our preneed and perpetual care trust funds are consolidated for financial reporting purposes; investments of such trust funds have been reported at market value and our future obligations to deliver merchandise and services have been reported at estimated settlement amounts. We have also recognized the non-controlling financial interests of third parties in the trust funds.
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the principal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized non-controlling interests in our financial statements to reflect third party interests in these consolidated trust funds.
     Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investment in our consolidated balance sheet. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise, are allocated to deferred revenues.
     Also, in connection with the application of FIN 46R, we recognize the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. We recognize a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, we will record such earnings as deferred revenue.
     For preneed trusts, we recognize as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated earnings, when the contracted services have been performed and merchandise delivered. For cemetery perpetual care trusts, we recognize investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by us.
     Business Combinations
     We apply the principles provided in FAS No. 141 when we acquire businesses. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the total cost of the acquisition and our fair value determination. We customarily estimate our transaction costs at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in FAS No. 141, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     Discontinued Operations
     In accordance with our Strategic Portfolio Optimization Model, non-strategic businesses are reviewed to determine whether the businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect.

RECENT ACCOUNTING PRONOUNCMENTS AND ACCOUNTING CHANGES
     Fair Value Measurements
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for Carriage beginning January 1, 2008. We do not expect the adoption of FAS No. 157 to have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This statement permits entities to choose to measure various financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for Carriage beginning January 1, 2008. We do not expect the adoption of FAS No. 159 to have a material impact on our consolidated financial statements.
     Business Combinations
     In December 2007, the FASB issued FAS No. 141(revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Among other charges, acquisition related (transaction) costs are required to be recognized separately from the acquisition and expensed as incurred instead of accounted for as a cost of the acquired business. This statement is effective for us for business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of the adoption of FAS No. 141R on our consolidated financial statements which will be dependent on future business combinations.
     Non-controlling Interests
     In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 requires non-controlling interests in a subsidiary be reported as equity in the consolidated financial statements, the attributable net income be identified and presented on the face of the consolidated statement of income and changes in the ownership be accounted for consistently. The statement also includes requirements when an interest is deconsolidated. Disclosure should be sufficient to clearly identify and distinguish between the interests of the reporting entity and that of the non-controlling interests owners. This statement is effective as of the beginning of our first fiscal year that begins after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of FAS No. 160 on our consolidated financial statements.
SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2005	2006	2007
Total revenues	100.0%	100.0%	100.0%
Total gross profit	23.9	23.0	27.3
General and administrative expenses	8.3	8.0	9.5
Operating income	16.1	15.0	17.7
Interest expense	12.5	12.3	10.9

     The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2005	2006	2007
Funeral homes at beginning of period	135	133	131
Acquisitions	2	1	14
Divestitures, mergers or closures of existing funeral homes	4	3	6

Funeral homes at end of period	133	131	139

Cemeteries at beginning of period	30	29	28
Acquisitions	—	—	4
Divestitures	1	1	—

Cemeteries at end of period	29	28	32

     The following is a discussion of our results of operations for 2005, 2006, and 2007. The term “same-store” or “existing operations” refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared. Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
     The following is a discussion of our results of operations for the years ended December 31, 2006 and 2007.
     Net income from continuing operations for the year ended December 31, 2007 totaled $7.5 million, equal to $0.39 per diluted share as compared to $3.7 million for the year ended December 31, 2006, or $0.20 per diluted share. The variance between the two periods was primarily due to the positive results of acquired businesses, improved results from Rolling Hills Memorial Park and improved results from existing funeral homes in the Central Region. Acquired businesses provided an increase in pre-tax gross profit of $4.5 million, equal to $0.14 per diluted share. Improved results at Rolling Hills Memorial Park provided an increase in pre-tax gross profit of $2.4 million, equal to $0.07 per diluted share, primarily on the strength of higher preneed revenues and the absence of $0.7 million in environmental remediation costs incurred in 2006. The existing funeral homes in the Central Region generated $1.7 million in additional earnings equal to $0.09 per diluted share. Offsetting a portion of improvement in gross profit from the funeral home and cemetery operations was an increase in corporate costs and expenses of $4.0 million, equal to $0.12 per diluted share.
     Income from discontinued operations for the year ended December 31, 2007 totaled $0.8 million, equal to $0.04 per diluted share. During 2007, we sold four funeral home businesses for approximately $3.2 million and recognized gains of $1.2 million. Loss from discontinued operations for the year ended December 31, 2006 totaled $5.1 million, equal to $(0.28) per diluted share, and consisted primarily of proceeds of $6.5 million and impairment charges of $8.4 million, related to specifically identified goodwill, recorded for four funeral home businesses and a combination funeral home and cemetery business. Two of these businesses were sold in 2007.

     Funeral Home Segment. The following table sets forth certain information regarding our revenues and gross profit from the funeral home operations for the year ended December 31, 2006 compared to the year ended December 31, 2007.

	Year Ended
	December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$110,581	$111,900	$1,319	1.2%
Acquired	1,339	10,710	9,371	*
Preneed insurance commissions revenue	2,267	2,198	(69)	(3.0%)

Revenues from continuing operations	$114,187	$124,808	$10,621	9.3%

Revenues from discontinued operations	$3,669	$628	$(3,041)	*

Total same-store gross profit	$39,729	$43,023	$3,294	8.3%
Acquired	313	3,724	3,411	*
Preneed insurance	826	369	(457)	(55.3%)

Gross profit from continuing operations	$40,868	$47,116	$6,248	15.3%

Gross profit from discontinued operations	$736	$(8)	$(744)	*

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2007 increased $1.3 million, or 1.2%, when compared to the year ended December 31, 2006 as we experienced an increase of 3.9% in the average revenue per service for those existing operations and the number of services declined by 0.5 million, or 2.6%. Performance was strongest in the Central Region, where the number of contracts increased 1.5% and the contract average increased 5.1%. The Western Region experienced a decrease in the number of contracts equal to 5.3% while the contract average increased 2.1%. The number of contracts in the Eastern Region declined 1.6% while the contract average increased 3.1%.
     Total same-store gross profit for the year ended December 31, 2007 increase $3.3 million, or 8.3% from 2006, and as a percentage of funeral same-store revenue, increased from 35.9% to 38.4%. The revenue increases were leveraged into pretax earnings growth across all three regions. Pretax earnings increased significantly in the Central Region at $4.5 million or 39.7%, equal to $0.14 per diluted share. Additionally, Western and Eastern regions each increased pretax earnings $1.1 million, or 9.5% and 6.3%, respectively.
     As previously discussed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Because of the timing of the acquisitions, the two funeral homes in Corpus Christi, Texas had the largest impact on acquired revenue and gross profit as they were acquired in January 2007. Of the acquired revenue and gross profit, those two funeral homes provided 2.7% and 1.0%.
     Cremation services represented 35.8% of the number of funeral services during 2007, compared to 34.4% for 2006. The average revenue for burial contracts increased 4.6% to $7,384, and the average revenue for cremation contracts increased 7.4% to $2,734. We have addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 9.5% of the number of contracts, declined $0.3 million to $1,971. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2006 compared to the year ended December 31, 2007:

	Year Ended
	December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$36,159	$38,826	$2,667	7.4%
Acquired	—	4,190	4,190	*

Revenues from continuing operations	$36,159	$43,016	$6,857	19.0%

Revenues from discontinued operations	$778	$—	$(778)	*

Total same-store gross profit	$9,438	$13,468	$4,030	42.7%
Acquired	—	1,053	1,053	*

Gross profit from continuing operations	$9,438	$14,521	$5,083	53.9%

Gross profit from discontinued operations	$117	$—	$(117)	*

*	not meaningful
     Cemetery same-store revenues for the year ended December 31, 2007 increased $2.7 million, or 7.4% compared to the year ended December 31, 2006, the majority ($2.4 million) of which was due to higher revenues at our largest business, Rolling Hills Memorial Park, and secondarily to broadly higher performance in our Central Region cemeteries. Same-store atneed revenues increased from $13.1 million to $13.7 million. Same-store revenue from preneed property sales increased $2.0 million while revenues from merchandise and service deliveries declined $0.5 million.
     Cemetery same-store gross profit for the year ended December 31, 2007 increased $4.0 million, or 42.7%. As a percentage of revenues, cemetery same store gross profit increased from 26.1% to 34.7%, the primary reason was the $3.4 million improvement at Rolling Hills in part due to the absence of an environmental remediation charge in the amount of $0.7 million during the 2006 period. Improved collection efforts on preneed receivables resulted in $0.9 million less bad debt expense in 2007 compared to 2006.
     Acquired revenue and gross profit for the year ended December 31, 2007 represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007, Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007 and Cloverdale Park, Inc. which was acquired in June 2007.
     Financial revenues (trust earnings and finance charges on installment contracts) increased $0.8 million on the strength of higher trust earnings. Earnings from perpetual care trust funds are included in financial revenues and totaled $2.4 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. The year over year improvements were largely due to realized gains in equity investments which have appreciated in line with the markets during the last two to three years.
     Other. General and administrative expenses increased $4.0 million for the year ended December 31, 2007 primarily because we upgraded our consolidation platform systems, infrastructure and people. During 2007, we made significant improvements in numerous home office departments including Strategic Development, Legal, Human Resources and Training, all of which are under new leadership compared to prior years. We view any controllable overhead above our individual businesses as a support cost that needs to be value added to our field operating leadership, our employees and to our client families. Other increases related primarily to four areas: unusually high litigation costs in four cases; higher employee matching contributions under our 401K program; higher recruiting fees related to successful operating leadership searches; and incentive compensation based on performance. We paid out more incentive compensation during 2007 than at any time in our history and have converted 100% of our Managing Partner Incentive Compensation to Standards Achievement.
     Interest income and other, net for the year ended December 31, 2007 is primarily interest income on the short-term investments. Interest income declined during the year as a direct result of our investments maturing and cash was used for the acquisitions.
     Income taxes. See Note 17 to the Consolidated Financial Statements for a discussion of the income taxes for 2007 and 2006.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     The following is a discussion of our results of operations for the years ended December 31, 2005 and 2006.
     Net income from continuing operations for the year ended December 31, 2006 totaled $3.8 million, equal to $0.20 per diluted share as compared to a net (loss) from continuing operations of $(1.0) million for the year ended December 31, 2005, or $(0.05) per diluted share. The variance between the two periods was primarily due to a $6.0 million make-whole payment during the first quarter of 2005 to the former debtholders in connection with the repayment of previously outstanding senior debt along with a charge in the amount of $0.9 million to write off the related unamortized loan costs, in total equal to $0.24 per diluted share. We repaid this senior debt and paid the make-whole payment with proceeds from our $130 million senior note offering, which closed in January 2005. During 2006, we recorded charges of approximately $0.8 million for environmental remediation, equal to $0.03 per diluted share. Excluding the effect of these items, diluted earnings per share from continuing operations for the year ended December 31, 2005 equaled $0.20 compared to $0.23 for the year ended December 31, 2006.
     There are two major operational areas that management is focused on to improve results: (1) The Central Region funeral operations, which suffered a year over year decline in pretax profitability of $0.7 million, and (2) a cemetery in California, whose pretax profits declined by $2.6 million compared to 2005. The decline in profitability in these two areas is equivalent to $(0.12) per diluted share for the year. We recently made changes in leadership over each of these areas to focus on the issues affecting profits, such as local sales management, receivable collections, expense management, pricing and marketshare losses.
     (Loss) from discontinued operations for the year ended December 31, 2006 totaled $(5.2) million, equal to $(0.28) per diluted share. During 2006, we sold a funeral home business and a combination funeral home and cemetery business for approximately $6.5 million and ceased operations at a funeral home business. We recorded impairment charges of $6.3 million, a substantial portion of which related to specifically identified goodwill, and recognized $0.2 million of net losses. We recorded additional impairment charges totaling $2.1 million, which is related to specifically identified goodwill, for three funeral home businesses to be sold in 2007. The sales of two of these businesses were completed in January and February of 2007. Income from discontinued operations for the year ended December 31, 2005 totaled $1.9 million, equal to $0.10 per diluted share, and consisted primarily of a gain on the sale of a funeral home business during the first quarter of 2005.
     Funeral Home Segment. The following table sets forth certain information regarding our revenues and gross profit from the funeral home operations for the year ended December 31, 2005 compared to the year ended December 31, 2006.

	Year Ended
	December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$111,606	$114,497	$2,891	2.6%
Less: businesses held for sale	(2,258)	(1,837)	421	*
Preneed insurance commissions revenue	2,295	2,267	(28)	(1.2)%

Revenues from continuing operations	$111,643	$114,927	$3,284	2.9%

Revenues from discontinued operations	$4,707	$3,007	$(1,700)	*

Total same-store gross profit	$29,830	$29,600	$(230)	(0.8)%
Less: businesses held for sale	(651)	(317)	334	*
Preneed insurance	13	826	813	*

Gross profit from continuing operations	$29,192	$30,109	$917	3.1%

Gross profit from discontinued operations	$1,167	$551	$(616)	*

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2006 increased $2.9 million, or 2.6%, when compared to the year ended December 31, 2005, as we experienced an increase of 3.1% to $5,149 in the average revenue per service for those existing operations and the number of services declined by 107, or 0.5%. Performance was strong in the Eastern Region, where the number of contracts increased 2.9% and the contract average increased 3.7%. The Western Region number of contracts remained constant, while the contract average increased 5.2%. The Central Region suffered a decline of 5.5% in the number of contracts and an increase of 1.1% in the contract average. Cremation services represented 34.3% of the number of funeral services during 2006, compared to

32.8% for 2005. The average revenue for burial contracts increased 4.6% to $7,076, and the average revenue for cremation contracts increased 8.4% to $2,636. We have addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues.
     Total funeral same-store gross profit for the year ended December 31, 2006 decreased $0.2 million, or 0.8% from 2005, yet as a percentage of revenue, remained constant year over year. We experienced a 2.4% increase in funeral operating expenses yet lower pretax earnings in our Central Region of $0.7 million, equal to $0.02 per diluted share.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	Year Ended
	December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues from continuing operations	$37,555	$36,159	$(1,396)	(3.7)%

Revenues from discontinued operations	$1,851	$778	$(1,073)	*

Gross profit from continuing operations	$6,525	$3,943	$(2,582)	(39.6)%

Gross profit from discontinued operations	$371	$121	$(250)	*

*	not meaningful
     Cemetery same-store revenues for the year ended December 31, 2006 decreased $1.4 million, or (3.7)%, over the year ended December 31, 2005, and cemetery same store gross profit decreased $2.6 million, or (39.6)%, over 2005. Revenues from preneed interment sales decreased $1.7 million. Though the number of interments sold on a preneed basis declined 0.6 million, or 8.5%, over 2005, the average price per space increased 8.6%. Continuing gross margin decreased from 17.4% for the year ended December 31, 2005 to 10.9% for the year ended December 31, 2006. The decline in revenues and gross profits from continuing operations relates to a particular California cemetery that experienced a decline of $2.1 million in preneed property sales, an increase in bad debts of $0.2 million and a decline of $0.2 million in atneed revenues. Financial revenues (trust earnings and finance charges on installment contracts) increased $0.2 million on the strength of higher trust earnings.
     Other. General and administrative expenses decreased $1.1 million for the year ended December 31, 2006 primarily because 2005 included higher professional fees related to our compliance with the internal control requirements of Sarbanes-Oxley and the development of a new cemetery system. We first recognized compensation expense related to its stock options and employee stock purchase plan under a new accounting standard in 2006. See Note 1 to the Consolidated Financial Statement. Stock-based compensation totaling $236,000 is included in general and administrative expenses for the year ended December 31, 2006.
     Other income for the year ended December 31, 2006 includes a gain on the sale of excess real estate and interest income on the short-term investments.
     Income taxes. See Note 17 to the Consolidated Financial Statements for a discussion of the income taxes for 2005 and 2006.

LIQUIDITY AND CAPITAL RESOURCES
     Carriage began 2007 with $41.0 million in cash and other liquid investments and ended the year with $3.4 million in cash and an undrawn $35 million line of credit. The elements of cash flow for 2007 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$41.0
Cash flow from operations	19.6
Proceeds from sales of businesses	3.2
Cash used for business acquisitions	(48.6)
Cash used for maintenance capital expenditures	(7.9)
Cash used for growth capital expenditures	(3.8)
Other investing and financing activities	(0.1)

Cash at end of year	$3.4

     The outstanding principal of senior debt at December 31, 2007 totaled $138.9 million and consisted of $130.0 million in Senior Notes, described below, and $8.9 million in acquisition indebtedness and capital lease obligations. Additionally, $0.4 million in letters of credit were issued under the credit facility and were outstanding at December 31, 2007.
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
     In April 2005, we entered into a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the credit facility bear interest at either prime or LIBOR options. At December 31, 2007, the LIBOR option was set at LIBOR plus 275 basis points. The facility is undrawn, except for the letters of credit referred to above, at December 31, 2007.
     A total of $93.8 million was outstanding on December 31, 2007 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters at our discretion. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7% and are recorded as a liability. During the deferral period, we are prohibited from paying dividends on common stock or repurchasing common stock, subject to limited exceptions. We deferred distributions on the TIDES from September 2003 through December 2004. In March 2005, we paid the $10.3 million for the cumulative deferred distributions on the TIDES and are currently paying the quarterly interest and distributions.
     We intend to use our cash, cash flow provided by operations and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses and to invest in internal projects that will result in revenue and earnings growth. We also have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.

Balance Sheet Obligations
     The following table summarizes the future payments required for the debt on our balance sheet as of December 31, 2007. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

				Payments By Period
				(in millions)
	Note							After
	Reference	Total	2008	2009	2010	2011	2012	5 Years
Long-term debt	14	$134.2	1.2	0.7	0.4	0.4	0.4	131.1
Capital lease obligations	16	10.2	0.6	0.6	0.7	0.6	0.7	7.0
Convertible junior subordinated debenture (a)	15	93.8	—	—	—	—	—	93.8

Total contractual obligations		$238.2	1.8	1.3	1.1	1.0	1.1	231.9

(a)	Matures in 2029
Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2007. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

					Payments By Period
					(in millions)
	Note							After
	Reference	Total	2008	2009	2010	2011	2012	5 Years
Operating leases	16	$10.3	$2.2	$1.6	$1.2	$0.9	$0.9	$3.5
Interest payments on long-term debt	14	114.2	17.5	17.4	17.3	17.1	17.1	27.8
Noncompete agreements	16	3.2	1.0	0.7	0.5	0.3	0.3	0.4
Consulting agreements	16	0.9	0.4	0.2	0.1	0.1	—	0.1
Executive Management agreements	16	5.9	2.3	2.2	1.4	—	—	—

Total contractual cash obligations		$134.5	$23.4	$22.1	$20.5	$18.4	$18.3	$31.8

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
SEASONALITY
     Our business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
     Inflation has not had a significant impact on our results of operations.

FORWARD-LOOKING STATEMENTS
     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words. Forward-looking statements are not guarantees of performance. Important factors that could cause actual results to differ materially from our expectations reflected in our forward-looking statements include those risks related to our business and our industry set forth in Item 1A. Risk Factors.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks including commodity price risk, nor foreign currency exchange risk.
     We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2007, our outstanding debt is comprised of entirely fixed rate obligations.
     We do not currently have any floating rate long-term borrowings outstanding under its $35 million floating rate line of credit. If we borrow against the line of credit, any change in the floating rate would cause a change in interest expense.
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2007, these securities were typically trading at prices ranging from 98.0 to 99.0.
     The convertible junior subordinated debenture payable to Carriage Services Capital Trust pays interest at the fixed rate of 7% and are carried on the Company’s balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $82.5 million at December 31, 2007 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Increases in market interest rates may cause the value of these debt instruments to decrease but such changes will not affect our interest costs. The remainder of the our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, nor otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 9, 10 and 12 to our Consolidated Financial Statements for the estimated fair values of those securities.

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
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2007, as stated in their report which is presented in this Annual Report.
/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, President and Chief Executive Officer
/s/ Joseph Saporito
Joseph Saporito
Executive Vice President and Chief Financial Officer
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 14, 2008

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$22,820	$3,446
Short term investments	10,303	—
Accounts receivable, net of allowance for bad debts of $925 in 2006 and $1,142 in 2007	13,822	16,421
Assets held for sale	2,634	—
Inventories and other current assets	11,883	13,686

Total current assets	61,462	33,553

Restricted cash	2,888	—
Preneed cemetery trust investments	55,483	61,114
Preneed funeral trust investments	44,851	68,292
Preneed receivables, net of allowance for bad debts of $1,203 in 2006 and $1,159 in 2007	15,127	18,333
Receivables from preneed funeral trusts	15,649	15,012
Property, plant and equipment, net of accumulated depreciation of $47,250 in 2006 and $53,304 in 2007	99,894	125,608
Cemetery property	57,798	68,028
Goodwill	148,845	167,263
Deferred charges and other non-current assets	30,459	16,402
Cemetery perpetual care trust investments	32,540	37,202

Total assets	$564,996	$610,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$1,610	$1,256
Accounts payable	7,148	6,091
Accrued liabilities	15,888	14,559
Liabilities associated with assets held for sale	1,061	—

Total current liabilities	25,707	21,906

Senior long-term debt, net of current portion	133,841	132,994
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,728	4,663
Deferred preneed cemetery revenue	50,785	50,610
Deferred preneed funeral revenue	28,289	34,277
Non-controlling interests in cemetery trust investments	55,483	61,114
Non-controlling interests in funeral trust investments	44,851	68,292

Total liabilities	437,434	467,606

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	31,189	36,301
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 18,608,000 and 19,216,000 issued and outstanding in 2006 and 2007, respectively	186	192
Additional paid-in capital	190,524	193,006
Accumulated deficit	(94,337)	(86,298)

Total stockholders’ equity	96,373	106,900

Total liabilities and stockholders’ equity	$564,996	$610,807

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2005	2006	2007
Revenues:
Funeral	$110,882	$114,187	$124,808
Cemetery	37,555	36,159	43,016

	148,437	150,346	167,824
Field costs and expenses:
Funeral	72,429	73,319	77,692
Cemetery	26,076	26,721	28,495
Depreciation and amortization	8,577	8,375	8,139
Regional and unallocated funeral and cemetery costs	5,854	7,303	7,698

	112,936	115,718	122,024

Gross profit	35,501	34,628	45,800
Corporate costs and expenses:
General, administrative and other	11,110	10,590	14,628
Home office depreciation and amortization	1,273	1,432	1,387

	12,383	12,022	16,015
Other income	(822)	—	—

Operating income	23,940	22,606	29,785
Interest expense	(18,587)	(18,508)	(18,344)
Additional interest and other costs of senior debt refinancing	(6,933)	—	—
Interest income and other, net	(73)	1,921	1,152

Total interest and other	(25,593)	(16,587)	(17,192)

Income (loss) from continuing operations before income taxes	(1,653)	6,019	12,593
(Provision) benefit for income taxes	532	(2,305)	(5,068)

Net income (loss) from continuing operations	(1,121)	3,714	7,525
Income (loss) from discontinued operations, net of tax	2,012	(5,130)	754
Cumulative effect of change in accounting method, net of tax	(22,756)	—	—

Net income (loss)	$(21,865)	$(1,416)	$8,279

Basic earnings (loss) per common share:
Continuing operations	$(0.06)	$0.21	$0.40
Discontinued operations	0.11	(0.29)	0.04
Cumulative effect of change in accounting method	(1.24)	—	—

Net income (loss)	$(1.19)	$(0.08)	$0.44

Diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$0.20	$0.39
Discontinued operations	0.11	(0.28)	0.04
Cumulative effect of change in accounting method	(1.24)	—	—

Net income (loss)	$(1.19)	$(0.08)	$0.43

Weighted average number of common and common equivalent shares outstanding:
Basic	18,334	18,545	19,020

Diluted	18,334	18,912	19,507

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Common	Additional	Accumulated
	Shares	Stock	Paid-in Capital	Deficit	Total
Balance – December 31, 2004	17,910	$179	$187,315	$(71,056)	$116,438
Net loss – 2005	—	—	—	(21,865)	(21,865)
Issuance of common stock	118	1	685	—	686
Exercise of stock options	177	2	528	—	530
Issuance of restricted common stock	268	3	(3)	—	—
Cancellation and retirement of restricted common stock	(15)	—	—	—	—
Amortization of restricted common stock	—	—	585	—	585

Balance – December 31, 2005	18,458	185	189,110	(92,921)	96,374
Net loss – 2006	—	—	—	(1,416)	(1,416)
Issuance of common stock	93	1	386	—	387
Exercise of stock options	87	1	319	—	320
Issuance of restricted common stock	35	—	—	—	—
Cancellation and retirement of restricted common stock	(65)	(1)	1	—	—
Amortization of restricted common stock	—	—	472	—	472
Stock-based compensation expense	—	—	236	—	236

Balance – December 31, 2006	18,608	186	190,524	(94,337)	96,373
Net Income – 2007	—	—	—	8,279	8,279
Adoption of FIN 48	—	—	—	(240)	(240)
Issuance of common stock	119	1	601	—	602
Exercise of stock options	219	2	996	—	998
Issuance of restricted common stock	309	3	(3)	—	—
Cancellation and retirement of restricted common stock	(40)	—	34	—	34
Amortization of restricted common stock	—	—	723	—	723
Stock-based compensation expense	—	—	131	—	131

Balance – December 31, 2007	19,215	$192	$193,006	$(86,298)	$106,900

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income (loss)	$(21,865)	$(1,416)	$8,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(2,012)	5,130	(754)
Cumulative effect of change in accounting method, net of tax	22,756	—	—
Depreciation and amortization	9,053	8,664	9,526
Amortization of deferred financing costs	754	714	714
Provision for losses on accounts receivable	2,648	3,880	3,398
(Gain) loss on sale or disposition of assets	738	(513)	—
Stock-based compensation expense	675	784	1,141
Deferred income taxes (benefit)	(532)	2,305	5,068
Other	(133)	122	(233)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions
Accounts receivable	(3,623)	(2,109)	(4,498)
Inventories and other current assets	(1,039)	336	17
Deferred charges and other	(818)	12	(15)
Preneed funeral and cemetery trust investments	(7,477)	(13,888)	757
Accounts payable and accrued liabilities	(1,408)	613	(3,524)
Deferred preneed funeral and cemetery revenue	10,893	10,095	(5,634)
Non-controlling interests in preneed funeral and cemetery trusts investments	1,825	2,526	5,319
Deferred interest on convertible junior subordinated debenture	(10,345)	—	—
Net cash provided by operating activities of discontinued operations	1,649	928	10

Net cash provided by operating activities	1,739	18,183	19,571
Cash flows of investing activities:
Acquisitions	(1,285)	(1,072)	(48,604)
Net proceeds from sales of assets	586	670	—
Purchase of corporate investments	(32,724)	(50,927)	—
Maturities of corporate investments	15,816	52,533	15,303
Sales proceeds (deposited into) withdrawn from restricted accounts	—	(2,888)	2,888
Capital expenditures	(8,104)	(6,365)	(11,650)
Net cash provided by investing activities of discontinued operations	1,509	6,312	3,241

Net cash used in investing activities	(24,202)	(1,737)	(38,822)
Cash flows of financing activities:
Payments under bank line of credit	(25,600)	—	—
Payments on senior long-term debt and obligations under capital leases	(72,533)	(2,111)	(1,396)
Proceeds from the issuance of senior notes	130,000	—	—
Payment of financing costs	(4,175)	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	936	567	970
Tax benefit from stock-based compensation	—	63	377
Net cash used in financing activities of discontinued operations	(164)	(94)	(74)

Net cash provided by (used in) financing activities	28,464	(1,575)	(123)
Net increase (decrease) in cash and cash equivalents	6,001	14,871	(19,374)
Cash and cash equivalents at beginning of year	1,948	7,949	22,820

Cash and cash equivalents at end of year	$7,949	$22,820	$3,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Carriage Services, Inc. (“Carriage” or the “Company”) was founded in 1991 and incorporated under the laws of the State of Delaware in 1993. The Company owns and operates 139 funeral homes in 25 states and 32 cemeteries in 11 states at December 31, 2007. Carriage provides a complete range of preneed and atneed services and products related to funerals, burials and cremations.
     Principles of Consolidation and Basis of Presentation
     The financial statements include the Consolidated Financial Statements of Carriage Services, Inc. and its subsidiaries, after eliminating all significant intercompany balances and transactions. Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
     The accounting policies and procedures reflected herein have been consistently followed during the periods presented, except for the changes in accounting methods discussed in Note 1 related to stock-based employee compensation.
     Funeral and Cemetery Operations
     We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Financial Accounting Standards (FAS) No. 66 “Accounting for Sales of Real Estate.” This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
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
     Trade accounts receivable consists of approximately $8.3 million and $10.7 million of funeral receivables and approximately $6.6 million and $6.1 million of current preneed cemetery receivables at December 31, 2006 and 2007, respectively. Non-current preneed receivables at December 31, 2006 and 2007, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consist of approximately $2.2 million and $5.0 million of funeral receivables and $12.9 million and $13.3 million of cemetery receivables at December 31, 2006 and 2007, respectively.
     Preneed Contracts
     Interment rights, merchandise and services are also sold on a preneed basis and in many instances the customer pays the contract over a period of time. Cash proceeds from preneed sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts may generally be withdrawn at maturity (death) or cancellation. The trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are included in the non-current asset section of the balance sheet. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company (Note 11).

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
     Cemetery Perpetual Care Trust Funds
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
     Goodwill
     The excess of the purchase price over the fair value of net identifiable assets of funeral homes acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded in connection with the acquisitions of cemetery businesses. In accordance with FAS No. 142, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.
     Inventory
     Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers, and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $50,000 and $59,000 in 2006 and 2007, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7
     Property, plant and equipment was comprised of the following at December 31, 2006 and 2007:

	December 31,	December 31,
	2006	2007
	(in thousands)
Land	$26,589	$32,476
Buildings and improvements	81,567	100,980
Furniture, equipment and automobiles	41,076	45,456

	149,232	178,912
Less: accumulated depreciation	(47,932)	(53,304)

	$101,300	$125,608
Less: Property, plant and equipment included in assets held for sale	(1,406)	—

	$99,894	$125,608

     During 2005, 2006 and 2007, the Company recorded $6,922,000, $6,897,000 and $6,982,000 respectively, for depreciation expense against income from continuing operations.
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
     Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with FAS No. 109, “Accounting for Income Taxes”, (Note 17). The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at January 1, 2007 as further discussed in Note 4 to the consolidated financial statements.
     Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of awards for options or awards containing options is determined using the Black-Scholes valuation model. The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method, which results in no restatement of the Company’s previously issued annual consolidated financial statements.

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
     Pursuant to the provisions of FAS 123R, the Company applied the modified-prospective transition method. Under this method, the fair value provision of FAS 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of FAS 123R, are recognized under the provisions of FAS No 123, Accounting for Stock-Based Compensation (“FAS 123”), after adjustments for estimated forfeitures. FAS 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense will be recognized for all stock-based awards based on grant-date fair value.
     Carriage has three types of stock-based compensation plans for which the accounting is changed: stock options, restricted stock and an employee stock purchase plan (“ESPP”). Options to purchase Carriage common stock have been granted with an exercise price equal to the fair market value at the date of grant with vesting generally occurring annually over four years. The value of the options at the date of grant is amortized to compensation expense over the vesting period on a straight line basis. Twenty-five percent of the restricted shares vest annually on each of the next four anniversary dates of the grants. The value of the restricted stock at the date of grant is amortized to compensation expense over the vesting period, generally four years, on a straight line basis. The ESPP allows employees, through payroll deductions, to purchase Carriage common stock at 85% of the value of the common stock on the quarterly purchase dates or the annual grant date, whichever is lower.
     The fair value of the stock option awards and the ESPP awards are determined using the Black-Scholes valuation model, which is consistent with the valuation methods previously utilized for the awards in the proforma footnote disclosures required under FAS 123, as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company recorded pretax stock-based compensation expense for the stock options and the ESPP totaling $236,000 and $131,000 for the year ended December 31, 2006 and 2007, respectively. Had FAS 123R been effective for 2005, the Company would have recorded additional pretax stock-based compensation totaling $312,000 as disclosed in the following table (in thousands). “As reported” is as of the year FAS No. 123 was adopted thus it has not been affected for discontinued operations since 2005.

	Year ended
	December 31, 2005
	As Reported	Effect of Change	Proforma
Loss from continuing operations before income taxes	$(1,449)	$(312)	$(1,761)
Net loss available to common stockholders	(21,865)	(195)	(22,060)

Net loss per share available to common stockholders:
Basic	$(1.19)	$(0.01)	$(1.20)
Diluted	(1.19)	(0.01)	(1.20)
See Note 18 to the consolidated financial statements for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Fair Value of Financial Instruments
     Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility, when drawn, approximates its fair value. Management estimates that the fair value of senior long-term debt at December 31, 2007 was approximately $128.1 million, based on available market quotes. Management estimates that the fair value of the Convertible junior subordinated debenture at December 31, 2007 was approximately $82.5 million, based on available broker quotes of the corresponding convertible preferred securities at Carriage Services Capital Trust.

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
     Business Combinations
     We apply the principles provided in FAS No. 141 when we acquire businesses. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase and other related transaction costs known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in FAS No. 141, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     Consolidation of Variable Interest Entities
     FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The implementation of FIN 46R resulted, for financial reporting purposes, in the consolidation of the Company’s preneed and perpetual care trust funds. The investments of such trust funds are reported at market value and the Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds.
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
     The Company recognizes the income, gains and losses of the preneed trusts and the unrealized income, gains and losses of the cemetery perpetual care trusts. The Company recognizes a corresponding expense equal to the recognized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.
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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Fair Value Measurements
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS No. 157 will have on its consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS No. 159 will have on its consolidated financial statements.
     Business Combinations
     In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS No. 141R will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)
     Non-controlling Interests
     In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS No. 160”). FAS No. 160 requires non-controlling interests in a subsidiary be reported as equity in the consolidated financial statements, the attributable net income be identified and presented on the face of the consolidated statement of income and changes in the ownership be accounted for consistently. The statement also includes requirements when an interest is deconsolidated. Disclosure should be sufficient to clearly identify and distinguish between the interests of the reporting entity and that of the non-controlling interests owners. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS No. 160 will have on its consolidated financial statements.
3. CHANGE IN ACCOUNTING METHOD FOR PRENEED SELLING COSTS
     On June 30, 2005, the Company changed its method of accounting for preneed selling costs, incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts. The Company has applied this change in accounting method effective January 1, 2005. Therefore, the Company’s results of operations for the year ended December 31, 2005, 2006 and 2007 are reported on the basis of the changed method. Prior to this change, commissions and other costs that were related to the origination of prearranged funeral and cemetery service and merchandise sales were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the prior accounting method, the commissions and other direct selling costs, which are current obligations that are paid and use operating cash flow, are not recognized currently in the income statement.
     As of January 1, 2005, the Company recorded the cumulative effect of the change in accounting method in the amount of $35.8 million pretax or $22.8 million after tax (net of income tax benefit of $13.0 million), or $1.24 per diluted share, which represents the cumulative balance of deferred preneed selling costs in the Company’s consolidated balance sheet at that date.
4. CHANGE IN ACCOUNTING FOR INCOME TAX UNCERTAINTIES
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company at the beginning of the first quarter of 2007. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a reduction to the 2007 opening balance of Retained Earnings and an increase in noncurrent liabilities in the amount of $0.2 million to the January 1, 2007 retained earnings balance.
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.0 million as of December 31, 2007, resulting from deductions totaling $15.2 million on Federal returns and $13.4 million on various state returns. The effect of applying FIN 48 for the year ended December 31, 2007 was not material to operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

December 31,
2007
Unrecognized tax benefit at beginning of year	$4,962
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	504
Reductions as a result of a lapse of the applicable statute of limitations	(86)

Unrecognized tax benefit at end of year	$6,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. CHANGE IN ACCOUNTING FOR INCOME TAX UNCERTAINTIES (continued)
     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2007. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     The Company’s Federal income tax returns for 2001 through 2007 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2007.
5. ACQUISITIONS
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
     During 2007, the Company completed seven acquisitions. The consideration paid for those businesses was cash. We have not incurred any debt to buy these businesses. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired business are included in the Company’s results from the date of acquisition. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results. Selected information on the acquisitions follows:

			Assets
			Acquired
			(Excluding	Goodwill	Liabilities
Acquisition Date	Type of Business	Market	Goodwill)	Recorded	Assumed
January 2007	Combination and Funeral Home	Corpus Christi, TX	$27.7	$4.1	$25.4
April 2007	Combination	Los Angeles, CA	$13.0	—	$4.8
June 2007	Combination and Cemetery	Boise, ID	$8.7	6.1	$4.9
June 2007	Funeral Home	Santa Fe, NM	$0.9	—	—
August 2007	Five Funeral Homes	Springfield, MA	$5.1	0.3	$1.7
November 2007	Four Funeral Homes	Los Angeles, CA	$6.4	4.0	$0.2
November 2007	Funeral Home	Methuen, MA	$5.5	4.0	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. ACQUISITIONS (continued)
The effect of the acquisitions on the consolidated balance sheet at December 31, 2007 was as follows (in thousands):

Current assets	$2,072
Property, plant & equipment	33,203
Goodwill	18,532
Preneed assets	32,643
Deferred charges	1,635
Current Liabilities	(6,958)
Debt	(1,069)
Deferred preneed revenues	(11,128)
Non-controlling interest in trusts	(24,715)

Cash used for acquisition	$44,215
Unassumed liabilities	3,573
Debt paid at acquisition	816

$48,604

6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to also assess disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
     In 2007, the Company sold four funeral home businesses for approximately $3.2 million and recognized a gain of $1.2 million. During 2006, the Company recorded impairment charges totaling $2.1 million, which is related to specifically identified goodwill, for one of these businesses.
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
     No businesses were held for sale at December 31, 2007. At December 31, 2006, assets and liabilities associated with the three funeral home businesses held for sale in the accompanying balance sheet consisted of the following (in thousands).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (continued)
     The operating results of businesses discontinued during the periods presented, as well as impairments and gains or losses on the disposal, are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax affect. Likewise, the operating results, impairment charges and gains or losses from those businesses have been similarly reported for comparability. The results for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the years ended December 31,
	2005	2006	2007
Revenues	$7,244	$4,447	$628

Operating income (loss)	$1,742	$853	$(8)
Gain (losses) on sale and (impairments)	1,303	(8,614)	1,214
(Provision) benefit for income taxes	(1,033)	2,631	(452)

Income (loss) from discontinued operations	$2,012	$(5,130)	$754

7. SHORT TERM INVESTMENTS
     Short term investments are investments purchased with an original maturity of greater than three months but less than a year at the time of purchase. Short term investments at December 31, 2006 consisted of commercial paper with maturity dates that ranged from January 2007 to February 2007 at rates ranging from 5.17 % to 5.19 % per annum. Market value approximated cost. There were no short term investments at December 31, 2007.
8. GOODWILL
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
     The following table presents changes in goodwill for the year ended December 31, 2006 and 2007 (in thousands):

	December 31,	December 31,
	2006	2007
Goodwill at beginning of year	$157,358	$148,845
Impairments	(8,392)	—
Divestitures	(121)	(114)
Acquisitions	—	18,532

Goodwill at end of year	$148,845	$167,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PRENEED TRUST INVESTMENTS
     Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust assets at December 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and short-term investments	$5,001	$—	$—	$5,001
Fixed income securities:
U.S. Agency obligations	18,645	412	(2)	19,055
State obligations	351	13	—	364
Corporate	1,950	36	(10)	1,976
Other	5	—	—	5
Common Stock	12,881	1,343	(883)	13,341
Mutual funds:
Equity	14,155	1,349	(211)	15,293
Fixed income	5,887	100	(230)	5,757

Trust investments	$58,875	$3,253	$(1,336)	$60,792

Accrued investment income	$322			$322

Trust assets				$61,114

Market value as a percentage of cost				103.8%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,938
Due in one to five years	14,587
Due in five to ten years	4,712
Thereafter	163

$21,400

     The cost and market values associated with preneed cemetery trust assets at December 31, 2006 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and short-term investments	$4,559	$—	$—	$4,559
Fixed income securities:
U.S. Agency obligations	13,544	3	(89)	13,458
State obligations	5,811	66	(155)	5,722
Corporate	2,426	17	(19)	2,424
Other	6	—	—	6
Common Stock	10,074	1,582	(60)	11,596
Mutual funds:
Equity	11,192	1,305	(155)	12,342
Fixed income	5,061	83	(16)	5,128

Trust investments	$52,673	$3,056	$(494)	$55,235

Accrued investment income	$248			$248

Trust assets				$55,483

Market value as a percentage of cost				105.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PRENEED TRUST INVESTMENTS (continued)
     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided.
     The cost and market values associated with preneed funeral trust assets at December 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$35,665	$—	$—	$35,665
Fixed income securities:
U.S. Treasury	7,330	212	—	7,542
State obligations	1,581	46	—	1,627
Corporate	1,790	29	(9)	1,810
Obligations and guarantees of U.S. government agencies	1,583	36	(1)	1,618

Common Stock	4,239	624	(73)	4,790
Mutual funds:
Equity	11,192	1,333	(82)	12,443
Fixed income	2,823	27	(53)	2,797

Trust investments	$66,203	$2,307	$(218)	$68,292

Market value as a percentage of cost				103.2%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$3,443
Due in one to five years	8,928
Due in five to ten years	226
Thereafter	0

$12,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. PRENEED TRUST INVESTMENTS (continued)
     The cost and market values associated with preneed funeral trust assets at December 31, 2006 are detailed below (in thousands).

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
     Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2007 are as follows (in thousands):

	December 31,	December 31,
	2006	2007
Investment income	$2,913	$4,615
Realized gains	3,433	4,129
Realized losses	(1,273)	(410)
Expenses	(1,126)	(1,191)
Increase in non-controlling interests in trust investments	(3,947)	(7,143)

	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts at December 31, 2006 and 2007 represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.
     The components of the receivables from funeral trusts in the consolidated balance sheet at December 31, 2006 and 2007 are as follows (in thousands):

	December 31,	December 31,
	2006	2007
Amount due from preneed funeral trust funds	$17,427	$16,717
Less: allowance for contract cancellation	(1,778)	(1,705)

	$15,649	$15,012

     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2007 and 2006. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2007:
Cash and cash equivalents	$2,916	$2,916
Fixed income investments	10,576	10,341
Mutual funds and common stocks	100	100
Annuities	3,125	3,298

Total	$16,717	$16,655

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2006:
Cash and cash equivalents	$2,658	$2,658
Fixed income investments	11,607	11,079
Mutual funds and common stocks	109	108
Annuities	3,053	3,296

Total	$17,427	$17,141

11. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance policies. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $161.1 and $191.7 million at December 31, 2006 and 2007, respectively and are not recorded on the Company’s balance sheet.
12. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
     The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2007 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$2,785	$—	$—	$2,785
Fixed income securities:
U.S. Agency obligation	6,448	99	(2)	6,545
State obligations	489	18	—	507
Corporate	901	40	(1)	940
Other	293	—	(3)	290
Common Stock	11,698	1,174	(903)	11,969
Mutual funds:
Equity	7,812	892	(273)	8,431
Fixed income	5,785	92	(239)	5,638
Other assets

Trust investments	$36,211	$2,315	$(1,421)	$37,105

Accrued investment income	$97			$97

Trust assets				$37,202

Market value as a percentage of cost				102.7%

     The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$1,191
Due in one to five years	5,302
Due in five to ten years	1,535
Thereafter	254

$8,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
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

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2006 and 2007 are as follows:

	December 31,	December 31,
	2006	2007
Trust assets, at market value	$32,540	$37,202
Pending withdrawals of income	(1,351)	(901)

Non-controlling interests	$31,189	$36,301

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Other income in the Consolidated Statements of Operations for the year ended December 31, 2006 and 2007 are as follows (in thousands):

	December 31,	December 31,
	2006	2007
Undistributable realized gains	$1,010	$1,734
Undistributable realized losses	(363)	(62)
Increase in non-controlling interests in perpetual care trust investments	(647)	(1,672)

	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2006 and 2007 were as follows:

	December 31,	December 31,
	2006	2007
	(in thousands)
Prepaid agreements not to compete, net of accumulated amortization of $4,092 and $4,259, respectively	$511	$1,039
Deferred loan costs, net of accumulated amortization of $1,083 and $1,663, respectively	4,012	3,433
Deferred tax asset	16,540	7,133
Federal agency bond (cost approximates market)	5,000	—
Other	4,396	4,797

	$30,459	$16,402

     Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
14. LONG-TERM DEBT
     Long-Term Debt
     The Company’s long-term debt consisted of the following at December 31, 2006 and 2007:

	December 31,	December 31,
	2006	2007
	(in thousands)
Credit Facility, secured floating rate $35 million line matures in April, 2010	$—	$—
7.875% Senior Notes due 2015	130,000	130,000
Acquisition debt	2,669	1,421
Other	2,731	2,768
Less: current portion	(1,559)	(1,195)

	$133,841	$132,994

     The Company has a $35 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. Interest is payable quarterly. The credit facility is collateralized by all personal property and funeral home real property in certain states. The facility is currently undrawn.
     In accordance with the terms of the Company’s credit facility, a portion of the cash proceeds from the sale of funeral home and cemetery businesses are pledged to the benefit of the lenders and are restricted for use only for acquisitions of similar businesses, capital expenditures, or paydowns of debt. During 2006, approximately $5.5 million of such proceeds were so pledged, with $2.6 million released during 2006 and the remainder released in 2007.
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
     In connection with the issuance of the Senior Notes in 2005, the Company made a required “make whole” payment of $6.0 million (recorded as additional interest) to the holders of debt that was paid off early from the Senior Notes and recorded a charge to write off $0.7 million of unamortized loan costs (in aggregate $4.2 million after tax, or $0.23 per diluted share). In connection with the placement of the senior secured revolving credit facility also in 2005, the Company recorded a charge to write off $0.2 million or $0.01 per diluted share of unamortized loan costs related to the previous credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. LONG-TERM DEBT (continued)
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2006 and 2007.
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2007 are approximately $1,195,000, $661,000, $396,000, $418,000 and $422,000, respectively and $131,097,000 thereafter.

15.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. The Company deferred the distributions during the period September 2003 to January 2005. The Company brought the deferred distributions current during January 2005. There are no deferred distributions at December 31, 2007.
16. COMMITMENTS AND CONTINGENCIES
     Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,805,000, $3,735,000 and $3,704,000 for 2005, 2006 and 2007, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,387,000 in 2006 and $1,323,000 in 2007, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2007, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease
	Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31,
2008	$2,248	$626
2009	1,609	643
2010	1,226	650
2011	939	650
2012	909	666
Thereafter	3,455	6,983

Total future minimum lease payments	$10,386	$10,218

Less: amount representing interest (rates ranging from 7% to 11.5%)		(5,494)
Less: current portion of obligations under capital leases		(61)

Long-term obligations under capital leases		$4,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. COMMITMENTS AND CONTINGENCIES (continued)
     Agreements and Employee Benefits
     Carriage has obtained various agreements not to compete from former owners and employees. These agreements are generally for one to 10 years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $1,032,000, $669,000, $533,000, $317,000 and $258,000, respectively and $447,000 thereafter.
     The Company has entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $430,000, $246,000, $95,000, $33,000 and $23,000, respectively and $50,000 thereafter.
     The Company has entered into employment agreements with the executive officers and management. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. The payments due under these agreements for the next three years total $2,270,000, $2,225,000 and $1,412,000, respectively.
     Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $268,000, $217,000 and $650,000 for 2005, 2006 and 2007, respectively. The Company does not offer any post-retirement or post-employment benefits.
     Other Commitments
     In 2005, the Company entered into an agreement to outsource the processing of transactions for the cemetery business. The Company and the contractor may terminate the contract for various reasons upon written notification and set terms. Payments vary based on the level of resources provided. The Company paid $1.2 million, $2.2 million and $1.7 million to the contractor for services in 2005, 2006 and 2007, respectively.
     Litigation
     We are a party to various litigation matters and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein; however, if we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters.
     Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587— On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all hourly, non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage failed to properly compensate employees for time spent on community work, on-call time, pre-need appointments, and training, failed to provide required meal and rest breaks under California state law, and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’ motion for conditional certification under the FLSA. The parties currently are in the process of effectuating notice of the lawsuit to all potential class members pursuant to the Court’s order. The Company will defend this lawsuit vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Means v. Carriage Cemetery Services, Inc., et al., Indiana Superior Court, Marion County, Indiana, Case No. 49D12-0704-PL-016504. On April 20, 2007, Plaintiff Cecilia Means (“Plaintiff”) filed a putative class action alleging that one or more of the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—and one or more of the bank trustees who served as trustee of Grandview Cemetery’s Pre-Arrangement Trust Fund (the “Grandview Trust Fund”), improperly withdrew funds from the Grandview Trust Fund. Carriage denies all material allegations because the subject withdrawals occurred in a period other than during Carriage’s ownership, and filed a motion for summary judgment with respect to Plaintiff’s claims against it. The Court has yet to rule on either motion. Plaintiff has also filed a motion to certify a class, and briefing on this issue is ongoing. The Company will defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. COMMITMENTS AND CONTINGENCIES (continued)
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs (“Plaintiffs”) filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. The Company has filed its answer denying the claims and will defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007); Lapine Hillard, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Case No. 39C01-0708-CT-398 (filed August 7, 2007); Lawson v. Carriage Funeral Holdings, Inc., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0708-CT-429 (filed August 17, 2007); Wiley, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0706-CT-287 (filed June 6, 2007). In these individual actions, Plaintiffs allege improper handling of remains or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage assumed only Vail-Holt’s assets, and not its liabilities, under the Asset Purchase Agreement. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. The court has not yet ruled on Carriage’s motions. The Company will defend these actions vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
17. INCOME TAXES
     The provision (benefit) for income taxes from continuing operations for the year ended December 31, 2005, 2006 and 2007 consisted of:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Current:
U. S. Federal	$—	$227	$(7)
State	241	491	439

Total current provision	241	718	432
Deferred:
U. S. Federal	(373)	1,975	4,418
State	(400)	(388)	218

Total deferred provision (benefit)	(773)	1,587	4,636

Total income tax provision (benefit)	$(532)	$2,305	$5,068

     A reconciliation of taxes calculated at the U.S. Federal statutory rate to those reflected in the consolidated statements of operations for the year ended December 31, 2005, 2006 and 2007 is as follows:

	Year Ended December 31,
	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$(564)	34.0%	$2,051	34.0%	$4,282	34.0%
Effect of state income taxes, net of Federal benefit	(41)	2.5	462	7.7	954	7.6
Effect of non-deductible expenses and other, net	214	(14.7)	101	1.6	(109)	(0.9)
Change in valuation allowance	(141)	9.7	(309)	(5.0)	(59)	(0.5)

	$(532)	31.5%	$2,305	38.3%	$5,068	40.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. INCOME TAXES (continued)
     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2006 and 2007 were as follows:

	Year Ended December 31,
	2006	2007
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$5,927	$5,635
Minimum tax credit carryforwards	—	144
State tax credit carryforwards	—	109
Accrued liabilities and other	1,672	1,721
Amortization of non-compete agreements	1,813	1,302
Preneed liabilities, net	23,320	24,700

Total deferred income tax assets	32,732	33,611
Less valuation allowance	(823)	(1,955)

Total deferred income tax assets	$31,909	$31,656

Deferred income tax liabilities:
Amortization and depreciation	$(13,697)	$(20,237)
Other	—	(314)

Total deferred income tax liabilities	(13,697)	(20,551)

Total net deferred tax assets	$18,212	$11,105

Current deferred tax asset	$1,672	$3,972
Non-current deferred tax asset	16,540	7,133

Total net deferred tax assets	$18,212	$11,105

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2006 and 2007. The non-current deferred tax asset is included in deferred charges and other non-current assets at December 31, 2006 and 2007.
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company increased its valuation allowance and recorded deferred tax liabilities in the amounts of $1.1 million (equal to $0.06 per diluted share) during 2007. The increase was primarily due to the Company increasing its blended state statutory rate from 3.8% to 6.8%. This increase was offset by a corresponding increase in the Company’s state net operating loss carryforward deferred tax asset.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $6.6 million available at December 31, 2007 to offset future Federal taxable income, which expire between 2021and 2025 if not utilized. Carriage also has approximately $63.7 million of state net operating loss carryforwards that will expire between 2008 and 2027, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2007 is attributable to the deferred tax asset related to the state operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. STOCKHOLDERS’ EQUITY
     Stock Based Compensation Plans
     During the three year period ended December 31, 2007 Carriage had five stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”), the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”). Substantially all of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan, the Director’s Plan and the Consultants Plan were terminated during 2006. The expiration and termination of these plans does not affect the options previously issued and outstanding.
     All stock-based plans are administered by the Compensation Committee appointed by the Board of Directors. The 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Plan to be issued with an exercise price equal to or greater than the then fair market value of Carriage’s Common Stock as determined by the closing price on the date of the option grant. Because of changes in the Company’s compensation philosophy, options have not been awarded to officers since 2003 and only a small percentage of the outstanding options are currently unvested.
     The status of each of the plans at December 31, 2007 are as follows (in thousands):

	Shares	Shares	Options
	Reserved	Available to Issue	Outstanding
1995 Plan	—	—	243
1996 Plan	—	—	548
Directors’ Plan	—	—	205
2006 Plan	1,350	988	—

Total	1,350	988	996

     Stock Options
     A summary of the stock options at December 31, 2005, 2006 and 2007 and changes during the three years ended is presented in the table and narrative below:

	Year ended December 31,
	2005		2006		2007
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	(000)	Ex Price	(000)	Ex Price	(000)	Ex Price
Outstanding at beginning of period	1,616	$3.64	1,365	$3.39	1,243	$3.32
Granted	24	6.02	24	4.81	—	—
Exercised	(178)	2.99	(87)	3.01	(218)	2.83
Canceled or expired	(97)	8.93	(59)	6.06	(29)	7.45

Outstanding at end of year	1,365	3.39	1,243	3.32	996	3.12

Exercisable at end of year	1,253	3.30	1,202	3.28	989	3.11

Weighted average fair value of options granted		$3.22		$2.44

Assumptions used in determining option fair values:
Expected dividend yield		0%		0%
Expected volatility		50%		58%
Risk-free interest rate		4.04%		4.25%
Expected life (years)		5		5
     The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2007 totaled $5,851,000 and $5,819,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. STOCKHOLDERS’ EQUITY (continued)
     The total intrinsic value of options exercised during 2005, 2006 and 2007 totaled $357,000, $155,000 and $1,157,000, respectively. As of December 31, 2007, there was $17,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately one year. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, the Company recorded compensation expense totaling $117,000 and $36,000 in 2006 and 2007, respectively, related to the vesting of stock options.
     The following table further describes the Company’s outstanding stock options at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual		Weighted-
Range of	Number	Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/07	Contractual Life	Exercise Price	at 12/31/07	Exercise Price
$ 1.19-1.56	538	3.0	$1.50	538	$1.50
$ 2.06-3.09	120	2.5	$2.89	120	$2.89
$ 3.12-4.66	87	5.3	$4.19	80	$4.15
$ 4.77-6.19	219	4.7	$5.08	219	$5.08
$13.25-19.88	32	0.2	$14.60	32	$14.60

$ 1.19-19.88	996	3.4	$3.12	989	$3.11
     Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2005, employees purchased a total of 86,354 shares at a weighted average price of $4.20 per share. During 2006, employees purchased a total of 74,536 shares at a weighted average price of $4.03 per share. In 2007, employees purchased a total of 79,120 shares at a weighted average price of $4.71 per share. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, compensation cost totaling approximately $119,000 and $95,000 was expensed in 2006 and 2007, respectively.
     The fair values of the grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following assumptions:

	2005	2006	2007
Expected dividend yield	0%	0%	0%
Expected volatility	50%	58%	24%
Risk-free interest rate	4.04%	4.25%	4.94%, 4.91%, 4.96%, 5.00%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1
     The expected life of the ESPP grants represents the calendar quarters from the grant date (January 1) to the purchase date (end of each quarter).
Restricted Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers and key employees of the Company from the stock benefit plans. A summary of the status of unvested restricted stock awards as of December 31, 2007, and changes during 2007, is presented below:

		Weighted Average
	Shares	Grant Date
Unvested stock awards	(in thousands)	Fair Value
Unvested at January 1, 2007	248,750	$4.76
Awards	318,813	7.34
Cancellations	(39,000)	6.13
Vestings	(111,500)	4.58

Unvested at December 31, 2007	417,063	6.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. STOCKHOLDERS’ EQUITY (continued)
     The Company recognized $0.6, $0.5 and $0.7 million in compensation cost in 2005, 2006 and 2007, respectively, related to the vesting of restricted stock awards. As of December 31, 2007, there was $2.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.
Director Compensation Plans
     The Company has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s common stock for all or a portion of their annual retainer and meeting fees. During the three years 2005 through 2007, the Company issued shares of common stock to directors totaling 17,088, 15,736 and 15,888, respectively, in lieu of payment in cash for their meeting fees, the market value of which was charged to operations. New directors receive an award of 20,000 shares of common stock at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. Additionally, the non-executive officer directors received a grant of 6,000 fully vested stock options each on the date of the annual stockholders meeting during 2005 and 2006. At the 2007 annual stockholders meeting, each of the non-executive directors were granted 3,000 fully vested restricted shares from the 2006 Plan. Pursuant to the Company’s adoption of FAS 123R at the beginning of 2006, the value of the 2006 and 2007 share-based compensation totaling $140,000 and $280,000, respectively, was charged to operations.
19. PREFERRED STOCK
     The Company has 40,000,000 authorized shares of preferred stock, none of which is currently issued and outstanding.
20. RELATED PARTY TRANSACTIONS
     As an incentive, the Company entered into an arrangement with a former owner, who had served as a director to pay him 10% of the amount by which the annual field level cash flow exceeds predetermined targets on certain businesses in California through 2006, with a final payment paid in 2007 equal to a multiple of six times the average of the last three years payments. The business purpose of the arrangement was to incentivise the individual to provide Carriage with high quality acquisition targets and to have input in the competitive strategies of those businesses post-acquisition so that cash flows grow over time. The terms were determined by reference to similar arrangements within the death care industry. The incentives earned by the director totaled approximately $276,000 and $344,000 for the years 2005 and 2006, respectively, and a final payment of $1,452,000 paid in the first quarter of 2007.
     The Company uses a law firm in which one of its partners is the spouse of the Company’s Vice President and General Counsel. The firm is used for various legal matters. During the year ended December 31, 2007, the Company paid the law firm $498,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. EARNINGS PER SHARE
     The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007:

	Year ended December 31,
	2005	2006	2007
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(1,121)	$3,714	$7,525
Net income (loss) from discontinued operations	2,012	(5,130)	754
Cumulative effect of change in accounting method	(22,756)	—	—

Numerator for earnings per share — net income (loss)	$(21,865)	$(1,416)	$8,279

Denominator:
Denominator for basic earnings per share — weighted average shares	18,334	18,545	19,020
Dilutive effect of stock options	—	367	487

Denominator for diluted earnings per share	18,334	18,912	19,507

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.21	$0.40
Discontinued operations	0.11	(0.29)	0.04
Cumulative effect of change in accounting method	(1.24)	—	—

Net income (loss)	$(1.19)	$(0.08)	$0.44

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.20	$0.39
Discontinued operations	0.11	(0.28)	0.04
Cumulative effect of change in accounting method	(1.24)	—	—

Net income (loss)	$(1.19)	$(0.08)	$0.43

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
     Options to purchase 0.03 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2007	$124,808	$43,016	$—	$167,824
2006	114,187	36,159	—	150,346
2005	110,882	37,555	—	148,437
Net income (loss) from continuing operations:
2007	$22,757	$5,920	$(21,152)	$7,525
2006	18,811	2,540	(17,637)	3,714
2005	18,181	4,265	(23,567)	(1,121)
Total assets:
2007	$371,921	$206,840	$32,046	$610,807
2006	309,140	181,225	74,631	564,996
2005	322,497	189,684	58,459	570,640
Depreciation and amortization:
2007	$5,415	$2,724	$1,387	$9,526
2006	5,059	2,173	1,432	8,664
2005	5,021	2,759	1,273	9,053
Capital expenditures:
2007	$7,060	$2,399	$2,191	$11,650
2006	2,747	2,154	1,464	6,365
2005	2,872	2,846	2,386	8,104
Number of operating locations at year end:
2007	139	32	—	171
2006	131	28	—	159
2005	133	29	—	162
Interest expense
2007	$535	$119	$17,690	$18,344
2006	606	97	17,805	18,508
2005	734	107	17,746	18,587
Income tax expense (benefit) from continuing operations:
2007	$13,135	$3,312	$(11,379)	$5,068
2006	10,501	1,307	(9,503)	2,305
2005	9,983	2,152	(12,667)	(532)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the year ended
	2005	2006	2007
Revenues:
Goods:
Funeral	$48,219	$49,071	$52,218
Cemetery	26,772	24,384	29,153

Total goods	$74,991	$73,455	$81,371

Services:
Funeral	$62,664	$65,117	$72,590
Cemetery	10,782	11,774	13,863

Total services	$73,446	$76,891	$86,453

Total revenues	$148,437	$150,346	$167,824

Cost of revenues:
Goods:
Funeral	$40,911	$41,390	$42,925
Cemetery	18,657	19,302	20,490

Total goods	$59,568	$60,692	$63,415

Services:
Funeral	$31,520	$31,930	$34,766
Cemetery	7,417	7,418	8,006

Total services	$38,937	$39,348	$42,772

Total cost of revenues	$98,505	$100,040	$106,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2006 and 2007, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Revenue from continuing operations	$42,465	$41,510	$40,614	$43,235
Gross profit from continuing operations	12,880	11,126	9,792	12,002

Income (loss) from continuing operations	$2,992	$1,916	$731	$1,886
Income (loss) from discontinued operations	431	40	(38)	321

Net income (loss)	$3,423	$1,956	$693	$2,207

Basic earnings per common share:
Income (loss) from continuing operations	$0.16	$0.10	$0.04	$0.10
Loss from discontinued operations	0.02	—	—	0.02

Net income (loss) per basic share	$0.18	$0.10	$0.04	$0.12

Diluted earnings per common share (a):
Income (loss) from continuing operations	$0.16	$0.10	$0.04	$0.10
Loss from discontinued operations	0.02	—	—	0.02

Net income (loss) per diluted share	$0.18	$0.10	$0.04	$0.12

2006
Revenue from continuing operations	$40,829	$37,096	$34,994	$37,427
Gross profit from continuing operations	10,838	8,210	5,841	9,739

Income (loss) from continuing operations	$2,224	$609	$(500)	$1,381
Income (loss) from discontinued operations	(3,959)	94	(65)	(1,200)

Net income (loss)	$(1,735)	$703	$(565)	$181

Basic earnings per common share (a):
Income (loss) from continuing operations	$0.12	$0.04	$(0.03)	$0.07
Loss from discontinued operations	(0.21)	—	—	(0.06)

Net income (loss) per basic share	$(0.09)	$0.04	$(0.03)	$0.01

Diluted earnings per common share (a):
Income (loss) from continuing operations	$0.12	$0.04	$(0.03)	$0.07
Loss from discontinued operations	(0.21)	—	—	(0.06)

Net income (loss) per diluted share	$(0.09)	$0.04	$(0.03)	$0.01

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Cash paid for interest and financing costs	$33,169	$18,096	$17,956

Cash paid (refunded) for income taxes	275	(312)	320
Stock issued to directors or officers	1,338	168	2,269
Loss on early extinguishment of debt	978	—	—
Net deposits in preneed funeral trusts	(5,138)	(5,731)	(1,109)
Net deposits in preneed cemetery trusts	(3,095)	(5,463)	(2,490)
Net deposits in perpetual care trusts	(1,155)	(5,227)	(1,035)
Net decrease in preneed funeral receivables	1,195	617	1,647
Net (increase) decrease in preneed cemetery receivables	(467)	1,311	(362)
Net withdrawals of receivables from preneed funeral trusts	663	604	4,106

Net change in preneed funeral receivables increasing (decreasing) deferred revenue	2,318	5,006	(511)

Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	10,074	5,089	(5,123)

Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) non-controlling interests	1,304	(1,310)	1,291

Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) non-controlling interests	(379)	716	2,486

Deposits in perpetual care trust accounts increasing non-controlling interests	900	3,120	1,542

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	51,775	73,887	57,348
Purchase of available for sale securities of the funeral and cemetery trusts	61,223	62,323	83,064
Net deposits (withdrawals) in trust accounts increasing (decreasing) non-controlling interests	(2,123)	(11,789)	(8,760)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited and reported separately herein on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.
Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of Carriage Services, Inc. taken as a whole. The supplementary information included in Part IV, Item 15 (a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
Our report contains an explanatory paragraph that states the Company adopted the provisions of FASB Interpretation No. 48, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123 (revised 2004), effective January 1, 2006.
/s/KPMG LLP
Houston, Texas
March 14, 2008

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged to
	Beginning	Costs and		Balance End
Description	of year	Expenses	Deduction	of Year
Year ended December 31, 2005:
Allowance for bad debts, current portion	$940	$2,024	$2,027	$937
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$555	$1,834	$1,324	$1,065
Environmental remediation reserves	$103	$110	$70	$143
Employee severance accruals	$1,022	$355	$1,220	$157
Office closing and other accruals	$332	$3	$265	$70

Year ended December 31, 2006:
Allowance for bad debts, current portion	$937	$1,932	$1,944	$925
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,065	$3,020	$2,882	$1,203
Environmental remediation reserves	$143	$1,033	$824	$352
Employee severance accruals	$157	$451	$482	$126
Office closing and other accruals	$70	$—	$70	$—

Year ended December 31, 2007:
Allowance for bad debts, current portion	$925	$1,002	$785	$1,142
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,203	$2,396	$2,440	$1,159
Environmental remediation reserves	$352	$92	$444	$—
Employee severance accruals	$126	$63	$189	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal control over financial reporting is presented on page 33 of this Annual Report on Form 10-K. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The report of KPMG LLP relating to the effectiveness of internal control over financial reporting, the Consolidated Financial Statements and the financial statement schedule are presented in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     Our management report on internal control over financial reporting for the year ended December 31, 2007 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTIORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2008 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1) FINANCIAL STATEMENTS
     The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:
          (2) FINANCIAL STATEMENT SCHEDULES
     The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	69
Financial Statement Schedule II — Valuation and Qualifying Accounts	70
     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
          (3) EXHIBITS
     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Carriage Services, Inc. and payment of a reasonable fee.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

Exhibit No.	Description

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

Exhibit No.	Description

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.11	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.12	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.13	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Termination Agreement with James J. Benard dated July 17, 2006. †

10.15	Employment Agreement with J. Bradley Green dated September 11, 2006. †

10.16	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc.

10.17	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc.

10.18	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

10.19	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26,2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

10.20	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.21	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.22	Employment agreement with Joseph Saporito dated August 24, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

Exhibit No.	Description

10.23	Employment agreement with George J. Klug dated August 24, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.24	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.25	Indemnity agreement with Gary Forbes dated August 7, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2007. †

*10.26	Employment agreement with Kevin Musico dated August 7, 2007. †

10.27	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

*10.28	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

CARRIAGE SERVICES, INC.
By:	/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chairman of the Board, Chief Executive
Melvin C. Payne	Officer, President and Director (Principal Executive Officer)	March 14, 2008

/s/ Joseph Saporito	Executive Vice President, Chief Financial
Joseph Saporito	Officer and Secretary (Principal Financial Officer)	March 14, 2008

/s/ Terry E. Sanford	Senior Vice President, Treasurer and
Terry E. Sanford	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2008

/s/ Joe R. Davis Joe R. Davis	Director	March 14, 2008

/s/ Ronald A. Erickson Ronald A. Erickson	Director	March 14, 2008

/s/ Gary L. Forbes Gary L. Forbes	Director	March 14, 2008

/s/ Vincent D. Foster Vincent D. Foster	Director	March 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

Exhibit No.	Description

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.1	Amended and Restated 1996 Stock Option Plan. Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996. †

10.2	Amendment No. 2 to 1996 Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement No. 333-85961. †

10.3	Second Amended and Restated 1996 Stock Incentive Plan. Incorporated by reference to Appendix C to the Company’s 2005 Schedule 14A. †

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Mark F. Wilson dated December 18, 2000. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.11	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.12	Indemnity Agreement with Joseph Saporito dated May 13, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.13	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.14	Termination Agreement with James J. Benard dated July 17, 2006. †

Exhibit No.	Description

10.15	Employment Agreement with J. Bradley Green dated September 11, 2006. †

10.16	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc.

10.17	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc.

10.18	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

10.19	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26,2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc.

10.20	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.21	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.22	Employment agreement with Joseph Saporito dated August 24, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.23	Employment agreement with George J. Klug dated August 24, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.24	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.25	Indemnity agreement with Gary Forbes dated August 7, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2007. †

*10.26	Employment agreement with Kevin Musico dated August 7, 2007. †

10.27	Stock Purchase agreement as of June12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

*10.28	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

18.1	Preferability letter from registered public accounting firm regarding change in accounting method dated August 1, 2005. Incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2005.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Joseph Saporito in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Joseph Saporito in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Filed herewith.
(†) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.