Form 10-Q
period 2008-03-31
CARRIAGE SERVICES INC
filed 2008-05-09
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 1, 2008 was 19,438,811.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,446	$4,843
Accounts receivable, net of allowance for doubtful accounts of $1,142 in 2007 and $1,105 in 2008	16,421	15,123
Inventories and other current assets	13,686	13,136

Total current assets	33,553	33,102

Preneed cemetery trust investments	61,114	60,107
Preneed funeral trust investments	68,292	70,604
Preneed receivables, net of allowance for cancellations and doubtful accounts of $1,159 in 2007 and $948 in 2008	18,333	14,237
Receivables from preneed funeral trusts	15,012	14,681
Property, plant and equipment, at cost, net of accumulated depreciation of $53,304 in 2007 and $55,218 in 2008	125,608	124,901
Cemetery property	68,028	68,175
Goodwill	167,263	167,265
Deferred charges and other non-current assets	16,402	15,152
Cemetery perpetual care trust investments	37,202	35,794

Total assets	$610,807	$604,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,256	$983
Accounts payable	6,091	6,228
Accrued liabilities	14,559	8,638

Total current liabilities	21,906	15,849
Senior long-term debt, net of current portion	132,994	132,824
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,663	4,647
Deferred preneed cemetery revenue	50,610	52,592
Deferred preneed funeral revenue	34,277	27,313
Non-controlling interests in cemetery trust investments	61,114	60,107
Non-controlling interests in funeral trust investments	68,292	70,604

Total liabilities	467,606	457,686

Commitments and contingencies

Non-controlling interests in perpetual care trust investments	36,301	35,590
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,216,000 and 19,412,000 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	192	194
Additional paid-in capital	193,006	193,557
Accumulated deficit	(86,298)	(83,009)

Total stockholders’ equity	106,900	110,742

Total liabilities and stockholders’ equity	$610,807	$604,018

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2007	2008
Revenues:
Funeral	$32,378	$37,251
Cemetery	10,087	9,901

	42,465	47,152

Field costs and expenses:
Funeral	19,343	21,868
Cemetery	6,299	7,068
Depreciation and amortization	2,115	2,127
Regional and unallocated funeral and cemetery costs	1,819	2,065

	29,576	33,128

Gross profit	12,889	14,024
Corporate costs and expenses:
General, administrative and other	3,485	3,650
Home office depreciation and amortization	364	409

	3,849	4,059

Interest and other:
Interest expense	(4,620)	(4,619)
Interest income and other, net	445	90

	(4,175)	(4,529)

Income from continuing operations before income taxes	4,865	5,436
Provision for income taxes	(1,873)	(2,147)

Net income from continuing operations	2,992	3,289
Income from discontinued operations, net of tax	430	—

Net income	$3,422	$3,289

Basic earnings per common share:
Continuing operations	$0.16	$0.17
Discontinued operations	0.02	—

Net income	$0.18	$0.17

Diluted earnings per common share:
Continuing operations	$0.16	$0.17
Discontinued operations	0.02	—

Net income	$0.18	$0.17

Weighted average number of common and common equivalent shares outstanding:

Basic	18,763	19,344

Diluted	19,285	19,770

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months
	ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$3,422	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(430)	—
Depreciation and amortization	2,480	2,530
Amortization of deferred financing costs	179	179
Provision for losses on accounts receivable	662	1,024
Stock-based compensation expense	251	347
Deferred income taxes	1,873	2,107
Other	(109)	(22)

Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(889)	338
Inventories and other current assets	(175)	(593)
Deferred charges and other	22	60
Preneed funeral and cemetery trust investments	(2,041)	4,529
Accounts payable and accrued liabilities	(5,696)	(5,991)
Deferred preneed funeral and cemetery revenue	(400)	(4,982)
Non-controlling interests in preneed funeral and cemetery trusts	2,752	594
Net cash provided by operating activities of discontinued operations	47	—

Net cash provided by operating activities	1,948	3,409

Cash flows from investing activities:
Acquisitions	(9,992)	—
Maturities of corporate investments	10,303	—
Capital expenditures	(2,169)	(1,759)
Net cash provided by investing activities of discontinued operations	2,420	—

Net cash provided by (used in) investing activities	562	(1,759)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(394)	(459)
Proceeds from the exercise of stock options and employee stock purchase plan	323	165
Tax benefit from stock-based compensation	172	41

Net cash provided by (used in) financing activities	101	(253)

Net increase in cash and cash equivalents	2,611	1,397
Cash and cash equivalents at beginning of period	22,820	3,446

Cash and cash equivalents at end of period	$25,431	$4,843

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a) The Company
          Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of March 31, 2008, the Company owned and operated 139 funeral homes in 25 states and 32 cemeteries in 11 states.
          (b) Principles of Consolidation
          The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
          (c) Interim Condensed Disclosures
          The information for the three month periods ended March 31, 2007 and 2008 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction therewith.
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
          (f) Business Combinations
          We apply the principles provided in Statement of Financial Accounting Standard (FAS) No. 141R when we acquire businesses. Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, as defined in FAS No. 141R, we may adjust goodwill, assets, or liabilities associated with the acquisition.
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

          (h) Stock Plans and Stock-Based Compensation
          The Company has stock-based employee compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans, which are described in more detail in Note 18 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2007. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method. FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measures, but does not require any new fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007. The provisions of FAS No. 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15,2 008. We adopted FAS No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 16.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of Statement No. 159 to any of our financial instruments as of March 31, 2008; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.
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
     In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 (“FAS No. 160”). FAS No. 160 requires that non-controlling interests in a subsidiary be reported as equity in the consolidated financial statements, the attributable net income be identified and presented on the face of the consolidated statement of income and changes in the ownership be accounted for consistently. The statement also includes requirements when an interest is deconsolidated. Disclosure should be sufficient to clearly identify and distinguish between the interests of the reporting entity and that of the non-controlling interest owners. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS No. 160 will have on its consolidated financial statements.
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
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.0 million as of December 31, 2007, resulting from deductions totaling $15.2 million on Federal returns and $13.4 million on various state returns. The effect of applying FIN 48 for the quarter ended March 31, 2008 was not material to the Company’s operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
4. DISCONTINUED OPERATIONS
          The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
          No businesses were sold during the three months ending March 31, 2008.
          In the first quarter of 2007, the Company sold two funeral home businesses for approximately $2.4 million and recognized a gain of $0.7 million. During 2006, the Company recorded impairment charges totaling $6.1 million, which is related to specifically identified goodwill, for these businesses.
          No businesses were held for sale at December 31, 2007 and March 31, 2008.
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

	For the three months
	ended March 31,
	2007	2008
Revenues	$327	$—

Operating income	$20	$—
Gain on sale	677	—
Provision for income taxes	(267)	—

Income from discontinued operations	$430	$—

5. PRENEED TRUST INVESTMENTS
Preneed cemetery trust investments
          Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at March 31, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$6,205	$—	$—	$6,205
Fixed income securities:
U.S. and Agency obligations	17,846	722	—	18,568
State and municipal obligations	351	12	—	363
Corporate	1,949	50	(8)	1,991
Other	5	—	—	5
Common stock	13,010	906	(1,412)	12,504
Mutual funds:
Equity	14,179	622	(465)	14,336
Fixed income	5,866	294	(306)	5,854

Trust investments	$59,411	$2,606	$(2,191)	$59,826

Accrued investment income	$281			$281

Trust assets				$60,107

Market value as a percentage of cost				100.7%

          The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain	Market
Due in one year or less	$1,575	$14	$1,589
Due in one to five years	14,118	592	14,710
Due in five to ten years	4,453	170	4,623
Thereafter	5	—	5

	$20,151	$776	$20,927

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
          The cost and market values associated with preneed funeral trust investments at March 31, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$36,780	$—	$—	$36,780
Fixed income securities:
U.S. Treasury	7,055	377	—	7,432
State and municipal obligations	1,513	53	—	1,566
Corporate	1,689	52	—	1,741
Mortgage Backed Securities	1,569	62	—	1,631
Common stock	4,178	584	(413)	4,349
Mutual funds:
Equity	12,317	802	(721)	12,398
Fixed income	4,693	124	(110)	4,707

Trust investments	$69,794	$2,054	$(1,244)	$70,604

Market value as a percentage of cost				101.2%

          The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$3,566	$(80)	$3,486
Due in one to five years	8,042	660	8,708
Due in five to ten years	218	(42)	176

	$11,826	$544	$12,370

          Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded. No loss amounts have been required to be recognized for the periods presented herein.

Trust Investment Security Transactions
          Cemetery and funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2007 and 2008 are as follows (in thousands):

	For the three months
	ended March 31,
	2007	2008
Investment income (loss)	$865	$1,451
Realized gains	378	105
Realized losses	(174)	(110)
Expenses	(172)	(305)
Increase in non-controlling interests in trust investments	(897)	(1,141)

	$—	$—

6. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	March 31,
	2007	2008
Amount due from preneed funeral trust funds	$16,717	$16,348
Less: allowance for contract cancellation	(1,705)	(1,667)

	$15,012	$14,681

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $193.6 million at March 31, 2008, and are not included in the Company’s consolidated balance sheet.
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature and not material.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,524	$—	$—	$3,524
Fixed income securities:
U.S. and Agency Obligations	5,188	160	—	5,348
State and municipal obligations	489	16	—	505
Corporate	900	47	(1)	946
Mortgage backed securities	285	4	—	289
Common stock	11,896	781	(1,400)	11,277
Mutual funds:
Equity	8,498	436	(507)	8,427
Fixed income	5,441	261	(290)	5,412

Trust investments	$36,221	$1,705	$(2,198)	$35,728

Accrued net investment income	$66			$66

Trust assets				$35,794

Market value as a percentage of cost				98.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain	Market
Due in one year or less	$572	$7	$579
Due in one to five years	4,639	164	4,803
Due in five to ten years	1,651	56	1,706
Thereafter	—	—	—

	$6,862	$227	$7,088

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2007 and March 31, 2008 are as follows (in thousands):

	December 31,	March 31,
	2007	2008
Trust assets, at market value	$37,202	$35,794
Pending withdrawals of income	(901)	(204)

Non-controlling interests	$36,301	$35,590

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three months ended March 30, 2007 and 2008 are as follows (in thousands).

	For the three months
	ended March,
	2007	2008
Undistributable realized gains	$373	$34
Undistributable realized losses	(27)	(56)
Decrease (increase) in non-controlling interests in perpetual care trust investments	(346)	22

	$—	$—

9. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2008	$37,251	$9,901	$—	$47,152
Three months ended March 31, 2007	$32,378	$10,087	$—	$42,465

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2008	$12,246	$1,639	$(8,449)	$5,436
Three months ended March 31, 2007	$10,547	$2,178	$(7,860)	$4,865

Total assets:
March 31, 2008	$368,116	$204,726	$31,176	$604,018
December 31, 2007	$371,921	$206,840	$32,046	$610,807

10. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months
	ended March 31,
	2007	2008
Revenues
Goods
Funeral	$13,556	$15,042
Cemetery	7,023	6,426

Total goods	$20,579	$21,468

Services
Funeral	$18,822	$22,209
Cemetery	3,064	3,475

Total services	$21,886	$25,684

Total revenues	$42,465	$47,152

Cost of revenues
Goods
Funeral	$10,868	$11,920
Cemetery	4,576	4,895

Total goods	$15,444	$16,815

Services
Funeral	$8,475	$9,948
Cemetery	1,723	2,173

Total services	$10,198	$12,121

Total cost of revenues	$25,642	$28,936

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the three months ended
	March 31,
	2007	2008
Cash paid for interest and financing costs	$7,083	$7,088
Cash paid for income taxes	255	164
Restricted common stock issued to officers and directors	1,155	1,170
Net deposits into preneed funeral trusts	(335)	(2,312)
Net (deposits) withdrawals into/from preneed cemetery trusts	(1,204)	1,006
Net (deposits) withdrawals into/from perpetual care trusts	(958)	1,409
Net decrease in preneed funeral receivables	343	3,936
Net (increase) decrease in preneed cemetery receivables	(62)	160
Net withdrawals of receivables from preneed funeral trusts	175	330
Net change in preneed funeral receivables decreasing deferred revenue	(189)	(6,963)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(211)	1,981
Net deposits in preneed funeral trust accounts increasing noncontrolling interests	335	2,312
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	1,204	(1,006)
Deposits into and withdrawals from perpetual care trust accounts increasing (decreasing) noncontrolling interests	1,213	(712)

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities within the funeral and cemetery trusts	13,868	14,699
Purchases of available for sale securities within the funeral and cemetery trusts	(14,223)	(15,556)
12. DEBT
          The Company has outstanding a principal amount of $130 million of 7.875% Senior Notes, due in 2015, and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable quarterly. The credit facility matures in 2010 is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at March 31, 2008.
          Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds the debentures issued in connection with our TIDES) have fully and unconditionally guaranteed our obligations under the 7.875% Senior Notes. Additionally, the Company does not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the 7.875% Senior Notes.
13. COMMITMENTS AND CONTINGENCIES
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
          Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587- On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all hourly, non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage failed to properly compensate employees for time spent on community work, on-call time, pre-need appointments, and training, failed to provide required meal and rest breaks under California state law, and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’ motion for conditional certification under the FLSA. The parties have effectuated notice of the lawsuit to all potential class members pursuant to the Court’s order. The case is currently in its opt-in period. The Company will defend this lawsuit vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
14. STOCK-BASED COMPENSATION
          Stock options and employee stock purchase plan
          No stock options were awarded during the first three months of 2008. For the first quarter of 2008, employees purchased a total of 17,456 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $6.58 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $39,000 and $66,000 for the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, all outstanding stock options had vested.
          The fair value of the right (option) to purchase shares under the ESPP during 2007 and 2008, respectively, is estimated on the date of grant to the four quarter purchase dates using the Black-Sholes option-pricing model with the following weighted average assumptions:

Employee Stock Purchase Plan	2007	2008
Dividend yield	None	None
Expected volatilities	23.65%	39.48%
Risk-free interest rate	4.94%, 4.91%, 4.96%, 5.00%	3.26%, 3.32%, 3.25%, 3.17%
Expected life (in years)	0.25, .50, .75, 1	0.25, .50, .75, 1
          Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of grant (January 1).

          Common stock grants
          The Company granted 155,428 shares of restricted common stock to certain officers and employees during the first quarter of 2008. The restricted stock vests in 25% increments over four years. The Company recorded $141,000 and $214,000 in pre-tax compensation expense for the three months ended March 31, 2007 and 2008, respectively, related to the vesting of previous restricted stock awards. As of March 31, 2008, there was $3.0 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.7 years.
          Directors may elect to receive all or a portion of their fees in stock. During the three months ended March 31, 2007 and 2008, the Company issued unrestricted common stock to directors totaling 7,822 and 7,564 shares, respectively, in lieu of payment in cash for their fees, the value of which totaled $44,000 and $79,000, respectively, and is included in general, administrative and other expenses.
15. RELATED PARTY TRANSACTIONS
          The Company engaged a law firm in which one of its partners is the spouse of the Company’s Vice President and General Counsel. The firm was used for various legal matters during the period. During the three months ended March 31, 2008, the Company paid the law firm $64,000.
16. FAIR VALUE MEASUREMENTS
          FAS 157, which the Company adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. FAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2—quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3—unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.
          The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of FAS 157. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the consolidated balance sheets as having met such criteria.
          The Company accounts for its investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended),” which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-sale and measures them at fair value.
          The table below presents information about our assets measured at fair value (in thousands) on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of March 31, 2008. These assets have previously been measured at fair value in accordance with existing generally accepted accounting principles, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 159. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of March 31, 2008, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets:
Fixed income securities	$31,348	$9,037	$—	$40,385
Common stock	28,130	—	—	28,130
Mutual funds and other	50,916	218	—	51,134

          Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
          In addition to historical information, this Quarterly Report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include any projections of earnings, revenues, asset sales, acquisitions, cash balances and cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words.
Cautionary Statements
               We caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. For further information regarding risks associated with our business and the death care industry, see Item 1A — Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2007.
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
               (5) Increased or unanticipated costs, such as insurance, taxes or litigation, may have a negative impact on our earnings and cash flows.
               (6) Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our Standards Operating Model.
               (7) The success of our businesses is typically dependent upon one or a few key employees for success because of the localized and personal nature of our business.
               (8) Earnings from and principal of trust funds and insurance contracts could be reduced by changes in financial markets and the mix of securities owned.
               (9) Covenant restrictions under our debt instruments may limit our flexibility in operating and growing our business.
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

OVERVIEW
          General
          We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise, such as markers and outer burial containers. As of March 31, 2008, we operated 139 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
          We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets in favor of the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices. In certain businesses we have determined that the business managers do not possess the characteristics to succeed in this type of culture, and we have been actively recruiting new managers who do. Being the Best is not something that occurs easily and quickly, but we believe execution of the model produced improved results in 2007 and should result in improving sustainable earnings in 2008 and beyond.
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
          Our same store volumes have declined gradually each year from 22,395 in 2003 to 20,912 in 2007 (compound annual decline of 1.7%) consistent with a period of weak death rates nationally and the loss of market share primarily in our Central Region funeral operations. We experienced higher volumes during the first quarter of 2008 compared to the first quarter of 2007 primarily because of a more significant flu season in our Western Region. Our same store funeral operations have increased revenue steadily from $107.1 million in 2003 to $114.1 million in 2007 (compound annual increase of 1.6%). We expect same store portfolio volumes to stabilize and our average revenue per funeral to increase over time as we seek to provide increased services to our client families in order to offset weak death rates and higher cremation rates.
          Cemetery Operations
          The cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 11% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
          Our same store cemetery financial performance from 2003 through 2007 was characterized by increasing revenues but slightly declining field level profit margins. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results.
          Acquisitions
          Our growth strategy includes the execution of the Strategic Portfolio Optimization Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria. These criteria enable us to determine the price we are willing to pay for a particular acquisition candidate. Those criteria are:
•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry
          In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts used in the pricing based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2007 we completed seven acquisitions. The consideration paid in each of the acquisitions was cash. We have not incurred any debt to buy these businesses. The number of completed acquisitions during 2007 was greater than expected and we do not expect to acquire businesses during the first half of 2008. Our five year goal is to acquire approximately $10 million of annualized revenue each year.
          Financial Highlights
          Net income from continuing operations for the three months ended March 31, 2008 totaled $3.3 million, equal to $0.17 per diluted share as compared to net income from continuing operations of $3.0 million for the first quarter of 2007, or $0.16 per diluted share. The variance between the two periods was primarily due to positive results of acquired businesses and improved results from existing funeral homes in the Central and Western Regions. Acquired businesses provided an increase in pre-tax gross profit of $1.5 million, equal to $0.05 per diluted share. Offsetting a portion of improvement in profitability was a decrease in existing cemetery pre-tax gross profit of $0.9 million. The reduced results from existing cemeteries was concentrated in a small number of cemeteries where turnover in sales personnel affected, in the short term, our preneed sales of property.
          No businesses were sold or held for sale during the three months ended March 31, 2008. Income from discontinued operations for the three months ended March 31, 2007 was $0.4 million, equal to $0.02 per diluted share. During the three months ended March 31, 2007, the Company completed the sale of two funeral home businesses, resulting in a pre-tax gain of $0.7 million.
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
          Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States excluding certain year end adjustments because of the interim nature of the consolidated financial statements. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Funeral and Cemetery Operations
          We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions of Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sales of Real Estate”. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized and cash flow from the delivery of merchandise and performance of services related to preneed contracts that were acquired in acquisitions are typically lower than those originated by us.
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
Goodwill
          The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with SFAS No. 142, “Goodwill and Other Tangible Assets”, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value.
Income Taxes
          The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with SFAS 109, “Accounting for Income Taxes” and account for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109”. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
Stock Compensation Plans
          The Company has stock-based employee compensation plans in the form of restricted stock, performance unit, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of stock options and awards containing options is determined using the Black-Scholes valuation model. FAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services.
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
RESULTS OF OPERATIONS
          The following is a discussion of the Company’s results of operations for the three month period ended March 31, 2007 and 2008. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
          Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

Three months ended March 31, 2007 compared to three months ended March 31, 2008 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2008	Amount	%
Total same-store revenue	$30,123	$31,539	$1,416	4.7%
Acquired	1,627	4,960	3,333	*
Preneed insurance commissions revenue	628	752	124	19.7%

Revenues from continuing operations	$32,378	$37,251	$4,873	15.1%

Revenues from discontinued operations	$327	$—	$(327)	*

Total same-store gross profit	$10,104	$10,438	$334	3.3%
Acquired	412	1,543	1,131	*
Preneed insurance gross profit	169	377	208	*

Gross profit from continuing operations	$10,685	$12,358	$1,673	15.7%

Gross profit from discontinued operations	$20	$—	$(20)	*

*	not meaningful
          Funeral same-store revenues for the three months ended March 31, 2008 increased $1.4 million, or 4.7%, when compared to the three months ended March 31, 2007 as we experienced an increase of 3.5% in the number of contracts and an increase of 1.2% to $5,404 in the average revenue per contract for those existing operations. Performance was strongest in the Central Region, where the number of contracts increased 2.3% and the contract average increased 3.7%. The Western Region experienced an increase in the number of contracts equal to 7.6% while the contract average decreased 4.0%. The number of contracts in the Eastern Region increased 2.2% while the contract average increased 2.3%.
          Total same-store gross profit for the three months ended March 31, 2008 increased $0.3 million, or 3.3% from the comparable three months of 2007, and as a percentage of funeral same-store revenue, decreased from 33.5% to 33.1%. The revenue increases were leveraged into pretax earnings growth across all three regions.
          As previously discussed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Acquired revenue and gross profit for the three months ended March 31, 2007 is related primarily to the businesses acquired during 2007.
          Cremation services represented 37.5% of the number of funeral services during the first quarter of 2008, an increase from 34.6% in the first quarter of 2007. The average revenue for burial contracts increased 3.1% to $7,594, and the average revenue for cremation contracts increased 1.9% to $2,932. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 8.3% of the number of contracts, declined slightly from $492 to $487. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

Three months ended March 31, 2007 compared to three months ended March 31, 2008 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2007	2008	Amount	%
Total same-store revenue	$9,696	$8,286	$(1,410)	(14.5)%
Acquired	391	1,615	1,224	*

Revenues from continuing operations	$10,087	$9,901	$(186)	(1.8)%

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$2,190	$1,241	$(949)	(43.3)%
Acquired	13	425	412	*

Gross profit from continuing operations	$2,203	$1,666	$(537)	(24.4)%

Gross profit from discontinued operations	$—	$—	$—	*

*	not meaningful
          Cemetery same-store revenues for the three months ended March 31, 2008 decreased $1.4 million, or 14.5% compared to the three months ended March 31, 2007, the majority ($0.9 million) of which was due to lower revenues at our largest business, Rolling Hills Memorial Park. Same-store atneed revenues decreased from $3.6 million to $3.2 million. Same-store revenue from preneed property sales decreased $0.8 million while revenues from merchandise and service deliveries declined $0.2 million.
          Cemetery same-store gross profit for the three months ended March 31, 2008 decreased $0.9 million, or 43.3%. As a percentage of revenues, cemetery same store gross profit decreased from 22.6% to 15.0%. The primary reasons for the decline were the lower revenues on what is a relatively fixed cost business, along with an increase of $0.4 million in bad debts.
          Acquired revenue and gross profit for the three months ended March 31, 2007 represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007. The three months ended March 31, 2008 also includes Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007 and Cloverdale Park, Inc. which was acquired in June 2007.
          Financial revenues (trust earnings and finance charges on installment contracts) increased $0.1 million on the strength of higher perpetual care trust earnings. Earnings from perpetual care trust funds are included in financial revenues and totaled $0.5 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007.
          General, Administrative and Other. General, administrative and other expenses totaled $3.7 million for the three months ended March 31, 2008, an increase of 4.7% compared to the three months ended March 31, 2007. Included in this category are the legal costs related to the litigation described in Note 13 to the financial statements included herein which totaled approximately $0.6 million pre-tax, equal to $0.2 per diluted share.
          Income Taxes. The Company recorded income taxes on earnings from continuing operations at the effective rate of 39.5% during 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $2.9 million net of unrecognized tax benefits available at March 31, 2008 to offset future Federal taxable income, which expire between 2023 and 2025, if not utilized. Carriage also has approximately $66.0 million of state net operating loss carryforwards that will expire between 2009 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
          Cash and cash equivalents at March 31, 2008 totaled $4.8 million compared to $3.4 million at December 31, 2007, an increase of $1.4 million since year end 2007. For the three months ended March 31, 2008, cash provided by operating activities of continuing operations was $3.4 million as compared to $1.9 million for the three months ended March 31, 2007. Investing activities during 2007 included the use of $10 million if corporate investments to acquire a business. Additionally, capital expenditures totaled $1.8 million for the three months ended March 31, 2008 compared to $2.2 million in the three months ended March 31, 2007.
          The Company’s senior debt at March 31, 2008 totaled $138.5 million and consisted of $130.0 million in Senior Notes, described below, and $8.5 million in acquisition indebtedness and capital lease obligations.
          The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the revolving credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at March 31, 2008.
          The outstanding principal amount of the Company’s convertible junior subordinated debenture is $93.75 million, is payable to the Company’s unconsolidated affiliate, Carriage Services Capital Trust (the “Trust”), bears interest at 7% and matures in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debenture of the Company. The Trust, in turn, issued 1.875 million shares of convertible preferred term income deferrable equity securities (TIDES) in the public markets. The rights of the debenture are functionally equivalent to those of the TIDES.
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
          The Company intends to use its cash, cash flow and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
SEASONALITY
          The Company’s business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
          Inflation has not had a significant impact on the results of operations of the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with its preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Market Risk Disclosure” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
          In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
          There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements. Information regarding litigation is set forth in Part I, Item 1. Financial Statements, Note 13 of this Form 10-Q.
          We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our reserves and insurance provide reasonable coverage for known asserted or unasserted claims. In the event the Company sustains a loss from a claim and the insurance carrier disputes coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
          There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our stockholders during the first quarter of 2008.
Item 5. Other Information
          The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

May 9, 2008 Date	/s/ Terry E. Sanford

Terry E. Sanford
Senior Vice President, Chief Accounting Officer
and Treasurer (Authorized Officer and
Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350