Form 10-Q
period 2008-06-30
CARRIAGE SERVICES INC
filed 2008-08-08
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2008 was 19,465,874.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,446	$8,764
Accounts receivable, net of allowance for doubtful accounts of $1,142 in 2007 and $806 in 2008	16,421	13,240
Inventories and other current assets	13,686	12,811

Total current assets	33,553	34,815

Preneed cemetery trust investments	61,114	59,920
Preneed funeral trust investments	68,292	69,078
Preneed receivables, net of allowance for cancellations and doubtful accounts of $1,159 in 2007 and $876 in 2008	18,333	14,191
Receivables from preneed funeral trusts	15,012	13,914
Property, plant and equipment, at cost, net of accumulated depreciation of $53,304 in 2007 and $56,001 in 2008	125,608	126,871
Cemetery property	68,028	68,849
Goodwill	167,263	164,520
Deferred charges and other non-current assets	16,402	16,069
Cemetery perpetual care trust investments	37,202	35,838

Total assets	$610,807	$604,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,256	$912
Accounts payable	6,091	6,302
Accrued liabilities	14,559	13,770

Total current liabilities	21,906	20,984
Senior long-term debt, net of current portion	132,994	132,646
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,663	4,621
Deferred preneed cemetery revenue	50,610	51,764
Deferred preneed funeral revenue	34,277	25,581
Non-controlling interests in cemetery trust investments	61,114	59,920
Non-controlling interests in funeral trust investments	68,292	69,078

Total liabilities	467,606	458,344
Commitments and contingencies
Non-controlling interests in perpetual care trust investments	36,301	35,662
Mandatorily redeemable convertible preferred stock	—	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,216,000 and 19,444,000 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	192	194
Additional paid-in capital	193,006	194,180
Accumulated deficit	(86,298)	(84,393)
Treasury stock	—	(122)

Total stockholders’ equity	106,900	109,859

Total liabilities and stockholders’ equity	$610,807	$604,065

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Revenues:
Funeral	$30,074	$32,151	$62,148	$69,168
Cemetery	11,242	10,548	21,328	20,448

	41,316	42,699	83,476	89,616

Field costs and expenses:
Funeral	19,020	21,548	38,180	43,243
Cemetery	7,463	7,843	13,762	14,911
Depreciation and amortization	1,939	2,151	4,044	4,271
Regional and unallocated funeral and cemetery costs	1,780	1,407	3,598	3,474

	30,202	32,949	59,584	65,899

Gross profit	11,114	9,750	23,892	23,717

Corporate costs and expenses:
General, administrative and other	3,516	4,780	7,001	8,428
Home office depreciation and amortization	346	394	711	804

	3,862	5,174	7,712	9,232

Interest and other:
Interest expense	(4,587)	(4,556)	(9,205)	(9,176)
Interest income and other, net	430	51	875	142

	(4,157)	(4,505)	(8,330)	(9,034)

Income from continuing operations before income taxes	3,095	71	7,850	5,451
Provision for income taxes	(1,192)	(28)	(3,022)	(2,153)

Net income from continuing operations	1,903	43	4,828	3,298
Income (loss) from discontinued operations, net of tax	52	(1,426)	548	(1,391)

Net income (loss)	1,955	(1,383)	5,376	1,907
Preferred stock dividend	—	3	—	3

Net income (loss) available to common stockholders	$1,955	$(1,386)	$5,376	$1,904

Basic earnings (loss) per common share:
Continuing operations	$0.10	$—	$0.26	$0.17
Discontinued operations	—	(0.07)	0.03	(0.07)

Net income (loss)	$0.10	$(0.07)	$0.29	$0.10

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$—	$0.25	$0.17
Discontinued operations	—	(0.07)	0.03	(0.07)

Net income (loss)	$0.10	$(0.07)	$0.28	$0.10

Weighted average number of common and common equivalent shares outstanding:

Basic	18,963	19,436	18,864	19,390

Diluted	19,442	19,844	19,364	19,807

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months
	ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$5,376	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(548)	1,391
Depreciation and amortization	4,755	5,075
Amortization of deferred financing costs	357	357
Provision for losses on accounts receivable	1,476	1,769
Loss on sale or disposition of business assets	36	—
Stock-based compensation expense	628	903
Deferred income taxes	2,720	2,101
Other	41	(29)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(473)	1,462
Inventories and other current assets	244	(314)
Deferred charges and other	(911)	60
Preneed funeral and cemetery trust investments	(9,621)	5,680
Accounts payable and accrued liabilities	(1,906)	(1,249)
Deferred preneed funeral and cemetery revenue	1,836	(6,721)
Non-controlling interests in preneed funeral and cemetery trusts	6,122	(535)
Net cash provided by operating activities of discontinued operations	248	154

Net cash provided by operating activities	10,380	12,008

Cash flows from investing activities:
Acquisitions	(28,902)	—
Maturities of corporate investments	10,303	—
Capital expenditures	(5,600)	(7,259)
Withdrawal of restricted cash	2,888	—
Net cash provided by investing activities of discontinued operations	2,525	1,029

Net cash used in investing activities	(18,786)	(6,230)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(530)	(734)
Proceeds from the exercise of stock options and employee stock purchase plan	730	367
Dividend on redeemable preferred stock	—	(3)
Purchase of treasury stock	—	(90)
Net cash used in financing activities of discontinued operations	(272)	—

Net cash used in financing activities	(72)	(460)

Net increase (decrease) in cash and cash equivalents	(8,478)	5,318
Cash and cash equivalents at beginning of period	22,820	3,446

Cash and cash equivalents at end of period	$14,342	$8,764

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of June 30, 2008, the Company owned and operated 136 funeral homes in 25 states and 32 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three and six month periods ended June 30, 2007 and 2008 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction therewith.
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
     (f) Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period we may adjust goodwill, assets, or liabilities associated with the acquisition.
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
     (i) Fair Value Measurements
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
     FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted FAS No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 18.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of Statement No. 159 to any additional financial instruments; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
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
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.0 million as of December 31, 2007, resulting from deductions totaling $15.2 million on Federal returns and $13.4 million on various state returns. The effect of applying FIN 48 for the six months ended June 30, 2008 was not material to the Company’s operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
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
     Two funeral home businesses were sold during June 2008 for approximately $1.0 million and recognized a loss of $2.4 million. No businesses were sold during the first quarter of 2008.
     In the first quarter of 2007, the Company sold two funeral home businesses for approximately $2.4 million and recognized a gain of $0.7 million.
     No businesses were held for sale at December 31, 2007 and June 30, 2008.
     The operating results of businesses discontinued during the periods presented, as well as gains or losses on the disposal, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Revenues	$413	$241	$1,042	$477

Operating income	$33	$88	$163	$144
(Gain) loss on sale	(51)	2,369	(728)	2,369
Provision (benefit) for income taxes	32	(855)	343	(834)

Income (loss) from discontinued operations	$52	$(1,426)	$548	$(1,391)

5. PRENEED TRUST INVESTMENTS
Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at June 30, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$5,319	$—	$—	$5,319
Fixed income securities:
U.S. and Agency obligations	8,588	153	(5)	8,736
State and municipal obligations	351	6	—	357
Corporate	1,659	25	(3)	1,681
Other	4	—	—	4
Common stock	18,807	1,116	(2,188)	17,735
Mutual funds:
Equity	18,756	1,216	(572)	19,400
Fixed income	6,778	170	(435)	6,513

Trust investments	$60,262	$2,686	$(3,203)	$59,745

Accrued investment income	$175			$175

Trust assets				$59,920

Market value as a percentage of cost				99.4%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain	Market
Due in one year or less	$1,695	$15	$1,710
Due in one to five years	8,116	146	8,262
Due in five to ten years	786	16	802
Thereafter	4	—	4

	$10,601	$177	$10,778

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
     The cost and market values associated with preneed funeral trust investments at June 30, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to trust investments are temporary in nature.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$18,676	$—	$—	$18,676
Fixed income securities:
U.S. Treasury	6,786	208	—	6,994
State and municipal obligations	514	19	—	533
Corporate	1,447	23	(4)	1,466
Mortgage Backed Securities	3,705	38	(36)	3,707
Common stock	15,617	782	(1,198)	15,201
Mutual funds:
Equity	14,603	1,166	(909)	14,860
Fixed income	7,828	42	(229)	7,641

Trust investments	$69,176	$2,278	$(2,376)	$69,078

Market value as a percentage of cost				99.9%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$3,544	$(113)	$3,431
Due in one to five years	8,790	355	9,145
Due in five to ten years	118	6	124

	$12,452	$248	$12,700

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

Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2007 and 2008 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Investment income (loss)	$960	$1,153	$1,824	$2,604
Realized gains	1,102	268	1,480	373
Realized losses	(120)	(22)	(294)	(132)
Expenses	(379)	(911)	(551)	(1,217)
Increase in non-controlling interests in trust investments	(1,563)	(488)	(2,459)	(1,628)

	$—	$—	$—	$—

6. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	June 30,
	2007	2008
Amount due from preneed funeral trust funds	$16,717	$15,495
Less: allowance for contract cancellation	(1,705)	(1,581)

	$15,012	$13,914

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $193 million at June 30, 2008, and are not included in the Company’s consolidated balance sheet.
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2008 are detailed below (in thousands). The Company believes the unrealized losses related to the trust investments are temporary in nature and not material.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,524	$—	$—	$3,524
Fixed income securities:
U.S. and Agency Obligations	4,760	89	—	4,849
State and municipal obligations	488	9	—	497
Corporate	826	33	—	859
Mortgage backed securities	272	—	—	272
Common stock	12,389	919	(1,778)	11,530
Mutual funds:
Equity	8,633	776	(454)	8,955
Fixed income	5,500	149	(375)	5,274

Trust investments	$36,392	$1,975	$(2,607)	$35,760

Accrued net investment income	$78			78

Trust assets				$35,838

Market value as a percentage of cost				98.5%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain	Market
Due in one year or less	$848	$10	$858
Due in one to five years	3,847	89	3,936
Due in five to ten years	1,651	32	1,683
Thereafter	—	—	—

	$6,346	$131	$6,477

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2007 and June 30, 2008 are as follows (in thousands):

	December 31,	June 30,
	2007	2008
Trust assets, at market value	$37,202	$35,838
Pending withdrawals of income	(901)	(176)

Non-controlling interests	$36,301	$35,662

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2007 and 2008 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Undistributable realized gains	$603	$62	$976	$96
Undistributable realized losses	(30)	(8)	(57)	(65)
Decrease (increase) in non-controlling interests in perpetual care trust investments	(573)	(54)	(919)	(31)

	$—	$—	$—	$—

9. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2008	$69,168	$20,448	$—	$89,616
Six months ended June 30, 2007	$62,148	$21,328	$—	$83,476

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2008	$20,353	$3,097	$(17,999)	$5,451
Six months ended June 30, 2007	$18,944	$4,606	$(15,700)	$7,850

Total assets:
June 30, 2008	$362,429	$204,883	$36,753	$604,065
December 31, 2007	$371,921	$206,840	$32,046	$610,807

10. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
Revenues
Goods
Funeral	$12,718	$13,129	$26,136	$28,079
Cemetery	8,069	7,075	15,091	13,498

Total goods	$20,787	$20,204	$41,227	$41,577

Services
Funeral	$17,356	$19,022	$36,012	$41,089
Cemetery	3,173	3,473	6,237	6,950

Total services	$20,529	$22,495	$42,249	$48,039

Total revenues	$41,316	$42,699	$83,476	$89,616

Cost of revenues
Goods
Funeral	$10,627	$11,419	$21,381	$23,183
Cemetery	5,654	5,586	10,249	10,477

Total goods	$16,281	$17,005	$31,630	$33,660

Services
Funeral	$8,392	$10,129	$16,798	$20,060
Cemetery	1,810	2,257	3,514	4,434

Total services	$10,202	$12,386	$20,312	$24,494

Total cost of revenues	$26,483	$29,391	$51,942	$58,154

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended
	June 30,
	2007	2008
Cash paid for interest and financing costs	$9,009	$9,007
Cash paid for income taxes	178	542
Restricted common stock issued to officers and directors	1,234	1,170
Restricted common stock withheld for payroll taxes	—	93
Net deposits into preneed funeral trusts	(1,173)	(71)
Net (deposits) withdrawals into/from preneed cemetery trusts	(3,115)	1,091
Net (deposits) withdrawals into/from perpetual care trusts	(1,030)	(580)
Net (increase) decrease in preneed funeral receivables	(3,898)	3,737
Net (increase) decrease in preneed cemetery receivables	(756)	405
Net withdrawals of receivables from preneed funeral trusts	351	1,098
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	3,279	(8,695)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(1,443)	1,974
Net deposits in preneed funeral trust accounts increasing noncontrolling interests	1,173	71
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	3,115	(1,091)
Net deposits in perpetual care trust accounts increasing noncontrolling interests	1,834	485

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities within the funeral and cemetery trusts	17,706	80,625
Purchases of available for sale securities within the funeral and cemetery trusts	32,873	97,243
12. DEBT
     The Company has outstanding a principal amount of $130 million of 7.875% Senior Notes, due in 2015, and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable quarterly. The credit facility matures in 2010 is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at June 30, 2008.
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
     Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587– On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all hourly, non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage failed to properly compensate employees for time spent on community work, on-call time, pre-need appointments, and training, failed to provide required meal and rest breaks under California state law, and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’ motion for conditional certification under the FLSA. The parties have effectuated notice of the lawsuit to all potential class members pursuant to the Court’s order. The case is currently in its opt-in period, which ends on August 5. On May 20, 2008, a separate putative collective action was filed in the Southern District of Florida against Carriage. Because the Plaintiff, Omar Brown, had filed a consent form to participate in the Cranny litigation prior to bringing this action, Carriage filed a motion to dismiss or transfer the action to the District of Nevada. The motion is pending. The Company will defend these lawsuits vigorously. Because these lawsuits are in the preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Means v. Carriage Cemetery Services, Inc., et al., Indiana Superior Court, Marion County, Indiana, Case No. 49D12-0704-PL-016504. On April 20, 2007, Plaintiff Cecilia Means (“Plaintiff”) filed a putative class action alleging that one or more of the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—and one or more of the bank trustees who served as trustee of Grandview Cemetery’s Pre-Arrangement Trust Fund (the “Grandview Trust Fund”), improperly withdrew funds from the Grandview Trust Fund. Carriage denies all material allegations because the subject withdrawals occurred in a period other than during Carriage’s ownership, and filed a motion for summary judgment with respect to Plaintiff’s claims against it. Plaintiff, in turn, has also filed a motion to certify a class. The Court has suspended the briefing schedule on Plaintiff’s motion to certify and the hearing on Carriage’s motion for summary judgment while the parties explore the possibility of settlement. The Company will defend this lawsuit vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
14. REDEEMABLE PREFERRED STOCK
     During the second quarter of 2008 the Company issued 20,000 shares of a newly designated series of mandatorily redeemable convertible preferred stock (the “Preferred Stock”) to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior to February 22, 2013 into the Company’s common stock on a one-for-one basis. If not converted into the Company’s common stock, the preferred stock is subject to mandatory redemption on February 22, 2013. Dividends accrue on a cumulative basis at the rate of 7% per year, payable quarterly.
15. SHARE REPURCHASE PROGRAM
     During June 2008, the Board of Directors approved the repurchase of up to an aggregate of $5 million of the Company’s common stock. The repurchase will be made in the open market or through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. Through June 30, 2008, the Company repurchased 17,900 shares of common stock at an aggregate cost of $121,766 and an average cost per share of $6.80.

16. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the six months ended June 30, 2008. For the second quarter of 2008, employees purchased a total of 16,800 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $5.61 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $31,000 and $42,000 for the three months ended June 30, 2007 and 2008, and $70,000 and $108,000 for the six months ended June 30, 2007 and 2008, respectively. As of March 31, 2008, all outstanding stock options had vested.
     The fair value of the right (option) to purchase shares under the ESPP during 2007 and 2008, respectively, is estimated on the date of grant to the four quarterly purchase dates using the Black-Sholes option-pricing model with the following weighted average assumptions:

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
     Common stock grants
     The Company granted 155,428 shares of restricted common stock to certain officers and employees during the first quarter of 2008 and none in the second quarter. The restricted stock vests in 25% increments over four years. The Company recorded $317,000 and $616,000 in pre-tax compensation expense for the six months ended June 30, 2007 and 2008, respectively, related to the vesting of previous restricted stock awards. As of June 30, 2008, there was $2.7 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 3.0 years.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended June 30, 2007 and 2008, the Company issued unrestricted common stock to directors totaling 11,658 and 19,111 shares, respectively, in lieu of payment in cash for their fees, the value of which totaled $93,000 and $137,000, respectively, and is included in general, administrative and other expenses. During the six months ended June 30, 2007 and 2008, the Company issued unrestricted common stock to directors totaling 14,200 and 22,394 shares, respectively, in lieu of payment in cash for their fees, the value of which totaled $111,000 and $162,000, respectively.
17. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of its partners is the spouse of the Company’s Vice President and General Counsel. The firm was used for various legal matters during the period. During the six months ended June 30, 2008, the Company paid the law firm $277,000.
18. FAIR VALUE MEASUREMENTS
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
     The table below presents information about our assets measured at fair value (in thousands) on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of June 30, 2008. These assets have previously been measured at fair value in accordance with existing generally accepted accounting principles, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 159. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of June 30, 2008, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets:
Fixed income securities	$24,589	$5,366	$—	$29,955
Common stock	44,466	—	—	44,466
Mutual funds and other	62,421	222	—	62,643

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

OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise, such as markers and outer burial containers. As of June 30, 2008, we operated 136 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
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
     Funeral Operations
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately 33% of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     Our same store volumes have declined gradually each year from 22,395 in 2003 to 20,912 in 2007 (compound annual decline of 1.7%) consistent with a period of weak death rates nationally and the loss of market share primarily in our Central Region funeral operations. We experienced higher volumes during the first two quarters of 2008 compared to the first two quarters of 2007 primarily because of a more significant flu season during the first quarter of 2008. Our same store funeral operations have increased revenue steadily from $107.1 million in 2003 to $114.1 million in 2007 (compound annual increase of 1.6%) because we have been able to increase the average revenue per funeral through expanded service offerings and packages. The percentage of funeral services involving cremations has increased from 30.7% for 2003 to 35.8% for 2007, an average increase of 1.3% per year. We expect same store portfolio volumes to stabilize and our average revenue per funeral to increase over time as we seek to provide increased services to our client families in order to offset weak death rates and higher cremation rates.
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
     Our same store cemetery financial performance from 2003 through 2007 was characterized by increasing revenues but slightly declining field level profit margins. Revenues and profits on a same store basis have declined for the first half of 2008 compared to the first half of 2007 in part, we believe, from the negative impact of the economy on the consumer and in part due to turnover in sales personnel at certain large parks. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2008 is designed to expand our cemetery product offerings.

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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts used in the pricing based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2007 we completed seven acquisitions. The consideration paid in each of the acquisitions was cash. We have not incurred any debt to buy these businesses. The number of completed acquisitions during 2007 was greater than expected. We have not acquired any businesses to date in 2008. Our five year goal is to acquire approximately $10 million of annualized revenue each year.
     Financial Highlights
     Net income from continuing operations for the three months ended June 30, 2008 totaled $43,000 compared to net income from continuing operations of $1.9 million for the second quarter of 2007, or $0.10 per diluted share. The variance between the two periods was primarily due to pre-tax declines of $1.2 million in gross profit from our same store funeral operations and $1.0 million from our same store cemetery operations, along with an increase of $1.3 million in corporate general and administrative expenses. Acquired businesses provided an increase in pre-tax gross profit of $0.7 million, equal to approximately $0.02 per diluted share.
     We sold two funeral homes at a loss during the three months ended June 30, 2008. The loss from discontinued operations for the three months ended June 30, 2008 was $1.4 million, equal to $0.07 per diluted share. During the six months ended June 30, 2007, the Company completed the sale of two funeral home businesses, resulting in a pre-tax gain of $0.7 million.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2007 and 2008. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its funeral home operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008.

     Three months ended June 30, 2007 compared to three months ended June 30, 2008 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$27,362	$26,725	$(637)	(2.3%)
Acquired	2,087	4,751	2,664	*
Preneed insurance commissions revenue	625	675	50	8.0%

Revenues from continuing operations	$30,074	$32,151	$2,077	6.9%

Revenues from discontinued operations	$413	$241	$(172)	*

Total same-store gross profit	$7,916	$6,750	$(1,166)	(14.7%)
Acquired	579	1,221	642	*
Preneed insurance gross profit	149	299	150	*

Gross profit from continuing operations	$8,644	$8,270	$(374)	(4.3%)

Gross profit from discontinued operations	$31	$88	$57	*

*	not meaningful
     Funeral same-store revenues for the three months ended June 30, 2008 decreased $0.6 million, or 2.3%, when compared to the three months ended June 30, 2007 as we experienced a 0.2% increase in the number of contracts and a decrease of 2.5% to $5,255 in the average revenue per contract for those existing operations. The decline in the average revenue per contract was heavily influenced by a 380 basis point increase in the cremation rate to 37.2%. The average per contract for at need burial services declined slightly, an indication that the economy may be affecting the consumer. Performance was weakest in the Central Region, where the number of contracts decreased 5.8% and the contract average decreased 0.6%.
     Total same-store gross profit for the three months ended June 30, 2008 decreased $1.2 million, or 14.7% from the comparable three months of 2007, and as a percentage of funeral same-store revenue, decreased from 28.9% to 25.3% as we experienced higher salaries and benefits costs and increased costs of maintaining our facilities in combination with lower level of revenue. Salaries and benefits at our same-store funeral businesses increased $0.7 million or 9.4%, year over year, while facilities costs increased $0.2 million, or 17.2%.
     As previously discussed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Acquired revenue and gross profit is related primarily to the businesses acquired during 2007. The cremation rate for the acquired businesses was 51.2% for the second quarter of 2008 as these businesses are located in higher cremation areas compared to the existing locations. The average revenue per contract for the second quarter of 2008 was $4,013, a slight decline compared to the prior year quarter.
     Gross profit for acquired businesses as a percentage of revenue from acquired businesses was 25.7% for the second quarter of 2008 compared to 27.7% for the second quarter of 2007. As a percentage of revenues, salaries and benefits increased year over year from 28.4% to 32.7%.
Six months ended June 30, 2007 compared to six months ended June 30, 2008 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$57,182	$58,028	$846	1.5%
Acquired	3,713	9,712	5,999	*
Preneed insurance commissions revenue	1,253	1,428	175	13.9%

Revenues from continuing operations	$62,148	$69,168	$7,020	11.3%

Revenues from discontinued operations	$1,042	$477	$(565)	*

Total same-store gross profit	$17,772	$17,133	$(639)	(3.6%)
Acquired	1,126	2,759	1,633	*
Preneed insurance gross profit	321	680	359	*

Gross profit from continuing operations	$19,219	$20,572	$1,353	7.0%

Gross profit from discontinued operations	$163	$144	$(19)	*

*	not meaningful
     Funeral same-store revenue for the six months ended June 30, 2008 increased $0.8 million, or 1.5%, when compared to the six months ended June 30, 2007 as we experienced a 2.3% increase in the number of contracts and a 0.8% decline in the average revenue per contract to $5,335.

     The number of burial contracts declined 3.3% while the average revenue for burial contracts increased 2.7%. The number of cremation contracts increased 12.2% and the average revenue per cremation contract increased 1.0%. The increase in volumes was influenced primarily due to a more significant flu season during the first quarter of 2008 compared to the prior year.
     Funeral same-store gross profit for the six months ended June 30, 2008 declined $0.6 million, or 3.6%, when compared to the six months ended June 30, 2007, due to higher costs. Our largest area of costs in the funeral homes is salaries and benefits for the location personnel. Year to date, those costs have risen $0.7 million to 26.7% of same-store funeral revenues. The next largest area of cost increase is the cost of maintaining the funeral home facilities, which increased $0.4 million to 4.3% of same-store revenues.
     Acquired funeral homes generated $9.7 million in revenue, equal to 14.3% of our funeral home revenue, and $2.8 million in gross profit, equal to 13.9% of our funeral home gross profit. Year to date, the average revenue per contract is $3,990, and the cremation rate is 51.8%.
     Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its cemetery operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008.
     Three months ended June 30, 2007 compared to three months ended June 30, 2008 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$10,141	$9,144	$(997)	(9.8%)
Acquired	1,101	1,404	303	*

Revenues from continuing operations	$11,242	$10,548	$(694)	(6.2%)

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$2,262	$1,213	$(1,049)	(46.4%)
Acquired	208	267	59	*

Gross profit from continuing operations	$2,470	$1,480	$(990)	(40.1%)

Gross profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the three months ended June 30, 2008 decreased $1.0 million, or 9.8% compared to the three months ended June 30, 2007. The Company’s largest business, Rolling Hills Memorial Park, experienced a year over year decline of $0.7 million in revenues primarily due to a $0.6 million decrease in preneed property sales. Company-wide, same-store revenue from preneed property sales decreased $0.8 million.
     Cemetery same-store gross profit for the three months ended June 30, 2008 decreased $1.0 million, or 46.4%. As a percentage of revenues, cemetery same store gross profit decreased from 22.3% to 13.3%. The primary reasons for the decline were the lower revenues on what is a relatively fixed cost business, along with an increase in grounds maintenance costs.
     Acquired revenue and gross profit for the three months ended June 30, 2007 represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007. The three months ended June 30, 2008 also includes Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007 and Cloverdale Park, Inc. which was acquired in June 2007.
     Financial revenues (trust earnings and finance charges on installment contracts) are included in revenues and increased $0.2 million to $1.0 million on the strength of higher perpetual care trust earnings. Earnings from perpetual care trust funds are included in financial revenues and totaled $0.4 million for the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to six months ended June 30, 2008 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$19,838	$17,427	$(2,411)	(12.2%)
Acquired	1,490	3,021	1,531	*

Revenues from continuing operations	$21,328	$20,448	$(880)	(4.1%)

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$4,420	$2,351	$(2,069)	(46.8%)
Acquired	253	794	541	*

Gross profit from continuing operations	$4,673	$3,145	$(1,528)	(32.7%)

Gross profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the six months ended June 30, 2008 decreased $2.4 million, or 12.2%, compared to the six months ended June 30, 2007. Preneed property revenue at existing cemeteries declined $2.0 million, or 25.3%, to $6.0 million as the number interments sold on a preneed basis declined 20.4% and the percentage of those we were able to recognize as revenue because we received at least 10% of the sales price from the customer declined from 82.4% to 79.6%. Atneed revenues from property, merchandise and services declined $0.5 million, or 6.5%, to $6.7 million as the average sale per atneed contract and the number or interments both declined. The revenue decline was primarily at Rolling Hills Memorial Park where revenues from atneed and preneed operations were down $1.8 million, or 35%, year over year. Turnover in key sales positions has been the primary cause of the weaker results at Rolling Hills.
     Cemetery same-store gross profit for the six months ended June 30, 2008 decreased $2.1 million, or 46.8%, compared to the six months ended June 30, 2007. Cost inflation was evident in most categories of costs and expenses, but the majority of the decline in gross profit was due to lower revenues.
     The three cemeteries acquired in 2007 produced $0.8 million in gross profit equal to 26.3% of the revenue from the acquired businesses.
     Financial revenues increased $0.4 million to $2.1 million primarily because perpetual care trust fund earnings improved by $0.3 million year over year.
     Corporate General, Administrative and Other. Corporate general, administrative and other expenses totaled $4.8 million for the three months ended June 30, 2008, an increase of $1.3 million compared to the three months ended June 30, 2007. Approximately one-half of the increase was related to severance and benefits for the former Chief Financial Officer, who left the Company effective April 30, 2008. The remainder of the year over year increase was due to higher legal and professional fees related primarily due to the litigation described in Note 14 and higher salaries and benefits.
     Corporate general, administrative and other expenses totaled $8.4 million for the six months ended June 30, 2008, an increase of $1.4 million compared to the six months ended June 30, 2007. The increase in costs and expenses occurred in the second quarter as discussed in the preceding paragraph.
     Income Taxes. The Company recorded income taxes on earnings from continuing operations at the effective rate of 39.5% during 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $4.9 million net of unrecognized tax benefits available at June 30, 2008 to offset future Federal taxable income, which expire between 2023 and 2025, if not utilized. Carriage also has approximately $66.0 million of state net operating loss carryforwards that will expire between 2009 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents at June 30, 2008 totaled $8.8 million compared to $3.4 million at December 31, 2007, an increase of $5.4 million since year end 2007. For the six months ended June 30, 2008, cash provided by operating activities of continuing operations was $11.9 million as compared to $10.1million for the three months ended June 30, 2007. Additionally, capital expenditures totaled $7.3 million for the six months ended June 30, 2008 compared to $5.6 million in the six months ended June 30, 2007. Capital expenditures during 2008 include $2.4 million for the purchase of a tract of land to construct a new funeral home and approximately$1.1 million for cemetery inventory development projects.

     The Company’s senior debt at June 30, 2008 totaled $138.2 million and consisted of $130.0 million in Senior Notes and $8.2 million in acquisition indebtedness and capital lease obligations.
     The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the revolving credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.4 million in letters of credit that are outstanding under the credit facility at June 30, 2008.
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
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses, to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 14 to the consolidated financial statements we have a share repurchase program, whereby the Company may purchase up to $5.0 million of its common stock. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.
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
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Information required by Item 701 of Regulation S-K for unregistered sales of equity securities was previously provided in a Current Report on Form 8-K/A filed on April 22, 2008.
     As discussed in Note 15 to the consolidated financial statements, the Company initiated a share repurchase program under which the Company may purchase up to an aggregate of $5 million of its common stock. Pursuant to the program, we repurchased the following shares during the second quarter of 2008:

Dollar Value
	Total	Average	Total Number of	of Shares That
	Number of	Price Paid	Shares Purchased as	May Yet Be
	Shares	Per	Part of Publicly	Purchased Under
Period	Purchased	Share	Announced Program	the Program
April 1, 2008 – April 30, 2008	—	—	—	—
May 1, 208 – May 31, 2008	—	—	—	—
June 1, 2008 – June 30, 2008	17,900	$6.80	17,900	$4,878,234
Total	17,900		17,900
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s 2008 annual meeting was held on May 20, 2008. The director nominee was elected. The voting tabulation was as follows:

	Number of Votes	Number of Votes	Number of Votes
Name of Nominee/Plan	For	Against	Withheld
Ronald A. Erickson	16,357,891	—	304,013
     The terms of the following directors continue after the meeting as follows:

Expiration of Term at
Director	Annual Shareholder’s Meeting
Melvin C. Payne	2009
Joe R. Davis	2009
Gary L. Forbes	2010
Vincent D. Foster	2010
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

Item 6. Exhibits
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Billy D. Dixon in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Billy D. Dixon in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

August 8, 2008	/s/ Terry E. Sanford

Date	Terry E. Sanford
Senior Vice President, Chief Accounting Officer and Treasurer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Billy D. Dixon in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Billy D. Dixon in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350