Form 10-Q
period 2008-09-30
CARRIAGE SERVICES INC
filed 2008-11-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2008 was 18,209,399.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,446	$3,257
Accounts receivable, net of allowance for doubtful accounts of $1,142 in 2007 and $770 in 2008	16,421	13,016
Inventories and other current assets	13,686	12,120

Total current assets	33,553	28,393

Preneed cemetery trust investments	61,114	52,408
Preneed funeral trust investments	68,292	62,679
Preneed receivables, net of allowance for cancellations and doubtful accounts of $1,159 in 2007 and $761 in 2008	18,333	13,463
Receivables from preneed funeral trusts	15,012	13,593
Property, plant and equipment, at cost, net of accumulated depreciation of $53,304 in 2007 and $57,564 in 2008	125,608	125,953
Cemetery property	68,028	69,646
Goodwill	167,263	164,520
Deferred charges and other non-current assets	16,402	16,130
Cemetery perpetual care trust investments	37,202	31,271

Total assets	$610,807	$578,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital leases obligations	$1,256	$801
Accounts payable	6,091	5,742
Accrued liabilities	14,559	12,128

Total current liabilities	21,906	18,671
Senior long-term debt, net of current portion	132,994	132,532
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,663	4,602
Deferred preneed cemetery revenue	50,610	50,038
Deferred preneed funeral revenue	34,277	24,707
Non-controlling interests in cemetery trust investments	61,114	52,408
Non-controlling interests in funeral trust investments	68,292	62,679

Total liabilities	467,606	439,387

Commitments and contingencies
Non-controlling interests in perpetual care trust investments	36,301	31,208
Mandatorily redeemable convertible preferred stock	—	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,216,000 and 18,668,000 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	192	195
Additional paid-in capital	193,006	194,687
Accumulated deficit	(86,298)	(84,239)
Treasury stock, at cost; 854,700 shares at September 30, 2008	—	(3,382)

Total stockholders’ equity	106,900	107,261

Total liabilities and stockholders’ equity	$610,807	$578,056

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Revenues:
Funeral	$29,478	$31,596	$91,625	$100,764
Cemetery	10,924	11,616	32,255	32,328

	40,402	43,212	123,880	133,092
Field costs and expenses:
Funeral	19,199	21,587	57,378	64,832
Cemetery	7,553	8,301	21,316	23,476
Depreciation and amortization	2,061	2,270	6,106	6,540
Regional and unallocated funeral and cemetery costs	1,843	1,837	5,442	5,309

	30,656	33,995	90,242	100,157

Gross profit	9,746	9,217	33,638	32,935
Corporate costs and expenses:
General, administrative and other	3,734	4,114	10,735	12,541
Home office depreciation and amortization	337	400	1,047	1,204

	4,071	4,514	11,782	13,745

Interest and other:
Interest expense	4,579	4,525	13,785	13,701
Interest income and other, net	(191)	(83)	(1,066)	(224)

	4,388	4,442	12,719	13,477

Income from continuing operations before income taxes	1,287	261	9,137	5,713
Provision for income taxes	584	103	3,607	2,256

Net income from continuing operations	703	158	5,530	3,457
Income (loss) from discontinued operations, net of tax	(9)	—	538	(1,390)

Net income	694	158	6,068	2,067
Preferred stock dividend	—	4	—	8

Net income available to common stockholders	$694	$154	$6,068	$2,059

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.01	$0.29	$0.18
Discontinued operations	—	—	0.03	(0.07)

Net income	$0.04	$0.01	$0.32	$0.11

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.01	$0.28	$0.18
Discontinued operations	—	—	0.03	(0.07)

Net income	$0.04	$0.01	$0.31	$0.11

Weighted average number of common and common equivalent shares outstanding:

Basic	19,117	19,279	18,949	19,351

Diluted	19,586	19,354	19,439	19,655

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months
	ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$6,068	$2,067
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(538)	1,390
Depreciation and amortization	7,153	7,744
Amortization of deferred financing costs	536	536
Provision for losses on accounts receivable	2,047	2,969
Stock-based compensation expense	868	1,235
Deferred income taxes	3,302	2,179
Other	16	(78)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts receivable	(449)	485
Inventories and other current assets	432	446
Deferred charges and other	(1,161)	60
Preneed funeral and cemetery trust investments	(6,786)	7,872
Accounts payable and accrued liabilities	(5,486)	(3,963)
Deferred preneed funeral and cemetery revenue	(4,385)	(9,321)
Non-controlling interests in preneed funeral and cemetery trusts	7,700	(1,566)
Net cash provided by operating activities of discontinued operations	217	156

Net cash provided by operating activities	9,534	12,211

Cash flows from investing activities:
Acquisitions	(32,531)	—
Maturities of corporate investments	10,303	—
Capital expenditures	(8,372)	(9,647)
Withdrawal of restricted cash	2,888	—
Net cash provided by investing activities of discontinued operations	2,520	1,029

Net cash used in investing activities	(25,192)	(8,618)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(1,007)	(978)
Proceeds from the exercise of stock options and employee stock purchase plan	1,210	584
Dividend on redeemable preferred stock	—	(6)
Purchase of treasury stock	—	(3,382)
Net cash used in financing activities of discontinued operations	(124)	—

Net cash provided by (used in) financing activities	79	(3,782)

Net decrease in cash and cash equivalents	(15,579)	(189)
Cash and cash equivalents at beginning of period	22,820	3,446

Cash and cash equivalents at end of period	$7,241	$3,257

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of September 30, 2008, the Company owned and operated 136 funeral homes in 25 states and 32 cemeteries in 11 states.
     (b) Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     (c) Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2007 and 2008 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction therewith.
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
     FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted FAS No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 19.
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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. This statement is effective as of the beginning of the first fiscal year that begins after December 15, 2008. The Company is currently evaluating the impact, if any, of the adoption of FAS No. 141R will have on its consolidated financial statements.
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
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.0 million as of December 31, 2007, resulting from deductions totaling $15.2 million on Federal returns and $13.4 million on various state returns. The effect of applying FIN 48 for the nine months ended September 30, 2008 was not material to the Company’s operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
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
     Two funeral home businesses were sold during the second quarter of 2008 for approximately $1.0 million, from which a net loss of $1.4 million was recorded. No businesses were sold during the first or third quarters of 2008.
     In the first quarter of 2007, the Company sold two funeral home businesses for approximately $2.4 million and recognized a gain of $0.6 million. In the second quarter of 2007, the Company sold a funeral home business for approximately $0.8 million and recognized a gain of $0.1 million.
     No businesses were held for sale at December 31, 2007 and September 30, 2008.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Revenues	$297	$—	$1,341	$477

Operating income	$14	$—	$173	$146
(Gain) loss on sale	31	—	(697)	2,370
Provision (benefit) for income taxes	(8)	—	332	(834)

Income (loss) from discontinued operations	$(9)	$—	$538	$(1,390)

5. GOODWILL
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
The following table presents the changes in goodwill in the accompanying consolidated balance sheet (in thousands):

September 30,
2008
Goodwill at beginning of year	$167,263
Acquisitions	30
Discontinued operations	(2,773)

Goodwill at end of period	$164,520

6. PRENEED TRUST INVESTMENTS
Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at September 30, 2008 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$5,684	$—	$—	$5,684
Fixed income securities:
U.S. and Agency obligations	8,438	117	(5)	8,550
State and municipal obligations	351	—	(3)	348
Corporate	1,659	9	(33)	1,635
Other	4	—	—	4
Common stock	18,917	463	(3,702)	15,678
Mutual funds:
Equity	18,466	2	(3,891)	14,577
Fixed income	6,697	—	(957)	5,740

Trust investments	$60,216	$591	$(8,591)	$52,216

Accrued investment income	$192			$192

Trust assets				$52,408

Market value as a percentage of cost				87.0%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$1,810	$2	$1,812
Due in one to five years	8,225	86	8,311
Due in five to ten years	413	(3)	410
Thereafter	4	—	4

	$10,452	$85	$10,537

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
     The cost and market values associated with preneed funeral trust investments at September 30, 2008 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$18,558	$—	$—	$18,558
Fixed income securities:
U.S. Treasury	6,098	264	—	6,362
State and municipal obligations	464	17	—	481
Corporate	1,655	18	(26)	1,647
Mortgage Backed Securities	3,833	32	12	3,877
Common stock	7,825	494	(1,670)	6,649
Mutual funds:
Equity	20,145	161	(3,931)	16,375
Fixed income	9,469	73	(812)	8,730

Trust investments	$68,047	$1,059	$(6,427)	$62,679

Market value as a percentage of cost				92.1%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$3,488	$(85)	$3,403
Due in one to five years	8,444	397	8,841
Due in five to ten years	118	5	123

	$12,050	$317	$12,367

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
Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2008 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Investment income	$1,104	$1,044	$2,928	$3,648
Realized gains	713	144	2,193	516
Realized losses	(90)	(459)	(384)	(592)
Expenses	(280)	(348)	(831)	(1,565)
Increase in non-controlling interests in trust investments	(1,447)	(381)	(3,906)	(2,007)

	$—	$—	$—	$—

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	September 30,
	2007	2008
Amount due from preneed funeral trust funds	$16,717	$15,136
Less: allowance for contract cancellation	(1,705)	(1,543)

	$15,012	$13,593

8. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $195 million at September 30, 2008, and are not included in the Company’s consolidated balance sheet.
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2008 are detailed below (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,962	$—	$—	$3,962
Fixed income securities:
U.S. and Agency Obligations	4,329	68	—	4,397
State and municipal obligations	489	—	(5)	484
Corporate	826	17	(3)	840
Mortgage backed securities	253	—	—	253
Common stock	12,439	337	(2,635)	10,141
Mutual funds:
Equity	8,634	—	(2,200)	6,434
Fixed income	5,501	1	(793)	4,709

Trust investments	$36,433	$423	$(5,636)	$31,220

Accrued net investment income	$51			51

Trust assets				$31,271

Market value as a percentage of cost				85.8%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

		Net
		Unrealized
	Cost	Gain/(Loss)	Market
Due in one year or less	$812	$9	$821
Due in one to five years	4,271	71	4,342
Due in five to ten years	814	(3)	811

	$5,897	$77	$5,974

     Non-controlling interests in cemetery perpetual care trusts represent the corpus of those trusts plus undistributed income. The components of non-controlling interests in cemetery perpetual care trusts as of December 31, 2007 and September 30, 2008 are as follows (in thousands):

	December 31,	September 30,
	2007	2008
Trust assets, at market value	$37,202	$31,271
Pending withdrawals of income	(901)	(63)

Non-controlling interests	$36,301	$31,208

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2008 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Undistributable realized gains	$—	$34	$976	$129
Undistributable realized losses	(34)	(31)	(91)	(96)
Decrease (increase) in non-controlling interests in perpetual care trust investments	34	(3)	(885)	(33)

	$—	$—	$—	$—

10. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2008	$100,764	$32,328	$—	$133,092
Nine months ended September 30, 2007	$91,625	$32,255	$—	$123,880

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2008	$27,546	$5,013	$(26,846)	$5,713
Nine months ended September 30, 2007	$26,393	$6,766	$(24,022)	$9,137

Total assets:
September 30, 2008	$354,021	$193,459	$30,576	$578,056
December 31, 2007	$371,921	$206,840	$32,046	$610,807
11. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Revenues
Goods
Funeral	$12,144	$12,807	$38,280	$40,886
Cemetery	7,239	8,329	22,333	22,090

Total goods	$19,383	$21,136	$60,613	$62,976

Services
Funeral	$17,334	$18,789	$53,345	$59,878
Cemetery	3,685	3,287	9,922	10,238

Total services	$21,019	$22,076	$63,267	$70,116

Total revenues	$40,402	$43,212	$123,880	$133,092

Cost of revenues
Goods
Funeral	$10,332	$11,256	$31,721	$34,441
Cemetery	5,325	6,296	15,586	17,010

Total goods	$15,657	$17,552	$47,307	$51,451

Services
Funeral	$8,867	$10,331	$25,657	$30,391
Cemetery	2,228	2,005	5,730	6,466

Total services	$11,095	$12,336	$31,387	$36,857

Total cost of revenues	$26,752	$29,888	$78,694	$88,308

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended
	September 30,
	2007	2008
Cash paid for interest and financing costs	$16,039	$16,011
Cash paid for income taxes	407	831
Restricted common stock issued to officers and directors	2,271	1,227
Restricted common stock withheld for payroll taxes	—	133
Net (deposits) withdrawals into preneed funeral trusts	(376)	1,056
Net (deposits) withdrawals into/from preneed cemetery trusts	(4,766)	1,121
Net deposits into perpetual care trusts	(2,206)	(593)
Net decrease in preneed funeral receivables	918	4,323
Net (increase) decrease in preneed cemetery receivables	(729)	547
Net withdrawals of receivables from preneed funeral trusts	373	1,418
Net change in preneed funeral receivables decreasing deferred revenue	(1,734)	(9,569)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(2,651)	248
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) noncontrolling interests	377	(1,056)
Net deposits (withdrawals) in cemetery trust accounts increasing (decreasing) noncontrolling interests	4,766	(1,121)
Net deposits in perpetual care trust accounts increasing noncontrolling interests	2,557	611

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities within the funeral and cemetery trusts	29,653	108,724
Purchases of available for sale securities within the funeral and cemetery trusts	56,601	126,994
13. DEBT
     The Company has outstanding a principal amount of $130 million of 7.875% Senior Notes, due in 2015, and $93.75 million of 7.00% subordinated debt payable to an unconsolidated affiliate, Carriage Services Capital Trust, due in 2029. The Company also has a $35 million senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable semiannually on the Senior Notes and quarterly on the subordinated debt and credit facility. The credit facility matures in 2010 is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at September 30, 2008.
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
14. COMMITMENTS AND CONTINGENCIES
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
     Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587— On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage: failed to compensate employees properly for time spent on community work, on-call time, pre-needs appointments, and training; failed to provide required meal and rest breaks under California state law; and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’

motion for conditional certification under the FLSA. The parties then effectuated notice of the lawsuit to all potential class members pursuant to the Court’s order. The opt-in period expired on August 5, 2008, by which time 441 people had filed consent forms to join the action. Currently, the litigation is in the discovery stage, but has been stayed while the parties engaged in mediation. The mediation was not successful. Due to the inherent uncertainties of litigation, we cannot predict the outcome of this matter.
     Means v. Carriage Cemetery Services, Inc., et al., Indiana Superior Court, Marion County, Indiana, Case No. 49D12-0704-PL-016504. On April 20, 2007, Plaintiff Cecilia Means (“Plaintiff”) filed a putative class action alleging that one or more of the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—and one or more of the bank trustees who served as trustee of Grandview Cemetery’s Pre-Arrangement Trust Fund (the “Grandview Trust Fund”), improperly withdrew funds from the Grandview Trust Fund. Carriage denies all material allegations because the subject withdrawals occurred in a period other than during Carriage’s ownership, and filed a motion for summary judgment with respect to Plaintiff’s claims against it. Plaintiff, in turn, has filed a motion to certify a class. On October 2, 2008, Plaintiff and Carriage entered into a settlement agreement, under which Carriage has agreed to provide, among other things, pre-paid burial goods to class members at their time of need. The Court preliminarily approved the settlement on October 7, 2008. The settlement remains subject to final approval by the Court on January 23, 2009 after notice to potential class members.
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
     Fuqua, et al., v. Lytle-Gans-Andrews Funeral Home, et al., United States District Court, Southern District of Indiana, Case No. 4:08-cv-00134-DFH-WGH. On July 29, 2008, Kenneth R. Fuqua, II and Elizabeth R. Fuqua (“Plaintiffs”) filed an action against several defendants in Indiana Circuit Court, Jefferson County, Indiana, alleging improper handling of remains and improper burial practices by Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has denied these allegations because the burial occurred before Carriage owned Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. On August 28, 2008, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana, but briefing is currently pending with the Court regarding whether the case should be remanded to the Jefferson County Circuit Court. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage assumed only Lytle-Gans-Andrews’ assets, and not its liabilities, under the Asset Purchase Agreement. The court has not yet ruled on Carriage’s motion. The Company will defend these actions vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
15. REDEEMABLE PREFERRED STOCK
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
16. SHARE REPURCHASE PROGRAM
     During June 2008, the Board of Directors approved the repurchase of up to an aggregate of $5 million of the Company’s common stock. The repurchase is executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. Through September 30, 2008, the Company repurchased 854,700 shares of common stock at an aggregate cost of $3,381,631 and an average cost per share of $3.93. The repurchased shares are held as treasury stock.
17. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the nine months ended September 30, 2008. For the third quarter of 2008, employees purchased a total of 35,314 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $2.98 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $33,000 and $37,000 for the three months ended September 30, 2007 and 2008, and $104,000 and $145,000 for the nine months ended September 30, 2007 and 2008, respectively. All currently outstanding stock options have vested.
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
     Common stock grants
     The Company granted 155,428 shares of restricted common stock to certain officers and employees during the first quarter of 2008 and 15,000 in the third quarter. The restricted stock vests in 25% increments over four years. The Company recorded $501,000 and $861,000 in pre-tax compensation expense for the nine months ended September 30, 2007 and 2008, respectively, related to the vesting of previous restricted stock awards. As of September 30, 2008, there was $2.4 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.7 years.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended September 30, 2007 and 2008, the Company issued 2,866 and 4,918 shares of unrestricted common stock to directors in lieu of payment in cash for their fees, the value of which totaled $23,000 and $24,600, respectively, and is included in general, administrative and other expenses. During the nine months ended September 30, 2007 and 2008, the Company issued 24,888 and 27,312 shares of unrestricted common stock to directors in lieu of payment in cash for their fees, the value of which totaled $179,216 and $187,000, respectively.
18. RELATED PARTY TRANSACTIONS
     The Company engaged law firms in which one of their partners is the spouse of the Company’s Senior Vice President and General Counsel. The firms were used for various legal matters during the period. During the nine months ended September 30, 2008, the Company paid the law firm $0.7 million.
19. FAIR VALUE MEASUREMENTS
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
     The table below presents information about our assets measured at fair value (in thousands) on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of September 30, 2008. These assets have previously been measured at fair value in accordance with existing generally accepted accounting principles, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 159. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of September 30, 2008, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Fixed income securities	$23,185	$5,693	$—	$28,878
Common stock	32,468	—	—	32,468
Mutual funds and other	37,386	19,179	—	56,565

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

OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise, such as markers and outer burial containers. As of September 30, 2008, we operated 136 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
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
     Funeral Operations
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     Our same store volumes have declined gradually each year from 21,588 in 2004 to 20,716 in 2007 (compound annual decline of 1.4%) consistent with a period of weak death rates nationally and the loss of market share in certain markets. We experienced higher volumes equal to 1.8% during the first three quarters of 2008 compared to the first three quarters of 2007. Our same store funeral operations have increased revenue steadily from $106.5 million in 2004 to $113.0 million in 2007 (compound annual increase of 2.0%) because we have been able to increase the average revenue per funeral through expanded service offerings and packages. Continuing that trend into 2008, same store revenues for the nine months ended September 30, 2008 were up 2.3% compared to the nine months ended September 30, 2007. The percentage of funeral services involving cremations has increased from 30.7% for 2003 to 35.8% for 2007, an average increase of 1.3% per year, and 39.9% for the first nine months of 2008. We expect our average revenue per funeral to increase over time as we seek to provide increased services to our cremation families in order to offset higher cremation rates.
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
     Our same store cemetery financial performance from 2003 through 2007 was characterized by increasing revenues but slightly declining field level profit margins. Revenues and profits on a same store basis have declined for the first nine months of 2008 compared to the same period of 2007 in part, we believe, from the negative impact of the economy on the consumer and in part due to turnover in sales personnel at certain large parks. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2008 is designed to expand our cemetery product offerings.

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
     Financial Highlights
     Net income from continuing operations for the three months ended September 30, 2008 totaled $0.2 million, equal to $0.01 per diluted share, compared to net income from continuing operations for the third quarter of 2007 of $0.7 million, or $0.04 per diluted share. The negative variance between the two periods was primarily due to pre-tax declines of $0.4 million in gross profit from our same store funeral operations and $0.6 million from our same store cemetery operations, along with an increase of $0.4 million in corporate general and administrative expenses. These three areas combined to reduce diluted earnings per share by $0.05. Acquired businesses provided an increase in pre-tax gross profit of $0.5 million, equal to approximately $0.02 per diluted share.
     We sold two funeral homes at a loss during the three months ended June 30, 2008. The loss from discontinued operations attributable to those two funeral homes for the nine months ended September 30, 2008 was $1.4 million, equal to $0.07 per diluted share. During the nine months ended September 30, 2007, the Company completed the sale of three funeral home businesses, resulting in a pre-tax gain of $0.7 million.

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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2007 and 2008. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired”.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its funeral home operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2008.
Three months ended September 30, 2007 compared to three months ended September 30, 2008 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$25,884	$26,657	$773	3.0%
Acquired	3,092	4,313	1,221	*
Preneed insurance commissions revenue	502	626	124	24.7%

Revenues from continuing operations	$29,478	$31,596	$2,118	7.2%

Revenues from discontinued operations	$297	$—	$(297)	*

Total same-store gross profit	$6,450	$6,048	$(402)	(6.2%)
Acquired	1,064	1,101	37	*
Preneed insurance gross profit	46	145	99	*

Gross profit from continuing operations	$7,560	$7,294	$(266)	(3.5%)

Gross profit from discontinued operations	$7	$—	$(7)	*

*	not meaningful
     Funeral same-store revenues for the three months ended September 30, 2008 increased $0.8 million, or 3.0%, when compared to the three months ended September 30, 2007 as we experienced a 0.9% increase in the number of contracts and an increase of 2.1% to $5,422 in the average revenue per contract for those existing operations. The average per contract for at need burial services declined slightly, an indication that the economy may be affecting the consumer. The cremation rate for the same-store businesses rose from 35.9% to 37.7%. The growth in total contracts was concentrated in cremation contracts which increased 5.8%.
     Total same-store gross profit for the three months ended September 30, 2008 decreased $0.4 million, or 6.2% from the comparable three months of 2007, and as a percentage of funeral same-store revenue, decreased from 24.9% to 22.7% as we experienced higher costs and expenses. Salaries and benefits at our same-store funeral businesses increased $0.3 million or 4.1%, year over year, while self-insurance costs increased $0.4 million.

     As previously disclosed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Acquired revenue and gross profit is related primarily to the businesses acquired during 2007. The cremation rate for the acquired businesses was 49.8% for the third quarter of 2008 as these businesses are located in higher cremation areas compared to the existing locations. The average revenue per contract for the third quarter of 2008 was $4,116, a slight decline compared to the prior year quarter.
     Gross profit for acquired businesses as a percentage of revenue from acquired businesses was 25.5% for the third quarter of 2008 compared to 34.4% for the third quarter of 2007. As a percentage of revenues, salaries and benefits increased year over year from 29.7% to 32.3%.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2008 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$83,066	$84,685	$1,619	1.9%
Acquired	6,805	14,026	7,221	*
Preneed insurance commissions revenue	1,754	2,053	299	17.0%

Revenues from continuing operations	$91,625	$100,764	$9,139	10.0%

Revenues from discontinued operations	$1,341	$477	$(864)	*

Total same-store gross profit	$24,214	$23,179	$(1,035)	(4.3%)
Acquired	2,198	3,863	1,665	*
Preneed insurance gross profit	366	824	458	*

Gross profit from continuing operations	$26,778	$27,866	$1,088	4.1%

Gross profit from discontinued operations	$173	$146	$(27)	*

*	not meaningful
     Funeral same-store revenue for the nine months ended September 30, 2008 increased $1.6 million, or 1.9%, when compared to the nine months ended September 30, 2007 as we experienced a 1.8% increase in the number of contracts and the average revenue per contract increased 0.1% to $5,363. The cremation rate for the first nine months of 2008 was 37.4% compared to 34.6% for the first nine months of 2007.
     The number of same-store burial contracts declined 2.4% in comparison to the prior year period and the average revenue for those burial contracts was $7,572. The number of same-store cremation contracts increased by 543, or 10.1%, and the average revenue for those cremation contracts was $3,013.
     Funeral same-store gross profit for the nine months ended September 30, 2008 declined $1.0 million, or 4.3%, when compared to the nine months ended September 30, 2007, due to higher costs. Our largest area of costs in the funeral homes is salaries and benefits for the location personnel. Year to date, those labor costs have risen $1.0 million to 27.4% of same-store funeral revenues. The next largest area of cost increase is the cost of maintaining the funeral home facilities, which increased $0.5 million to 4.4% of same-store revenues.
     Acquired funeral homes generated $14.0 million in revenue, equal to 13.9% of our funeral home revenue, and $3.9 million in gross profit, equal to 13.9% of our funeral home gross profit. Year to date, the average revenue per contract in our acquired businesses is $4,028, and the cremation rate is 51.2%.

Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its cemetery operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2008.
Three months ended September 30, 2007 compared to three months ended September 30, 2008 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$9,681	$9,923	$242	2.5%
Acquired	1,243	1,693	450	36.2%

Revenues from continuing operations	$10,924	$11,616	$692	6.3%

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$2,089	$1,402	$(687)	(32.9%)
Acquired	97	522	425	*

Gross profit from continuing operations	$2,186	$1,924	$(262)	(12.0%)

Gross profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the three months ended September 30, 2008 increased $0.2 million, or 2.5% compared to the three months ended September 30, 2007. Company-wide, same-store revenue from preneed property sales increased $0.7 million.
     Cemetery same-store gross profit for the three months ended September 30, 2008 decreased $0.7 million, or 32.9%. As a percentage of revenues, cemetery same store gross profit decreased from 21.6% to 14.1%. The primary reasons for the decline were an increase of bad debt expense of $0.4 million and an increase in salaries and benefits of $0.2 million.
     Financial revenues (trust earnings and finance charges on installment contracts) are included in revenues and decreased $0.3 million to $1.0 million due to declines of the perpetual care trust earnings. Earnings from perpetual care trust funds are included in financial revenues and totaled $0.4 million for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2008 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2007	2008	Amount	%
Total same-store revenue	$29,519	$27,614	$(1,905)	(6.5%)
Acquired	2,736	4,714	1,978	*

Revenues from continuing operations	$32,255	$32,328	$73	0.2%

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$6,449	$3,669	$(2,780)	(43.1%)
Acquired	411	1,400	989	*

Gross profit from continuing operations	$6,860	$5,069	$(1,791)	(26.1%)

Gross profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the nine months ended September 30, 2008 decreased $1.9 million, or 6.5%, compared to the nine months ended September 30, 2007. Preneed property revenue at existing cemeteries declined $1.3 million, or 11.6%, to $10.1 million as the number interments sold on a preneed basis declined 15.6% and the percentage of those we were able to recognize as revenue because we received at least 10% of the sales price from the customer declined from 85.1% to 80.6%. Atneed revenues from property, merchandise and services declined $0.6 million, or 5.9%, to $9.9 million as the average sale per atneed contract and the number or interments both declined. The revenue decline was primarily at Rolling Hills Memorial Park where revenues from atneed and preneed operations were down $1.7 million, or 22.5%, year over year. Turnover in key sales positions has been the primary cause of the weaker results at Rolling Hills.
     Cemetery same-store gross profit for the nine months ended September 30, 2008 decreased $2.8 million, or 43.1%, compared to the nine months ended September 30, 2007. Cost inflation was evident in most categories of costs and expenses, but the majority of the decline in gross profit was due to lower revenues.

     The three cemeteries acquired in 2007 produced $1.4 million in gross profit equal to 29.7% of the revenue from the acquired businesses.
     Total financial revenues for the nine months ended September 30, 2008 increased $0.1 million, or 2.5%, compared to the nine months ended September 30, 2007.
     Corporate General, Administrative and Other. Corporate general, administrative and other expenses totaled $4.5 million for the three months ended September 30, 2008, an increase of $0.5 million compared to the three months ended September 30, 2007. Approximately $0.3 million of the increase was related to severance and benefits for former employees and $0.2 million of the increase was due to higher legal and professional fees related primarily due to the litigation described in Note 14.
     Corporate general, administrative and other expenses totaled $13.7 million for the nine months ended September 30, 2008, an increase of $2.0 million compared to the nine months ended September 30, 2007. Approximately $1.0 million of the increase was related to severance and benefits for the former Chief Financial Officer and other employees. The remainder of the year over year increase was due to higher legal and professional fees related primarily due to litigation described in Note 14 and higher salaries and benefits.
     Income Taxes. The Company recorded income taxes on earnings from continuing operations at the effective rate of 39.5% during 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $1.4 million net of unrecognized tax benefits available at September 30, 2008 to offset future Federal taxable income, which expire between 2023 and 2025, if not utilized. Carriage also has approximately $54.2 million of state net operating loss carryforwards that will expire between 2009 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Cash and cash equivalents at September 30, 2008 totaled $3.3 million compared to $3.4 million at December 31, 2007, a decrease of $0.1 million since year end 2007. For the nine months ended September 30, 2008, cash provided by operating activities of continuing operations was $12.1 million as compared to $9.3 million for the nine months ended September 30, 2007. Additionally, capital expenditures totaled $9.6 million for the nine months ended September 30, 2008 compared to $8.4 million in the nine months ended September 30, 2007. Capital expenditures during 2008 include $2.4 million for the purchase of a tract of land to construct a new funeral home and approximately $2.3 million for cemetery inventory development projects.
     The Company’s senior debt at September 30, 2008 totaled $137.9 million and consisted of $130.0 million in Senior Notes and $7.9 million in acquisition indebtedness and capital lease obligations.
     The Company has a $35 million senior secured revolving credit facility that matures in 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the revolving credit facility will bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.4 million in letters of credit that are outstanding under the credit facility at September 30, 2008.
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
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses, to repurchase common stock, acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 16 to the consolidated financial statements we have a share repurchase program, whereby the Company may purchase up to $5.0 million of its common stock. The Company also has the ability to draw on its revolving credit facility, subject to customary terms and conditions of the credit agreement, to finance acquisitions.

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
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the matters in Note 14, we and certain of our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our reserves and insurance provide reasonable coverage for known asserted or unasserted claims. In the event the Company sustains a loss from a claim and the insurance carrier disputes coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.
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

     As discussed in Note 16 to the consolidated financial statements, the Company initiated a share repurchase program in June 2008 under which the Company may purchase up to an aggregate of $5 million of its common stock. Pursuant to the program, we repurchased the following shares during the second and third quarter of 2008:

			Total Number of	Dollar Value
			Shares Purchased	of Shares That
	Total	Average	as Part of Publicly	May Yet Be
	Number of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
April 1, 2008 – April 30, 2008	—	—	—	—
May 1, 2008 – May 31, 2008	—	—	—	—
June 1, 2008 – June 30, 2008	17,900	$6.80	17,900	$4,878,234

Total for quarter ending June 30, 2008	17,900		17,900

July 1, 2008 – July 30, 2008	—		—	$4,878,234
August 1, 2008 – August 31, 2008	208,900	$4.50	208,900	$3,937,992
September 1, 2008 – September 30, 2008	627,900	$3.65	627,900	$1,643,473

Total for quarter ending September 30, 2008	836,800		836,800
Total for year to date September 30, 2008	854,700		854,700

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
10.1	Employment agreement with Jay Dodds dated August 7, 2007.

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

November 7, 2008	/s/ Terry E. Sanford

Date	Terry E. Sanford
Senior Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
10.1	Employment agreement with Jay Dodds dated August 7, 2007.

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes- Oxley Act of 2002 and 18 U.S.C. Section 1350