Form 10-K
period 2008-12-31
CARRIAGE SERVICES INC
filed 2009-03-10
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2008

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

Commission File Number: 1-11961

CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Blvd., Suite 300, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 332-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.01 Par Value Series G Preferred Stock Purchase Rights (Title Of Class)	New York Stock Exchange New York Stock Exchange (Name of Exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $116.8 million based on the closing price of $6.60 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 27, 2009 was 17,927,776.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2009 annual meeting of stockholders are incorporated in Part III of this Report.

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
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2008, we operated 136 funeral homes in 25 states and 32 cemeteries in 11 states. We primarily serve suburban and rural markets, where we primarily compete with smaller, independent operations, and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are reported in two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complimentary service and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization because approximately 39% of our cemetery revenues during the year ended December 31, 2008 was generated from preneed sales of interment rights. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) may impact the amount of such preneed sales. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 9% of our cemetery revenues during the year ended December 31, 2008 was attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. To date our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The standards based model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. This model also requires our local and corporate leaders to change our focus from short-term profitability to the drivers of success that create long-term profitability and value for our stockholders. Our operating model emphasizes:

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
RECENT DEVELOPMENTS
     Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a loss of $2.4 million was recorded (Note 5). The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
HISTORY
     Carriage Services, Inc. (“Carriage” or the “Company”) was incorporated in the state of Delaware in December of 1993. Prior to 2001, Carriage grew dramatically through acquisitions of funeral homes and cemeteries. A significant amount of debt was incurred in financing these acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. During that same period we initiated a process to identify underperforming businesses and, where appropriate, sold those businesses to reduce our debt. We sold 36 funeral homes and 12 cemeteries along with 20 parcels of excess real estate. We reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004. During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. This refinancing represented a milestone. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our cash flow in our core business. We used the net cash proceeds from the offering and our cash flow to grow the Company through selective acquisitions. During 2005, we acquired a funeral business consisting of two chapels in northern Florida, the first acquisition since 2002. During 2007, we completed seven acquisitions. See Note 4 to the Consolidated Financial Statements for information related to the 2007 acquisitions. Today, we are focused on being a great operating company and acquiring funeral homes and cemeteries that meet the criteria in our Strategic Portfolio Optimization Model.
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
Cremation
     In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 35% of the U.S. burial market in 2007. That number is expected to increase to 39% by 2010 and 59% by 2025. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Historically, direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains.
Highly Fragmented Ownership
     We understand that there are approximately 22,000 funeral homes and 10,500 cemeteries in the United States and that the domestic funeral service industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International, Stewart Enterprises, Inc., StoneMor Partners L.P., Keystone North America, Inc., and Carriage Services, Inc. We believe these five companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. Within the independent businesses, there are a number of privately-owned consolidators. Service Corporation International acquired what was the second largest public company in the industry, Alderwoods Group in the latter half of 2006. During 2007, we acquired three businesses from Service Corporation International and four independent businesses.
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
     Presentation and Packaging of Services and Merchandise. We believe packaging funeral services and merchandise offers both simplicity and convenience for our client families. Well-conceived and thoughtful packages eliminate much of the effort and discomfort experienced by client families concerning matters about which they do not have much knowledge during a very stressful and emotional time. We also anticipate that our packaging strategy will result in increased revenue per cremation service over time as more families select packages that provide services and merchandise. The percentages of funeral services conducted by us for which cremation was chosen as the manner in which to dispose of remains was 35.8 % for the year ended December 31, 2007 and 39.8% for the year ended December 31, 2008. For the year ended December 31, 2008, 63.9% of the number of our total cremation services was direct cremations (where no viewing, visitation, or merchandise is involved, although a memorial service may be held) and 36.1% included additional services and merchandise. One of our training initiatives throughout the Company focuses on increasing the percentage of our cremation customers that choose additional services and merchandise.
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
     Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by the counselors on a preneed basis and finance charges earned on preneed installment contracts. The current economy and the related declines in consumer confidence and discretionary income have dramatically reduced the preneed sales success rate and increased the level of bad debts. As a counter measure, we are increasing the number of sales counselors and working with our customers so that they do not default on their obligations to us.
     Cost and Expense Management. In an effort to improve earnings and cash flow in the current difficult economic environment, we have implemented several cost and expense initiatives. In December 2008, we froze the salaries and wages of all employees and reprioritized our capital expenditures to reduce the capital costs for 2009. We are evaluating cost reduction plans and ideas across the Company.
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
     Ideal candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. In our quest to find ideal candidates, we have analyzed and projected key statistics in the deathcare industry and believe the following will be true by 2015:
•	The number of national deaths will begin a long-term rise as the death rate among the baby boomer generation accelerates, notwithstanding a longer life expectancy.

•	The aging baby boomers will possess sufficient wealth and the financial flexibility to migrate to attractive retirement and part time second career areas primarily in the Southern and Western states and other select markets.

•	The general population of the United States will continue to grow and migrate to attractive urban and suburban centers in the southern and western states.

•	Cremation rates will continue to increase and migrate eastward. The accelerating cremation rate will have a significant impact on the revenue base of more traditional deathcare businesses in the Central and Eastern regions of the United States and a lesser impact on the already high cremation states in the West.
     With the above considerations in mind, our vision over the next ten years is to change the profile of our business to be heavily weighted in about 10-15 major markets that have an especially attractive demographic profile and where, over time, we could acquire or build up operations in each of these markets by doing one to three thousand calls annually. We believe there are large enough markets for us to increase our presence in existing markets by acquisition or enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. We will use our Standards Operating Model to evaluate acquisition candidates to ensure they can be readily integrated into our portfolio.

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
     Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth initiatives, such as business acquisitions and inventory. Currently, we have four primary components in our capital structure:
•	the $130 million senior notes which have a 2015 maturity;

•	a currently undrawn $35 million revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•	our convertible junior subordinated debenture payable to our affiliate trust, which has the ability to defer payments of interest, and a 2029 maturity; and

•	our common stock.
     Stable Cash Flow. We have demonstrated the ability to generate stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. Free cash flow (cash flow from operations less maintenance capital expenditures) for 2008 totaled $13.5 million. We intend to use cash flow to repurchase common stock, to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our free cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
     Proven Management Team. Our management team, headed by our founder and Chief Executive Officer (CEO) Melvin C. Payne, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our recent successful efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best Standards Operating Model will ensure this commitment at all levels of the organization. At mid-year 2006, we reorganized our funeral and cemetery divisions into three Regions, each headed by a Regional
Partner. This change promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
     At December 31, 2008, we operated 136 funeral homes in 25 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Note 22 to the Consolidated Financial Statements for the year ended December 31, 2008, for segment data related to funeral home operations.
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
     Funeral homes are principally a service business that provides burial and cremation services and sells related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complimentary services and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
Cemetery Operations
     As of December 31, 2008, we operated 32 cemeteries in 11 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 22 to the Consolidated Financial Statements for the year ended December 31, 2008, for segment data related to cemetery operations.
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
     Our cemetery operating results are impacted by the success of our sales organization because 39% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2008. An additional 13% of our 2008 cemetery revenues was generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impact the amount of cemetery revenues and are currently having a significant negative impact on our sales and the industry as a whole. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 9% of our cemetery revenues was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2008. Changes in the capital markets and interest rates affect this component of our cemetery revenues and in 2008 the decline in the capital markets hurt the Company’s earnings.

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
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors). Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies.
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
     We sold 5,161 and 4,916 preneed funeral contracts during the years ended December 31, 2007 and 2008, respectively. At December 31, 2008, we had a backlog of 69,575 preneed funeral contracts to be delivered in the future. Approximately 21% and 17% of the funeral revenues recognized during each of the last two years ended December 31, 2007 and during the twelve months ended December 31, 2008, respectively, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 52% of our net cemetery revenues for both 2007 and 2008.
     As of December 31, 2008, we employed a staff of 178 advance-planning and family service representatives for the sale of preneed products and services.
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
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed, while trust fund holdings and deferred revenue are reflected currently on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $262.9 million as of December 31, 2008.
     We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased, when the service is provided or when the contract is cancelled. Cemetery merchandise and service trust fund balances, in the aggregate, totaled approximately $44.4 million as of December 31, 2008.

     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $26.3 million at December 31, 2008.
     For additional information with respect to our trusts, see Notes 7, 8, and 10 to the Consolidated Financial Statements for the year ended December 31, 2008.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States are Service Corporation International, Stewart Enterprises, Inc., Keystone North America, Inc. and StoneMor Partners L.P. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
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
EMPLOYEES
     As of December 31, 2008, we and our subsidiaries employed 1,822 employees, of whom 892 were full-time and 930 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. None of our employees are represented by unions.

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
     Our website address is www.carriageservices.com. Available on this website under “Investor Relations-Investor Relations Menu — SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
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
     As we have localized our preneed sales strategies, we are continuing to refine the mix of service and product offerings in both our funeral and cemetery segments, including changes in our sales commission and incentive structure. These changes could cause us to experience declines in preneed sales in the short-run. In addition, economic conditions at the local or national level has caused declines in preneed sales either as a result of less discretionary income or lower consumer confidence. Declines in preneed cemetery property sales reduces current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.
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
     We have experienced material increases in certain costs during the previous years, such as insurance, taxes or legal fees, which result from external factors difficult to estimate. These costs may impair our ability to achieve earnings growth in excess of revenue growth. Our 2009 plan assumes that we will be successful in increasing earnings at a rate that is greater than revenue growth. We can give no assurance that we will be successful in achieving such increases.
Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our Standards Operating Model.
     We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivise our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in our maintaining or improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. We have learned that success using the model is highly dependent on having the right leader in the business.
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
     The terms of our credit facility and the indenture governing our Senior Notes may limit our ability and the ability of our subsidiaries to, among other things:

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
Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.
     In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test and the interim goodwill impairment test we performed using December 31, 2008 fair value information, we concluded that there was no impairment of our goodwill. However, if current economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have another triggering event that could result in an impairment of our goodwill.
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
     The death care industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the Federal Trade Commission, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At December 31, 2008, we operated 136 funeral homes in 25 states and 32 cemeteries in 11 states. We own the real estate and buildings for 82% of our funeral homes and lease facilities for the remaining 18%. We own 27 cemeteries and operate five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2008. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 32 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 118,000 and 124,000 at December 31, 2007 and 2008, respectively. In addition, approximately 496 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

     The following table sets forth certain information as of December 31, 2008, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	2	4	0
Connecticut	6	2	0	0
Florida	6	3	6	3
Georgia	3	0	0	0
Idaho	5	1	3	0
Illinois	1	4	1	0
Kansas	7	0	0	0
Kentucky	8	3	1	0
Maryland	1	0	0	0
Massachusetts	12	0	0	0
Michigan	3	0	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	0	0	0
North Carolina	0	2	1	0
Ohio	4	2	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	13	1	7	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	112	24	27	5

(1)	The leases, with respect to these funeral homes, have remaining terms ranging from one to seven years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2008, we owned and operated 581 vehicles. No vehicles were leased.

ITEM 3. LEGAL PROCEEDINGS
     We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 15 of this Form 10-K.
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
     No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2008	High	Low

First Quarter	$9.45	$6.81
Second Quarter	$9.25	$6.10
Third Quarter	$6.80	$3.20
Fourth Quarter	$3.67	$1.66

2007	High	Low

First Quarter	$8.37	$5.04
Second Quarter	$8.93	$7.50
Third Quarter	$9.42	$7.65
Fourth Quarter	$11.09	$8.12
     As of February 27, 2009, there were 17,927,776 shares of our Common Stock outstanding and the closing price as reported by the New York Stock Exchange was $2.40 per share. The Common Stock shares outstanding are held by approximately 250 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of the Common Stock.
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
Purchases of Equity Securities by the Issuer
     During June 2008 and November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to $5 million of the our Common Stock. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. Through December 31, 2008, we repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,442 and an average cost per share of $3.32. The program approved in June was completed in October 2008. The repurchased shares are held as treasury stock. Pursuant to the program, we repurchased the following shares during the second, third and fourth quarter of 2008:

				Dollar Value
			Total Number of	of Shares That
	Total	Average	Shares Purchased as	May Yet Be
	Number of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Program	Program

April 1, 2008 — April 30, 2008	—	—	—	—
May 1, 2008 — May 31, 2008	—	—	—	—
June 1, 2008 — June 30, 2008	17,900	$6.80	17,900	$4,878,234

Total for quarter ending June 30, 2008	17,900		17,900

July 1, 2008 — July 30, 2008	—		—	$4,878,234
August 1, 2008 — August 31, 2008	208,900	$4.50	208,900	$3,931,725
September 1, 2008 — September 30, 2008	627,900	$3.65	627,900	$1,618,369

Total for quarter ending September 30, 2008	836,800		836,800

October 1, 2008 — October 31, 2008	492,769	$3.25	492,769	$—
November 1, 2008 — November 30, 2008	40,800	$2.18	40,800	$4,910,947
December 1, 2008 — December 31, 2008	342,700	$1.87	342,700	$4,259,558

Total for quarter ending December 31, 2008	876,269		876,269

Total for year ended December 31, 2008	1,730,969		1,730,969

Shareholder Return Index
     The graph below matches Carriage Services, Inc.’s cumulative 5-year total stockholder return on Common Stock with the cumulative total returns of the Russell MicroCap index, the Peer Group index and a customized peer group of three companies that includes: Service Corporation International, Stewart Enterprises Inc. and StoneMor Partners L.P. The graph tracks the performance of a $100 investment in our Common Stock, in each index and in the peer group (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., The Russell MicroCap Index
And A Peer Group

	12/03	12/04	12/05	12/06	12/07	12/08

Carriage Services, Inc.	100.00	133.51	135.14	137.57	237.84	54.32
Russell MicroCap	100.00	114.14	117.07	136.44	125.52	75.59
Peer Group	100.00	134.16	138.98	174.17	239.99	88.09
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
PEER GROUP
Service Corporation International
Stewart Enterprises Inc.
StoneMor Partners L.P.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of Carriage Services, Inc. as of and for each of the years ended December 31, 2004, 2005, 2006, 2007 and 2008. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of changes in accounting methods discussed below.
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
     We changed our method of accounting for preneed selling costs, which are direct costs incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts, effective January 1, 2005. The change affects the comparability of the operating results in the following table. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the new accounting method, the commissions and other direct selling costs, which are current obligations and use operating cash flow, are expensed as incurred. Our results of operations for the four years ended December 31, 2008 are reported on the basis of our changed method, but 2004 is reported using the prior accounting method.
     Effective January 1, 2006, we adopted Statement Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“FAS No. 123R”), which requires, among other things, entities to recognize in the income statement the grant-date fair value of stock options and other stock-based awards over the service periods the awards are expected to vest. Pursuant to the provisions of FAS No. 123R, we applied the modified-prospective transition method. Under this method, the fair value provision of FAS No. 123R is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of FAS No. 123R, are recognized under the provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), after adjustments for estimated forfeiture. FAS No. 123R no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense is recognized for all stock-based awards based on grant-date fair value. Our results of operations for the three years ended December 31, 2008 are reported on the basis of our changed method, but the periods prior to 2006 are reported using the prior accounting method. See Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2008.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Consolidated Financial Information

	Year ended December 31,
	2004	2005	2006	2007	2008
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$108,102	$109,737	$113,198	$123,839	$134,246
Cemetery	36,115	37,555	36,159	43,017	42,682

Total revenues	144,217	147,292	149,357	166,856	176,928

Gross profit:
Funeral	28,387	28,694	30,508	36,170	37,170
Cemetery	8,578	6,525	3,943	9,355	5,873

Total gross profit	36,965	35,219	34,451	45,525	43,043
General and administrative expenses	10,113	12,383	12,023	16,015	18,112
Other charges (income)	495	(822)	—	—	—

Operating income	26,357	23,658	22,428	29,510	24,931
Interest expense	(16,896)	(18,591)	(18,508)	(18,344)	(18,331)
Litigation settlement	—	—	—	—	(3,300)
Additional interest and other costs of senior debt refinancing	—	(6,933)	—	—	—
Interest and other income (expense)	940	(73)	1,922	1,151	229

Income (loss) before income taxes	10,401	(1,939)	5,842	12,317	3,529
(Provision) benefit for income taxes	(80)	640	(2,239)	(4,959)	(1,725)

Net income (loss) from continuing operations	10,321	(1,299)	3,603	7,358	1,804
Income (loss) from discontinued operations	(1,087)	2,186	(5,019)	921	(1,546)
Cumulative effect of the change in accounting, net of taxes	—	(22,756)	—	—	—
Preferred Stock Dividend	—	—	—	—	10

Net income (loss)	$9,234	$(21,869)	$(1,416)	$8,279	$248

Earnings (loss) per share
Basic:
Continuing operations	$0.58	$(0.07)	$0.19	$0.39	$0.09
Discontinued operations	(0.06)	0.12	(0.28)	0.05	(0.08)
Cumulative effect of the change in accounting principle	—	(1.24)	—	—	—

Basic earnings (loss) per share	$0.52	$(1.19)	$(0.09)	$0.44	$0.01

Diluted:
Continuing operations	$0.57	$(0.07)	$0.19	$0.38	$0.09
Discontinued operations	(0.06)	0.12	(0.27)	0.05	(0.08)
Cumulative effect of the change in accounting principle	—	(1.24)	—	—	—

Diluted earnings (loss) per share	$0.51	$(1.19)	$(0.08)	$0.43	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	17,786	18,334	18,545	19,020	19,054

Diluted	18,260	18,334	18,912	19,507	19,362

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	135	133	131	139	136
Cemeteries at end of period	30	29	28	32	32
Funeral services performed	22,673	22,792	22,468	23,545	25,531
Preneed funeral contracts sold	4,936	4,877	4,998	5,075	4,916
Backlog of preneed funeral contracts	60,309	58,531	56,719	68,909	69,575
Average revenue per funeral contract	$4,890	$4,965	$5,120	$5,207	$5,154
Cremation rate	31.4%	33.1%	34.4%	35.8%	39.8%
Depreciation and amortization	$10,560	$9,053	$8,624	$9,488	$10,372

BALANCE SHEET DATA:
Total assets	$565,156	$570,640	$564,996	$610,807	$560,293
Working capital	4,933	26,915	35,755	11,647	9,100
Long-term debt, net of current maturities	102,714	134,572	133,841	132,994	132,345
Convertible junior subordinated debenture	93,750	93,750	93,750	93,750	93,750
Stockholders’ equity	$116,438	$96,374	$96,373	$106,900	$103,510

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise such as markers and outer burial containers. As of December 31, 2008, we operated 136 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our 2008 cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 9% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets in favor of the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices
     Acquisitions
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
     Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States excluding certain year end adjustments because of the interim nature of the consolidated financial statements. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
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
Goodwill
     The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. Goodwill is typically not associated with or recorded for the cemetery businesses. In accordance with FAS No. 142, “Goodwill and Other Tangible Assets”, we review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. Fair value is determined by discounting the estimated future cash flows of the businesses in each reporting unit at our weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of goodwill to fair value. A more complete discussion of the 2008 goodwill impairment testing is included later in Item 7 of this Form 10-K.

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
     In June 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company as of January 1, 2007. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The cumulative effect of adopting FIN 48 has been recorded as a reduction to the 2007 opening balance of Retained Earnings and an increase in noncurrent liabilities in the amount of $0.2 million which includes accrued interest and penalties totaling $0.1 million. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, performance unit, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment issued to employees over the period of vesting. The fair value of stock options and awards containing options is determined using the Black-Scholes valuation model. FAS No. 123 applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services.
Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, an allocation of unrealized gains and losses, income and gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Unrealized gains and losses and attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are allocated to Deferred revenues.
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus.
     Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period we may adjust goodwill, assets, or liabilities associated with the acquisition.
          Discontinued Operations
     In accordance with the Company’s strategic portfolio optimization model, non-strategic businesses are reviewed to determine whether the business should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect.
     Fair Value Measurements
     Effective January 1, 2008, we apply FAS 157 which defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted FAS No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 11.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 was effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of Statement No. 159 to any additional financial instruments; therefore, the adoption of Statement No. 159 effective January 1, 2008 has not affected our financial position or results of operations.
RECENT ACCOUNTING PRONOUNCMENTS AND ACCOUNTING CHANGES
     Business Combinations
     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. The Company is currently evaluating the impact, if any, that adoption of FAS No. 141R will have on its consolidated financial statements.
     Non-controlling Interests
          In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS 160 are effective for us on January 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care trusts’ corpus”.

SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2006	2007	2008
Total revenues	100.0%	100.0%	100.0%
Total gross profit	23.0	27.3	24.3
General and administrative expenses	8.0	9.6	10.2
Operating income	15.0	17.7	14.1
Interest expense	12.4	11.0	10.4
     The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2006	2007	2008
Funeral homes at beginning of period	133	131	139
Acquisitions	1	14	—
Divestitures, mergers or closures of existing funeral homes	3	6	3

Funeral homes at end of period	131	139	136

Cemeteries at beginning of period	29	28	32
Acquisitions	—	4	—
Divestitures	1	—	—

Cemeteries at end of period	28	32	32

     The following is a discussion of our results of operations for 2006, 2007, and 2008. The term “same-store” or “existing operations” refers to funeral homes and cemeteries owned and operated for the entirety of each period being compared. Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired.”
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
     The following is a discussion of our results of operations for the years ended December 31, 2007 and 2008.
     Net income from continuing operations for the year ended December 31, 2008 totaled $1.8 million, equal to $0.09 per diluted share as compared to $7.4 million for the year ended December 31, 2007, or $0.38 per diluted share. The variance between the two periods was primarily due to a decline in the results of our cemetery businesses, an increase in corporate costs and expenses and a litigation charge related to a tentative class action settlement. Our cemetery businesses suffered a $3.5 million decline in pre-tax operating profit, equal to $(0.09) per diluted share. Corporate costs and expenses increased $2.1 million from 2007 primarily due to increases in legal costs and severance expenses. The Company reserved $3.3 million in conjunction with the litigation charge, which is currently pending court approval of the settlement (Note 15). Offsetting a portion of these results was improvement in operating profit from funeral homes, particularly acquired funeral homes, of $1.2 million.
     Loss from discontinued operations for the year ended December 31, 2008 totaled $1.6 million, equal to ($0.08) per diluted share. Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a pre-tax loss of $2.4 million was recorded. Income from discontinued operations for the year ended December 31, 2007 totaled $0.9 million, equal to $0.05 per diluted share. During 2007, we sold four funeral home businesses for approximately $3.2 million and recognized pre-tax gains of $1.2 million.

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2007 compared to the year ended December 31, 2008.

	Year Ended
	December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$111,092	$113,034	$1,942	1.7%
Acquired	10,549	18,542	7,993	75.8%
Preneed insurance commissions revenue	2,198	2,670	472	21.5%

Revenues from continuing operations	$123,839	$134,246	$10,407	8.4%

Revenues from discontinued operations	$1,598	$476	$(1,122)	*

Total same-store operating profit	$42,582	$41,357	$(1,225)	(2.9)%
Acquired	3,852	5,705	1,853	48.1%
Preneed insurance	369	982	613	166.1%

Operating profit from continuing operations	$46,803	$48,044	$1,241	2.7%

Operating profit from discontinued operations	$267	$145	$(122)	*

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2008 increased $1.9 million, or 1.7%, when compared to the year ended December 31, 2007 as we experienced an increase of 1.0% in the average revenue per service for those existing operations and the number of services increased by 138, or 0.7%. The growth in contract volume was exclusively in cremation contracts. The increase in the average revenue per contract was the highest for burial customers at 2.6%. Performance was strongest in the Eastern Region, where the number of contracts increased 0.4% and the contract average increased 1.9%. The Western Region experienced an increase in the number of contracts equal to 3.1% while the contract average decreased 2.4%. The number of contracts in the Central Region declined 1.8% while the contract average increased 3.8%.
     Total same-store operating profit for the year ended December 31, 2008 decreased $1.2 million, or 2.9 % from 2007, and as a percentage of funeral same-store revenue, decreased from 38.3% to 36.6%. Higher salaries, wages and related benefit costs were the primary cause for the same-store operating profit decline. Regionally, pretax earnings decreased the most in the Western Region where those businesses suffered a decline of $0.8 million, or 7.2%, equal to $0.02 per diluted share. The Central and Eastern Regions each experienced a decline in pretax earnings of $0.1 million, or less than 1%.
     As previously discussed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Because of the timing of the acquisitions in 2007, the two funeral homes in Corpus Christi, Texas had the largest impact on acquired revenue and operating profit for 2007 and 2008. Of the acquired revenue in 2007 and 2008, those two funeral homes provided 43.3% and 29.1%, respectively and of the acquired operating profit, provided 52.3% and 46.6%, respectively. The Acquired businesses have a product mix that is 51.3% cremation services.
     Cremation services represented 39.8% of the number of funeral services during 2008, compared to 35.8% for 2007. The average revenue for all burial contracts increased 2.3% to $7,550, while the average revenue for cremation contracts decreased 1.4% to $2,710. We have addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 8.5% of the number of contracts, increased slightly to $1,971. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2007 compared to the year ended December 31, 2008:

	Year Ended
	December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$38,825	$36,449	$(2,376)	(6.1)%
Acquired	4,192	6,233	2,041	48.7%

Revenues from continuing operations	$43,017	$42,682	$(335)	(0.8)%

Revenues from discontinued operations	$—	$—	$—	*

Total same-store operating profit	$13,468	$9,567	$(3,901)	(29.0)%
Acquired	1,054	1,465	411	39.0%

Operating profit from continuing operations	$14,522	$11,032	$(3,490)	(24.0)%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the year ended December 31, 2008 decreased $2.4 million, or (6.1)% compared to the year ended December 31, 2007, the majority ($1.5 million) of which was due to lower revenues at our largest business, Rolling Hills Memorial Park, and secondarily to broadly lower performance in our other cemetery businesses within the Western Region. Same-store at-need revenues decreased $0.7 million, same-store revenue from preneed property sales decreased $0.9 million, preneed revenues from merchandise and service deliveries declined $0.1 million and same-store financial revenues declined $0.8 million. Our cemetery operations struggled against a backdrop of sales leadership changes in the second half of 2008, a weakening economy in which consumers deferred purchases of property on a preneed basis and the collapse of the financial markets.
     Cemetery same-store operating profit for the year ended December 31, 2008 decreased $3.9 million, or (29.0)%. As a percentage of revenues, cemetery same store operating profit decreased from 34.7% to 30.3%, primarily due to higher bad debts and increased salaries and wages. General economic weakness had a negative impact on collection efforts on outstanding contracts.
     Acquired revenue and gross profit represents the results of Seaside Memorial Park in Corpus Christi, Texas which was acquired in January 2007, Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007 and Cloverdale Park, Inc. which was acquired in June 2007. The increase in acquired revenue and operating profit was due to full year results in 2008 versus partial year results in 2007.
     Financial revenues (trust earnings and finance charges on installment contracts) decreased $0.9 million. Earnings from perpetual care trust funds are included in financial revenues and totaled $1.5 million for the year ended December 31, 2008 compared to $2.4 million for the year ended December 31, 2007. The year over year decline was largely due to market conditions and to the Company repositioning its trust portfolio in the fourth quarter to achieve higher earnings and cash flow in the future.
     Other. General and administrative expenses increased $1.9 million for the year ended December 31, 2008 primarily related to three areas: unusually high legal costs; higher employee matching contributions under our 401K program; and severance for the former Chief Financial Officer.
     Interest income and other, net for the year ended December 31, 2008 is primarily interest income on the short-term investments. Interest income declined during the year as a direct result of our investments maturing and cash was used to repurchase common stock.
     Income taxes. See Note 16 to the Consolidated Financial Statements for a discussion of the income taxes for 2008 and 2007.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
     The following is a discussion of our results of operations for the years ended December 31, 2006 and 2007. Amounts are not restated for discontinued operations occurring in 2008.

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
     Funeral same-store revenues for the year ended December 31, 2007 increased $1.3 million, or 1.2%, when compared to the year ended December 31, 2006 as we experienced an increase of 3.9% in the average revenue per service for those existing operations and the number of services declined by $0.5 million, or 2.6%. Performance was strongest in the Central Region, where the number of contracts increased 1.5% and the contract average increased 5.1%. The Western Region experienced a decrease in the number of contracts equal to 5.3% while the contract average increased 2.1%. The number of contracts in the Eastern Region declined 1.6% while the contract average increased 3.1%.
     Total same-store gross profit for the year ended December 31, 2007 increased $3.3 million, or 8.3% from 2006, and as a percentage of funeral same-store revenue, increased from 35.9% to 38.4%. The revenue increases were leveraged into pretax earnings growth across all three regions. Pretax earnings increased significantly in the Central Region at $4.5 million or 39.7%, equal to $0.14 per diluted share. Additionally, Western and Eastern Regions each increased pretax earnings $1.1 million, or 9.5% and 6.3%, respectively.
     As previously discussed, we completed seven acquisitions in 2007 involving twelve new funeral homes. Because of the timing of the acquisitions, the two funeral homes in Corpus Christi, Texas had the largest impact on acquired revenue and gross profit as they were acquired in January 2007. Of the acquired revenue and gross profit, those two funeral homes provided 2.7% and 1.0%.
     Cremation services represented 35.8% of the number of funeral services during 2007, compared to 34.4% for 2006. The average revenue for burial contracts increased 4.6% to $7,384, and the average revenue for cremation contracts increased 7.4% to $2,734. We addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 9.5% of the number of contracts, declined $0.3 million to $1,971. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2006 compared to the year ended December 31, 2007:

	Year Ended
	December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Total same-store revenue	$36,159	$38,825	$2,666	7.4%
Acquired	—	4,192	4,192	*

Revenues from continuing operations	$36,159	$43,017	$6,858	19.0%

Revenues from discontinued operations	$778	$—	$(778)	*

Total same-store gross profit	$9,438	$13,468	$4,030	42.7%
Acquired	—	1,054	1,054	*

Gross profit from continuing operations	$9,438	$14,522	$5,084	53.9%

Gross profit from discontinued operations	$117	$—	$(117)	*

*	not meaningful
     Cemetery same-store revenues for the year ended December 31, 2007 increased $2.7 million, or 7.4% compared to the year ended December 31, 2006, the majority ($2.4 million) of which was due to higher revenues at our largest business, Rolling Hills Memorial Park, and secondarily to broadly higher performance in our Central Region cemeteries. Same-store at need revenues increased from $13.1 million to $13.7 million. Same-store revenue from preneed property sales increased $2.0 million while revenues from merchandise and service deliveries declined $0.5 million.
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
     Financial revenues (trust earnings and finance charges on installment contracts) increased $0.8 million on the strength of higher trust earnings. Earnings from perpetual care trust funds are included in financial revenues and totaled $2.4 million for the year ended December 31, 2007 compared to $1.9 million for the year ended December 31, 2006. The year over year improvements were largely due to realized gains in equity investments which appreciated in line with the corresponding markets.
     Other. General and administrative expenses increased $4.0 million for the year ended December 31, 2007 primarily because we upgraded our consolidation platform systems, infrastructure and people. During 2007, we made significant improvements in numerous home office departments including Strategic Development, Legal, Human Resources and Training, all of which were under new leadership compared to prior years. We view any controllable overhead above our individual businesses as a support cost that needs to be value added to our field operating leadership, our employees and to our client families. Other increases related primarily to four areas: unusually high litigation costs in four cases; higher employee matching contributions under our 401K program; higher recruiting fees related to successful operating leadership searches; and incentive compensation based on performance. We paid out more incentive compensation during 2007 than at any time in our history and have converted 100% of our Managing Partner Incentive Compensation to Standards Achievement.
     Interest income and other, net for the year ended December 31, 2007 was primarily interest income on the short-term investments. Interest income declined during the year as a direct result of our investments maturing and cash was used for the acquisitions.
     Income taxes. See Note 16 to the Consolidated Financial Statements for a discussion of the income taxes for 2007 and 2006.

GOODWILL IMPAIRMENT TESTING
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. For the year 2008, our funeral segment reporting units consisted of our East, Central and West regions in the United States. We performed our annual impairment test of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) using information as of August 31, 2008.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry, which ranged from 6.5 to 9.6 times EBITDA. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for Carriage and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill (as defined in SFAS 142) is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess. Based on our impairment test performed using August 31, 2008 data, we concluded that there was no impairment of goodwill.
     In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results. The market capitalization of the Company consists of the common stock, senior notes and convertible trust preferred securities all of which declined in market value during the fourth quarter of 2008. The decline in market capitalization may have resulted from the decline in the Company’s operating profits compared to the prior year. We performed an additional impairment test based on December 31, 2008 information and concluded that there was no impairment of goodwill. Additionally, we researched the other public companies in our industry for evidence of goodwill impairment in their funeral reporting units and found that there were none. The decline in operating profits was due to the decline in operating profits from the cemetery segment which is much more sensitive to economic conditions because it is reliant on preneed sales which are impacted by consumer discretionary income. As previously discussed, goodwill is not recorded on cemeteries. The earnings and cash flow from the funeral segment was not negatively impacted by the economy in 2008 and is not cyclical in nature. The number of deaths in the United States is relatively stable year to year and is projected to increase with the aging of the baby boomers. The number of funeral services provided and the average price realized per service by Carriage increased year over year. If economic conditions worsen causing deterioration in our financial operating results, we may have another triggering event that could result in an impairment of our goodwill in 2009.
LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, we believe the adverse economic conditions in the U.S. will continue to effect our business and may impair our ability to access the capital markets, if needed. Carriage began 2008 with $3.4 million in cash and other liquid investments and ended the year with $5.0 million in cash and an undrawn $35 million line of credit. The elements of cash flow for 2008 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$3.4
Cash flow from operations	19.5
Cash flow from discontinued operations	0.2
Proceeds from sales of businesses	1.0
Cash used for maintenance capital expenditures	(6.0)
Cash used for growth capital expenditures — funeral homes	(3.5)
Cash used for growth capital expenditures — cemeteries	(3.4)
Other investing and financing activities	(6.2)

Cash at end of year	$5.0

     The outstanding principal of senior debt at December 31, 2008 totaled $137.7 million and consisted of $130.0 million in Senior Notes, described below, and $7.7 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at December 31, 2008.
     In January 2005, we issued $130 million of 7.875% unsecured Senior Notes at par. Interest is payable quarterly in January and July. The Senior Notes are due in 2015.
     The Company has a $35 million senior secured revolving credit facility that matures in April 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the credit facility bear interest at either prime or LIBOR options. At December 31, 2008, the LIBOR option was set at LIBOR plus 275 basis points. The facility is undrawn, except for the letters of credit referred to above, at December 31, 2008.
     A total of $93.8 million was outstanding at December 31, 2008 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, Carriage is prohibited from paying dividends on Common Stock or repurchasing Common Stock, subject to limited exceptions. The Company currently expects to continue paying the distributions as due.
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses, to repurchase Common Stock, acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 18 to the consolidated financial statements, we have an active share repurchase program for which the Board of Directors approved for the Company to purchase up to $5.0 million of its Common Stock. At December 31, 2008, approximately $4.2 million was still available to spend under the program. The Company also has the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement.
     We believe our cash on hand, cash flow from operations, and the available capacity under our credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve month. However, should the current economic crisis continue for a significant period of time or if the economic crisis worsens significantly, conditions may negatively affect our ability to refinance our long-term debt in future periods.
Balance Sheet Obligations
     The following table summarizes the future payments required for the debt on our balance sheet as of December 31, 2008. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2009	2010	2011	2012	2013	5 Years

Long-term debt	13	$133.0	$0.7	$0.4	$0.4	$0.4	$0.4	$130.7
Capital lease obligations, including interest	15	9.6	0.6	0.7	0.7	0.7	0.4	6.5
Convertible junior subordinated debenture (a)	14	93.8	—	—	—	—	—	93.8

Total contractual obligations		$236.5	$1.4	$1.1	$1.1	$1.1	$0.8	$231.0

(a)	Matures in 2029

Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2008. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2009	2010	2011	2012	2013	5 Years

Operating leases	15	$10.9	$2.3	$1.9	$1.6	$1.5	$1.0	$2.6
Interest payments on long-term debt	13	69.7	10.8	10.7	10.7	10.7	10.6	16.2
Noncompete agreements	15	2.9	0.9	0.7	0.5	0.4	0.3	0.1
Consulting agreements	15	0.8	0.4	0.1	0.1	0.1	0.1	—
Executive management compensation agreements	15	3.3	2.0	1.4	—	—	—	—

Total contractual cash obligations		$87.6	$16.4	$14.8	$12.9	$12.7	$12.0	$18.9

     The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided for by our operating activities, we may be required to access the capital markets or draw down on our credit facilities both of which may be more likely and more difficult to access due to the current economic crisis.
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
     We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2008, our outstanding debt is comprised of entirely fixed rate obligations.
     We do not currently have any floating rate long-term borrowings outstanding under our $35 million floating rate line of credit. If we borrow against the line of credit, any change in the floating rate would cause a change in interest expense.
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2008, these securities were typically trading at a price of approximately $78.625.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $51.6 million at December 31, 2008 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 7, 8 and 10 to our Consolidated Financial Statements for the estimated fair values of those securities. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.09% change in the value of the fixed income securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARRIAGE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 9, 2009

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,446	$5,007
Accounts receivable, net of allowance for bad debts of $1,142 in 2007 and $833 in 2008	16,421	14,637
Inventories and other current assets	13,686	15,144

Total current assets	33,553	34,788

Preneed cemetery trust investments	61,114	44,375
Preneed funeral trust investments	68,292	55,150
Preneed receivables, net of allowance for bad debts of $1,159 in 2007 and $847 in 2008	18,333	13,783
Receivables from preneed funeral trusts	15,012	12,694
Property, plant and equipment, net of accumulated depreciation of $53,304 in 2007 and $59,324 in 2008	125,608	126,164
Cemetery property	68,028	70,213
Goodwill	167,263	164,515
Deferred charges and other non-current assets	16,402	12,293
Cemetery perpetual care trust investments	37,202	26,318

Total assets	$610,807	$560,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$1,256	$815
Accounts payable and accrued	6,091	5,128
Accrued liabilities	14,559	20,732

Total current liabilities	21,906	26,675

Senior long-term debt, net of current portion	132,994	132,345
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,663	4,572
Deferred preneed cemetery revenue	50,610	49,527
Deferred preneed funeral revenue	34,277	24,111
Deferred preneed cemetery receipts held in trust	61,114	44,375
Deferred preneed funeral receipts held in trust	68,292	55,150

Total liabilities	467,606	430,505

Commitments and contingencies
Care trusts’ corpus	36,301	26,078
Redeemable Preferred Stock	—	200
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,216,000 and 17,835,000 issued and outstanding in 2007 and 2008, respectively	192	196
Additional paid-in capital	193,006	195,104
Accumulated deficit	(86,298)	(86,050)
Treasury stock, at cost; 1,731,000 shares at December 31, 2008	—	(5,740)

Total stockholders’ equity	106,900	103,510

Total liabilities and stockholders’ equity	$610,807	$560,293

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the years ended December 31,
	2006	2007	2008
Revenues:
Funeral	$113,198	$123,839	$134,246
Cemetery	36,159	43,017	42,682

	149,357	166,856	176,928

Field costs and expenses:
Funeral	72,544	77,036	86,202
Cemetery	26,721	28,495	31,650
Depreciation and amortization	8,338	8,103	8,757
Regional and unallocated funeral and cemetery costs	7,303	7,697	7,276

	114,906	121,331	133,885

Gross profit	34,451	45,525	43,043
Corporate costs and expenses:
General, administrative and other	10,591	14,629	16,496
Home office depreciation and amortization	1,432	1,386	1,616

	12,023	16,015	18,112

Operating income	22,428	29,510	24,931
Interest expense	(18,508)	(18,344)	(18,331)
Litigation settlement	—	—	(3,300)
Interest income and other, net	1,922	1,151	229

Total interest and other	(16,586)	(17,193)	(21,402)

Income from continuing operations before income taxes	5,842	12,317	3,529
Provision for income taxes	(2,239)	(4,959)	(1,725)

Net income from continuing operations	3,603	7,358	1,804
Income (loss) from discontinued operations, net of tax	(5,019)	921	(1,546)
Preferred stock dividend	—	—	10

Net income (loss)	$(1,416)	$8,279	$248

Basic earnings (loss) per common share:
Continuing operations	$0.19	$0.39	$0.09
Discontinued operations	(0.28)	0.05	(0.08)

Net income (loss)	$(0.09)	$0.44	$0.01

Diluted earnings (loss) per common share:
Continuing operations	$0.19	$0.38	$0.09
Discontinued operations	(0.27)	0.05	(0.08)

Net income (loss)	$(0.08)	$0.43	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	18,545	19,020	19,054

Diluted	18,912	19,507	19,362

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Additional	Accumulated	Treasury
	Shares	Common Stock	Paid-in Capital	Deficit	Stock	Total
Balance — December 31, 2005	18,458	$185	$189,110	$(92,921)	$—	$96,374
Net loss — 2006	—	—	—	(1,416)	—	(1,416)
Issuance of common stock	93	1	386	—	—	387
Exercise of stock options	87	1	319	—	—	320
Issuance of restricted common stock	35	—	—	—	—	—
Cancellation and retirement of restricted common stock	(65)	(1)	1	—	—	—
Amortization of restricted common stock	—	—	472	—	—	472
Stock-based compensation expense	—	—	236	—	—	236

Balance — December 31, 2006	18,608	186	190,524	(94,337)	—	96,373
Net Income-2007	—	—	—	8,279	—	8,279
Adoption of FIN 48	—	—	—	(240)	—	(240)
Issuance of common stock	119	1	601	—	—	602
Exercise of stock options	219	2	996	—	—	998
Issuance of restricted common stock	309	3	(3)	—	—	—
Cancellation and retirement of restricted common stock	(40)	—	34	—	—	34
Amortization of restricted common stock	—	—	723	—	—	723
Stock-based compensation expense	—	—	131	—	—	131

Balance — December 31, 2007	19,215	192	193,006	(86,298)	—	106,900
Net income — 2008				248	—	248
Issuance of common stock	133	1	661	—	—	662
Exercise of stock options	72	1	272	—	—	273
Issuance of restricted common stock	170	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(24)	—	(23)	—	—	(23)
Amortization of restricted common stock	—	—	996	—	—	996
Stock-based compensation expense	—	—	194	—	—	194
Treasury stock acquired	(1,731)	—	—	—	(5,740)	(5,740)

Balance — December 31, 2008	17,835	$196	$195,104	$(86,050)	$(5,740)	$103,510

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$(1,416)	$8,279	$248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	5,019	(921)	1,546
Depreciation and amortization	8,624	9,488	10,372
Amortization of deferred financing costs	714	714	725
Provision for losses on accounts receivable	3,805	3,392	4,034
Gain on sale or disposition of assets	(513)	(59)	—
Stock-based compensation expense	784	1,141	1,548
Deferred income taxes	2,239	4,850	1,648
Other	123	(63)	(90)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions
Accounts and preneed receivables	(2,294)	(4,450)	2,319
Inventories and other current assets	388	(3)	857
Deferred charges and other	12	(15)	60
Preneed funeral and cemetery trust investments	(13,888)	761	(4,260)
Accounts payable and accrued liabilities	680	(3,519)	4,491
Deferred preneed funeral and cemetery revenue	10,094	(5,635)	(11,239)
Deferred preneed funeral and cemetery receipts held in trust	2,525	5,318	7,238
Net cash provided by operating activities of discontinued operations	1,287	293	155

Net cash provided by operating activities	18,183	19,571	19,652
Cash flows of investing activities:
Acquisitions	(1,072)	(48,604)	—
Net proceeds from sales of assets	670	—	—
Purchase of corporate investments	(50,927)	—	—
Maturities of corporate investments	52,533	15,303	—
Sales proceeds (deposited into) withdrawn from restricted accounts	(2,888)	2,888	—
Capital expenditures	(6,386)	(11,648)	(12,876)
Net cash provided by investing activities of discontinued operations	6,333	3,239	1,029

Net cash used in investing activities	(1,737)	(38,822)	(11,847)
Cash flows of financing activities:
Payments on senior long-term debt and obligations under capital leases	(2,111)	(1,396)	(1,182)
Proceeds from the exercise of stock options and employee stock purchase plan	567	970	611
Tax benefit from stock-based compensation	63	377	77
Dividend on redeemable preferred stock	—	—	(10)
Purchase of treasury stock	—	—	(5,740)
Net cash used in financing activities of discontinued operations	(94)	(74)	—

Net cash used in financing activities	(1,575)	(123)	(6,244)

Net increase (decrease) in cash and cash equivalents	14,871	(19,374)	1,561
Cash and cash equivalents at beginning of year	7,949	22,820	3,446

Cash and cash equivalents at end of year	$22,820	$3,446	$5,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of December 31, 2008, the Company owned and operated 136 funeral homes in 25 states and 32 cemeteries in 11 states.
     Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
     Trade accounts receivable consists of approximately $10.8 million and $9.2 million of funeral receivables and approximately $5.6 million and $5.4 million of current preneed cemetery receivables at December 31, 2007 and 2008, respectively. Non-current preneed receivables at December 31, 2007 and 2008, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consist of approximately $5.0 million and $1.0 million of funeral receivables and $13.3 million and $12.8 million of cemetery receivables at December 31, 2007 and 2008, respectively.
     Preneed Contracts
     Interment rights, merchandise and services are also sold on a preneed basis and in many instances the customer pays the contract over a period of time. Cash proceeds from preneed sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts may generally be withdrawn at maturity (death) or cancellation. The trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are primarily included in the non-current asset section of the balance sheet. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company (Note 9).
     In the opinion of management, the proceeds from the trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.
     Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, an allocation of unrealized gains and losses, income and gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Unrealized gains and losses and attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are allocated to Deferred revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     Although FIN 46R requires consolidation of preneed and perpetual care trusts, it did not change the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed receipts held in trust and Care trusts’ corpus.
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
     Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Capitalized interest totaled approximately $59,000 and $56,000 in 2007 and 2008, respectively. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7
Property, plant and equipment was comprised of the following at December 31, 2007 and 2008:

	December 31,	December 31,
	2007	2008
	(in thousands)

Land	$32,476	$34,708
Buildings and improvements	100,980	103,348
Furniture, equipment and automobiles	45,456	47,432

	178,912	185,488
Less: accumulated depreciation	(53,304)	(59,324)

	$125,608	$126,164

     During 2006, 2007 and 2008, the Company recorded $6,897,000, $6,982,000 and $7,810,000 respectively, for depreciation expense against income from continuing operations.
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
     Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, in accordance with FAS No. 109, “Accounting for Income Taxes”, (Note 16). The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) at January 1, 2007 as further discussed in Note 3 to the consolidated financial statements.
     Stock Compensation Plans
     The Company has stock-based employee compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“FAS No. 123R”). The Company adopted FAS No. 123R in the first quarter of 2006, using the modified prospective application method. FAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
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
     See Note 17 to the consolidated financial statements for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Fair Value of Financial Instruments
     Carriage believes that the carrying value approximates fair value for cash and cash equivalents and trade receivables and payables. Additionally, our floating rate credit facility, when drawn, approximates its fair value. Management estimates that the fair value of senior long-term debt at December 31, 2008 was approximately $102.2 million, based on available market quotes. Management estimates that the fair value of the Convertible junior subordinated debentures at December 31, 2008 was approximately $51.6 million, based on available broker quotes of the corresponding convertible preferred securities of Carriage Services Capital Trust.
     Discontinued Operations
     In accordance with the Company’s strategic portfolio optimization model, non-strategic businesses are reviewed to determine whether the business should be sold and proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified on the balance sheet as held for sale and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect.

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
     Impairment of Investments
     In March 2004, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary. EITF 03-1 is effective for reporting periods ending after June 15, 2004 except for the measurement and recognition provisions relating to debt and equity securities which had been deferred. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. We adopted the disclosure provisions during the period ended June 30, 2004. The guidance for measurement and recognition provisions has subsequently been replaced by SFAS No. 115-1 and SFAS No. 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which is effective for reporting periods beginning after December 15, 2005. The Company adopted the requirements beginning January 1, 2006 which had no effect on the Consolidated Financial Statements, result of operations or liquidity of the Company.

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
     FASB Staff Position No. FAS 157-2 (FSP 157-2), issued in February 2008, delayed the effective date of FAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted FAS No. 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 11.
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
     Non-controlling Interests
     In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The provisions of SFAS 160 are effective for us on January 1, 2009. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care Trusts’ Corpus”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. ACCOUNTING FOR INCOME TAX UNCERTAINTIES
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
4. ACQUISITIONS
     The Company’s growth strategy includes the execution of the Strategic Portfolio Optimization Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. The Company assesses acquisition candidates using six strategic ranking criteria and to differentiate the pricing the Company is willing to pay. Those criteria are:
•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry
     During 2007, the Company completed seven acquisitions. The consideration paid for those businesses was cash. The Company has not incurred any debt to buy these businesses. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired business are included in the Company’s results from the date of acquisition. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results. There were no acquisitions during 2008. Selected information on the 2007 acquisitions follows:

			Assets
			Acquired
			(Excluding	Goodwill	Liabilities
Acquisition Date	Type of Business	Market	Goodwill)	Recorded	Assumed
January 2007	Combination and Funeral Home	Corpus Christi, TX	$27.7	$4.1	$25.4
April 2007	Combination	Los Angeles, CA	$13.0	—	$4.8
June 2007	Combination and Cemetery	Boise, ID	$8.7	$6.1	$4.9
June 2007	Funeral Home	Santa Fe, NM	$0.9	—	—
August 2007	Five Funeral Homes	Springfield, MA	$5.1	$0.3	$1.7
November 2007	Four Funeral Homes	Los Angeles, CA	$6.4	$4.0	$0.2
November 2007	Funeral Home	Methuen, MA	$5.5	$4.0	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. ACQUISITIONS (continued)
     The effect of the acquisitions on the consolidated balance sheet at December 31, 2007 was as follows (in thousands):

Current assets	$2,047
Property, plant & equipment	33,203
Goodwill	18,557
Preneed assets	32,643
Deferred charges	1,635
Current Liabilities	(6,958)
Debt	(1,069)
Deferred preneed revenues	(11,128)
Non-controlling interest in trusts	(24,715)

Cash used for acquisition	$44,215
Unassumed liabilities	3,573
Debt paid at acquisition	816

$48,604

5. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a loss of $2.4 million was recorded.
     In 2007, the Company sold four funeral home businesses for approximately $3.2 million and recognized a gain of $1.2 million.
     During 2006, the Company sold a funeral home business and a combination funeral home and cemetery business for approximately $6.5 million and ceased operations at a funeral home business and recognized $0.2 million of net losses.
     During 2006, the Company recorded impairment charges of $8.4 million, a substantial portion of which related to specifically identified goodwill, on the businesses sold in 2006 and one business sold in 2007.
     No businesses were held for sale at December 31, 2007 and 2008.
     The operating results of businesses discontinued during the periods presented, as well as gains or losses on the disposal, are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	For the years ended December 31,
	2006	2007	2008
Revenues	$5,437	$1,598	$476
Operating income	$1,030	$267	$145
Gain (losses) on sale and (impairments)	(8,614)	1,214	(2,381)
(Provision) benefit for income taxes	2,565	(560)	690

Income (loss) from discontinued operations	$(5,019)	$921	$(1,546)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The following table presents changes in goodwill for the year ended December 31, 2007 and 2008 (in thousands):

	December 31,	December 31,
	2007	2008
Goodwill at beginning of year	$148,845	$167,263
Divestitures	(114)	(2,773)
Acquisitions	18,532	—
Changes in previous estimates	—	25

Goodwill at end of year	$167,263	$164,515

7. PRENEED TRUST INVESTMENTS
     Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at December 31, 2008 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and short-term investments	$3,815	$—	$—	$3,815
Fixed income securities:
Corporate	11,495	321	(496)	11,320
Other	4	—	—	4
Common Stock	24,731	770	(5,309)	20,192
Mutual funds:
Equity	14,754	—	(5,934)	8,820

Trust investments	$54,799	$1,091	$(11,739)	$44,151

Accrued investment income	$224			$224

Trust assets				$44,375

Market value as a percentage of cost				81.0%

The estimated maturities of the fixed income securities included above are as follows:

Due in one year or less	$—
Due in one to five years	4,254
Due in five to ten years	2,196
Thereafter	4,874

$11,324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED TRUST INVESTMENTS (continued)
     The cost and market values associated with preneed cemetery trust assets at December 31, 2007 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and short-term investments	$5,001	$—	$—	$5,001
Fixed income securities:
U.S. Agency obligations	18,645	412	(2)	19,055
State obligations	351	13	—	364
Corporate	1,950	36	(10)	1,976
Other	5	—	—	5
Common Stock	12,881	1,343	(883)	13,341
Mutual funds:
Equity	14,155	1,349	(211)	15,293
Fixed income	5,887	100	(230)	5,757

Trust investments	$58,875	$3,253	$(1,336)	$60,792

Accrued investment income	$322			$322

Trust assets				$61,114

Market value as a percentage of cost				103.8%

     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided.
     The cost and market values associated with preneed funeral trust assets at December 31, 2008 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash, money market and other short-term investments	$11,359	$—	$—	$11,359
Fixed income securities:
U.S. Treasury	6,092	405	—	6,497
Corporate	11,204	305	(359)	11,150
Mortgage Backed Securities	1,323	70	—	1,393
Common Stock	15,303	872	(2,321)	13,854
Mutual funds:
Equity	14,718	18	(5,899)	8,837
Fixed income	2,863	—	(803)	2,060

Trust investments	$62,862	$1,670	$(9,382)	$55,150

Market value as a percentage of cost				87.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED TRUST INVESTMENTS (continued)
     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,998
Due in one to five years	11,177
Due in five to ten years	1,346
Thereafter	4,519

$19,040

     The cost and market values associated with preneed funeral trust assets at December 31, 2007 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market

Cash, money market and other short-term investments	$35,665	$—	$—	$35,665
Fixed income securities:
U.S. Treasury	7,330	212	—	7,542
State obligations	1,581	46	—	1,627
Corporate	1,790	29	(9)	1,810
Obligations and guarantees of U.S. government agencies	1,583	36	(1)	1,618
Common Stock	4,239	624	(73)	4,790
Mutual funds:
Equity	11,192	1,333	(82)	12,443
Fixed income	2,823	27	(53)	2,797

Trust investments	$66,203	$2,307	$(218)	$68,292

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
     Trust Investment Security Transactions
     Cemetery and funeral preneed trust investment security transactions recorded in interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2008 are as follows (in thousands):

	December 31,	December 31,
	2007	2008
Investment income	$4,615	$5,326
Realized gains	4,129	963
Realized losses	(410)	(9,955)
Expenses and taxes	(1,191)	(1,863)
Increase in deferred preneed funeral and cemetery receipts held in trust	(7,143)	5,529

	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	December 31,
	2007	2008
Amount due from preneed funeral trust funds	$16,717	$14,138
Less: allowance for contract cancellation	(1,705)	(1,444)

	$15,012	$12,694

     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2008 and 2007. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2008:
Cash and cash equivalents	$2,501	$2,501
Fixed income investments	9,031	9,014
Mutual funds and common stocks	68	68
Annuities	2,538	2,046

Total	$14,138	$13,629

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2007:
Cash and cash equivalents	$2,916	$2,916
Fixed income investments	10,576	10,341
Mutual funds and common stocks	100	100
Annuities	3,125	3,298

Total	$16,717	$16,655

9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $191.7 and $195.0 million at December 31, 2007 and 2008, respectively and are not included in the Company’s balance sheet.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2008 are detailed below (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$1,333	$—	$—	$1,333
Fixed income securities:
Corporate	5,280	166	(147)	5,299
Common Stock	17,038	404	(4,751)	12,691
Mutual funds:
Equity	8,634	—	(4,226)	4,408
Fixed income	3,823	—	(1,327)	2,496

Trust investments	$36,108	$570	$(10,451)	$26,227

Accrued investment income	$91			$91

Trust assets				$26,318

Market value as a percentage of cost				72.9%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,569
Due in five to ten years	1,276
Thereafter	1,454

$5,299

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
     Cemetery Care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of cemetery Care trusts’ corpus as of December 31, 2007 and 2008 are as follows (in thousands):

	December 31,	December 31,
	2007	2008

Trust assets, at market value	$37,202	$26,318
Pending withdrawals of income	(901)	(240)

Care trusts’ corpus	$36,301	$26,078

     Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in interest income in the Consolidated Statements of Operations for the year ended December 31, 2007 and 2008 are as follows (in thousands):

	December 31,	December 31,
	2007	2008
Undistributable realized gains	$1,734	$380
Undistributable realized losses	(62)	(726)
Increase (decrease) in Care trusts’ corpus	(1,672)	346

	$—	$—

11. FAIR VALUE MEASUREMENTS
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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of FAS 157. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the consolidated balance sheets as having met such criteria. FAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include Common Stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate, U.S. agency and state obligation fixed income securities, and certain mutual funds; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As December 31, 2008, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. FAIR VALUE MEASUREMENTS (continued)
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
     The table below presents information about our assets measured at fair value (in thousands) on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of December 31, 2008. These assets have previously been measured at fair value in accordance with existing generally accepted accounting principles, and our accounting for these assets and liabilities was not impacted by our adoption of Statement No. 159. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of December 31, 2008, The Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Fixed income securities	$7,890	$27,773	$—	$35,663
Common stock	46,737	—	—	46,737
Mutual funds and other	22,065	4,556	—	26,621
12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2007 and 2008 were as follows:

	December 31,	December 31,
	2007	2008
	(in thousands)
Prepaid agreements not to compete, net of accumulated amortization of $4,259 and $4,476, respectively	$1,039	$762
Deferred loan costs, net of accumulated amortization of $1,663 and $1,719, respectively	3,433	2,935
Deferred income tax asset	7,133	4,246
Other	4,797	4,350

	$16,402	$12,293

     Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
13. SENIOR LONG-TERM DEBT
     Senior Long-Term Debt
     The Company’s senior long-term debt consisted of the following at December 31, 2007 and 2008:

	December 31,	December 31,
	2007	2008
	(in thousands)
$35 million Credit Facility, secured, floating rate, due April 2010	$—	$—
7.875% Senior Notes due 2015	130,000	130,000
Acquisition debt	1,421	628
Other	2,768	2,445
Less: current portion	(1,195)	(728)

	$132,994	$132,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. SENIOR LONG-TERM DEBT (continued)
     The Company has outstanding a principal amount of $130 million of 7.875% unsecured Senior Notes, due in 2015, interest is payable semi-annually. The Company also has a $35 million senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable quarterly. The credit facility matures in 2010 and is currently undrawn except for $0.4 million in letters of credit that were issued and outstanding under the credit facility at December 31, 2008.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds our debentures issued in connection with the Company’s TIDES) have fully and unconditionally guaranteed the Company’s obligations under the 7.875% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7.875% Senior Notes.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2007 and 2008.
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2008 are approximately $739,000, $396,000, $418,000, $422,000, and $362,000 respectively and $130,741,000 thereafter.

14.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7 percent annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7 percent. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its Common Stock or repurchasing its Common Stock, with limited exceptions. The Company deferred the distributions during the period September 2003 to January 2005. The Company brought the deferred distributions current during January 2005. There are no deferred distributions at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. COMMITMENTS AND CONTINGENCIES
     Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,735,000, $3,704,000 and $3,835,000 for 2006, 2007 and 2008, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,323,000 in 2007 and $1,269,000 in 2008, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2008, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease
	Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31,
2009	$2,364	$646
2010	1,917	658
2011	1,607	658
2012	1,534	674
2013	984	456
Thereafter	2,555	6,534

Total future minimum lease payments	$10,961	$9,626

Less: amount representing interest (rates ranging from 7% to 11.5%)		(4,976)
Less: current portion of obligations under capital leases		(78)

Long-term obligations under capital leases		$4,572

     Agreements and Employee Benefits
     Carriage has obtained various agreements not to compete from former owners and employees. These agreements are generally for one to 10 years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $853,000, $716,000, $526,000, $427,000 and $274,000, respectively and $150,000 thereafter.
     The Company has entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $444,000, $149,000, $67,000, $49,000 and $48,000, respectively and $50,000 thereafter.
     The Company has entered into employment agreements with the executive officers and certain management personnel. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. The minimum payments due under these agreements total $2,035,000 and $1,375,000 for 2009 and 2010, respectively.
     Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $217,000, $650,000 and $972,000 for 2006, 2007 and 2008, respectively. The Company does not offer any post-retirement or post-employment benefits.
     Other Commitments
     In 2005, the Company entered into an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. The Company and the contractor may terminate the contract for various reasons upon written notification. Payments vary based on the level of resources provided. The Company paid $2.2 million, $1.7 million and $1.7 million to the contractor for services in 2006, 2007 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. COMMITMENTS AND CONTINGENCIES (continued)
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
     Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587— On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage: failed to compensate employees properly for time spent on community work, on-call time, pre-needs appointments, and training; failed to provide required meal and rest breaks under California state law; and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’ motion for conditional certification under the FLSA. The parties then effectuated notice of the lawsuit to all potential class members pursuant to the Court’s order. The opt-in period expired on August 5, 2008, by which time 441 people had filed consent forms to join the action. The parties have reached a tentative settlement in this matter. As a result of the settlement, the Company recorded a $3.5 million charge, including related legal fees of $0.2 million, in the fourth quarter of 2008.
     Means v. Carriage Cemetery Services, Inc., et al., Indiana Superior Court, Marion County, Indiana, Case No. 49D12-0704-PL-016504. On April 20, 2007, Plaintiff Cecilia Means (“Plaintiff”) filed a putative class action alleging that one or more of the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—and one or more of the bank trustees who served as trustee of Grandview Cemetery’s Pre-Arrangement Trust Fund (the “Grandview Trust Fund”), improperly withdrew funds from the Grandview Trust Fund. Carriage denied all material allegations because the subject withdrawals occurred in a period other than during Carriage’s ownership, and filed a motion for summary judgment with respect to Plaintiff’s claims against it. Plaintiff, in turn, filed a motion to certify a class. On October 2, 2008, Plaintiff and Carriage entered into a settlement agreement, under which Carriage has agreed to provide, among other things, pre-paid burial goods to class members at their time of need. As of December 31, 2008, we have recorded an accrual of approximately $1.7 million for these purchases under the settlement and other settlement costs. Final approval of the settlement was ordered by the Court on January 23, 2009 after notice to potential class members.
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs (“Plaintiffs”) filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. Currently, the litigation is in the discovery stage, and Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
15. COMMITMENTS AND CONTINGENCIES (continued)
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
16. INCOME TAXES
     The provision (benefit) for income taxes from continuing operations for the year ended December 31, 2006, 2007 and 2008 consisted of:

	Year Ended December 31,
	2006	2007	2008
		(in thousands)
Current:
U. S. Federal	$221	$(7)	$166
State	477	430	145

Total current provision	698	423	311
Deferred:
U. S. Federal	1,918	4,323	1,187
State	(377)	213	227

Total deferred provision	1,541	4,536	1,414

Total income tax provision	$2,239	$4,959	$1,725

     A reconciliation of taxes from continuing operations calculated at the U.S. Federal statutory rate to those reflected in the consolidated statements of operations for the year ended December 31, 2006, 2007 and 2008 is as follows:

	Year Ended December 31,
	2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$1,997	34.0%	$4,193	34.0%	$1,200	34.0%
Effect of state income taxes, net of Federal benefit	450	7.7	934	7.6	302	8.6
Effect of non-deductible expenses and other, net	101	1.6	(109)	(0.9)	233	6.6
Change in valuation allowance	(309)	(5.0)	(59)	(0.5)	(10)	(0.3)

	$2,239	38.3%	$4,959	40.2%	$1,725	48.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
     16. INCOME TAXES (continued)
     The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2007 and 2008 were as follows:

	Year Ended December 31,
	2007	2008
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$5,635	$7,852
Minimum tax credit carryforwards	144	310
State tax credit carryforwards	109	105
Accrued liabilities and other	1,721	4,009
Amortization of non-compete agreements	1,302	1,219
Preneed liabilities, net	24,700	22,871

Total deferred income tax assets	33,611	36,366
Less valuation allowance	(1,955)	(1,962)

Total deferred income tax assets	$31,656	$34,404

Deferred income tax liabilities:
Amortization and depreciation	$(20,237)	$(22,208)
Other	(314)	(1,773)

Total deferred income tax liabilities	(20,551)	(23,981)

Total net deferred tax assets	$11,105	$10,423

Current deferred tax asset	$3,972	$6,177
Non-current deferred tax asset	7,133	4,246

Total net deferred tax assets	$11,105	$10,423

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2007 and 2008. The non-current deferred tax asset is included in deferred charges and other non-current assets at December 31, 2007 and 2008.
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company made an immaterial increase in its valuation allowance during 2008.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $8.6 million available at December 31, 2008 to offset future Federal taxable income, which expire between 2021 and 2028 if not utilized. Carriage also has approximately $62.8 million of state net operating loss carryforwards that will expire between 2009 and 2028, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2008 is attributable to the deferred tax asset related to the state operating losses.
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.3 million as of December 31, 2008, resulting from deductions totaling $16.7 million on Federal returns and $15.4 million on various state returns. The effect of applying FIN 48 for the year ended December 31, 2008 was not material to operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. INCOME TAXES (continued)

December 31,
2008
Unrecognized tax benefit at beginning of year	$6,017
Additions based on tax positions related to the current year	583
Reductions for tax positions of prior years	(249)
Reductions as a result of a lapse of the applicable statute of limitations	(24)

Unrecognized tax benefit at end of year	$6,327

     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2008. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     The Company’s Federal income tax returns for 2001 through 2008 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2008.
17. STOCKHOLDERS’ EQUITY
     Stock Based Compensation Plans
     During the three year period ended December 31, 2008 Carriage had five stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”), the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”). Substantially all of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan, the Director’s Plan and the Consultants Plan were terminated during 2006. The expiration and termination of these plans does not affect the options previously issued and outstanding.
     All stock-based plans are administered by the Compensation Committee appointed by the Board of Directors. The 2006 Plan provided for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Plan to be issued with an exercise price equal to or greater than the then fair market value of Carriage’s Common Stock as determined by the closing price on the date of the option grant. Because of changes in the Company’s compensation philosophy, options have not been awarded to officers since 2003 and all outstanding options are currently vested.
     The status of each of the plans at December 31, 2008 is as follows (in thousands):

	Shares	Shares	Options
	Reserved	Available to Issue	Outstanding
1995 Plan	—	—	175
1996 Plan	—	—	527
Directors’ Plan	—	—	205
2006 Plan	1,350	803	—

Total	1,350	803	907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. STOCKHOLDERS’ EQUITY (continued)
      Stock Options
     A summary of the stock options at December 31, 2006, 2007 and 2008 and changes during the three years ended is presented in the table and narrative below:

	Year ended December 31,
	2006		2007		2008
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	(000)	Ex Price	(000)	Ex Price	(000)	Ex Price
Outstanding at beginning of period	1,365	$3.39	1,243	$3.32	996	$3.12
Granted	24	4.81	—	—	—	—
Exercised	(87)	3.01	(218)	2.83	(72)	2.73
Canceled or expired	(59)	6.06	(29)	7.45	(17)	15.54

Outstanding at end of year	1,243	3.32	996	3.12	907	2.97

Exercisable at end of year	1,202	3.28	989	3.11	907	2.97

Weighted average fair value of options granted		$2.44		$—		$—

Assumptions used in determining option fair values:
Expected dividend yield		0%
Expected volatility		58%
Risk-free interest rate		4.25%
Expected life (years)		5
     The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2008 totaled $255,000 and $255,000 respectively.
     The total intrinsic value of options exercised during 2006, 2007 and 2008 totaled $155,000, $1,157,000 and $233,000 respectively. As of December 31, 2008, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, the Company recorded compensation expense totaling $117,000, $36,000 and $4,000 in 2006, 2007 and 2008, respectively, related to the vesting of stock options.
     The following table further describes the Company’s outstanding stock options at December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual
Range of	Number	Weighted-Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/08	Contractual Life	Exercise Price	at 12/31/08	Exercise Price
$1.19-1.56	517	2.0	$1.52	517	$1.52
$2.06-3.09	85	1.5	$2.89	85	$2.89
$3.12-4.66	72	4.2	$4.15	72	$4.15
$4.77-6.19	212	3.7	$5.09	212	$5.09
$13.25-19.88	21	0.2	$13.34	21	$13.34

$1.19-19.88	907	2.5	$2.97	907	$2.97
      Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. During 2006, employees purchased a total of 74,536 shares at a weighted average price of $4.03 per share. In 2007, employees purchased a total of 79,120 shares at a weighted average price of $4.71 per share. In 2008, employees purchased a total of 107,803 shares at a weighted average price of $3.52 per share. Pursuant to the Company’s adoption of FAS 123R on January 1, 2006, compensation cost totaling approximately $119,000, $95,000 and $189,000 was expensed in 2006, 2007 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. STOCKHOLDERS’ EQUITY (continued)
     The fair values of the grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following assumptions:

	2006	2007	2008
Expected dividend yield	0%	0%	0%
Expected volatility	58%	24%	39%
Risk-free interest rate	4.25%	4.94%, 4.91%, 4.96%, 5.00%	3.26%, 3.32%, 3.25%, 3.17%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1
     The expected life of the ESPP grants represents the calendar quarters from the grant date (January 1) to the purchase date (end of each quarter).
Restricted Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers and key employees of the Company from the stock benefit plans. A summary of the status of unvested restricted stock awards as of December 31, 2008, and changes during 2008, is presented below:

		Weighted Average
	Shares	Grant Date
Unvested stock awards	(in thousands)	Fair Value
Unvested at January 1, 2008	417	$6.65
Awards	170	7.20
Cancellations	(36)	6.10
Vestings	(147)	6.17

Unvested at December 31, 2008	404	7.11

     The Company recognized $0.5, $0.7 and $1.0 million in compensation cost in 2006, 2007 and 2008, respectively, related to the vesting of restricted stock awards. As of December 31, 2008, there was $2.2 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.
Director Compensation Plans
     The Company has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s Common Stock for all or a portion of their annual retainer and meeting fees. During the three years 2006 through 2008, the Company issued shares of Common Stock to directors totaling 15,736, 15,888 and 27,312 respectively, in lieu of payment in cash for their meeting fees, the market value of which was charged to operations. New directors receive an award of shares of Common Stock having a value of $100,000 at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. Additionally, the non-executive officer directors received a grant of 6,000 fully vested stock options each on the date of the annual stockholders meeting during 2006. At the 2007 and 2008 annual stockholders meeting, each of the non-executive directors were granted 3,000 fully vested restricted shares from the 2006 Plan. Pursuant to the Company’s adoption of FAS 123R at the beginning of 2006, the value of the 2006, 2007 and 2008 share-based compensation totaling $140,000, $280,000 and $223,000, respectively, was charged to operations.
18. SHARE REPURCHASE PROGRAM
     During June 2008 and again in November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to $5 million of the Company’s Common Stock for each of the two programs. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. The program approved in June was completed in October 2008. During 2008, the Company repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,000 and an average cost per share of $3.29. The repurchased shares are held as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. PREFERRED STOCK
     The Company has 40,000,000 authorized shares of preferred stock. During the second quarter of 2008, the Company issued 20,000 shares of a newly designated series of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior to February 22, 2013 into the Company’s Common Stock on a one-for-one basis. If not converted into the Company’s Common Stock, the preferred stock is subject to mandatory redemption on February 22, 2013. Dividends accrue on a cumulative basis at the rate of 7% per year, payable quarterly.
20. RELATED PARTY TRANSACTIONS
     The Company engaged law firms in which one of their partners is the spouse of the Company’s Senior Vice President and General Counsel. The firms were used for various legal matters during the period. During the twelve months ended December 31, 2007 and 2008, the Company paid the law firm $498,000 and $811,000, respectively.
21. EARNINGS PER SHARE
     The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2006, 2007 and 2008:

	Year ended December 31,
	2006	2007	2008
	(in thousands, except per share data)
Numerator:
Net income from continuing operations	$3,603	$7,358	$1,794
Net income (loss) from discontinued operations	(5,019)	921	(1,546)

Numerator for earnings per share — net income (loss)	$(1,416)	$8,279	$248

Denominator:
Denominator for basic earnings per share — weighted average shares	18,545	19,020	19,054
Dilutive effect of stock options	367	487	308

Denominator for diluted earnings per share	18,912	19,507	19,362

Basic earnings (loss) per share:
Continuing operations	$0.19	$0.39	$0.09
Discontinued operations	(0.28)	0.05	(0.08)

Net income (loss)	$(0.09)	$0.44	$0.01

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.38	$0.09
Discontinued operations	(0.27)	0.05	(0.08)

Net income (loss)	$(0.08)	$0.43	$0.01

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
     Options to purchase $0.4 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2008	$134,246	$42,682	$—	$176,928
2007	123,839	43,017	—	166,856
2006	113,198	36,159	—	149,357
Net income (loss) from continuing operations:
2008	$22,524	$3,439	$(24,159)	$1,804
2007	22,590	5,920	(21,152)	7,358
2006	18,700	2,540	(17,637)	3,603
Total assets:
2008	$347,906	$181,408	$30,979	$560,293
2007	371,921	206,840	32,046	610,807
2006	309,140	181,225	74,631	564,996
Depreciation and amortization:
2008	$6,136	$2,620	$1,616	$10,372
2007	5,377	2,725	1,386	9,488
2006	4,902	2,290	1,432	8,624
Capital expenditures:
2008	$7,016	$5,132	$728	$12,876
2007	7,058	2,399	2,191	11,648
2006	2,768	2,154	1,464	6,386
Number of operating locations at year end:
2008	136	32	—	168
2007	139	32	—	171
2006	131	28	—	159
Interest expense
2008	$418	$104	$17,809	$18,331
2007	551	119	17,674	18,344
2006	555	148	17,805	18,508
Income tax expense (benefit) from continuing operations:
2008	$14,239	$2,330	$(14,844)	$1,725
2007	13,026	3,312	(11,379)	4,959
2006	10,435	1,307	(9,503)	2,239

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	For the year ended
	2006	2007	2008
Revenues:
Goods:
Funeral	$48,662	$51,806	$54,695
Cemetery	24,384	29,153	29,445

Total goods	$73,046	$80,959	$84,140

Services:
Funeral	$64,537	$72,033	$79,551
Cemetery	11,774	13,864	13,237

Total services	$76,311	$85,897	$92,788

Total revenues	$149,357	$166,856	$176,928

Cost of revenues:
Goods:
Funeral	$40,982	$42,561	$46,159
Cemetery	19,302	20,512	23,106

Total goods	$60,284	$63,073	$69,265

Services:
Funeral	$31,562	$34,475	$40,043
Cemetery	7,419	7,983	8,544

Total services	$38,981	$42,458	$48,587

Total cost of revenues	$99,265	$105,531	$117,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2007 and 2008, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Revenue from continuing operations	$47,143	$42,737	$43,214	$43,834
Gross profit from continuing operations	13,968	9,750	9,216	10,109

Income (loss) from continuing operations	$3,254	$44	$157	$(1,651)
Income (loss) from discontinued operations	35	(1,426)	1	(156)
Preferred stock dividend	—	—	—	(10)

Net income (loss)	$3,289	$(1,382)	$158	$(1,817)

Basic earnings per common share:
Income (loss) from continuing operations	$0.17	$—	$0.01	$(0.09)
Loss from discontinued operations	—	(0.07)	—	(0.01)

Net income (loss) per basic share	$0.17	$(0.07)	$0.01	$(0.10)

Diluted earnings per common share (a):
Income (loss) from continuing operations	$0.16	$—	$0.01	$(0.09)
Loss from discontinued operations	—	(0.07)	—	(0.01)

Net income (loss) per diluted share	$0.16	$(0.07)	$0.01	$(0.10)

2007
Revenue from continuing operations	$42,161	$41,316	$40,402	$42,977
Gross profit from continuing operations	12,778	11,114	9,746	11,887

Income from continuing operations	$2,924	$1,903	$703	$1,828
Income (loss) from discontinued operations	499	53	(10)	379

Net income	$3,423	$1,956	$693	$2,207

Basic earnings per common share (a):
Income from continuing operations	$0.16	$0.10	$0.04	$0.10
Income from discontinued operations	0.03	—	—	0.02

Net income per basic share	$0.19	$0.10	$0.04	$0.12

Diluted earnings per common share (a):
Income from continuing operations	$0.15	$0.10	$0.04	$0.09
Income from discontinued operations	0.03	—	—	0.02

Net income per diluted share	$0.18	$0.10	$0.04	$0.11

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year due to rounding and stock transactions which occurred during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Cash paid for interest and financing costs	$18,096	$17,956	$18,230
Cash paid (refunded) for income taxes	(312)	320	898
Fair value of stock issued to directors or officers	168	2,269	1,227
Net (deposits) withdrawals in preneed funeral trusts	(5,731)	(1,109)	776
Net deposits in preneed cemetery trusts	(5,463)	(2,490)	(2,020)
Net deposits in perpetual care trusts	(5,227)	(1,035)	(5,333)
Net decrease in preneed funeral receivables	617	1,647	4,003
Net (increase) decrease in preneed cemetery receivables	1,311	(362)	547
Net withdrawals of receivables from preneed funeral trusts	604	4,106	2,317
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	5,006	(511)	(10,156)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	5,089	(5,123)	(1,083)
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	(1,310)	1,291	(776)
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	716	2,486	2,020
Deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	3,120	1,542	5,994

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	73,887	57,348	69,524
Purchase of available for sale securities of the funeral and cemetery trusts	62,323	83,064	105,659
Net deposits (withdrawals) in trust accounts increasing (decreasing) deferred preneed funeral and cemetery receipts	(11,789)	(8,760)	12,097

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited and reported separately herein on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.
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
/s/ KPMG LLP
Houston, Texas
March 9, 2009

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged to
	Beginning	Costs and		Balance End
Description	of year	Expenses	Deduction	of Year

Year ended December 31, 2006:
Allowance for bad debts, current portion	$937	$1,932	$1,944	$925
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,065	$3,020	$2,882	$1,203
Environmental remediation reserves	$143	$1,033	$824	$352
Employee severance accruals	$157	$451	$482	$126
Office closing and other accruals	$70	$—	$70	$—

Year ended December 31, 2007:
Allowance for bad debts, current portion	$925	$1,002	$785	$1,142
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,203	$2,396	$2,440	$1,159
Environmental remediation reserves	$352	$92	$444	$—
Employee severance accruals	$126	$63	$189	$—

Year ended December 31, 2008:
Allowance for bad debts, current portion	$1,142	$3,878	$4,187	$833
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,159	$3,125	$3,437	$847
Employee severance accruals	$—	$564	$427	$137
Litigation reserves	$—	$1,673	$—	$1,673

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 , as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K).
Assessment of Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal control over financial reporting is presented on the following page of this Annual Report on Form 10-K. KPMG LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on our internal control over financial reporting which is also presented in Item 9A.

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
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2008, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, President and Chief Executive Officer

/s/ Terry E.Sanford
Terry E. Sanford
Senior Vice President and Chief Financial Officer

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 9, 2009

Changes in Internal Control Over Financial Reporting
     Our management report on internal control over financial reporting for the year ended December 31, 2008 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTIORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act, within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2009 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

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
          (3) EXHIBITS
     The exhibits to this report have been included only with the copies of this report filed with the SEC. Copies of individual exhibits will be furnished to stockholders upon written request to Carriage and payment of a reasonable fee.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

Exhibit No.	Description

3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective may 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

Exhibit No.	Description

*4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

*4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

*4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.11	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.12	Employment Agreement with J. Bradley Green dated September 11, 2006. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006. †

10.13	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.14	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.15	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.16	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.17	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

Exhibit No.	Description

10.18	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.19	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.20	Employment agreement with George J. Klug dated August 27, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form filed August 30, 2007. †

10.21	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007. †

10.22	Indemnity agreement with Gary Forbes dated August 7, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2007. †

10.23	Employment agreement with Kevin Musico dated August 7, 2007. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007. †

10.24	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.25	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007.

10.26	Employment agreement with Jay D. Dodds dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2008. †

*10.27	Employment agreement with J. Bradley Green dated August 7, 2007. †

10.28	Release and Separation agreement with Joseph Saporito, dated April 28, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed May 1, 2008.

10.29	Employment agreement with Billy Dixon dated August 7, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 12, 2008.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2009.

CARRIAGE SERVICES, INC.
By:	/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne Melvin C. Payne	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2009

/s/ Terry E. Sanford Terry E. Sanford	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 9, 2009

/s/ Richard W. Scott Richard W. Scott	Director	March 9, 2009

/s/ Ronald A. Erickson Ronald A. Erickson	Director	March 9, 2009

/s/ L. William Heiligbrodt L. William Heiligbrodt	Director	March 9, 2009

/s/ Vincent D. Foster Vincent D. Foster	Director	March 9, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective may 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

Exhibit No.	Description

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

*4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

*4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

*4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	1998 Stock Option Plan for Consultants. Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement No. 333-62593. †

10.6	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2005 Schedule 14A. †

10.7	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.10	Indemnity Agreement with Joe R. Davis dated May 13, 2003. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.11	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

Employment Agreement with J. Bradley Green dated September 11, 2006. Incorporated by

Exhibit No.	Description

10.12	reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006. †

10.13	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.14	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.15	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.16	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.17	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.18	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.19	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.20	Employment agreement with George J. Klug dated August 27, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form filed August 30, 2007. †

10.21	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007. †

10.22	Indemnity agreement with Gary Forbes dated August 7, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2007. †

10.23	Employment agreement with Kevin Musico dated August 7, 2007. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007. †

10.24	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.25	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007.

10.26	Employment agreement with Jay D. Dodds dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2008. †

*10.27	Employment agreement with J. Bradley Green dated August 7, 2007. †

10.28	Release and Separation agreement with Joseph Saporito, dated April 28, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed May 1, 2008.

10.29	Employment agreement with Billy Dixon dated August 7, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed August 12, 2008.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

Exhibit No.	Description

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.