Form 10-Q
period 2009-03-31
CARRIAGE SERVICES INC
filed 2009-05-08
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 30, 2009 was 17,882,436.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$2,654
Accounts receivable, net of allowance for bad debts of $833 in 2008 and $948 in 2009	14,637	13,863
Inventories and other current assets	15,144	14,685

Total current assets	34,788	31,202

Preneed cemetery trust investments	44,375	39,661
Preneed funeral trust investments	55,150	50,411
Preneed receivables, net of allowance for bad debts of $847 in 2008 and $1,064 in 2009	13,783	14,189
Receivables from preneed funeral trusts	12,694	12,570
Property, plant and equipment, net of accumulated depreciation of $59,324 in 2008 and $61,161 in 2009	126,164	124,940
Cemetery property	70,213	70,838
Goodwill	164,515	164,515
Deferred charges and other non-current assets	12,293	10,894
Cemetery perpetual care trust investments	26,318	23,885

Total assets	$560,293	$543,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$815	$754
Accounts payable	5,128	6,688
Accrued liabilities	20,732	11,201

Total current liabilities	26,675	18,643
Senior long-term debt, net of current portion	132,345	133,058
Convertible junior subordinated debentures due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,572	4,557
Deferred preneed cemetery revenue	49,527	49,383
Deferred preneed funeral revenue	24,111	23,986
Deferred preneed cemetery receipts held in trust	44,375	39,661
Deferred preneed funeral receipts held in trust	55,150	50,411

Total liabilities	430,505	413,449

Commitments and contingencies
Care trusts’ corpus	26,078	23,770
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 17,835,000 and 17,946,000 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	196	200
Additional paid-in capital	195,104	195,647
Accumulated deficit	(86,050)	(83,699)
Treasury stock, at cost; 1,731,000 shares at December 31, 2008 and 2,080,000 shares at March 31, 2009	(5,740)	(6,462)

Total stockholders’ equity	103,510	105,686

Total liabilities and stockholders’ equity	$560,293	$543,105

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2008	2009
Revenues:
Funeral	$37,016	$34,840
Cemetery	10,127	10,963

	47,143	45,803

Field costs and expenses:
Funeral	21,701	21,301
Cemetery	7,294	7,959
Depreciation and amortization	2,115	2,189
Regional and unallocated funeral and cemetery costs	2,065	1,829

	33,175	33,278

Gross profit	13,968	12,525
Corporate costs and expenses:
General, administrative and other	3,650	3,558
Home office depreciation and amortization	409	415

	4,059	3,973

Operating Income	9,909	8,552
Interest expense	(4,620)	(4,598)
Interest income and other, net	90	2

Total interest and other	(4,530)	(4,596)

Income from continuing operations before income taxes	5,379	3,956
Provision for income taxes	(2,125)	(1,602)

Net income from continuing operations	3,254	2,354
Income from discontinued operations, net of tax	35	—

Net income	3,289	2,354
Preferred stock dividend	—	4

Net income available to common stockholders	$3,289	$2,350

Basic earnings per common share:
Continuing operations	$0.17	$0.13
Discontinued operations	—	—

Net income	$0.17	$0.13

Diluted earnings per common share:
Continuing operations	$0.17	$0.13
Discontinued operations	—	—

Net income	$0.17	$0.13

Weighted average number of common and common equivalent shares outstanding:

Basic	19,002	17,451

Diluted	19,428	17,520

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months
	ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$3,289	$2,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(35)	—
Depreciation and amortization	2,523	2,474
Amortization of deferred financing costs	179	201
Provision for losses on accounts receivable	1,012	557
Stock-based compensation expense	347	507
Deferred income taxes	2,086	1,602
Other	(22)	2
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts and preneed receivables	4,441	46
Inventories and other current assets	(583)	(74)
Deferred charges and other	60	—
Preneed funeral and cemetery trust investments	433	8,007
Accounts payable and accrued liabilities	(5,991)	(7,977)
Deferred preneed funeral and cemetery revenue	(4,986)	(269)
Deferred preneed funeral and cemetery receipts held in trust	594	(7,985)
Net cash provided by operating activities of discontinued operations	62	—

Net cash provided by (used in) operating activities	3,409	(555)
Cash flows from investing activities:
Capital expenditures	(1,759)	(1,712)

Net cash used in investing activities	(1,759)	(1,712)
Cash flows from financing activities:
Net borrowings under credit facility	—	800
Payments on senior long-term debt and obligations under capital leases	(459)	(162)
Proceeds from the exercise of stock options and employee stock purchase plan	165	46
Tax benefit from stock-based compensation	41	—
Purchase of treasury stock	—	(722)
Dividend on redeemable preferred stock	—	(4)
Payment of loan fees	—	(44)

Net cash used in financing activities	(253)	(86)

Net increase (decrease) in cash and cash equivalents	1,397	(2,353)
Cash and cash equivalents at beginning of period	3,446	5,007

Cash and cash equivalents at end of period	$4,843	$2,654

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of March 31, 2009, the Company owned and operated 135 funeral homes in 25 states and 32 cemeteries in 11 states.
     Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three month period ended March 31, 2008 and 2009 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction therewith.
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
     Discontinued Operations
     In accordance with the Company’s strategic portfolio optimization model, non-strategic businesses are reviewed to determine whether the business should be sold and proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the held for sale location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect.
     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans, which are described in more detail in Note 11 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2008. The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 11 to the consolidated financial statements for additional information of the Company’s stock-based compensation plans.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. We adopted the statement effective January 1, 2009 and it will be applied for businesses acquired after the effective date.
     Fair Value Measurements
     SFAS 157 “Fair Value Measurements” (“SFAS 157”), which the Company adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     FASB Staff Position No. FAS 157-2 (“FSP 157-2”), issued in February 2008, delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS 157 effective January 1, 2008, with the exceptions allowed under FSP 157-2, the adoption of which has not affected our financial position or results of operations but did result in additional required disclosures, which are provided in Note 8.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We have not elected to apply the provisions of Statement No. 159 to any additional financial instruments; therefore, the adoption of SFAS 159, effective January 1, 2008, has not affected our financial position or results of operations.
     Non-controlling Interests
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted SFAS 160 effective for us on January 1, 2009. The adoption of this statement has not affected our financial position or results of operations.
     During our examination of SFAS 160 and its impact on our current accounting, we determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet the criteria for non-controlling interest as prescribed by SFAS 160. SFAS 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, the amounts historically described as "Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care trusts’ corpus”.
     Accounting for Income Tax Uncertainties
     FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax position should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions, that are not certain.
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling approximately $6 million as of March 31, 2009, resulting from deductions of approximately $17 million on Federal returns and $15 million on various state returns. The effect of applying FIN 48 for the three months ended March 31, 2009 was not material to the Company’s operations. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect of adopting FIN 48 specifically relates to those state income tax returns.
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
     The Company’s Federal income tax returns for 2001 through 2008 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2008. ]
3. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     No businesses were sold during the three months ending March 31, 2008 and 2009. Discontinued operations during the first quarter of 2008 relates to funeral home businesses that were sold during the second quarter of 2008 and reclassified as of March 31, 2008 in accordance with our Discontinued Operations policy.
     No businesses were held for sale at December 31, 2008 and March 31, 2009.
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

	For the three months
	ended March 31,
	2008	2009
Revenues	$235	$—

Operating income	$56	$—
Provision for income taxes	21	—

Income from discontinued operations	$35	$—

4. PRENEED TRUST INVESTMENTS
Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at March 31, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,063	$—	$—	$1,063
Fixed income securities:
Corporate	18,871	588	(2,411)	17,048
Other	4	—	—	4
Common stock	21,806	453	(7,350)	14,909
Mutual funds:
Equity	10,218	—	(4,188)	6,030

Trust investments	$51,962	$1,041	$(13,949)	$39,054

Accrued investment income	$607			$607

Trust assets				$39,661

Market value as a percentage of cost				76.3%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,956
Due in five to ten years	5,523
Thereafter	7,573

$17,052

Preneed funeral trust investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral receivables and trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The cost and market values associated with preneed funeral trust investments at March 31, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$11,543	$—	$—	$11,543
Fixed income securities:
U.S. Treasury	6,089	339	—	6,428
Corporate	15,994	504	(1,938)	14,560
US Agency Obligations	1,184	59	—	1,243
Common stock	14,348	457	(4,482)	10,323
Mutual funds:
Equity	8,540	—	(4,199)	4,341
Fixed Income	2,180	2	(209)	1,973

Trust investments	$59,878	$1,361	$(10,828)	$50,411

Market value as a percentage of cost				84.2%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,835
Due in one to five years	11,274
Due in five to ten years	3,098
Thereafter	6,024

$22,231

     Upon cancellation of a preneed funeral or cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded.
Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	For the three months
	ended March 31,
	2008	2009
Investment income	$1,451	$662
Realized gains	105	284
Realized losses	(110)	(4,083)
Expenses	(305)	(274)
(Increase) decrease in deferred preneed funeral and cemetery receipts held in trust	(1,141)	3,411

	$—	$—

5. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	March 31,
	2008	2009
Amount due from preneed funeral trust funds	$14,138	$14,000
Less: allowance for contract cancellation	(1,444)	(1,430)

	$12,694	$12,570

6. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $195 million and $196 million at December 31, 2008 and March 31, 2009, respectively, and are not included in the Company’s balance sheet.
7. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$688	$—	$—	$688
Fixed income securities:
Corporate	11,199	257	(1,176)	10,280
Common stock	14,021	286	(5,180)	9,127
Mutual funds:
Equity	5,425	—	(2,923)	2,502
Fixed income	1,848	—	(910)	938

Trust investments	$33,181	$543	$(10,189)	$23,535

Accrued net investment income	$350			$350

Trust assets				$23,885

Market value as a percentage of cost				72.0%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,123
Due in five to ten years	4,308
Thereafter	3,849

$10,280

     Cemetery care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of cemetery care trusts’ as of December 31, 2008 and March 31, 2009 are as follows (in thousands):

	December 31,	March 31,
	2008	2009
Trust assets, at market value	$26,318	$23,885
Pending withdrawals of income	(240)	(115)

Care trusts’ corpus	$26,078	$23,770

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2008 and 2009 are as follows (in thousands).

	For the three months
	ended March 31,
	2008	2009
Undistributable realized gains	$34	$24
Undistributable realized losses	(56)	(661)
Decrease in care trusts’ corpus	22	637

	$—	$—

8. FAIR VALUE MEASUREMENTS
     SFAS 157, which the Company adopted effective January 1, 2008, defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 requires disclosure of the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework of SFAS 157. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on the consolidated balance sheets as having met such criteria. SFAS 157 establishes a three-level valuation hierarchy based upon the transparency of inputs utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include Common Stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate, U.S. agency and state obligation fixed income securities, and certain mutual funds; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of March 31, 2009, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments under SFAS 115, “Accounting for Certain Investments in Debt and Equity Instruments (as amended),” which established standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. Accordingly, the Company designates these investments as available-for-sale and measures them at fair value.
     The table below presents information about our assets measured at fair value (in thousands) on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of March 31, 2009. These assets have previously been measured at fair value in accordance with existing generally accepted accounting principles, and our accounting for these assets and liabilities was not impacted by our adoption of SFAS 159. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of March 31, 2009, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets:
Fixed income securities	$11,889	$46,477	$—	$58,366
Common stock	35,757	—	—	35,757
Mutual funds and other	13,556	2,911	—	16,467
9. SENIOR LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7.875% Senior Notes, due in 2015, interest is payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable quarterly. As of March 31, 2009, the Company had $0.8 million outstanding on the line of credit and used $0.1 million of the credit facility for letters of credit. The credit facility matures in April 2010.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds the debentures issued in connection with our TIDES) have fully and unconditionally guaranteed the Company’s obligations under the 7.875% Senior Notes. Additionally, the Company does not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the 7.875% Senior Notes.

10. COMMITMENTS AND CONTINGENCIES
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
     Spencer Cranney, et al., v. Carriage Services, Inc., et al., United States District Court, District of Nevada, Case No. 2:07-cv-01587— On November 28, 2007, five former Funeral Directors filed suit for themselves and on behalf of all non-exempt employees of Carriage in the United States District Court for the District of Nevada. Plaintiffs allege violations of state wage and hour laws and the federal Fair Labor Standards Act (FLSA), as well as related tort and contract claims. Specifically, Plaintiffs allege that Carriage: failed to compensate employees properly for time spent on community work, on-call time, pre-needs appointments, and training; failed to provide required meal and rest breaks under California state law; and failed to maintain proper records. Carriage filed its Answer to the Complaint on January 28, 2008, denying all material allegations and asserting appropriate affirmative defenses. On February 29, 2008, the Court granted Plaintiffs’ motion for conditional certification under the FLSA. The parties then effectuated notice of the lawsuit to all potential class members pursuant to the Court’s order. The opt-in period expired on August 5, 2008, by which time 441 people had filed consent forms to join the action. The parties reached a tentative settlement in this matter, pending Court approval. As a result of the settlement, the Company recorded a $3.5 million charge, including related legal fees of $0.2 million, in the fourth quarter of 2008 and funded the settlement in the first quarter of 2009. The Court approved the settlement on May 5, 2009.
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. Currently, the litigation is in the discovery stage, and Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Fuqua, et al., v. Lytle-Gans-Andrews Funeral Home, et al., United States District Court, Southern District of Indiana, Case No. 4:08-cv-00134-DFH-WGH. On July 29, 2008, Kenneth R. Fuqua, II and Elizabeth R. Fuqua filed an action against several defendants in Indiana Circuit Court, Jefferson County, Indiana, alleging improper handling of remains and improper burial practices by Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has denied these allegations because the burial occurred before Carriage owned Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Lytle-Gans-Andrews’ assets under the Asset Purchase Agreement and did not assume its liabilities. The Court has not yet ruled on Carriage’s motion. The Company will defend these actions vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007); Lapine Hillard, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Case No. 39C01-0708-CT-398 (filed August 7, 2007, dismissed by joint agreement of the parties on April 14, 2009); Lawson v. Carriage Funeral Holdings, Inc., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0708-CT-429 (filed August 17, 2007); Wiley, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0706-CT-287 (filed June 6, 2007). In these individual actions, Plaintiffs allege improper handling of remains or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under the Asset Purchase Agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. The Court has not yet ruled on Carriage’s motions. The Company will defend these actions vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

11. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the three months ended March 31, 2009. For the first quarter of 2009, employees purchased a total of 79,298 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $1.30 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $66,000 and $75,000 for the three months ended March 31, 2008 and 2009, respectively. All currently outstanding stock options have vested.
     The fair value of the right (option) to purchase shares under the ESPP during 2008 and 2009, respectively, is estimated on the date of grant to the four quarterly purchase dates using the Black-Sholes option-pricing model with the following weighted average assumptions:

Employee Stock Purchase Plan	2008	2009
Dividend yield	0%	0%
Expected volatilities	39%	76%
Risk-free interest rate	3.26%, 3.32%, 3.25%, 3.17%	0.09%, 0.27%, 0.31%, 0.35%
Expected life (in years)	.25, .50, .75, 1	.25, .50, .75, 1
     Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of grant (January 1).
     Common stock grants
     The Company granted 271,500 shares of restricted common stock to certain officers and employees during the first quarter of 2009. The restricted stock vests in 25% increments over four years. The Company recorded $214,000 and $137,000 in pre-tax compensation expense for the three months ended March 31, 2008 and 2009, respectively, related to the vesting of previous restricted stock awards. As of March 31, 2009, there was $2.6 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 3.1 years.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended March 31, 2008 and 2009, the Company issued 7,564 and 20,560 shares of unrestricted common stock to directors in lieu of payment in cash for their fees, the value of which totaled $67,000 and $42,000, respectively, and is included in general, administrative and other expenses. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted shares valued at $200,000 in total. One-half of those shares vested immediately; the remainder vesting over two years. Approximately $100,000 is included in general, administrative and other expenses related to the vested shares.
12. PREFERRED STOCK
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
13. SHARE REPURCHASE PROGRAM
     During June 2008 and again in November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to $5 million of the Company’s common stock for each of the two programs. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. The program approved in June was completed in October 2008. During 2008, the Company repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,000 and an average cost per share of $3.29. During the three months ended March 31, 2009, the Company repurchased 349,390 shares of Common Stock at an aggregate cost of $722,000 and an average cost per share of $2.07. The repurchased shares are held as treasury stock.
14. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Senior Vice President and General Counsel. The firm was used for various legal matters during the periods. During the three months ended March 31, 2008 and 2009, the Company paid the law firm $64,000 and $213,000, respectively.

15. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2009	$34,840	$10,963	$—	$45,803
Three months ended March 31, 2008	$37,016	$10,127	$—	$47,143

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2009	$13,539	$3,004	$(12,587)	$3,956
Three months ended March 31, 2008	$15,315	$2,833	$(12,768)	$5,380

Total assets:
March 31, 2009	$340,805	$174,941	$27,359	$543,105
December 31, 2008	$347,906	$181,408	$30,979	$560,293
16. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months
	ended March 31,
	2008	2009
Revenues
Goods
Funeral	$14,948	$14,349
Cemetery	6,651	7,510

Total goods	$21,599	$21,859

Services
Funeral	$22,068	$20,490
Cemetery	3,476	3,454

Total services	$25,544	$23,944

Total revenues	$47,143	$45,803

Cost of revenues
Goods
Funeral	$11,773	$11,528
Cemetery	5,089	5,742

Total goods	$16,862	$17,270

Services
Funeral	$9,928	$9,772
Cemetery	2,205	2,218

Total services	$12,133	$11,990

Total cost of revenues	$28,995	$29,260

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the three months ended
	March 31,
	2008	2009
Cash paid for interest and financing costs	$7,088	$6,978
Cash paid for income taxes	164	(39)
Fair value of stock issued to officers or directors	1,170	597
Net (deposits) withdrawals into preneed funeral trusts	(2,312)	2,985
Net withdrawals from preneed cemetery trusts	1,006	2,455
Net withdrawals from perpetual care trusts	1,409	2,433
Net decrease (increase) in preneed funeral receivables	3,936	187
Net decrease (increase) in preneed cemetery receivables	160	(357)
Net withdrawals of receivables from preneed funeral trusts	330	124
Net change in preneed funeral receivables decreasing deferred revenue	(6,963)	(125)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	1,981	(144)
Net (deposits) withdrawals in preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	2,312	(2,985)
Net withdrawals in cemetery trust accounts decreasing deferred cemetery receipts	(1,006)	(2,455)
Withdrawals in perpetual care trust accounts decreasing perpetual care trusts’ corpus	(712)	(2,544)

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	14,699	22,202
Purchases of available for sale securities of the funeral and cemetery trusts	(15,556)	(24,247)

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
Cautionary Statements
          We caution readers that important factors, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. Risks associated with our business and the death care industry are presented in Item 1A – Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2008.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleums) and related merchandise, such as markers and outer burial containers. As of March 31, 2009, we operated 135 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
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
     At the end of the third quarter of 2008, we announced the following near-term initiatives to improve revenue and profitability:
•	Increase the number and quality of the sales staff at our larger cemeteries to increase preneed cemetery sales and profits.

•	Convert direct cremations to cremations with services to increase the average revenue per cremation service.

•	Manage costs and expenses lower.
The impact of these initiatives is discussed in Results of Operations.
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
     Our same store volumes have declined gradually each year from 21,568 in 2005 to 20,900 in 2008 (compound annual decline of 1.0%) consistent with a period of weak death rates nationally and the loss of market share in certain markets. We experienced a dramatic decline of 9.9% in volumes in comparing the first quarter of 2009 to the first quarter of 2008 because the strong flu season in the 2008 period did not repeat itself in 2009. Our same store funeral operations have increased revenue steadily from $109.4 million in 2005 to $115.7 million in 2008 (compound annual increase of 1.9%) because we have been able to increase the average revenue per funeral through expanded service offerings and packages. Same store revenues for the three months ended March 31, 2009 were down 6.3% compared to the three months ended March 31, 2008. The percentage of funeral services involving cremations has increased from 33.1% for 2005 to 39.8% for 2008, an average increase of 223 basis points per year, and to 41.4% for the first three months of 2009. We expect our average revenue per funeral to increase over time as we seek to provide increased services to our cremation families in order to offset higher cremation rates.
     Cemetery Operations
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 53% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Approximately 10% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our same store cemetery financial performance from 2005 through 2008 was characterized by fluctuating revenues and slightly declining field level profit margins. Revenues and profits on a same store basis have increased for the first three months of 2009 compared to the same period of 2008 and to the fourth quarter 2008 primarily due to increases in preneed property sales. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2009 is designed to expand our cemetery product offerings.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts used in the pricing based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2007, we completed seven acquisitions. The consideration paid in each of the acquisitions was cash. We have not incurred any debt to buy these businesses. The number of completed acquisitions during 2007 was greater than expected. We did not acquire any businesses in 2008 or to date in 2009. Our five year goal is to acquire approximately $10 million of annualized revenue each year.
     Financial Highlights
     Net income from continuing operations for the three months ended March 31, 2009 totaled $2.4 million, equal to $0.13 per diluted share, compared to net income from continuing operations for the first quarter of 2008 of $3.3 million, or $0.17 per diluted share. The first quarter of 2008 benefitted from an unusually strong flu season, which increased death rates and resulted in strong financial results. Because there was virtually no flu season in the first quarter of 2009, revenues declined $1.3 million, or 2.8%, and operating income declined $1.4 million.
     No businesses were sold during the first quarter of 2009. Discontinued operations presented in the results for the first quarter of 2008 relate to funeral home businesses that were sold during the second quarter of 2008 and reclassified as of March 31, 2008 in accordance with our Discontinued Operations policy.
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
     Goodwill
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States. We performed our annual impairment test of goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) using information as of August 31, 2008. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results. We updated the test as of December 31, 2008 because the market valuation of the Company declined during the fourth quarter of 2008.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry, which ranged from 6.5 to 9.6 times EBITDA. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for Carriage and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill (as defined in SFAS 142) is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess. We conducted a review of the funeral home reporting units using March 31, 2009 data, and concluded that there was no impairment of goodwill.
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
     FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 was adopted by the Company as of January 1, 2007. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions, that are not certain. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     Preneed Funeral and Cemetery Trust Funds
          The Company’s preneed and perpetual care trust funds are reported in accordance with FASB Interpretation No. 46, as revised, (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, an allocation of unrealized gains and losses, income and gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings (realized and unrealized) that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral and cemetery revenues until the service is performed or the merchandise is delivered.
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
     Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimate our purchase costs and other related transactions known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”). FAS No. 141R requires the acquiring entity to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition. We adopted the statement effective January 1, 2009 and it will be applied on businesses acquired after the effective date.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three month period ended March 31, 2008 and 2009. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our senior debt) are referred to as “acquired.”
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its funeral home operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

Three months ended March 31, 2008 compared to three months ended March 31, 2009 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2009	Amount	%
Total same-store revenue	$31,303	$29,455	$(1,848)	(5.9)%
Acquired	4,961	4,797	(164)	(3.3)%
Preneed insurance commissions revenue	752	588	(164)	*

Revenues from continuing operations	$37,016	$34,840	$(2,176)	(5.9)%

Revenues from discontinued operations	$235	$—	$(235)	*

Total same-store operating profit	$13,195	$11,855	$(1,340)	(10.2)%
Acquired	1,739	1,610	(129)	(7.4)%
Preneed insurance gross profit	381	74	(307)	*

Operating profit from continuing operations	$15,315	$13,539	$(1,776)	(11.6)%

Operating profit from discontinued operations	$56	$—	$(56)	*

*	not meaningful
     Funeral same-store revenues for the three months ended March 31, 2009 decreased $1.8 million, or 5.9%, when compared to the three months ended March 31, 2008 as we experienced a 9.9% decrease in the number of contracts and an increase of 4.5% to $5,647 in the average revenue per contract for those existing operations. The number of burial contracts similarly decreased 9.9% while the average per burial contract increased 3.5% to $7,910. The cremation rate for the same-store businesses rose from 37.5% to 38.8% and the average revenue per cremation contract increased 3.1%.
     Total same-store operating profit for the three months ended March 31, 2009 decreased $1.3 million, or 10.2% from the comparable three months of 2008, and as a percentage of funeral same-store revenue, decreased from 42.1% to 40.2% as a function of the fixed cost nature of the business applied against lower revenues. Same-store controllable expenses, such as salaries and wages, transportation, bad debts, administrative and promotional expenses declined $0.6 million or 5.2%, for the three month ended March 31, 2009, when compared to the three months ended March 31, 2008, as the location managing partners focused on managing their costs and expenses lower. The gains from managing the controllable costs were offset in part by increases in costs outside of their control, such as insurance and property taxes which increased $0.5 million.
     Funeral acquired revenues for the three months ended March 31, 2009 decreased $0.2 million, or 3.3%, when compared to the three months ended March 31, 2008 as we experienced a 4.7% decrease in the number of contracts and an increase of 1.5% to $4,028 in the average revenue per contract for those acquired operations. The cremation rate for the acquired businesses was 52.9% for the first quarter of 2009, up from 52.5% in the prior year period, as these businesses are located in higher cremation areas compared to the existing locations. Although the number of cremation contracts declined 4.0%, the average revenue per cremation contract increased 12.7% to $2,276 for the first quarter of 2009 compared to the prior year quarter.
     Cremations with services have risen from 36.8% of total cremation contracts in the first quarter of 2008 to 40.4% in the first quarter of 2009.
     Acquired operating profit for the three months ended March 31, 2009 decreased $0.1 million, or 7.4%, from the comparable three months of 2008, and as a percentage of revenue from acquired businesses, was 33.6% for the first quarter of 2009 compared to 35.1% for the first quarter of 2008 similarly due to the fixed cost nature of the business applied against lower revenues. In total, controllable expenses were managed five percent lower than last year.
Cemetery Segment. The following table sets forth certain information regarding the revenues and gross profit of the Company from its cemetery operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

Three months ended March 31, 2008 compared to three months ended March 31, 2009 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2008	2009	Amount	%
Total same-store revenue	$8,422	$9,443	$1,021	12.1%
Acquired	1,705	1,520	(185)	(10.9)%

Revenues from continuing operations	$10,127	$10,963	$836	8.3%

Revenues from discontinued operations	$—	$—	$—	*

Total same-store gross profit	$2,195	$2,530	$335	15.3%
Acquired	638	474	(164)	(25.7)%

Operating profit from continuing operations	$2,833	$3,004	$171	6.0%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the three months ended March 31, 2009 increased $1.0 million, or 12.1% compared to the three months ended March 31, 2008, the majority ($0.7 million) of which was due to higher revenues at two of our largest businesses, Rolling Hills Memorial Park and Ft. Lauderdale Cemeteries, where new sales managers and larger staffs have been employed over the last twelve months. Same-store revenue from preneed property sales increased $0.9 million and revenue from preneed merchandise and services deliveries increased $0.1 million whereas same-store at-need revenues and same-store financial revenues remained flat. The number of interment rights (property) sold at the same store locations increased by 18.8% year over year and the average price per interment right was fractionally higher.
     Cemetery same-store operating profit for the three months ended March 31, 2009 increased $0.3 million, or 15.3%. As a percentage of revenues, cemetery same store operating profit increased from 26.1% to 26.8%. Tighter management over controllable expense such as facilities, transportation and general and administrative costs produced a decline of $0.2 million, or 12.9% compared to a year ago yet there was an increase in promotional expenses of $0.5 million to produce higher sales volumes.
     Cemetery acquired revenues for the three months ended March 31, 2009 decreased $0.2 million compared to the three months ended March 31, 2008. Acquired revenue from preneed property sales decreased $0.1 million and preneed revenue from merchandise and services deliveries and at-need revenues each declined slightly. As a percentage of revenues, cemetery acquired operating profit decreased from 37.4% to 31.2% primary due to increases of $0.1 million in salaries and benefits and facilities and grounds expense.
     Financial revenues (trust earnings and finance charges on installment contracts) are included in same-store and acquired revenues and remained flat compared to the prior year period. Earnings from perpetual care trust funds are included in financial revenues and totaled $0.6 million for the three months ended March 31, 2009 compared to $0.5 million for the three months ended March 31, 2008. Finance charges on the preneed contracts declined $0.1 million. Trust earnings on merchandise and service contracts totaled $0.1 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008.
     Corporate General, Administrative and Other. Corporate general, administrative and other expenses totaled $3.6 million for the three months ended March 31, 2009, a decrease of $0.1 million compared to the three months ended March 31, 2008. We experienced an approximate $0.3 million reduction of legal and professional fees yet experienced an increase of $0.2 million in costs related to outsourcing the processing of transactions for the cemetery businesses.
     Income Taxes. The Company recorded income taxes on earnings from continuing operations at the estimated effective rate of 40.5% for the year 2009 and at 39.5% for the first quarter of 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $10.9 million net of unrecognized tax benefits available at March 31, 2009 to offset future Federal taxable income, which expire between 2023 and 2029, if not utilized. Carriage also has approximately $64.0 million of state net operating loss carryforwards that will expire between 2010 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, we believe the adverse economic conditions in the U.S. will continue to effect our business and may impair our ability to access the capital markets, if needed. Carriage began 2009 with $5.0 million in cash and other liquid investments and ended the first quarter with $2.7 million in cash and $0.8 million drawn on our bank credit facility. The elements of cash flow for the first quarter ending March 31, 2009 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$5.0
Cash flow from operations	(0.6)
Cash used for maintenance capital expenditures	(0.6)
Cash used for growth capital expenditures – funeral homes	(0.1)
Cash used for growth capital expenditures – cemeteries	(1.0)
Share repurchase program	(0.7)
Other financing activities	0.7

Cash at March 31, 2009	$2.7

     For the three months ended March 31, 2009, cash used by operating activities was $0.6 million as compared to cash provided of $3.4 million for the three months ended March 31, 2008. The decline of $4.0 million in operating cash flow was primarily due to funding the $3.3 million litigation settlement announced in the fourth quarter of 2008 and related legal fees. Additionally, capital expenditures totaled $1.7 million for the three months ended March 31, 2009 compared to $1.8 million in the three months ended March 31, 2008. Capital expenditures for the first quarter of 2009 included $1.0 million for cemetery inventory development projects.
     The outstanding principal of senior debt at March 31, 2009 totaled $138.4 million and consisted of $130.0 million in Senior Notes maturing in 2015, $0.8 million outstanding on the line of credit and $7.6 million in acquisition indebtedness and capital lease obligations.
     The Company has a senior secured revolving credit facility that matures in April 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the credit facility will bear interest at either prime or LIBOR options. At March 31, 2009, the LIBOR option was set at LIBOR plus 275 basis points. The Company had $0.8 million outstanding on the credit facility and additionally had $0.1 million in letters of credit outstanding at March 31, 2009. Effective March 31, 2009, Carriage amended its credit facility to, in part, lower its aggregate commitment amount under the facility to $20.0 million in an effort to reduce commitment fees.
     A total of $93.8 million was outstanding at December 31, 2008 on the convertible junior subordinated debentures. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debentures payable to the Trust and the TIDES each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, Carriage is prohibited from paying dividends on the Common Stock or repurchasing its Common Stock, subject to limited exceptions. The Company currently expects to continue paying the distributions as due.
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses, to repurchase Common Stock, acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 14 to the consolidated financial statements, we have a share repurchase program for which the Board of Directors approved purchases of up to $5.0 million of its Common Stock. At March 31, 2009, approximately $3.5 million was still available for the Company to spend under the program.
     We believe our cash on hand, cash flow from operations, and the credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months. However, should the current economic crisis continue for a significant period of time or if the economic crisis worsens significantly, conditions may negatively affect our ability to refinance our long-term debt in future periods.
SEASONALITY
     Our business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of deaths from influenza and pneumonia are higher during this period than other periods of the year.

INFLATION
     Inflation has not had a significant impact on our results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, decreases in interest rates related to the Company’s short-term investments and changes in the values of securities associated with its preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Market Risk Disclosure” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the matters in Note 10, we and our subsidiaries are parties to a number of other legal proceedings that have arisen in the ordinary course of business. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our reserves and insurance provide reasonable coverage for known asserted or unasserted claims. In the event we sustain a loss from a claim and the insurance carrier disputes coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no unregistered sales of equity securities during the period covered by this quarterly report.
     As discussed in Note 13 to the consolidated financial statements, the Company initiated a share repurchase program in June 2008, which was completed in October 2008, and again in November 2008, under which the Company may purchase up to an aggregate of $5 million of its Common Stock for each of the two programs. Pursuant to the programs, we repurchased the following shares during the first quarter of 2009:

				Dollar Value
			Total Number of	of Shares That
	Total	Average	Shares Purchased as	May Yet Be
	Number of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Program	Program
January 1, 2009 – January 31, 2009	138,690	$2.37	138,690	$3,930,513
February 1, 2009 – February 28, 2009	113,800	$1.90	113,800	$3,713,343
March 1, 2009 – March 31, 2009	96,900	$1.81	96,900	$3,537,681

Total for quarter ended March 31, 2009	349,390		349,390

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

CARRIAGE SERVICES, INC.
Date: May 8, 2009	/s/ Terry E. Sanford
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