Form 10-Q
period 2009-06-30
CARRIAGE SERVICES INC
filed 2009-08-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2009 was 17,405,071.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$5,598
Accounts receivable, net of allowance for bad debts of $833 in 2008 and $849 in 2009	14,637	13,909
Inventories and other current assets	15,144	14,635

Total current assets	34,788	34,142

Preneed cemetery trust investments	44,375	52,739
Preneed funeral trust investments	55,150	61,639
Preneed receivables, net of allowance for bad debts of $847 in 2008 and $1,135 in 2009	13,783	16,119
Receivables from preneed funeral trusts	12,694	12,561
Property, plant and equipment, net of accumulated depreciation of $59,324 in 2008 and $62,825 in 2009	126,164	123,510
Cemetery property	70,213	71,133
Goodwill	164,515	164,515
Deferred charges and other non-current assets	12,293	9,183
Cemetery perpetual care trust investments	26,318	31,746

Total assets	$560,293	$577,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$815	$593
Accounts payable	5,128	4,391
Accrued liabilities	20,732	15,388

Total current liabilities	26,675	20,372
Senior long-term debt, net of current portion	132,345	132,160
Convertible junior subordinated debentures due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,572	4,486
Deferred preneed cemetery revenue	49,527	49,899
Deferred preneed funeral revenue	24,111	24,117
Deferred preneed cemetery receipts held in trust	44,375	52,739
Deferred preneed funeral receipts held in trust	55,150	61,639
Care trusts’ corpus	26,078	31,823

Total liabilities	456,583	470,985

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,562,000 and 20,125,000 shares issued at December 31, 2008 and June 30, 2009, respectively	196	201
Additional paid-in capital	195,104	196,151
Accumulated deficit	(86,050)	(81,669)
Treasury stock, at cost; 1,731,000 and 2,753,000 shares at December 31, 2008 and June 30, 2009, respectively	(5,740)	(8,581)

Total stockholders’ equity	103,510	106,102

Total liabilities and stockholders’ equity	$560,293	$577,287

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six moths
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Revenues:
Funeral	$32,151	$31,796	$69,168	$66,636
Cemetery	10,586	12,754	20,712	23,717

	42,737	44,550	89,880	90,353
Field costs and expenses:
Funeral	21,548	20,452	43,243	41,753
Cemetery	7,881	8,548	15,175	16,507
Depreciation and amortization	2,151	2,385	4,271	4,573
Regional and unallocated funeral and cemetery costs	1,407	1,364	3,474	3,193

	32,987	32,749	66,163	66,026

Gross profit	9,750	11,801	23,717	24,327
Corporate costs and expenses:
General, administrative and other	4,780	3,533	8,428	7,091
Home office depreciation and amortization	394	410	804	826

	5,174	3,943	9,232	7,917

Operating Income	4,576	7,858	14,485	16,410
Interest expense	(4,556)	(4,660)	(9,176)	(9,259)
Interest income and other, net	51	220	142	223

Total interest and other	(4,505)	(4,440)	(9,034)	(9,036)

Income from continuing operations before income taxes	71	3,418	5,451	7,374
Provision for income taxes	(28)	(1,384)	(2,153)	(2,986)

Net income from continuing operations	43	2,034	3,298	4,388
Income from discontinued operations, net of tax	(1,426)	—	(1,391)	—

Net income (loss)	(1,383)	2,034	1,907	4,388
Preferred stock dividend	3	4	3	7

Net income (loss) available to common stockholders	$(1,386)	$2,030	$1,904	$4,381

Basic earnings (loss) per common share:
Continuing operations	$—	$0.12	$0.17	$0.25
Discontinued operations	(0.07)	—	(0.07)	—

Net income (loss)	$(0.07)	$0.12	$0.10	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$—	$0.12	$0.17	$0.25
Discontinued operations	(0.07)	—	(0.07)	—

Net income (loss)	$(0.07)	$0.12	$0.10	$0.25

Weighted average number of common and common equivalent shares outstanding:
Basic	19,000	17,119	18,938	17,235

Diluted	19,408	17,379	19,355	17,410

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months
	ended June 30
	2008	2009
Cash flows from operating activities:
Net income	$1,907	$4,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	1,391	—
Depreciation and amortization	4,833	5,057
Amortization of deferred financing costs	357	400
Provision for losses on accounts receivable	1,769	996
Stock-based compensation expense	903	907
Deferred income taxes	2,101	2,986
Other	(29)	(108)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts and preneed receivables	6,702	(2,236)
Inventories and other current assets	(314)	(24)
Deferred charges and other	60	2
Preneed funeral and cemetery trust investments	440	4,771
Accounts payable and accrued liabilities	(1,252)	(2,789)
Litigation settlement	—	(3,300)
Deferred preneed funeral and cemetery revenue	(6,479)	590
Deferred preneed funeral and cemetery receipts held in trust	(535)	(4,689)
Net cash provided by operating activities of discontinued operations	154	—

Net cash provided by operating activities	12,008	6,951

Cash flows from investing activities:
Net proceeds from sale of assets	—	655
Capital expenditures	(7,259)	(3,812)
Net cash provided by investing activities of discontinued operations	1,029	—

Net cash used in investing activities	(6,230)	(3,157)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(734)	(413)
Proceeds from the exercise of stock options and employee stock purchase plan	367	152
Purchase of treasury stock	(90)	(2,841)
Dividend on redeemable preferred stock	(3)	(7)
Payment of loan fees	—	(94)

Net cash used in financing activities	(460)	(3,203)

Net increase in cash and cash equivalents	5,318	591
Cash and cash equivalents at beginning of period	3,446	5,007

Cash and cash equivalents at end of period	$8,764	$5,598

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of June 30, 2009, the Company owned and operated 134 funeral homes in 25 states and 32 cemeteries in 11 states.
     Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and six month periods ended June 30, 2008 and 2009 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction therewith.
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
     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans, which are described in more detail in Note 17 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2008. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 11 to the consolidated financial statements for additional information of the Company’s stock-based compensation plans.

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
     For any business acquired after January 1, 2009, we will recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition.
     Fair Value Measurements
     Effective January 1, 2008, we have defined fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date applicable only for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. There has been no affect to our financial position or results of operations but there are additional required disclosures, which are provided in Note 8.
     We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Therefore, our financial position or results of operations have not been affected.
     New guidance has been issued on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price. This guidance is effective for interim reporting periods ending after June 15, 2009. There has been no affect to our financial position or results of operations. See Note 8 to the consolidated financial statements for additional information of the Company’s fair value disclosure.
     New guidance also modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. There is also modification of the presentation of other-than-temporary impairment losses and increases related disclosure requirements. This change is effective for interim reporting periods ending after June 15, 2009. There has been no affect to our financial position or results of operations. See Note 8 to the consolidated financial statements for additional information of the Company’s fair value disclosure.
     New disclosure requirements require publicly traded companies to disclose the fair value of financial instruments whenever financial information is issued covering interim reporting periods, in addition to the current requirement to provide those disclosures annually. This disclosure requirement is effective for interim reporting periods ending after June 15, 2009. Management of the Company has provided the required fair value information in Item 3. Quantitative and Qualitative Disclosures about Market Risk in this quarterly report.
     Non-controlling Interests
     Effective January 1, 2009, a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The disclosure, on the face of the consolidated income statement, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Since January 1, 2009, our financial position or results of operations have not been affected.
     We have determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet this criteria for non-controlling interest. Only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, effective December 31, 2008, the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care trusts’ corpus”.

     Accounting for Income Tax Uncertainties
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax position should be classified on the balance sheet. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The effect of recognizing the tax benefits of uncertain tax positions for the six months ended June 30, 2009 was not material to the Company’s operations.
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling approximately $7 million as of June 30, 2009, resulting from deductions of approximately $17 million on Federal returns and $16 million on various state returns. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not. The cumulative effect specifically relates to those state income tax returns.
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
     Subsequent Events
     New reporting guidance has been issued regarding the accounting and disclosure of subsequent events and transactions and is effective for interim and annual reporting periods ending after June 15, 2009. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.
     Management of the Company evaluated events and transactions during the period beginning June 30, 2009 through August 4, 2009, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements covered by this report.
     Variable Interest Entities
     New guidance amends the current practice of accounting for variable interest entities (VIE) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance is effective for us on January 1, 2010 in which we do not expect to have a material impact on our consolidated financial statements
3. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital to the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     Two funeral home businesses were sold during the second quarter of 2008 for approximately $1.0 million and the Company recognized a loss of $2.4 million. No businesses were sold during the six months ended June 30, 2009.
     No businesses were held for sale at December 31, 2008 and June 30, 2009.

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

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Revenues	$241	$—	$477	$—

Operating income	$88	$—	$144	$—
Loss on sale	(2,369)	—	(2,369)	—
Income taxes benefits	855	—	834	—

Income from discontinued operations	$(1,426)	$—	$(1,391)	$—

4. PRENEED TRUST INVESTMENTS
     Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at June 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,163	$—	$—	$1,163
Fixed income securities:
Corporate	21,348	4,723	(288)	25,783
Other	4	—	—	4
Common stock	20,599	2,229	(3,013)	19,815
Mutual funds:
Equity	7,391	—	(1,917)	5,474

Trust investments	$50,505	$6,952	$(5,218)	$52,239

Accrued investment income	$500			$500

Trust assets				$52,739

Market value as a percentage of cost				104.4%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,351
Due in five to ten years	6,052
Thereafter	16,384

$25,787

     Preneed funeral trust investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The cost and market values associated with preneed funeral trust investments at June 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$11,284	$—	$—	$11,284
Fixed income securities:
U.S. Treasury	6,431	258	—	6,689
Foreign	632	24	—	656
Corporate	16,202	4,168	(200)	20,170
US Agency Obligations	801	53	—	854
Common stock	13,437	2,552	(1,352)	14,637
Mutual funds:
Equity	6,243	—	(2,083)	4,160
Fixed Income	2,804	73	(108)	2,769

Trust investments	$57,834	$7,128	$(3,743)	$61,219

Accrued net investment income	$420			$420

Trust assets				$61,639

Market value as a percentage of cost				106.6%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,970
Due in one to five years	8,580
Due in five to ten years	4,419
Thereafter	13,400

$28,369

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
     Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Investment income	$1,153	$1,877	$2,604	$2,539
Realized gains	268	731	373	1,015
Realized losses	(22)	(5,080)	(132)	(9,163)
Expenses	(911)	(376)	(1,217)	(651)
(Increase) decrease in deferred preneed funeral and cemetery receipts held in trust	(488)	2,848	(1,628)	6,260

	$—	$—	$—	$—

5. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	June 30,
	2008	2009
Amount due from preneed funeral trust funds	$14,138	$13,989
Less: allowance for contract cancellation	(1,444)	(1,428)

	$12,694	$12,561

6. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $195 million and $196 million at December 31, 2008 and June 30, 2009, respectively, and are not included in the Company’s balance sheet.
7. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to care trusts’ corpus.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$509	$—	$—	$509
Fixed income securities:
Corporate	12,458	2,788	(65)	15,181
Common stock	14,455	1,543	(2,701)	13,297
Mutual funds:
Equity	3,272	—	(1,493)	1,779
Fixed income	1,046	—	(351)	695

Trust investments	$31,740	$4,331	$(4,610)	$31,461

Accrued net investment income	$285			$285

Trust assets				$31,746

Market value as a percentage of cost				100%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,233
Due in five to ten years	4,381
Thereafter	8,567

$15,181

     Cemetery care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of cemetery care trusts’ as of December 31, 2008 and June 30, 2009 are as follows (in thousands):

	December 31,	June 30,
	2008	2009
Trust assets, at market value	$26,318	$31,745
Pending (withdrawal) deposit (from) into trust	(240)	78

Care trusts’ corpus	$26,078	$31,823

     Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30
	2008	2009	2008	2009
Undistributable realized gains	$62	$156	$96	$179
Undistributable realized losses	(8)	(1,307)	(65)	(1,967)
Decrease (increase) in care trusts’ corpus	(54)	1,151	(31)	1,788

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30
	2008	2009	2008	2009
Investment income	$508	$628	$560	$1,167
Realized gains	—	—	529	156
Expenses	(118)	(44)	(200)	(94)

Total	$390	$584	$889	$1,229

8. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date applicable for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on the consolidated balance sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include Common Stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax status. Our investments classified as Level 2 securities consist primarily of corporate bonds and fixed income preferred securities; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of June 30, 2009, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

     The table below presents information about our investments measured at fair value (in thousands) on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of June 30, 2009. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of June 30, 2009, the Company did not have any liabilities measured at fair value.

	Fair Value Measurements (in 000s) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	June 30, 2009
Assets:
Fixed income securities	$7,543	$61,794	$—	$69,337
Common stock	47,749	—	—	47,749
Mutual funds and other	11,413	3,464	—	14,877
9. SENIOR LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7.875% Senior Notes, due in 2015, interest is payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 275 basis points and is collateralized by all personal property and by funeral home real property in certain states. Interest is payable quarterly. The credit facility matures in April 2010 and is currently undrawn.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust which is a single purpose entity that holds the debentures issued in connection with our 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7.875% Senior Notes. Additionally, the Company does not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the 7.875% Senior Notes.
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. The Court has not yet ruled on plaintiffs’ motion to amend. In April 2009, two defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. The Company did not join in these motions. Currently, the litigation is in the discovery stage, and Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
11. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the six months ended June 30, 2009. For the second quarter of 2009, employees purchased a total of 56,086 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $1.71 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $42,000 and $46,000 for the three months ended June 30, 2008 and 2009, respectively, and $108,000 and $121,000 for the six months ended June 30, 2008 and 2009, respectively. All outstanding stock options have vested.
     The fair value of the right (option) to purchase shares under the ESPP during 2008 and 2009, respectively, is estimated on the date of grant to the four quarterly purchase dates using the Black-Sholes option-pricing model with the following weighted average assumptions:

Employee Stock Purchase Plan	2008	2009
Dividend yield	0%	0%
Expected volatilities	39%	76%
Risk-free interest rate	3.26%, 3.32%, 3.25%, 3.17%	0.09%, 0.27%,0.31%,0.35%
Expected life (in years)	.25, .50, .75, 1	.25, .50, .75, 1
     Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of grant (January 1).
     Common stock grants
     The Company granted 271,500 shares of restricted common stock to certain officers and employees during the first quarter of 2009 and none in the second quarter of 2009. The restricted stock vests in 25% increments over four years. The Company recorded $392,000 and $255,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2008 and 2009, respectively, and $591,000 and $506,000 in pre-tax compensation expense for the six months ended June 30, 2008 and 2009, respectively, related to the vesting of officer and employee restricted stock awards.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended June 30, 2008 and 2009, the Company issued 7,111 and 16,517 shares of unrestricted common stock to directors in lieu of payment in cash for their fees. During the six months ended June 30, 2008 and 2009, the Company issued unrestricted common stock to directors totaling 10,394 and 41,921 shares, respectively, in lieu of payment in cash for their fees. Additionally, the non-executive officer directors received a grant of 3,000 shares of unrestricted stock on the date of the annual stockholder meeting, which occurs in May. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted shares valued in total at $200,000. One-half of those shares vested immediately; the remainder vest over two years. The Company recorded $173,000 and $132,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2008 and 2009, respectively, and $239,000 and $295,000 in pretax compensation expense for the six months ended June 30, 2008 and 2009, respectively, related to the Director stock awards.
     As of June 30, 2009, there was $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.9 years.

12. SHARE REPURCHASE PROGRAM
     During 2008 the Board of Directors approved two share repurchase programs authorizing the Company to purchase in the aggregate $10 million of the Company’s common stock. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During the three and six months ended June 30, 2009, the Company repurchased 672,994 and 1,022,384 shares of Common Stock at an aggregate cost of $2,118,648 and $2,840,525 and at an average cost per share of $3.15 and $2.78, respectively. The repurchased shares are held as treasury stock.
13. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Senior Vice President and General Counsel. The firm was used for various legal matters during the periods. During the six months ended June 30, 2008 and 2009, the Company paid the law firm $277,000 and $461,000, respectively.
14. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2009	$66,636	$23,717	$—	$90,353
Six months ended June 30, 2008	$69,168	$20,712	$—	$89,880

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2009	$19,952	$4,160	$(16,738)	$7,374
Six months ended June 30, 2008	$20,353	$3,097	$(17,999)	$5,451

Total assets:
June 30, 2009	$350,310	$198,178	$28,799	$577,287
December 31, 2008	$347,906	$181,408	$30,979	$560,293
15. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Revenues
Goods
Funeral	$13,129	$13,147	$28,079	$27,497
Cemetery	7,073	9,366	13,762	16,688

Total goods	$20,202	$22,513	$41,841	$44,185

Services
Funeral	$19,022	$18,649	$41,089	$39,139
Cemetery	3,513	3,388	6,950	7,029

Total services	$22,535	$22,037	$48,039	$46,168

Total revenues	$42,737	$44,550	$89,880	$90,353

Cost of revenues
Goods
Funeral	$11,418	$10,990	$23,183	$22,517
Cemetery	5,595	6,495	10,708	12,135

Total goods	$17,013	$17,485	$33,891	$34,652

Services
Funeral	$10,130	$9,462	$20,060	$19,236
Cemetery	2,286	2,053	4,467	4,372

Total services	$12,416	$11,515	$24,527	$23,608

Total cost of revenues	$29,429	$29,000	$58,418	$58,260

     The cost of revenues, for purposes of this supplemental disclosure, include only field costs and expenses allocable between products in the funeral and cemetery segments.
16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the six months ended
	June 30,
	2008	2009
Cash paid for interest and financing costs	$9,007	$8,983
Cash paid for income taxes	542	163
Fair value of stock issued to officers or directors	1,170	797
Restricted common stock withheld for payroll taxes	93	7
Net (deposits) withdrawals (into) from preneed funeral trusts	(71)	4,609
Net withdrawals from preneed cemetery trusts	1,091	4,020
Deposits into perpetual care trusts	(580)	(3,858)
Net decrease (increase) in preneed funeral receivables	3,737	(266)
Net decrease (increase) in preneed cemetery receivables	405	(1,835)
Net withdrawals of receivables from preneed funeral trusts	1,098	133
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	(8,695)	7
Net change in preneed cemetery receivables increasing deferred revenue	2,216	583
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	71	(4,609)
Net withdrawals in cemetery trust accounts decreasing deferred cemetery receipts	(1,091)	(4,020)
Net deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	485	3,940

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities within the funeral and cemetery trusts	80,625	39,143
Purchases of available for sale securities within the funeral and cemetery trusts	97,243	42,783

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2009, we operated 134 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
     We have implemented several significant long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as “Being the Best,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the “Being the Best” operating model and standards have driven significant changes in our organization, leadership and operating practices.
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
     Funeral Operations
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional burial and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     Our same store volumes have declined gradually each year from 21,568 in 2005 to 20,900 in 2008 (compound annual decline of 1.0%) consistent with a period of weak death rates nationally and the loss of market share in certain markets. Our same store funeral operations have increased revenue steadily from $109.4 million in 2005 to $115.7 million in 2008 (compound annual increase of 1.9%) because we have been able to increase the average revenue per funeral through expanded service offerings and packages. We experienced a dramatic decline of 7.0% in volumes in comparing the first six months of 2009 to the first six months of 2008 because the strong flu season during the first quarter 2008 period did not repeat itself in 2009. As a result, funeral revenues for the six months ended June 30, 2009 were down 3.7% compared to the six months ended June 30, 2008.
     The percentage of funeral services involving cremations has increased from 33.1% for 2005 to 39.8% for 2008, an average increase of 223 basis points per year, and to 41.6% for the first six months of 2009. We expect our average revenue per funeral to increase over time as we seek to provide increased services to our cremation families in order to offset higher cremation rates.
     Cemetery Operations
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 60% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Approximately 10% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our same store cemetery financial performance from 2005 through 2008 was characterized by fluctuating revenues and slightly declining field level profit margins. Revenues and profits on a same store basis have increased 17.7% and 36.8%, respectively, for the first six months of 2009 compared to the same period of 2008 primarily due to higher preneed property sales. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2009 is designed to expand our cemetery product offerings.
     Acquisitions
     Our growth strategy includes the execution of the Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the price we are willing to pay. Those criteria are:
•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2007, we completed seven acquisitions. The consideration paid in each of the acquisitions was cash. We have not incurred any debt to buy these businesses. We did not acquire any businesses in 2008 or to date in 2009, but are actively involved in seeking out and evaluating potential acquisitions. Our five year goal is to acquire approximately $10 million of annualized revenue each year.
     Financial Highlights
     Net income for the three months ended June 30, 2009 totaled $2.0 million, equal to $0.12 per diluted share. Net income from continuing operations for the second quarter of 2008 totaled $43,000, equal to $0.00 per diluted share, and the net loss for the second quarter of 2008 was $1.4 million, equal to $(0.07) per diluted share. We sold two funeral homes, during the three months ended June 30, 2008, at a loss of $1.4 million, which generated the loss from discontinued operations of $0.07 per diluted share. Otherwise, the variance between the two periods was primarily due to higher cemetery revenues and lower general and administrative expenses. Net income for the six months ended June 30, 2008 totaled $4.4 million, equal to $0.25 per diluted share, compared to $1.9 million, equal to $0.10 per diluted share, for the six months ended June 30, 2008. The year over year improvement was due to the absence of the loss from discontinued operations and lower costs and expenses.
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
     Funeral and Cemetery Operations
     We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales generally accepted accounting principles. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized and cash flow from the delivery of merchandise and performance of services related to preneed contracts that were acquired in acquisitions are typically lower than those originated by us.
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
     Goodwill
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2008. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results. We updated the annual impairment test as of December 31, 2008 because the market valuation of the Company declined during the fourth quarter of 2008.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry, which ranged from 6.5 to 9.6 times EBITDA. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for Carriage and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess. Most recently we conducted a review of the funeral home reporting units using June 30, 2009 data, and concluded that there was no impairment of goodwill.
     Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities and account for uncertain tax positions in our financial statements. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions are classified on the balance sheet. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions, that are not certain. Our policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
  Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, an allocation of unrealized gains and losses, income and gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral and cemetery revenues until the service is performed or the merchandise is delivered.
     There is no change in the legal relationships among the trusts, the Company and its customers. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus.
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
     For any business acquired after January 1, 2009, we will recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and six month periods ended June 30, 2008 and 2009. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our senior debt) are referred to as “acquired.”
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit of the Company from its funeral home operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009.

Three months ended June 30, 2008 compared to three months ended June 30, 2009 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$26,724	$26,819	$95	0.4%
Acquired	4,752	4,475	(277)	(5.8)%
Preneed insurance commissions	675	502	(173)	*

Revenues from continuing operations	$32,151	$31,796	$(355)	(1.1)%

Revenues from discontinued operations	$241	$—	$(241)	*

Operating profit:
Same-store	$8,941	$9,769	$828	9.3%
Acquired	1,362	1,521	159	11.7%
Preneed insurance	300	54	(246)	*

Operating profit from continuing operations	$10,603	$11,344	$741	7.0%

Operating profit from discontinued operations	$88	$—	$(88)	*

*	not meaningful
     Funeral same-store revenues for the three months ended June 30, 2009 increased $0.1 million, or 0.4%, when compared to the three months ended June 30, 2008 as we experienced a 4.7% decrease in the number of contracts and an increase of 5.3% to $5,534 in the average revenue per contract for those existing operations. The number of traditional burial contracts decreased 3.8% while the average revenue per burial contract increased 3.7% to $7,859. The cremation rate for the same-store businesses rose from 37.2% to 39.3% and the average revenue per cremation contract increased 3.0%.
     Total same-store operating profit for the three months ended June 30, 2009 increased $0.8 million, or 9.3% from the comparable three months of 2008, and as a percentage of funeral same-store revenue, increased from 33.5% to 36.4% as a function of our ability to reduce operating costs across substantially all expense categories. Same-store controllable expenses, such as salaries and wages, transportation, bad debts, administrative and promotional expenses declined $0.8 million or 6.1%, for the three months ended June 30, 2009, when compared to the three months ended June 30, 2008.
     Funeral acquired revenues for the three months ended June 30, 2009 decreased $0.3 million, or 5.8%, when compared to the three months ended June 30, 2008 as we experienced a 4.8% decrease in the number of contracts and a decrease of 1.0% to $3,971 in the average revenue per contract for those acquired operations. The cremation rate for the acquired businesses was 52.2% for the second quarter of 2009, up from 51.2% in the prior year period, as these businesses are located in higher cremation areas compared to the existing locations. Although the number of cremation contracts declined 3.0%, the average revenue per cremation contract increased 3.2% to $2,284 for the second quarter of 2009 compared to the prior year quarter.
     Acquired operating profit for the three months ended June 30, 2009 increased $0.2 million, or 11.7%, from the comparable three months of 2008, and as a percentage of revenue from acquired businesses, was 34.0% for the second quarter of 2009 compared to 28.7% for the second quarter of 2008 similarly due to the location managing partners focus on managing their costs and expenses lower. In total, controllable expenses were managed 13.0% lower than last year.
     Cremations with services have risen from 35.3% of total cremation contracts in the second quarter of 2008 to 40.4% in the second quarter of 2009.

Six months ended June 30, 2008 compared to six months ended June 30, 2009 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$58,028	$56,274	$(1,754)	(3.0)%
Acquired	9,713	9,272	(441)	(4.5)%
Preneed insurance commissions	1,427	1,090	(337)	*

Revenues from continuing operations	$69,168	$66,636	$(2,532)	(3.7)%

Revenues from discontinued operations	$477	$—	$(477)	*

Operating profit:
Same-store	$22,152	$21,623	$(529)	(2.4)%
Acquired	3,093	3,131	38	1.2%
Preneed insurance	680	129	(551)	*

Operating profit from continuing operations	$25,925	$24,883	$(1,042)	(4.0)%

Operating profit from discontinued operations	$144	$—	$(144)	*

*	not meaningful
     Funeral same-store revenue for the six months ended June 30, 2009 decreased $1.8 million, or 3.0%, when compared to the six months ended June 30, 2008 as we experienced a 7.5% decrease in the number of contracts and a 4.8% increase in the average revenue per contract to $5,593. The number of burial contracts declined 7.0% while the average revenue for burial contracts increased 3.6% to $7,886. The number of cremation contracts decreased 3.2% and the average revenue per cremation contract increased 3.0% to $2,957. The variance in volumes was influenced primarily due to a significant flu season during the first quarter of 2008 compared to practically no flu season to date in the current year.
     Funeral same-store operating profit for the six months ended June 30, 2009 declined $0.5 million, or 2.4%, when compared to the six months ended June 30, 2008, primarily due to the $1.8 million decline in revenues. Field location controllable expenses were reduced by $1.4 million, equal to 5.7%.
     Acquired funeral homes generated $9.3 million in revenue, equal to 13.9% of our funeral home revenue, and $3.1 million in operating profit, equal to 12.6% of our funeral home gross profit. Year to date, the average revenue per contract is $4,000, and the cremation rate is 52.5%. The average revenue per cremation contract increased 8.0% year over year.
Cemetery Segment. The following table sets forth certain information regarding the revenues and operating profit of the Company from its cemetery operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2009.
Three months ended June 30, 2008 compared to three months ended June 30, 2009 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$8,163	$9,893	$1,730	21.2%
Acquired	1,380	1,843	463	33.6%
Financial	1,043	1,018	(25)	(2.4)%

Revenues from continuing operations	$10,586	$12,754	$2,168	20.5%

Revenues from discontinued operations	$—	$—	$—	*

Operating profit:
Same-store	$1,286	$2,657	$1,371	106.6%
Acquired	376	531	155	41.2%
Financial	1,043	1,018	(25)	(2.4)%

Operating profit from continuing operations	$2,705	$4,206	$1,501	55.5%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful

     Cemetery same-store revenues for the three months ended June 30, 2009 increased $1.7 million, or 21.2% compared to the three months ended June 30, 2008, the majority ($1.2 million) of which was due to higher revenues at two of our largest businesses, Rolling Hills Memorial Park and Ft. Lauderdale Cemeteries, where new sales managers and larger staffs have been employed over the last twelve months. Same-store revenue from preneed property sales increased $2.6 million which was driven by a 47.4% increase in the number of interment rights (property) sold and a 20.0% increase in the average price per interment. Revenue from preneed merchandise and services deliveries decreased $0.5 million and same-store at-need revenues declined $0.4 million because of the year over year decline in the number of deaths.
     Cemetery same-store operating profit for the three months ended June 30, 2009 increased $1.4 million, or 106.6%. As a percentage of revenues, cemetery same store operating profit increased from 15.8% to 26.9%. Promotional expenses (primarily preneed sales commissions) increased $0.8 million in connection with the higher preneed sales volumes. Tighter management over controllable expense such as facilities, transportation and general and administrative costs produced a decline of $0.4 million, or 10.9% in that category of expenses.
     Cemetery acquired revenues for the three months ended June 30, 2009 increased $0.5 million compared to the three months ended June 30, 2008. Acquired revenue from preneed property sales increased $0.3 million and preneed revenue from merchandise and services deliveries increased $0.2 million while at-need revenues remained flat. As a percentage of revenues, cemetery acquired operating profit increased from 27.2% to 28.9%.
     Financial revenues were relatively flat compared to the prior year period. Earnings from perpetual care trust funds totaled $0.6 million for the three months ended June 30, 2009 compared to $0.4 million for the three months ended June 30, 2008. Finance charges on the preneed contracts declined slightly. Trust earnings from the delivery of merchandise and service contracts declined $0.2 million for the three months ended June 30, 2008.
Six months ended June 30, 2008 compared to six months ended June 30, 2009 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$15,580	$18,337	$2,757	17.7%
Acquired	3,004	3,269	265	8.8%
Financial	2,128	2,111	(17)	(0.8)%

Revenues from continuing operations	$20,712	$23,717	$3,005	14.5%

Revenues from discontinued operations	$—	$—	$—	*

Operating profit:
Same-store	$2,468	$4,187	$1,719	69.7%
Acquired	941	912	(29)	(3.1)%
Financial	2,128	2,111	(17)	(0.8)%

Operating profit from continuing operations	$5,537	$7,210	$1,673	30.2%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the six months ended June 30, 2009 increased $2.8 million, or 17.7%, compared to the six months ended June 30, 2008. Preneed property revenue at existing cemeteries increased $3.4 million, or 57.1%, to $9.5 million as the number interments sold on a preneed basis increased 34.2% and the percentage of those we were able to recognize as revenue because we received at least 10% of the sales price from the customer increased from 81.9% to 90.4%. Atneed revenues from property, merchandise and services declined $0.4 million, or 6.2%, as the average sale per atneed contract and the number or interments both declined.
     Cemetery same-store operating profit for the six months ended June 30, 2009 increased $1.7 million, or 69.7%, compared to the six months ended June 30, 2008. Preneed commissions and related costs increased $1.3 million. Otherwise, cost reductions were evident in most categories of costs and expenses.
     Cemetery acquired revenues for the six months ended June 30, 2009 increased $0.3 million, or 8.8%, compared to the six months ended June 30, 2008. Revenue from preneed property sales increased $0.2 million and preneed revenue from merchandise and services deliveries also increased $0.2 million. At-need revenues were relatively flat. As a percentage of revenues, cemetery operating profit decreased from 31.3% to 27.9% primary due to increases of $0.1 million in facilities and grounds expense and general and administrative costs.

     Financial revenues for the six months ended June 30, 2009 remained flat compared to the prior year period. Perpetual care trust fund earnings improved by $0.3 million year over year yet the trust earnings on merchandise and service contracts declined $0.3 million compared to the six months ended June 30, 2009.
     Corporate General, Administrative and Other. Corporate general, administrative and other expenses totaled $3.5 million for the three months ended June 30, 2009, a decrease of $1.2 million compared to the three months ended June 30, 2008. The prior year period included charges totaling $1.1 million in connection with an officer’s termination, litigation costs and other special charges which were absent in the current year quarter.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for the 2009 periods and at 39.5% for the first six months of 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $12.4 million net of unrecognized tax benefits available at June 30, 2009 to offset future Federal taxable income, which expire between 2023 and 2029, if not utilized. Carriage also has approximately $67.1 million of state net operating loss carryforwards that will expire between 2010 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company established a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, we believe the adverse economic conditions in the U.S. will continue to affect our business and may impair our ability to access the capital markets, if needed. Carriage began 2009 with $5.0 million in cash and other liquid investments and ended the second quarter with $5.6 million in cash. The elements of cash flow for the six months ended June 30, 2009 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$5.0
Cash flow from operations	7.0
Cash used for maintenance capital expenditures	(1.6)
Cash used for growth capital expenditures – funeral homes	(0.3)
Cash used for growth capital expenditures – cemeteries	(1.9)
Share repurchase program	(2.8)
Other investing and financing activities, net	0.2

Cash at June 30, 2009	$5.6

     For the six months ended June 30, 2009, cash provided by operating activities was $7.0 million as compared to cash provided of $12.0 million for the six months ended June 30, 2008. The decline of $5.0 million in operating cash flow was primarily due to funding a $3.3 million litigation settlement in the first quarter of 2009 and working capital used to finance growth in preneed cemetery receivables. Capital expenditures totaled $3.8 million for the six months ended June 30, 2009 compared to $7.3 million in the six months ended June 30, 2008. Capital expenditures for the first and second quarters of 2009 included $1.9 million for cemetery inventory development projects.
     The outstanding principal of senior debt at June 30, 2009 totaled $137.2 million and consisted of $130.0 million in Senior Notes maturing in 2015 and $7.2 million in acquisition indebtedness and capital lease obligations.
     The Company has a $20 million senior secured revolving credit facility that matures in April 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the credit facility will bear interest at either prime or LIBOR options. At June 30, 2009, the LIBOR option was set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.1 million in letters of credit that are outstanding.
     A total of $93.8 million was outstanding at June 30, 2009 on the convertible junior subordinated debentures. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
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
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 12 to the consolidated financial statements, we have a share repurchase program for which the Board of Directors approved purchases of its Common Stock. At June 30, 2009, approximately $1.4 million was still available for the Company to spend under the program.
     We believe our cash on hand, cash flow from operations, and the credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months. We expect to renew the revolving credit facility during the next six months. However, should the current economic crisis continue for a significant period of time or if the economic crisis worsens significantly, conditions may negatively affect our ability to refinance our debt in future periods.
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
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At June 30, 2009, the estimated fair value of these securities was approximately $98.8 million based on available quotes.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $49.4 million at June 30, 2009 based on available broker quotes of the corresponding preferred securities issued by the Trust.

Item 4.	Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As discussed in Note 12 to the consolidated financial statements, the Company currently has a share repurchase program under which the Company may purchase its Common Stock. Pursuant to the program, we repurchased the following shares during the period covered by this quarterly report:

			Total Number of	Dollar Value
			Shares Purchased as	of Shares That
	Total	Average	Part of Publicly	May Yet Be
	Number of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
April 1, 2009 –April 30, 2009	161,039	$2.26	161,039	$3,173,052
May 1, 2009 –May 31, 2009	345,413	$3.30	345,413	$2,034,214
June 1, 2009 – June 30, 2009	166,542	$3.69	166,542	$1,419,033

Total for quarter ended June 30, 2009	672,994		672,994

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     The Company’s 2009 annual meeting was held on May 19, 2009. The voting tabulation was as follows:
1. Director election:

	Number of Votes	Number of Votes
Name of Nominee	For	Withheld
Melvin C. Payne	12,271,213	2,647,594

Richard W. Scott	14,785,471	133,336

	Number of Votes	Number of Votes	Number of Votes
	For	Against	Abstain
2. Ratification of the selection of KPMG LLP	14,857,336	36,066	25,404

The terms of the following directors continue after the meeting as follows:

Expiration of Term at
Director	Annual Shareholder’s Meeting
L. William Heiligbrodt	2010
Vincent D. Foster	2010
Ronald A. Erickson	2011

Item 5.	Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.

Item 6.	Exhibits

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date: August 7, 2009	/s/ Terry E. Sanford
Terry E. Sanford Senior Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350