Form 10-Q
period 2009-09-30
CARRIAGE SERVICES INC
filed 2009-11-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 2, 2009 was 17,327,262.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$3,256
Accounts receivable, net of allowance for bad debts of $833 in 2008 and $873 in 2009	14,637	14,451
Inventories and other current assets	15,144	12,458

Total current assets	34,788	30,165

Preneed cemetery trust investments	44,375	64,326
Preneed funeral trust investments	55,150	71,694
Preneed receivables, net of allowance for bad debts of $847 in 2008 and $1,149 in 2009	13,783	16,413
Receivables from preneed funeral trusts	12,694	12,507
Property, plant and equipment, net of accumulated depreciation of $59,324 in 2008 and $64,521 in 2009	126,164	123,909
Cemetery property	70,213	71,171
Goodwill	164,515	164,515
Deferred charges and other non-current assets	12,293	10,515
Cemetery perpetual care trust investments	26,318	38,498

Total assets	$560,293	$603,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$815	$557
Accounts payable	5,128	4,736
Accrued liabilities	20,732	12,306

Total current liabilities	26,675	17,599
Senior long-term debt, net of current portion	132,345	132,083
Convertible junior subordinated debentures due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,572	4,455
Deferred preneed cemetery revenue	49,527	49,807
Deferred preneed funeral revenue	24,111	24,399
Deferred preneed cemetery receipts held in trust	44,375	64,326
Deferred preneed funeral receipts held in trust	55,150	71,694
Care trusts’ corpus	26,078	38,450

Total liabilities	456,583	496,563

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,562,000 and 20,202,000 shares issued at December 31, 2008 and September 30, 2009, respectively	196	202
Additional paid-in capital	195,104	196,552
Accumulated deficit	(86,050)	(80,813)
Treasury stock, at cost; 1,731,000 and 2,862,000 shares at December 31, 2008 and September 30, 2009, respectively	(5,740)	(8,991)

Total stockholders’ equity	103,510	106,950

Total liabilities and stockholders’ equity	$560,293	$603,713

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Revenues:
Funeral	$31,596	$30,580	$100,764	$97,216
Cemetery	11,616	11,587	32,328	35,304

	43,212	42,167	133,092	132,520
Field costs and expenses:
Funeral	21,587	20,191	64,832	61,944
Cemetery	8,301	8,386	23,476	24,893
Depreciation and amortization	2,270	2,043	6,540	6,617
Regional and unallocated funeral and cemetery costs	1,837	1,576	5,309	4,769

	33,995	32,196	100,157	98,223

Gross profit	9,217	9,971	32,935	34,297
Corporate costs and expenses:
General, administrative and other	4,114	3,530	12,541	10,621
Home office depreciation and amortization	400	398	1,204	1,223

	4,514	3,928	13,745	11,844

Operating Income	4,703	6,043	19,190	22,453
Interest expense	4,525	4,598	13,701	13,857
Interest income and other, net	(83)	(1)	(224)	(224)

Total interest and other	4,442	4,597	13,477	13,633

Income from continuing operations before income taxes	261	1,446	5,713	8,820
Provision for income taxes	103	586	2,256	3,572

Net income from continuing operations	158	860	3,457	5,248
Loss from discontinued operations, net of tax	—	—	(1,390)	—

Net income	158	860	2,067	5,248
Preferred stock dividend	4	4	8	11

Net income available to common stockholders	$154	$856	$2,059	$5,237

Basic earnings (loss) per common share:
Continuing operations	$0.01	$0.05	$0.18	$0.30
Discontinued operations	—	—	(0.07)	—

Net income	$0.01	$0.05	$0.11	$0.30

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$0.05	$0.18	$0.29
Discontinued operations	—	—	(0.07)	—

Net income	$0.01	$0.05	$0.11	$0.29

Weighted average number of common and common equivalent shares outstanding:
Basic	19,279	17,379	19,351	17,658

Diluted	19,565	17,600	19,725	17,822

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months
	ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$2,067	$5,248
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	1,390	—
Depreciation and amortization	7,388	7,498
Amortization of deferred financing costs	536	587
Provision for losses on accounts receivable	2,969	1,445
Stock-based compensation expense	1,235	1,252
Deferred income taxes	2,179	3,572
Other	(78)	(108)
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions and dispositions:
Accounts and preneed receivables	6,773	(3,468)
Inventories and other current assets	446	283
Deferred charges and other	60	(108)
Preneed funeral and cemetery trust investments	1,584	7,336
Accounts payable and accrued liabilities	(3,963)	(5,720)
Litigation settlement	—	(3,300)
Deferred preneed funeral and cemetery revenue	(8,965)	780
Deferred preneed funeral and cemetery receipts held in trust	(1,566)	(7,379)
Net cash provided by operating activities of discontinued operations	156	—

Net cash provided by operating activities	12,211	7,918

Cash flows from investing activities:
Net proceeds from sale of assets	—	66
Capital expenditures	(9,647)	(6,064)
Net cash provided by investing activities of discontinued operations	1,029	—

Net cash used in investing activities	(8,618)	(5,998)

Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(976)	(557)
Proceeds from the exercise of stock options and employee stock purchase plan	584	242
Purchase of treasury stock	(3,382)	(3,251)
Dividend on redeemable preferred stock	(8)	(11)
Payment of loan fees	—	(94)

Net cash used in financing activities	(3,782)	(3,671)

Net decrease in cash and cash equivalents	(189)	(1,751)
Cash and cash equivalents at beginning of period	3,446	5,007

Cash and cash equivalents at end of period	$3,257	$3,256

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of September 30, 2009, the Company owned and operated 134 funeral homes in 25 states and 32 cemeteries in 11 states.
     Principles of Consolidation
     The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2008 and 2009 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying consolidated financial statements have been prepared consistent with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction therewith.
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
     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans, which are described in more detail in Note 17 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2008. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued to employees over the period of vesting and applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employee services. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 11 to the consolidated financial statements herein for additional information of the Company’s stock-based compensation plans.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Business Combinations
     Tangible and intangible assets acquired and liabilities assumed have historically been recorded at fair value and goodwill has been recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimated our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we adjusted goodwill, assets, or liabilities associated with the acquisition.
     For any business acquired after January 1, 2009, we recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized as expense separately from the acquisition.
     Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date applicable only for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 8. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
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

     Accounting for Income Tax Uncertainties
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax position should be classified on the balance sheet. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. The effect of recognizing the tax benefits of uncertain tax positions for the nine months ended September 30, 2009 was not material to the Company’s operations.
     The Company has unrecognized tax benefits for Federal and State income tax purposes totaling approximately $7 million as of September 30, 2009, resulting from deductions of approximately $18 million on Federal returns and $16 million on various state returns. The Company has federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has previously reduced its taxes payable by deductions that are not considered more likely than not.
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
     Management of the Company evaluated events and transactions during the period beginning September 30, 2009 through November 6, 2009, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements covered by this report.
     See Note 17 to the consolidated financial statements for the required information of the Company’s subsequent events.
     Variable Interest Entities
     New guidance amends the current practice of accounting for variable interest entities (VIE) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance is effective for us beginning January 1, 2010 in which we do not expect to have a material impact on our consolidated financial statements.
3. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital to the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     Two funeral home businesses were sold during the second quarter of 2008 for approximately $1.0 million, from which a net loss of $1.4 million was recorded. No businesses were sold during the nine months ended September 30, 2009.
     No businesses were held for sale at December 31, 2008 and September 30, 2009.
4. PRENEED TRUST INVESTMENTS
     Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at September 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,609	$—	$—	$1,609
Fixed income securities:
Corporate	24,789	6,422	(42)	31,169
Other	3	1	—	4
Common stock	21,467	6,440	(607)	27,300
Mutual funds:
Equity	3,345	184	—	3,529

Trust investments	$51,213	$13,047	$(649)	$63,611

Accrued investment income	$715			$715

Trust assets				$64,326

Market value as a percentage of cost				125.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,113
Due in five to ten years	6,355
Thereafter	21,705

$31,173

     Preneed funeral trust investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The cost and market values associated with preneed funeral trust investments at September 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$12,204	$—	$—	$12,204
Fixed income securities:
U.S. Treasury	6,003	239	(4)	6,238
Corporate	17,094	5,325	(37)	22,382
US Agency Obligations	801	54	—	855
Common stock	15,049	6,356	(282)	21,123
Mutual funds:
Equity	6,235	3	(1,222)	5,016
Fixed Income	3,204	219	(53)	3,370

Trust investments	$60,590	$12,196	$(1,598)	$71,188

Accrued net investment income	$506			$506

Trust assets				$71,694

Market value as a percentage of cost				118.3%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,323
Due in one to five years	7,406
Due in five to ten years	4,606
Thereafter	16,140

$29,475

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
     Trust Investment Security Transactions
     Cemetery and funeral trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Investment income	$1,044	$1,501	$3,648	$4,040
Realized gains	144	1,533	516	2,547
Realized losses	(459)	(3,150)	(592)	(12,313)
Expenses	(348)	(327)	(1,565)	(978)
(Increase) decrease in deferred preneed funeral and cemetery receipts held in trust	(381)	443	(2,007)	6,704

	$—	$—	$—	$—

5. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	September 30,
	2008	2009
Amount due from preneed funeral trust funds	$14,138	$13,929
Less: allowance for contract cancellation	(1,444)	(1,422)

	$12,694	$12,507

6. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $195 million and $196 million at December 31, 2008 and September 30, 2009, respectively, and are not included in the Company’s balance sheet.

7. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2009 are detailed below (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to care trusts’ corpus.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,848	$—	$—	$1,848
Fixed income securities:
Corporate	16,436	3,892	(27)	20,301
Common stock	13,972	2,039	(648)	15,363
Mutual funds:
Equity	295	—	(112)	183
Fixed income	473	—	(135)	338

Trust investments	$33,024	$5,931	$(922)	$38,033

Accrued net investment income	$465			$465

Trust assets				$38,498

Market value as a percentage of cost				116.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,997
Due in five to ten years	4,550
Thereafter	13,754

$20,301

     Cemetery care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of cemetery care trusts’ as of December 31, 2008 and September 30, 2009 are as follows (in thousands):

	December 31,	September 30,
	2008	2009
Trust assets, at market value	$26,318	$38,498
Pending withdrawal from trust	(240)	(48)

Care trusts’ corpus	$26,078	$38,450

     Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in interest income and other, net in the Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30
	2008	2009	2008	2009
Undistributable realized gains	$34	$1,652	$129	$1,831
Undistributable realized losses	(31)	(1,184)	(96)	(3,152)
Decrease (increase) in care trusts’ corpus	(3)	(468)	(33)	1,321

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands).

	For the three months		For the nine months
	ended September 30,		ended September 30
	2008	2009	2008	2009
Investment income	$489	$627	$1,069	$1,795
Realized gains	—	—	509	154
Expenses	(80)	(63)	(280)	(158)

Total	$409	$564	$1,298	$1,791

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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on the consolidated balance sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include Common Stock, certain fixed income securities, and most equity and fixed income mutual funds;
•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax status. Our investments classified as Level 2 securities consist primarily of corporate bonds and fixed income preferred securities; and
•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of September 30, 2009, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The table below presents information about our investments measured at fair value (in thousands) on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of September 30, 2009. Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of September 30, 2009, the Company did not have any liabilities measured at fair value.

	Fair Value Measurements (in thousands) Using
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Fixed income securities	$7,093	$73,856	$—	$80,949
Common stock	63,786	—	—	63,786
Mutual funds and other	8,727	3,709	—	12,436

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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. The Court has not yet ruled on plaintiffs’ motion to amend. In April 2009, two defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. The Company did not join in these motions. Currently, the litigation is in the discovery stage, and Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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

11. STOCK-BASED COMPENSATION
     Stock options and employee stock purchase plan
     No stock options were awarded during the nine months ended September 30, 2009. For the third quarter of 2009, employees purchased a total of 49,149 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $1.82 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $37,000 and $30,000 for the three months ended September 30, 2008 and 2009, respectively, and $145,000 and $151,000 for the nine months ended September 30, 2008 and 2009, respectively. As of September 30, 2009, all outstanding stock options have vested.
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
     Common stock grants
     The Company granted 271,500 shares of restricted common stock to certain officers and employees during the first quarter of 2009. The restricted stock vests in 25% increments over four years. The Company recorded $240,000 and $242,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2008 and 2009, respectively, and $831,000 and $748,000 in pre-tax compensation expense for the nine months ended September 30, 2008 and 2009, respectively, related to the vesting of officer and employee restricted stock awards.
     Directors may elect to receive all or a portion of their fees in stock. During the three months ended September 30, 2008 and 2009, the Company issued 4,918 and 9,797 shares of unrestricted common stock to directors in lieu of payment in cash for their fees. During the nine months ended September 30, 2008 and 2009, the Company issued unrestricted common stock to directors totaling 15,312 and 51,718 shares, respectively, in lieu of payment in cash for their fees. Additionally, the non-executive officer directors received a grant of 3,000 shares of unrestricted stock on the date of the annual stockholder meeting, which occurred in May. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted shares valued in total at $200,000. One-half of those shares vested immediately; the remainder vest over two years. The Company recorded $48,000 and $68,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2008 and 2009, respectively, and $287,000 and $363,000 in pretax compensation expense for the nine months ended September 30, 2008 and 2009, respectively, related to the Director stock awards.
     As of September 30, 2009, there was $2.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.1 years.
12. SHARE REPURCHASE PROGRAM
     During 2008 the Board of Directors approved two share repurchase programs authorizing the Company to purchase in the aggregate $10 million of the Company’s common stock. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During the three and nine months ended September 30, 2009, the Company repurchased 108,544 and 1,130,928 shares of Common Stock at an aggregate cost of $409,721 and $3,250,246 and at an average cost per share of $3.77 and $2.87, respectively. The repurchased shares are held as treasury stock. At September 30, 2009, approximately $1.0 million was still available for the Company to spend under the program.

13. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Senior Vice President and General Counsel. The firm was used for various legal matters during the periods. During the nine months ended September 30, 2008 and 2009, the Company paid the law firm $0.7 million and $0.3 million, respectively.
14. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2009	$97,216	$35,304	$—	$132,520
Nine months ended September 30, 2008	$100,764	$32,328	$—	$133,092

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2009	$28,026	$5,900	$(25,106)	$8,820
Nine months ended September 30, 2008	$27,546	$5,013	$(26,846)	$5,713

Total assets:
September 30, 2009	$360,068	$217,121	$26,524	$603,713
December 31, 2008	$347,906	$181,408	$30,979	$560,293
15. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Revenues
Goods
Funeral	$12,807	$12,628	$40,886	$40,125
Cemetery	7,788	7,825	22,090	24,513

Total goods	$20,595	$20,453	$62,976	$64,638

Services
Funeral	$18,789	$17,952	$59,878	$57,091
Cemetery	3,828	3,762	10,238	10,791

Total services	$22,617	$21,714	$70,116	$67,882

Total revenues	$43,212	$42,167	$133,092	$132,520

Cost of revenues
Goods
Funeral	$11,256	$10,757	$34,441	$33,275
Cemetery	5,963	5,945	17,010	18,084

Total goods	$17,219	$16,702	$51,451	$51,359

Services
Funeral	$10,331	$9,434	$30,391	$28,669
Cemetery	2,338	2,441	6,466	6,809

Total services	$12,669	$11,875	$36,857	$35,478

Total cost of revenues	$29,888	$28,577	$88,308	$86,837

     The cost of revenues, for purposes of this supplemental disclosure, include only field costs and expenses allocable between products in the funeral and cemetery segments.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	For the nine months ended
	September 30,
	2008	2009
Cash paid for interest and financing costs	$16,011	$15,961
Cash paid for income taxes	831	207
Fair value of stock issued to officers or directors	1,227	797
Restricted common stock withheld for payroll taxes	133	40
Net withdrawals from preneed funeral trusts	1,056	1,765
Net withdrawals from preneed cemetery trusts	1,121	3,096
Net decrease (increase) in preneed funeral receivables	4,323	(81)
Net decrease (increase) in preneed cemetery receivables	547	(2,314)
Net withdrawals of receivables from preneed funeral trusts	1,418	187
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	(9,569)	288
Net change in preneed cemetery receivables increasing deferred revenue	248	492
Net withdrawals from preneed funeral trust accounts decreasing deferred preneed funeral receipts	(1,056)	(1,765)
Net withdrawals in cemetery trust accounts decreasing deferred cemetery receipts	(1,121)	(3,096)
Net deposits (withdrawals) into (from) perpetual care trust accounts increasing (decreasing) perpetual care trusts’ corpus	18	(48)

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities within the funeral and cemetery trusts	108,724	64,079
Purchases of available for sale securities within the funeral and cemetery trusts	126,994	48,989
17. SUBSEQUENT EVENTS
     Effective November 4, 2009 the Company entered into an amendment to its Bank credit facility. The amended credit facility matures November 4, 2012 and contains commitments from the banks for an aggregate of $40 million with an accordion provision for up to an additional $20 million. During the fourth quarter of fiscal year 2009, the Company expects to incur a charge for the loss on early extinguishment of debt of approximately $72,000 to write-off the remaining unamortized fees on the prior amendments to the credit facility. The fees related to the amendment will be approximately $380,000 and will be amortized over the life of the amendment.

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
Cautionary Statements
     We caution readers that important factors, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. Risks associated with our business and the death care industry are presented in Item 1A — Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2008.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2009, we operated 134 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted or coordinated through our home office in Houston, Texas.
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
     Our same store volumes have declined gradually each year from 21,568 in 2005 to 20,900 in 2008 (compound annual decline of 1.0%) consistent with a period of weak death rates nationally and the loss of market share in certain markets. Our same store funeral operations have increased revenue steadily from $109.4 million in 2005 to $115.7 million in 2008 (compound annual increase of 1.9%) because we have been able to increase the average revenue per funeral through expanded service offerings and packages. We experienced a decline of 6.0% in volumes in comparing the first nine months of 2009 to the first nine months of 2008, in part because the strong flu season during the first quarter 2008 period did not repeat itself in 2009. As a result, funeral revenues for the nine months ended September 30, 2009 were down 3.5% compared to the nine months ended September 30, 2008.

     The percentage of funeral services involving cremations has increased from 33.1% for 2005 to 39.8% for 2008, an average increase of 223 basis points per year, and to 41.9% for the first nine months of 2009. We expect our average revenue per funeral to increase over time as we seek to provide increased services to our cremation families in order to offset higher cremation rates.
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
     Our same store cemetery financial performance from 2005 through 2008 was characterized by fluctuating revenues and slightly declining field level profit margins. Revenues and profits on a same store basis have increased 11.2% and 48.3%, respectively, for the first nine months of 2009 compared to the same period of 2008 primarily due to higher preneed property sales and better management of costs and expenses. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2009 is designed to expand our cemetery product offerings.
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
     Financial Highlights
     Net income for the three months ended September 30, 2009 totaled $0.9 million, equal to $0.05 per diluted share, compared to net income for the third quarter of 2008 which totaled $0.2 million, equal to $0.01 per diluted share. The variance between the two periods was primarily due to litigation costs and termination expenses that occurred in 2008. Net income for the nine months ended September 30, 2009 totaled $5.2 million, equal to $0.29 per diluted share, compared to $2.1 million, equal to $0.11 per diluted share, for the nine months ended September 30, 2008. We sold two funeral homes, during the second quarter of 2008, at a loss of $1.4 million, which generated the loss from discontinued operations of $0.07 per diluted share. The year over year improvement was due to the absence of the loss from discontinued operations, higher cemetery revenues and lower costs and expenses.
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
     Goodwill
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we perform our annual impairment test of goodwill using information as of August 31, 2009. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for Carriage and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.
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
     Business Combinations
     Tangible and intangible assets acquired and liabilities assumed have historically recorded at fair value and goodwill has been recognized for any difference between the price of the acquisition and our fair value determination. We customarily estimated our purchase costs and other related transactions known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we adjusted goodwill, assets, or liabilities associated with the acquisition.
     For any business acquired after January 1, 2009, we recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized as expense separately from the acquisition.
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
RESULTS OF OPERATIONS
     The following is a discussion of the Company’s results of operations for the three and nine month periods ended September 30, 2008 and 2009. Funeral homes and cemeteries owned and operated for the entirety of each period being compared are referred to as “same-store” or “existing operations.” Funeral homes and cemeteries purchased after January 2005 (date of refinancing our senior debt) are referred to as “acquired.”

     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit of the Company from its funeral home operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2009.
Three months ended September 30, 2008 compared to three months ended September 30, 2009 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$26,657	$25,912	$(745)	(2.8)%
Acquired	4,313	4,185	(128)	(3.0)%
Preneed insurance commissions	626	483	(143)	*

Revenues from continuing operations	$31,596	$30,580	$(1,016)	(3.2)%

Revenues from discontinued operations	$—	$—	$—	*

Operating profit:
Same-store	$8,634	$9,218	$584	6.8%
Acquired	1,260	1,171	(89)	(7.1)%
Preneed insurance	115	—	(115)	*

Operating profit from continuing operations	$10,009	$10,389	$380	3.8%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Funeral same-store revenues for the three months ended September 30, 2009 decreased $0.7 million, or 2.8%, when compared to the three months ended September 30, 2008 as we experienced a 5.4% decrease in the number of contracts and an increase of 2.6%, to $5,565, in the average revenue per contract for those existing operations. The number of traditional burial contracts decreased 7.5% while the average revenue per burial contract increased 2.6% to $7,968. The cremation rate for the same-store businesses rose from 37.7% to 39.8%. The average revenue per cremation contract increased 8.2% to $3,076 and the number of cremation contracts was approximately the same.
     Total same-store operating profit for the three months ended September 30, 2009 increased $0.6 million, or 6.8%, from the comparable three months of 2008, and as a percentage of funeral same-store revenue, increased from 32.4% to 35.6% as a function of our ability to reduce operating costs across substantially all expense categories. Same-store controllable expenses, such as salaries and wages, transportation and administrative expenses declined $0.7 million, or 6.0%, for the three months ended September 30, 2009, when compared to the three months ended September 30, 2008. Additionally, the Company self-insures a substantial portion of its property, casualty and general liability risks and realized a decrease in those costs of approximately $0.5 million compared to the prior year period.
     Funeral acquired revenues for the three months ended September 30, 2009 decreased $0.1 million, or 3.0%, when compared to the three months ended September 30, 2008 as we experienced a 2.4% increase in the number of contracts and a decrease of 5.4%, to $3,894, in the average revenue per contract for those acquired operations. The cremation rate for the acquired businesses was 54.6% for the third quarter of 2009, up from 49.8% in the prior year period, as these businesses are located in higher cremation areas compared to the existing locations. Although the number of cremation contracts increased 12.5%, the average revenue per cremation contract of $2,115 declined slightly for the third quarter of 2009 compared to the prior year quarter.
     Acquired operating profit for the three months ended September 30, 2009 decreased $0.1 million, or 7.1%, from the comparable three months of 2008, and as a percentage of revenue from acquired businesses, was 28.0% for the third quarter of 2009 compared to 29.2% for the third quarter of 2008. In total, controllable expenses for acquired funeral home operation were managed $0.1 million lower than last year.
     For the Funeral Home Segment in total, cremations with services have risen to 42.3% of total cremation contracts in the third quarter of 2009 from 34.7% in the third quarter of 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2009 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$84,685	$82,186	$(2,499)	(2.9)%
Acquired	14,026	13,457	(569)	(4.1)%
Preneed insurance commissions	2,053	1,573	(480)	*

Revenues from continuing operations	$100,764	$97,216	$(3,548)	(3.5)%

Revenues from discontinued operations	$477	$—	$(477)	*

Operating profit:
Same-store	$30,778	$30,841	$63	0.2%
Acquired	4,353	4,302	(51)	(1.2)%
Preneed insurance	801	129	(672)	*

Operating profit from continuing operations	$35,932	$35,272	$(660)	(1.8)%

Operating profit from discontinued operations	$146	$—	$(146)	*

*	not meaningful
     Funeral same-store revenue for the nine months ended September 30, 2009 decreased $2.5 million, or 2.9%, when compared to the nine months ended September 30, 2008, as we experienced a 6.8% decrease in the number of contracts and a 4.1% increase in the average revenue per contract to $5,584. The number of burial contracts declined 7.2% while the average revenue for burial contracts increased 3.3% to $7,911. The number of cremation contracts decreased 2.2% while the average revenue per cremation contract increased 4.6% to $2,995.
     Funeral same-store operating profit for the nine months ended September 30, 2009 increased $0.1 million, or 0.2%, when compared to the nine months ended September 30, 2008. Despite the $2.5 million decline in revenues, field location controllable expenses were reduced by $2.1 million, equal to 5.8%.
     Acquired funeral homes generated $13.5 million in revenue, equal to 13.9% of our funeral home revenue, and $4.3 million in operating profit, equal to 12.2% of our funeral home operating profit. Year to date, the average revenue per contract is $3,966, and the cremation rate is 53.2%. The average revenue per cremation contract increased 5.2% year over year.
Cemetery Segment. The following table sets forth certain information regarding the revenues and operating profit of the Company from its cemetery operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2009.
Three months ended September 30, 2008 compared to three months ended September 30, 2009 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$8,898	$8,881	$(17)	(0.2)%
Acquired	1,628	1,532	(96)	(5.9)%
Financial	1,090	1,174	84	7.7%

Revenues from continuing operations	$11,616	$11,587	$(29)	(0.2)%

Revenues from discontinued operations	$—	$—	$—	*

Operating profit:
Same-store	$1,580	$1,825	$245	15.5%
Acquired	645	202	(443)	(68.7)%
Financial	1,090	1,174	84	7.7%

Operating profit from continuing operations	$3,315	$3,201	$(114)	(3.5)%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful

     Cemetery same-store revenues for the three months ended September 30, 2009 remained flat compared to the three months ended September 30, 2008. Same-store revenue from preneed property sales increased $0.1 million which was driven by a 28.3% increase in the number of interment rights (property) sold and a 19.3% increase in the average price per interment but the prior period included additional revenue recognized from construction projects that had been presold at certain cemeteries. Revenue from preneed merchandise and services deliveries increased $0.2 million, or 16.8%, and same-store at-need revenues increased slightly.
     Cemetery same-store operating profit for the three months ended September 30, 2009 increased $0.2 million, or 15.5%. As a percentage of revenues, cemetery same store operating profit increased from 17.8% to 20.5%. Promotional expenses (primarily preneed sales commissions) increased $0.4 million in connection with the higher preneed sales volumes. Tighter management over expenses such as salaries and benefits, transportation, bad debts and general and administrative costs produced a decline of $0.7 million in those expenses.
     Cemetery acquired revenues for the three months ended September 30, 2009 decreased $0.1 million compared to the three months ended September 30, 2008. Acquired revenue from preneed property sales decreased $0.1 million and preneed revenue from merchandise and services deliveries increased $0.1 million while at-need revenues also declined $0.1 million. Cemetery acquired operating profit decreased $0.4 million primarily due to an increase of bad debt expense.
     Financial revenues increased $0.1 million compared to the prior year period. Earnings from perpetual care trust funds totaled $0.6 million for the three months ended September 30, 2009 compared to $0.4 million for the three months ended September 30, 2008. Finance charges on the preneed contracts declined approximately $0.1 million. Trust earnings from the delivery of merchandise and service contracts declined slightly for the three months ended September 30, 2009 compared to the same period in 2008.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2009 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2008	2009	Amount	%
Revenues:
Same-store	$24,478	$27,218	$2,740	11.2%
Acquired	4,632	4,801	169	3.6%
Financial	3,218	3,285	67	2.1%

Revenues from continuing operations	$32,328	$35,304	$2,976	9.2%

Revenues from discontinued operations	$—	$—	$—	*

Operating profit:
Same-store	$4,055	$6,012	$1,957	48.3%
Acquired	1,579	1,114	(465)	(29.4)%
Financial	3,218	3,285	67	2.1%

Operating profit from continuing operations	$8,852	$10,411	$1,559	17.6%

Operating profit from discontinued operations	$—	$—	$—	*

*	not meaningful
     Cemetery same-store revenues for the nine months ended September 30, 2009 increased $2.7 million, or 11.2%, compared to the nine months ended September 30, 2008. Preneed property revenue at existing cemeteries increased $3.5 million, or 34.4%, to $13.6 million as the number of interments sold on a preneed basis increased 32.3% and the percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 80.6% to 87.5%. Atneed revenues from property, merchandise and services declined $0.4 million, or 3.7%, as the average sale per atneed contract and the number of interments both declined.
     Cemetery same-store operating profit for the nine months ended September 30, 2009 increased $2.0 million, or 48.3%, compared to the nine months ended September 30, 2008 due primarily to the higher revenues. We also experienced cost reductions of approximately $0.8 million in most categories of costs and expenses.
     Cemetery acquired revenues for the nine months ended September 30, 2009 increased $0.2 million, or 3.6%, compared to the nine months ended September 30, 2008. Revenue from preneed property sales increased $0.1 million and preneed revenue from merchandise and services deliveries also increased $0.3 million. At-need revenues declined $0.1 million compared to the same period in 2008. As a percentage of revenues, cemetery acquired operating profit decreased from 34.1% to 23.2% as we experienced an increase in bad debt expense and property taxes over prior year.

     Financial revenues for the nine months ended September 30, 2009 increased $0.1 million compared to the prior year period. Perpetual care trust fund earnings improved by $0.5 million year over year while the trust earnings on merchandise and service contracts and finances charges decreased $0.4 million compared to the nine months ended September 30, 2009.
     Corporate General, Administrative and Other. Corporate general, administrative and other expenses totaled $3.5 million for the three months ended September 30, 2009, a decrease of $0.6 million compared to the three months ended September 30, 2008. The prior year period included charges totaling $0.8 million in connection with an officer’s termination, litigation costs and other special charges which were absent in the current year quarter.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for the 2009 periods and at 39.5% for the first nine months of 2008. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling $11.8 million net of unrecognized tax benefits available at September 30, 2009 to offset future Federal taxable income, which expire between 2023 and 2029, if not utilized. Carriage also has approximately $67 million of state net operating loss carryforwards that will expire between 2010 and 2029, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, the Company has been carrying a valuation allowance against a substantial portion of the deferred tax asset related to the state operating losses and will recognize those tax benefits only when realized.
LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, we believe the adverse economic conditions in the U.S. will continue to affect our business. Carriage began 2009 with $5.0 million in cash and other liquid investments and ended the third quarter with $3.3 million in cash. The elements of cash flow for the nine months ended September 30, 2009 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$5.0
Cash flow from operations	7.9
Cash used for maintenance capital expenditures	(3.3)
Cash used for growth capital expenditures — funeral homes	(0.4)
Cash used for growth capital expenditures — cemeteries	(2.4)
Share repurchase program	(3.2)
Other investing and financing activities, net	(0.3)

Cash at September 30, 2009	$3.3

     For the nine months ended September 30, 2009, cash provided by operating activities was $7.9 million as compared to cash provided of $12.2 million for the nine months ended September 30, 2008. The decline of $4.3 million in operating cash flow was primarily due to funding a $3.3 million litigation settlement in the first quarter of 2009 and working capital used to finance growth in preneed cemetery receivables. Capital expenditures totaled $6.1 million for the nine months ended September 30, 2009 compared to $9.6 million in the nine months ended September 30, 2008. Capital expenditures for the nine months ended September 30, 2009 included $2.4 million for cemetery inventory development projects.
     The outstanding principal of senior debt at September 30, 2009 totaled $137.2 million and consisted of $130.0 million in Senior Notes maturing in 2015 and $7.2 million in acquisition indebtedness and capital lease obligations.
     The Company has a $20 million senior secured revolving credit facility that matures in April 2010 and is collateralized by all personal property and funeral home real property in certain states. Borrowings under the credit facility will bear interest at either prime or LIBOR options. At September 30, 2009, the LIBOR option was set at LIBOR plus 275 basis points. The revolving credit facility is currently undrawn except for $0.1 million in letters of credit that are outstanding.
     A total of $93.8 million was outstanding at September 30, 2009 on the convertible junior subordinated debentures. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
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
     The Company intends to use its cash, cash flow and proceeds from the sale of businesses to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 12 to the consolidated financial statements, we have a share repurchase program for which the Board of Directors approved purchases of its Common Stock. At September 30, 2009, approximately $1.0 million was still available for the Company to spend under the program.
     We believe our cash on hand, cash flow from operations, and the credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months. We expect to renew the revolving credit facility during the fourth quarter of 2009.
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
     Carriage is currently exposed to market risk primarily related to changes in interest rates related to the Company’s debt, changes in interest rates related to the Company’s short-term investments and changes in the values of securities associated with its preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Market Risk Disclosure” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2008.
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At September 30, 2009, the estimated fair value of these securities was approximately $121.6 million based on available quotes.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $49.7 million at September 30, 2009 based on available broker quotes of the corresponding preferred securities issued by the Trust.

Item 4.	Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As discussed in Note 12 to the consolidated financial statements, the Company currently has a share repurchase program under which the Company may purchase its Common Stock. Pursuant to the program, we repurchased the following shares during the period covered by this quarterly report:

			Total Number of	Dollar Value
			Shares Purchased	of Shares That
	Total	Average	as Part of Publicly	May Yet Be
	Number of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
July 1, 2009 – July 30, 2009	37,600	$3.40	37,600	$1,293,381
August 1, 2009 – August 31, 2009	22,935	$4.00	22,935	$1,201,473
September 1, 2009 – September 30, 2009	48,009	$4.00	48,009	$1,009,312

Total for quarter ended September 30, 2009	108,544		108,544

     On October 8, 2009, Carriage filed Form S-8 to register 1,000,000 to be issued pursuant ot the Carriage Services 2007 Employee Stock Purchase Plan, as previously approved by Carriage’s shareholders.

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

CARRIAGE SERVICES, INC.
Date: November 6, 2009	/s/ Terry E. Sanford
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