Form 10-K
period 2009-12-31
CARRIAGE SERVICES INC
filed 2010-03-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerator filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $54.1 million based on the closing price of $3.57 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of March 3, 2010 was 17,397,337.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2010 annual meeting of stockholders are incorporated in Part III of this Report.

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
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2009, we operated 138 funeral homes in 25 states and 32 cemeteries in 11 states. We primarily serve suburban and rural markets, where we primarily compete with smaller, independent operators, and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are reported in two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complimentary service and merchandise;

•	controlling salary and merchandise costs; and

•	exercising pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization, as evidenced by the statistic that approximately 57% of our cemetery revenues during the year ended December 31, 2009 was generated from preneed sales of interment rights and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) may impact the amount of such cemetery revenues. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 9% of our cemetery revenues during the year ended December 31, 2009 was attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The standards based model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. This model also requires our local and corporate leaders to change our focus from short-term profitability to the drivers of success that create long-term profitability and value for our stockholders. Our operating model emphasizes:

•	decentralized management of our local businesses;

•	financial and operational standards based upon key drivers of success of our best businesses;

•	variable compensation that rewards our managers as if they were owners;

•	finding, developing and retaining the best people in our industry; and

•	information technology designed to support local businesses and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.
     Our business objectives include:
•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustainable increasing earnings and cash flow;

•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary; and

•	executing our Strategic Acquisition Model, a disciplined program that will guide our acquisition and disposition strategies, to change the sustainable earning power profile of our portfolio.
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
     During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. This refinancing represented a milestone. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt and to gain the flexibility to reinvest our cash flow in our core business. We used the net cash proceeds from the offering and our cash flow to grow the Company through selective acquisitions. During 2005, we acquired a funeral business, during 2007 we completed seven acquisitions and in late 2009 we completed two acquisitions. Because there were few acquisition opportunities during 2008 and 2009, we used our cash to repurchase $10 million of our common stock when the price per share was low due to the weak financial market conditions in the economic crisis. Beginning in the latter half of 2008 and continuing through the first half of 2009, we completely repositioned the trust fund investment portfolios to take advantage of what management viewed as pricing dislocations in the financial markets, which resulted, as of year end 2009, in substantial unrealized gains in the portfolios and a much higher level of recurring interest and dividend income. During 2009, we also amended and extended the maturity of our revolving bank credit facility to November 2012 in order to provide financing for future acquisitions. Today, we are focused on being a great operating company and acquiring funeral homes and cemeteries that meet the criteria in our Strategic Acquisition Model.
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
Deaths and Death Rates
     Death rates in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, death rates have trended lower very slightly as the general population is living longer and because of low birth rates in the period from early 1930’s to mid 1940’s during the depression and World War II. The recent trend is projected to reverse in coming years due to the aging of the “baby boomer” generation. Based on data from the National Population Projections released in 2008 by the U.S. Census Bureau, the number of people age 65 and over is expected to increase by approximately 16% from 2010 to 2015, and will increase to 14.4% of the population in 2015 from 13% of the population in 2010.
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
Highly Fragmented Ownership
     We understand that there are approximately 20,900 funeral homes and 10,500 cemeteries in the United States and that the domestic deathcare industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), Stewart Enterprises, Inc., StoneMor Partners L.P. and Carriage Services, Inc. We believe these four companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. Within the independent businesses, there are a number of privately-owned consolidators. SCI acquired what was the second largest public company in the industry at the time, Alderwoods Group, in the latter half of 2006. In October 2009, SCI announced that it had entered into an agreement to acquire Keystone North America, Inc., another large public operator. During 2007, we acquired three businesses from SCI and four independent businesses. During 2009, we acquired two independent businesses.
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
BUSINESS STRATEGY
     Key elements of our overall business strategy include the following:
     Implement Operating Initiatives. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial operating model for our funeral homes. On January 1, 2006, we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on what we believe are the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Acquisition Model during 2006 that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
     Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. We believe our managing partners have the opportunity to be compensated at close to the same level as if they owned the business.

     Enhancement of Funeral Services. A significant trend is an increasing preference of our client families for cremation. The percentages of funeral services conducted by us for which cremation was chosen as the manner in which to dispose of remains was 39.8% for the year ended December 31, 2008 and 42.1% for the year ended December 31, 2009. For the year ended December 31, 2009, 56.1% of the number of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 43.9% included services. One of our training initiatives throughout the Company focuses on increasing the percentage of our cremation customers that choose services which increased 780 basis points over the prior year. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.
     We have also begun using the Internet to create new sales channels and new consumer relationships through technology referred to as CarriageOne. CarriageOne has brought us to a new and modern level of serving our client families with video tributes, stationery items and webcasting. These products are high quality and enable our client families to experience personalization that affects their grieving and healing process. Through these services, we create a culture that puts client families and their experiences first with tools that are technically advanced, informative and easy to use. While we did not earn significant revenue from this activity in 2009, we anticipate that our revenue and profits from this activity will increase along with client family satisfaction and local brand loyalty.
     Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.
     Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our counselors on a preneed basis and finance charges earned on preneed installment contracts. The current economy and the related declines in consumer confidence and discretionary income have reduced the preneed sales success rate. As a countermeasure, we have increased the number of sales counselors and initiated incentives for our customers so that they do not default on their installment obligations to us. In 2009, as a result of these initiatives, we were able to increase the number of interment rights sold by 23.7% and reduced bad debt expense as compared to 2008.
     Cost and Expense Management. In an effort to improve earnings and cash flow in the current difficult economic environment, we have implemented several cost and expense initiatives. For example, in December 2008, we froze the salaries and wages of all employees for the year 2009 and reprioritized our capital expenditures to reduce our capital costs for 2009. We have been able to reduce our field controllable costs by 4.6% and general and administrative expenses by 12.6% in 2009 as compared to 2008.
     Renewed Corporate Development Efforts. We believe that our capital structure positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash and cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our earning power as we invest in businesses that will contribute incremental revenues, earnings and cash flow. Our Strategic Acquisition Model is a primary driver of our acquisition strategy. We use strategic ranking criteria to assess acquisition candidates in order to optimize the sustainable earning power of our deathcare portfolio.
     Ideal acquisition candidates would be those that are demonstrated market leaders, have strong local management, have owners and family members whose objectives are aligned with ours, and have field-level operating margins consistent with our best performing properties. In our quest to find ideal candidates, we have analyzed and projected key statistics in the deathcare industry and believe the following will be true by 2015:
•	The number of national deaths will begin a long-term rise as the death rate among the baby boomer generation increases, notwithstanding a longer life expectancy.

•	The aging baby boomers will possess sufficient wealth and the financial flexibility to migrate to attractive retirement and part time second career areas primarily in the Southern and Western states and other select markets.

•	The general population of the United States will continue to grow and migrate to attractive urban and suburban centers in the Southern and Western states.

•	Cremation rates will continue to increase and migrate eastward. The accelerating cremation rate will have a significant impact on the revenue base of more traditional deathcare businesses in the Central and Eastern regions of the United States and a lesser impact on the already high cremation states in the West.

     With the above considerations in mind, our vision over the next ten years is to change the profile of our business to be heavily weighted in about 10-15 major markets that have an especially attractive demographic profile and where, over time, we could acquire or build up a group of operations in each of these markets performing one to three thousand funerals or interments annually. We believe there are large enough markets for us to increase our presence in existing markets by acquisition or enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. We will use our Standards Operating Model to evaluate acquisition candidates to ensure they can be readily integrated into our portfolio.
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
     Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth initiatives, such as business acquisitions and inventory. Currently, we have four primary components in our capital structure:
•	the $130 million senior notes which have a 2015 maturity;

•	a currently undrawn $40 million revolving credit facility, described under the heading “Liquidity and Capital Resources” in Item 7;

•	the convertible junior subordinated debenture payable to our affiliate trust, on which we have the ability to defer payments of interest, with a 2029 maturity; and

•	our common stock.
     Stable Cash Flow. We have demonstrated the ability to generate stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. Adjusted free cash flow for 2009 (cash flow from operations less maintenance capital expenditures and adjusted for a litigation settlement) totaled $14.2 million. We intend to use cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
     Effective Management of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our particular markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 80% of our revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business.
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

     Proven Management Team. Our management team, headed by our founder and Chief Executive Officer (CEO) Melvin C. Payne, is characterized by a dynamic culture that reacts quickly and proactively to address changing market conditions and emerging trends. We believe this culture has been critical to our recent successful efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best Standards Operating Model will ensure this commitment at all levels of the organization. Our funeral and cemetery divisions are organized into three Regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
     At December 31, 2009, we operated 138 funeral homes in 25 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2009 for segment data related to funeral home operations.
     Our funeral homes offer a complete range of services to meet a family’s deathcare needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and services, and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and religious services to take place at one location and thereby reduces our transportation costs and inconvenience to the family.
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
Cemetery Operations
     As of December 31, 2009, we operated 32 cemeteries in 11 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2009 for segment data related to cemetery operations.
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
     Our cemetery operating results are impacted by the success of our sales organization, evidenced by the statistic that 45% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2009. An additional 12% of our 2009 cemetery revenues was generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impacts the success rate of preneed sales and is currently having a significant negative impact on our preneed sales success rate and the industry as a whole. To combat the lower success rate, we embarked on a program in late 2008 to hire approximately 100 additional sales counselors. We completed the hiring phase in the first quarter of 2009. The additional sales counselors were a major factor that resulted in quarterly sales records beginning in the second quarter of 2009. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business.

Approximately 9% of our cemetery revenue was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2009. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Preneed Programs
     As discussed in the preceding sections, we market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making death care plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies is intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
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
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for customer cancellations and refunds are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
     We sold 4,916 and 4,724 preneed funeral contracts during the years ended December 31, 2008 and 2009, respectively. At December 31, 2009, we had a backlog of 72,172 preneed funeral contracts to be delivered in the future. Approximately 21%, 17% and 17% of the funeral revenues recognized during the three years ended December 31, 2007, 2008 and 2009, respectively, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 57% of our net cemetery revenues for both 2008 and 2009.
     As of December 31, 2009, we employed a staff of 233 advance-planning and family service representatives for the sale of preneed products and services.
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
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed, while trust fund holdings and deferred revenue are reflected currently on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $286.4 million as of December 31, 2009.
     We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased, when the service is provided or when the contract is cancelled. Cemetery merchandise and service trust fund balances, in the aggregate, totaled approximately $83.1 million as of December 31, 2009.
     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $40.4 million at December 31, 2009.
     For additional information with respect to our trusts, see Notes 6, 7, and 9 to the Consolidated Financial Statements for the year ended December 31, 2009.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States include SCI, Stewart Enterprises, Inc., Keystone North America, Inc. and StoneMor Partners L.P. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
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
REGULATION
     Our operations are subject to regulations, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We believe that we comply in all material respects with the provisions of these laws, ordinances and regulations. We operate in the United States under the Federal Trade Commission (“FTC”) comprehensive trade regulation rule for the funeral industry. The rule contains requirements for funeral industry practices, including extensive price and other affirmative disclosures and imposes mandatory itemization of funeral goods and services.
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
EMPLOYEES
     As of December 31, 2009, we and our subsidiaries employed 1,835 employees, of whom 917 were full-time and 918 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. None of our employees are represented by unions.

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
     Also posted on our website, and available in print upon request, are charters for the Company’s Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on the Company’s website under the “Corporate Governance” section. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002.

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
     There is no assurance that we will be able to continue to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us. We intend to apply standards established under our Strategic Acquisition Model to evaluate acquisition candidates, and there is no assurance that we will continue to be successful in doing so or that we will find attractive candidates that satisfy these standards.
Increased or unanticipated costs, such as insurance, taxes or litigation, may have a negative impact on our earnings and cash flow.
     We may experience material increases in certain costs, such as insurance, taxes or legal fees, which result from external factors difficult to estimate. These costs may impair our ability to achieve earnings growth in excess of revenue growth. Our forecast assumes that we will be successful in increasing earnings at a rate that is greater than revenue growth. We can give no assurance that we will be successful in achieving such increases.
Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our Standards Operating Model.
     We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in our maintaining or improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. We have learned that success using the model is highly dependent on having Managing Partners who are highly motivated and implement our business plans.
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
     In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test we performed using August 31, 2009 fair value information, we concluded that there was no impairment of our goodwill. However, if current economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have another triggering event that could result in an impairment of our goodwill.
RISKS RELATED TO THE DEATH CARE INDUSTRY
Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.
     Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenues to fluctuate and our results of operations to lack predictability.
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
     The death care industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities.
     In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see “Business — Regulation.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     At December 31, 2009, we operated 138 funeral homes in 25 states and 32 cemeteries in 11 states. We own the real estate and buildings for 81% of our funeral homes and lease facilities for the remaining 19%. We own 27 cemeteries and operate five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2009. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 32 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 124,000 and 131,500 at December 31, 2008 and 2009, respectively. In addition, approximately 466 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes this standard is met.

     The following table sets forth certain information as of December 31, 2009, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	2	4	0
Connecticut	7	3	0	0
Florida	6	4	6	3
Georgia	3	0	0	0
Idaho	6	1	3	0
Illinois	1	4	1	0
Kansas	6	0	0	0
Kentucky	8	3	1	0
Maryland	1	0	0	0
Massachusetts	12	0	0	0
Michigan	3	0	0	0
Montana	1	0	0	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	0	0	0
North Carolina	0	2	1	0
Ohio	4	2	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	12	1	7	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	112	26	27	5

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to nine years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2009, we owned and operated 560 vehicles and leased 4 vehicles.

ITEM 3.	LEGAL PROCEEDINGS
     We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 14 of this Form 10-K.
     We self-insure against certain risks and carry insurance with coverage and coverage limits for risks in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.

ITEM 4.	[REMOVED and RESERVED]
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our Common Stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2009	High	Low
First Quarter	$2.59	$1.10
Second Quarter	$4.11	$1.49
Third Quarter	$4.23	$2.62
Fourth Quarter	$4.59	$3.05

2008	High	Low
First Quarter	$9.45	$6.81
Second Quarter	$9.25	$6.10
Third Quarter	$6.80	$3.20
Fourth Quarter	$3.67	$1.66
     As of March 3, 2010, there were 17,397,337 shares of our Common Stock outstanding and the closing price as reported by the New York Stock Exchange was $4.23 per share. The shares of Common Stock outstanding are held by approximately 250 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our Common Stock.
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
Purchases of Equity Securities by the Issuer
     During June 2008 and November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to an aggregate of $10 million of our Common Stock. The repurchases were executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. Through December 31, 2008, we repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,442 and an average cost per share of $3.29. The program approved in June 2008 was completed in October 2008. During 2009, we repurchased 1,377,882 shares of Common Stock at an aggregate cost of $4,259,558 and an average cost per share of $3.09. The repurchased shares are held as treasury stock. Pursuant to the program, we repurchased the following shares during the fourth quarter of 2009:

			Total Number of	Dollar Value
			Shares Purchased	of Shares That
	Total	Average	as Part of Publicly	May Yet Be
	Number of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program

October 1, 2009 — October 31, 2009	58,575	$4.22	58,575	$762,292
November 1, 2009 — November 30, 2009	111,762	$4.12	111,762	$302,317
December 1, 2009 — December 31, 2009	76,617	$3.95	76,617	$—

Total for quarter ending December 31, 2009	246,954		246,954

     Due to administrative error, we inadvertently failed to timely file a registration statement on Form S-8 with the SEC regarding the issuance of shares of our common stock purchased by participants in the Carriage Services 2007 Employee Stock Purchase Plan (“ESPP”). We filed a registration statement on Form S-8 with the SEC on October 8, 2009 to register these shares. These shares were purchased by participants between January 1, 2008 and October 8, 2009 (the “Relevant Period”). As a result, the acquisition of these securities through our ESPP on behalf of participants during the Relevant Period did not comply with the timely filing registration requirements of the Securities Act. During the Relevant Period, a total of 243,187 shares of our common stock were purchased on behalf of participants in our ESPP through the application of salary reduction contributions from employees. Our inadvertent failure to timely file our registration statement on Form S-8 may have given the participants, who directed the ESPP to purchase shares of common stock during the Relevant Period, the right to rescind these purchases (or recover damages if they had sold their shares) for up to one year under federal law following the purchase of these shares. During 2008, the weighted average price of shares purchased was $3.52 and, in 2009, the weighted average price of shares purchased was $2.52. The Company believes that our current potential liability resulting from successful rescission claims for its failure to register the common stock that were purchased through the ESPP is not material to our financial condition or results of operations.
Shareholder Return Index
     The following graph matches Carriage Services, Inc.’s cumulative 5-year total stockholder return on Common Stock with the cumulative total returns of the Russell MicroCap index and a customized peer group of three companies that includes: SCI, Stewart Enterprises Inc. and StoneMor Partners L.P. The graph tracks the performance of a $100 investment in our Common Stock, in each index and in the peer group (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., The Russell MicroCap Index
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

Carriage Services, Inc.	100.00	101.21	103.04	178.14	40.69	79.55
Russell MicroCap	100.00	102.57	119.53	109.97	66.23	84.42
Peer Group	100.00	103.60	129.83	178.89	65.66	113.16
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
PEER GROUP
Service Corporation International
Stewart Enterprises Inc.
StoneMor Partners L.P.

ITEM 6. SELECTED FINANCIAL DATA
     The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2005, 2006, 2007, 2008 and 2009. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of changes in accounting methods discussed below.
     We changed our method of accounting for preneed selling costs, which are direct costs incurred for the origination of prearranged funeral and cemetery service and merchandise sales contracts, effective January 1, 2005. The cumulative effect of the change was recorded as a charge in 2005 and affects the comparability of the operating results in the following table. Prior to this change, commissions and other direct selling costs related to originating preneed funeral and cemetery service and merchandise sales contracts were deferred and amortized with the objective of recognizing the selling costs in the same period that the related revenue is recognized. Under the new accounting method, the commissions and other direct selling costs, which are current obligations and use operating cash flow, are expensed as incurred. Our results of operations for the five years ended December 31, 2009 are reported on the basis of our changed method.
     Effective January 1, 2006, we recognize in the income statement the grant-date fair value of stock options and other stock-based awards over the service periods the awards are expected to vest by applying the modified-prospective transition method. Under this method, the fair value provision is applied to new employee stock-based awards granted after December 31, 2005. Measurement and recognition of compensation cost for unvested awards at December 31, 2005, granted prior to the adoption of this guidance, are recognized at vesting date fair value, after adjustments for estimated forfeiture. The new guidance no longer permits pro-forma disclosure for income statement periods after December 31, 2005 and compensation expense is recognized for all stock-based awards based on grant-date fair value. Our results of operations for the four years ended December 31, 2009 are reported on the basis of our changed method, but 2005 is reported using the prior accounting method. See Note 16 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Consolidated Financial Information

	Year ended December 31,
	2005	2006	2007	2008	2009
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$109,737	$113,198	$123,839	$134,246	$131,051
Cemetery	37,555	36,159	43,017	42,682	46,576

Total revenues	147,292	149,357	166,856	176,928	177,627

Gross profit:
Funeral	28,694	30,508	36,170	37,170	38,450
Cemetery	6,525	3,943	9,355	5,873	7,668

Total gross profit	35,219	34,451	45,525	43,043	46,118
General and administrative expenses	12,383	12,023	16,015	18,112	16,003
Other charges (income)	(822)	—	—	—	—

Operating income	23,658	22,428	29,510	24,931	30,115
Interest expense	(18,591)	(18,508)	(18,344)	(18,331)	(18,498)
Litigation settlement	—	—	—	(3,300)	—
Additional interest and other costs of senior debt refinancing	(6,933)	—	—	—	—
Interest and other income (expense)	(73)	1,922	1,151	229	228

Income (loss) before income taxes	(1,939)	5,842	12,317	3,529	11,845
(Provision) benefit for income taxes	640	(2,239)	(4,959)	(1,725)	(4,797)

Net income (loss) from continuing operations	(1,299)	3,603	7,358	1,804	7,048
Income (loss) from discontinued operations	2,186	(5,019)	921	(1,546)	—
Cumulative effect of the change in accounting, net of taxes	(22,756)	—	—	—	—
Preferred Stock Dividend	—	—	—	10	14

Net income (loss)	$(21,869)	$(1,416)	$8,279	$248	$7,034

Earnings (loss) per share
Basic:
Continuing operations	$(0.07)	$0.19	$0.39	$0.09	$0.40
Discontinued operations	0.12	(0.28)	0.05	(0.08)	—
Cumulative effect of the change in accounting principle	(1.24)	—	—	—	—

Basic earnings (loss) per share	$(1.19)	$(0.09)	$0.44	$0.01	$0.40

Diluted:
Continuing operations	$(0.07)	$0.19	$0.38	$0.09	$0.40
Discontinued operations	0.12	(0.27)	0.05	(0.08)	—
Cumulative effect of the change in accounting principle	(1.24)	—	—	—	—

Diluted earnings (loss) per share	$(1.19)	$(0.08)	$0.43	$0.01	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	18,334	18,545	19,020	19,054	17,573

Diluted	18,334	18,912	19,507	19,362	17,749

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	133	131	139	136	138
Cemeteries at end of period	29	28	32	32	32
Funeral services performed	22,792	22,468	23,545	25,531	24,362
Preneed funeral contracts sold	4,877	4,998	5,075	4,916	4,724
Backlog of preneed funeral contracts	58,531	56,719	68,909	69,575	72,172
Average revenue per funeral contract	$4,965	$5,120	$5,207	$5,154	$5,296
Cremation rate	33.1%	34.4%	35.8%	39.8%	42.1%
Depreciation and amortization	$9,053	$8,624	$9,488	$10,368	$10,339

BALANCE SHEET DATA:
Total assets	$570,640	$564,996	$610,807	$560,293	$619,298
Working capital	26,915	35,755	11,647	9,100	12,004
Long-term debt, net of current maturities	134,572	133,841	132,994	132,345	131,898
Convertible junior subordinated debenture	93,750	93,750	93,750	93,750	93,750
Stockholders’ equity	$96,374	$96,373	$106,900	$103,510	$108,222

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise such as markers and outer burial containers. As of December 31, 2009, we operated 138 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 57% of our 2009 cemetery revenues relate to preneed sales of interment rights and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 9% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model in 2004 that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets in favor of the standards. The operating model and its standards, which we refer to as “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Acquisition Model, noted below, during 2006, that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
•	Balanced Operating Model – We believe a decentralized structure works best in the deathcare industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers.

•	Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby they earn a percentage of their business’ earnings based upon the actual standards achieved. Each Managing Partner has the opportunity to share in the earnings of the business as long as the performance exceeds our minimum standards.

•	The Right Local Leadership — Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to achievement of the Standards for that business.
     In 2009, we executed the following near-term initiatives to address the effects of the recession:
•	Increase the number and quality of the sales staff at our larger cemeteries to counter the lower success rate that the economy is causing in regard to preneed cemetery sales and profits;

•	Convert direct cremations to cremations with services to increase the average revenue per cremation service in light of the larger then normal increase in the cremation mix; and

•	Manage costs and reduce expenses.

The impact of these initiatives is discussed below in our discussion of the year ended December 31, 2009 compared to the year ended December 31, 2008.
Acquisitions
     Our growth strategy includes the execution of the Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the price we are willing to pay. Those criteria are:
•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2007, we completed seven acquisitions and in 2009, we completed two acquisitions. The consideration paid in each of the acquisitions was cash. We have not incurred any debt to buy these businesses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
     Management’s discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Funeral and Cemetery Operations
     We record the sales of funeral and cemetery merchandise and services when the merchandise is delivered or service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales accounting principles. This method generally provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized and cash flow from the delivery of merchandise and performance of services related to preneed contracts that were acquired in acquisitions are typically lower than those originated by us.
     Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience and the current economic environment. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
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

Goodwill
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2009. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.
     A more complete discussion of the 2009 goodwill impairment testing is included below in Item 7 of this Form 10-K.
Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities, and account for uncertain tax positions in our financial statements. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans. The company recognizes compensation expense in an amount equal to the fair value of the share-based awards over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Unrealized gains and losses attributable to the Company, but that have not been earned through the performance of services or delivery of merchandise are allocated to Deferred revenues.
     Effective January 1, 2009, a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the Consolidated Financial Statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The net income, on the face of the consolidated income statement, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
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
Discontinued Operations
     In accordance with the Company’s Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether the business should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held-for-sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect.
Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period we may adjust goodwill, assets, or liabilities associated with the acquisition.
     For the businesses acquired after January 1, 2009, we recognized the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.
Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 10 of our Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     New guidance has been issued on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance is effective for interim reporting periods ending after June 15, 2009, and it has had no affect on our financial position or results of operations.
     New guidance also modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. There is also modification of the presentation of other-than-temporary impairment losses and increases related disclosure requirements. This change is effective for interim reporting periods ending after June 15, 2009, and it has had no affect on our financial position or results of operations.
Computation of Earnings per Common Share
     Effective January 1, 2009, the accounting changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our current period earnings per share calculations and retrospectively revised our prior period calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. For the three years ended December 31, 2009, there was no material impact to basic and diluted earnings per share. See Note 20 to the Consolidated Financial Statements for the required disclosure.
Subsequent Events
     Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2009 through March 5, 2010, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. There were no subsequent events to disclose.
RECENT ACCOUNTING PRONOUNCMENTS AND ACCOUNTING CHANGES
Variable Interest Entities
     New guidance amends the current practice of accounting for Variable Interest Entities (“VIE”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance is effective for us beginning January 1, 2010, for which we do not expect to have a material impact on our Consolidated Financial Statements.
SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2007	2008	2009
Total revenues	100.0%	100.0%	100.0%
Total gross profit	27.3	24.3	26.0
General and administrative expenses	9.6	10.2	9.0
Operating income	17.7	14.1	16.9
Interest expense	11.0	10.4	10.4
     The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2007	2008	2009
Funeral homes at beginning of period	131	139	136
Acquisitions	14	—	2
Divestitures, mergers or closures of existing funeral homes	6	3	—

Funeral homes at end of period	139	136	138

Cemeteries at beginning of period	28	32	32
Acquisitions	4	—	—
Divestitures	—	—	—

Cemeteries at end of period	32	32	32

     The following is a discussion of our results of operations for the years ended December 31, 2007, 2008, and 2009. Funeral homes and cemeteries purchased after January 2005 (date of refinancing our Senior Debt) are referred to as “acquired.” The term “same-store” or “existing operations” refers to funeral homes and cemeteries acquired prior to February 2005 and owned and operated for the entirety of each period being compared.
YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     The following is a discussion of our results of operations for the years ended December 31, 2009 and 2008.
     Net income from continuing operations for the year ended December 31, 2009 totaled $7.0 million, equal to $0.40 per diluted share as compared to $1.8 million for the year ended December 31, 2008, or $0.09 per diluted share. The variance between the two periods was primarily due to improvement in the results of our cemetery businesses, a decrease in corporate costs and expenses and the lack of class action litigation settlement charges in the current year. Our cemetery businesses experienced a $2.6 million increase in pre-tax operating profit, equal to $0.09 per diluted share. In 2009, corporate costs and expenses decreased $2.1 million from 2008 due primarily to legal costs and severance expenses which were absent in the current year. In 2008, the Company expensed $3.3 million in conjunction with the litigation settlement, which was funded in 2009.
     Loss from discontinued operations for the year ended December 31, 2008 totaled $1.5 million, equal to ($0.08) per diluted share. Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a pre-tax loss of $2.4 million was recorded. No businesses were sold during 2009.
     Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2008 compared to the year ended December 31, 2009.

	Year Ended
	December 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues:
Same-store	$113,034	$110,776	$(2,258)	(2.0)%
Acquired	18,542	18,251	(291)	(1.6)%
Preneed insurance commissions	2,670	2,024	(646)	(24.2)%

Revenues from continuing operations	$134,246	$131,051	$(3,195)	(2.4)%

Revenues from discontinued operations	$476	$—	$(476)	*

Operating profit:
Same-store	$41,357	$41,917	$560	1.3%
Acquired	5,705	5,780	75	1.3%
Preneed insurance	982	285	(697)	(71.0)%

Operating profit from continuing operations	$48,044	$47,982	$(62)	(0.1)%

Operating profit from discontinued operations	$145	$—	$(145)	*

*	not meaningful
     Funeral same-store revenues for the year ended December 31, 2009 decreased $2.3 million, or 2.0%, when compared to the year ended December 31, 2008 as we experienced a 5.4% decrease in the number of contracts and an increase of 3.6%, to $5,605, in the average revenue per contract for those existing operations. The number of traditional burial contracts decreased 6.5% while the average revenue per burial contract increased 3.1% to $7,947. The cremation rate for the same-store businesses rose from 37.2% to 39.5%. The average revenue per cremation contract increased 4.3% to $3,022 and the number of cremation contracts increased approximately 0.3%.
     Total same-store operating profit for the year ended December 31, 2009 increased $0.6 million, or 1.3%, from the comparable period in 2008, and as a percentage of funeral same-store revenue, increased from 36.6% to 37.8% as a function of our ability to reduce operating costs across substantially all expense categories. Same-store controllable expenses, such as salaries and wages, transportation and administrative expenses declined $2.1 million, or 4.2%, for the year ended December 31, 2009, when compared to the year ended December 31, 2008. Additionally, casket and other merchandise costs declined $0.8 million, and as a percentage of same-store revenues from 14.2% in 2008 to 13.8% in 2009.
     Funeral acquired revenues for the year ended December 31, 2009 decreased $0.3 million, or 1.6%, when compared to the year ended December 31, 2008 as we experienced a 0.7% decrease in the number of contracts and a decrease of 0.9%, to $3,968, in the average revenue per contract for those acquired operations. The cremation rate for the acquired businesses was 53.2% for the year ended December 31, 2009, up from 51.3% in the prior year period. The acquired businesses are located in higher cremation areas compared to the existing locations. The number of cremation contracts increased 2.9% and the average revenue per cremation contract increased 7.7% to $2,263 for 2009 compared to the prior year.
     Acquired operating profit for the year ended December 31, 2009 increased $0.1 million, or 1.3%, from the comparable period in 2008, and as a percentage of revenue from acquired businesses, increased from 30.8% to 31.7% also as a function of our ability to reduce operating costs. In total, controllable expenses for acquired funeral home operations were managed $0.5 million lower than last year.
     For the Funeral Home Segment in total, cremation services represented 42.1% of the number of funeral services during 2009, compared to 39.8% for 2008. Cremations with services have grown significantly from 36.1% of total cremation contracts in 2008 to 43.9% in 2009. The average revenue for all burial contracts increased 2.4% to $7,734, while the average revenue for cremation contracts increased 4.8% to $2,841. We have addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to cremation families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 7.1% of the number of contracts, increased 1.7% to $2,004. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2008 compared to the year ended December 31, 2009:

	Year Ended
	December 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues:
Same-store	$32,615	$36,021	$3,406	10.4%
Acquired	6,082	6,276	194	3.2%
Financial	3,985	4,279	294	7.4%

Revenues from continuing operations	$42,682	$46,576	$3,894	9.1%

Revenues from discontinued operations	$—	$—	$—

Operating Profit:
Same-store	$5,132	$7,872	$2,740	53.4%
Acquired	1,915	1,441	(474)	(24.7)%
Financial	3,985	4,279	294	7.4%

Operating profit from continuing operations	$11,032	$13,592	$2,560	23.2%

Operating profit from discontinued operations	$—	$—	$—

     Cemetery same-store revenues for year ended December 31, 2009 increased $3.4 million, or 10.4%, compared to the year ended December 31, 2008. Same-store revenue from preneed property sales increased $4.2 million, or 30.4%, which was driven by a 30.3% increase in the number of interment rights (property) sold and a 1.2% increase in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 81.9% to 87.8%. Revenue from preneed merchandise and services deliveries decreased $0.3 million, or 6.3%, and atneed revenues from property, merchandise and services declined $0.2 million, or 1.7%, as the average sale per atneed contract remained flat and the number of interments declined.
     Cemetery same-store operating profit for the year ended December 31, 2009 increased $2.7 million, or 53.4% on the strength of the higher revenues. As a percentage of revenues, cemetery same store operating profit increased from 15.7% to 21.8%. Promotional expenses (primarily preneed sales commissions) increased $1.9 million, or 36.9%, as a result of the higher preneed property sales. Tighter management over expenses such as salaries and benefits, transportation, bad debts and general and administrative costs produced a decline of $0.7 million in those expenses.
     Cemetery acquired revenues for the year ended December 31, 2009 increased $0.2 million, or 3.2%, compared to the year ended December 31, 2008. Acquired revenue from preneed property sales remained flat and preneed revenue from merchandise and services deliveries increased $0.3 million while at-need revenues declined $0.1 million. The number of interment rights sold declined 1.9% while the average price per interment increased 4.3% and the percentage of those recognized remained flat.
     Cemetery acquired operating profit for the year ended December 31, 2009 decreased $0.5 million, or 24.7%. As a percentage of revenues, cemetery same store operating profit decreased from 31.5% to 23.0%. Promotional expenses (primarily preneed sales commissions) increased $0.1 million. Expenses such as bad debts and general and administrative costs were $0.2 million over prior year.
     Financial revenues increased $0.3 million compared to the prior year period. Earnings from perpetual care trust funds totaled $2.3 million for the year ended December 31, 2009 compared to $1.5 million for the year ended December 31, 2008. Finance charges on the preneed contracts declined approximately $0.1 million as we employed zero interest promotions for limited periods to spur sales. Trust earnings from the delivery of merchandise and service contracts declined $0.4 million for the year ended December 31, 2009 compared to the same period in 2008 as a result of realized losses on trust investments in 2009.

     Other. General and administrative expenses decreased $2.1 million for the year ended December 31, 2009 primarily related to charges in 2008 for unusually high legal costs and severance for our former Chief Financial Officer which were absent in the current year.
     Interest income and other, net for the year ended December 31, 2009 is primarily interest income on the short-term investments.
     Income taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2009 and 2008.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
     The following is a discussion of our results of operations for the years ended December 31, 2008 and 2007.
     Net income from continuing operations for the year ended December 31, 2008 totaled $1.8 million, equal to $0.09 per diluted share as compared to $7.4 million for the year ended December 31, 2007, or $0.38 per diluted share. The variance between the two periods was primarily due to a decline in the results of our cemetery businesses, an increase in corporate costs and expenses and a litigation charge related to a tentative class action settlement. Our cemetery businesses suffered a $3.5 million decline in pre-tax operating profit, equal to ($0.09) per diluted share. Corporate costs and expenses increased $2.1 million from 2007 due primarily to increases in legal costs and severance expenses. The Company reserved $3.3 million in conjunction with the litigation charge, which was paid in the first quarter of 2009. Offsetting a portion of these results was improvement in operating profit from funeral homes, particularly acquired funeral homes, of $1.2 million.
     Loss from discontinued operations for the year ended December 31, 2008 totaled $1.5 million, equal to ($0.08) per diluted share. Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a pre-tax loss of $2.4 million was recorded. Income from discontinued operations for the year ended December 31, 2007 totaled $0.9 million, equal to $0.05 per diluted share. During 2007, we sold four funeral home businesses for approximately $3.2 million and recognized pre-tax gains of $1.2 million.
     Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2007 compared to the year ended December 31, 2008.

	Year Ended
	December 31,		Change
	2007	2008	Amount	Percent
		(dollars in thousands)
Revenues:
Same-store	$111,092	$113,034	$1,942	1.7%
Acquired	10,549	18,542	7,993	75.8%
Preneed insurance commissions	2,198	2,670	472	21.5%

Revenues from continuing operations	$123,839	$134,246	$10,407	8.4%

Revenues from discontinued operations	$1,598	$476	$(1,122)	*

Operating profit:
Same-store	$42,582	$41,357	$(1,225)	(2.9)%
Acquired	3,852	5,705	1,853	48.1%
Preneed insurance	369	982	613	166.1%

Operating profit from continuing operations	$46,803	$48,044	$1,241	2.7%

Operating profit from discontinued operations	$267	$145	$(122)	*

*	not meaningful
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
     Total same-store operating profit for the year ended December 31, 2008 decreased $1.2 million, or 2.9% from 2007, and as a percentage of funeral same-store revenue, decreased from 38.3% to 36.6%. Higher salaries, wages and related benefit costs were the primary cause for the same-store operating profit decline. Regionally, pretax earnings decreased the most in the Western Region where those businesses suffered a decline of $0.8 million, or 7.2%, equal to $0.02 per diluted share. The Central and Eastern Regions each experienced a decline in pretax earnings of $0.1 million, or less than 1%.
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
     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2007 compared to the year ended December 31, 2008:

	Year Ended
	December 31,		Change
	2007	2008	Amount	Percent
		(dollars in thousands)
Revenues:
Same-store	$38,825	$36,449	$(2,376)	(6.1)%
Acquired	4,192	6,233	2,041	48.7%

Revenues from continuing operations	$43,017	$42,682	$(335)	(0.8)%

Revenues from discontinued operations	$—	$—	$—

Operating Profit:
Same-store	$13,468	$9,567	$(3,901)	(29.0)%
Acquired	1,054	1,465	411	39.0%

Operating profit from continuing operations	$14,522	$11,032	$(3,490)	(24.0)%

Operating profit from discontinued operations	$—	$—	$—

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
     Acquired revenue and gross profit represents the results of Seaside Memorial Park in Corpus Christi, Texas, which was acquired in January 2007, Conejo Mountain Memorial Park in Camarillo, California, which was acquired in April 2007, and Cloverdale Park, Inc. which was acquired in June 2007. The increase in acquired revenue and operating profit was due to full year results in 2008 versus partial year results in 2007.
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

     Other. General and administrative expenses increased $1.9 million for the year ended December 31, 2008 primarily related to three areas: unusually high legal costs; higher employee matching contributions under our 401K program; and severance for our former Chief Financial Officer.
     Interest income and other, net for the year ended December 31, 2008 is primarily interest income on the short-term investments. Interest income declined in 2008 compared to 2007 as a direct result of our investments maturing and cash was used to repurchase Common Stock.
     Income taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2008 and 2007.
GOODWILL IMPAIRMENT TESTING
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. Our funeral segment reporting units consist of our East, Central and West regional divisions in the United States. We performed our annual impairment test of goodwill using information as of August 31, 2009.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry, calculated on the basis of EBITDA multiples. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance using a weighted average cost of capital for Carriage and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess. Based on our impairment test performed using August 31, 2009 data, we concluded that there was no impairment of goodwill.
     In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results. The market capitalization of the Company consists of the Common Stock, Senior Notes and convertible trust preferred securities. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, we believe the adverse economic conditions in the U.S. will continue to affect our business and may impair our ability to access the capital markets, if needed. Carriage began 2009 with $5.0 million in cash and other liquid investments and ended the year with $3.6 million in cash and an undrawn $40.0 million line of credit, except for letters of credit of $0.1 million. The elements of cash flow for 2009 consisted of the following (in millions):

Cash at beginning of year	$5.0
Cash flow from operations	16.1
Acquisitions	(3.1)
Cash used for maintenance capital expenditures	(5.2)
Cash used for growth capital expenditures — funeral homes	(0.8)
Cash used for growth capital expenditures — cemeteries	(3.3)
Share repurchase program	(4.3)
Other investing and financing activities, net	(0.8)

Cash at end of year	$3.6

     The outstanding principal of senior debt at December 31, 2009 totaled $136.9 million and consisted of $130.0 million in Senior Notes maturing in 2015 and $6.9 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at December 31, 2009.
     The Company began 2009 with a $35.0 million senior secured revolving credit facility that matured in April 2010 and is collateralized by all personal property and funeral home real property in certain states. Effective March 31, 2009, Carriage amended its credit facility to, in part, lower its aggregate commitment amount under the facility to $20.0 million in an effort to reduce commitment fees. The Company incurred a charge for the loss on early extinguishment of debt of approximately $108,000 during the fiscal year 2009 to write-off the remaining unamortized fees on the prior amendments to the credit facility. The fees related to this amendment were approximately $94,000. Subsequently, effective November 4, 2009, the Company entered into another amendment to its Bank credit facility. The amended credit facility matures November 4, 2012 and contains commitments from the banks for an aggregate of $40.0million with an accordion provision for up to an additional $20.0 million. During the fourth quarter of fiscal year 2009, the Company incurred a charge for the loss on early extinguishment of debt of approximately $72,000 to write-off the remaining unamortized fees on the prior amendments to the credit facility. The fees related to the amendment were approximately $411,000 and will be amortized over the life of the amendment. Borrowings under the credit facility bear interest at either prime or LIBOR options. At December 31, 2009, the LIBOR option was set at LIBOR plus 350 basis points. The revolving facility is undrawn, except for the letters of credit referred to above, at December 31, 2009.
     A total of $93.8 million was outstanding at December 31, 2009 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
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
     The Company intends to use its cash and cash flow primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. As discussed in Note 17 to the Consolidated Financial Statements, we had share repurchase programs for which the Board of Directors approved the Company to purchase up to $10.0 million of Common Stock. At December 31, 2009, the program was complete. The Company also has the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement.
     We believe our cash on hand, cash flow from operations, and the available capacity under our credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months.
Balance Sheet Obligations
     The following table summarizes the future payments required for the debt on our balance sheet as of December 31, 2009. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

					Payments By Period
					(in millions)
	Note							After
	Reference	Total	2010	2011	2012	2013	2014	5 Years
Long-term debt	12	$132.3	$0.4	$0.4	$0.4	$0.4	$0.4	$130.3
Capital lease obligations, including interest	14	8.4	0.4	0.4	0.4	0.5	0.5	6.2
Convertible junior subordinated debenture (a)	13	93.8	—	—	—	—	—	93.8

Total contractual obligations		$234.5	$0.8	$0.8	$0.8	$0.9	$0.9	$230.3

(a)	Matures in 2029

Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2009. Where appropriate we have indicated the footnote to our Consolidated Financial Statements where additional information is available.

					Payments By Period
					(in millions)
	Note							After
	Reference	Total	2010	2011	2012	2013	2014	5 Years
Operating leases	14	$11.5	$2.5	$2.3	$2.1	$1.9	$1.1	$1.6
Interest payments on long-term debt	12	93.4	17.4	17.4	17.3	17.1	17.0	7.2
Noncompete agreements	14	5.5	1.3	1.0	0.8	0.6	0.5	1.3
Consulting agreements	14	1.4	0.5	0.3	0.2	0.2	0.1	0.1
Executive management compensation agreements	14	1.5	1.5	—	—	—	—	—

Total contractual cash obligations		$113.3	$23.2	$21.0	$20.4	$19.8	$18.7	$10.2

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
     We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2009, our outstanding debt is comprised entirely of fixed rate obligations.
     We do not currently have any floating rate long-term borrowings outstanding under our $40.0 million floating rate line of credit. If we borrow against the line of credit, any change in the floating rate would cause a change in interest expense.
     The 7.875% Senior Notes were issued to the public at par and are carried at a cost of $130.0 million. At December 31, 2009, these securities were typically trading at a price of approximately $95.00, indicating a market value of approximately $123.5 million.

     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our balance sheet at a cost of approximately $93.8 million. The estimated fair value of these securities is estimated to be $53.4 million at December 31, 2009 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 6, 7 and 9 to our Consolidated Financial Statements for the estimated fair values of those securities. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.59% change in the value of the fixed income securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARRIAGE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 5, 2010

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,007	$3,616
Accounts receivable, net of allowance for bad debts of $833 in 2008 and $751 in 2009	14,637	15,177
Inventories and other current assets	15,144	14,683

Total current assets	34,788	33,476

Preneed cemetery trust investments	44,375	67,901
Preneed funeral trust investments	55,150	75,200
Preneed receivables, net of allowance for bad debts of $847 in 2008 and $1,158 in 2009	13,783	16,782
Receivables from preneed funeral trusts	12,694	14,629
Property, plant and equipment, net of accumulated depreciation of $59,324 in 2008 and $66,201 in 2009	126,164	124,800
Cemetery property	70,213	71,661
Goodwill	164,515	166,930
Deferred charges and other non-current assets	12,293	7,536
Cemetery perpetual care trust investments	26,318	40,383

Total assets	$560,293	$619,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$815	$558
Accounts payable	5,128	6,877
Accrued liabilities	20,732	14,037

Total current liabilities	26,675	21,472

Senior long-term debt, net of current portion	132,345	131,898
Convertible junior subordinated debenture due in 2029 to an affiliated trust	93,750	93,750
Obligations under capital leases, net of current portion	4,572	4,418
Deferred preneed cemetery revenue	49,527	49,176
Deferred preneed funeral revenue	24,111	26,658
Deferred preneed cemetery receipts held in trust	44,375	67,901
Deferred preneed funeral receipts held in trust	55,150	75,200
Care trusts’ corpus	26,078	40,403

Total liabilities	456,583	510,876

Commitments and contingencies
Redeemable Preferred Stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 19,562,000 and 20,411,000 issued in 2008 and 2009, respectively	196	205
Additional paid-in capital	195,104	197,033
Accumulated deficit	(86,050)	(79,016)
Treasury stock, at cost; 1,731,000 and 3,109,000 shares at December 31, 2008 and 2009, respectively	(5,740)	(10,000)

Total stockholders’ equity	103,510	108,222

Total liabilities and stockholders’ equity	$560,293	$619,298

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009
Revenues:
Funeral	$123,839	$134,246	$131,051
Cemetery	43,017	42,682	46,576

	166,856	176,928	177,627

Field costs and expenses:
Funeral	77,036	86,202	83,069
Cemetery	28,495	31,650	32,984
Depreciation and amortization	8,103	8,757	8,748
Regional and unallocated funeral and cemetery costs	7,697	7,276	6,708

	121,331	133,885	131,509

Gross profit	45,525	43,043	46,118

Corporate costs and expenses:
General, administrative and other	14,629	16,496	14,412
Home office depreciation and amortization	1,386	1,616	1,591

	16,015	18,112	16,003

Operating income	29,510	24,931	30,115
Interest expense	(18,344)	(18,331)	(18,498)
Litigation settlement	—	(3,300)	—
Interest income and other, net	1,151	229	228

Total interest and other	(17,193)	(21,402)	(18,270)

Income from continuing operations before income taxes	12,317	3,529	11,845
Provision for income taxes	(4,959)	(1,725)	(4,797)

Net income from continuing operations	7,358	1,804	7,048
Income (loss) from discontinued operations, net of tax	921	(1,546)	—

Net Income	8,279	258	7,048
Preferred stock dividend	—	10	14

Net income available to common stockholders	$8,279	$248	$7,034

Basic earnings (loss) per common share:
Continuing operations	$0.39	$0.09	$0.40
Discontinued operations	0.05	(0.08)	—

Net income	$0.44	$0.01	$0.40

Diluted earnings (loss) per common share:
Continuing operations	$0.38	$0.09	$0.40
Discontinued operations	0.05	(0.08)	—

Net income	$0.43	$0.01	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	19,020	19,054	17,573

Diluted	19,507	19,362	17,749

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares		Additional Paid-in
	Outstanding	Common Stock	Capital	Accumulated Deficit	Treasury Stock	Total
Balance – December 31, 2006	18,608	$186	$190,524	$(94,337)	$—	$96,373
Net Income-2007	—	—	—	8,279	—	8,279
Adoption of FIN 48	—	—	—	(240)	—	(240)
Issuance of common stock	119	1	601	—	—	602
Exercise of stock options	219	2	996	—	—	998
Issuance of restricted common stock	309	3	(3)	—	—	—
Cancellation and retirement of restricted common stock	(40)	—	34	—	—	34
Amortization of restricted common stock	—	—	723	—	—	723
Stock-based compensation expense	—	—	131	—	—	131

Balance – December 31, 2007	19,215	192	193,006	(86,298)	—	106,900
Net income – 2008				248	—	248
Issuance of common stock	133	1	661	—	—	662
Exercise of stock options	72	1	272	—	—	273
Issuance of restricted common stock	170	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(24)	—	(23)	—	—	(23)
Amortization of restricted common stock	—	—	996	—	—	996
Stock-based compensation expense	—	—	194	—	—	194
Treasury stock acquired	(1,731)	—	—	—	(5,740)	(5,740)

Balance – December 31, 2008	17,835	196	195,104	(86,050)	(5,740)	103,510
Net income – 2009				7,034		7,034
Issuance of common stock	426	4	762	—	—	766
Exercise of stock options	76	1	153	—	—	154
Issuance of restricted common stock	374	4	(4)	—	—	—
Cancellation and retirement of restricted common stock	(31)	—	(121)	—	—	(121)
Amortization of restricted common stock	—	—	1,005	—	—	1,005
Stock-based compensation expense	—	—	134	—	—	134
Treasury stock acquired	(1,378)	—	—	—	(4,260)	(4,260)

Balance – December 31, 2009	17,302	$205	$197,033	$(79,016)	$(10,000)	$108,222

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$8,279	$258	$7,048
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(921)	1,546	—
Depreciation and amortization	9,488	10,372	10,339
Amortization of deferred financing costs	714	725	767
Provision for losses on accounts receivable	3,392	4,034	3,937
Gain on sale or disposition of assets	(59)	—	(134)
Stock-based compensation expense	1,141	1,548	1,588
Deferred income taxes	4,850	1,648	4,797
Other	(63)	(90)	97
Changes in operating assets and liabilities that provided (required) cash, net of effects from acquisitions:
Accounts and preneed receivables	(4,450)	2,319	(7,241)
Inventories and other current assets	(3)	857	220
Deferred charges and other	(15)	60	(108)
Preneed funeral and cemetery trust investments	761	(4,260)	(3,737)
Accounts payable and accrued liabilities	(3,519)	4,481	(5,372)
Deferred preneed funeral and cemetery revenue	(5,635)	(11,239)	(784)
Deferred preneed funeral and cemetery receipts held in trust	5,318	7,238	4,678
Net cash provided by operating activities of discontinued operations	293	155	—

Net cash provided by operating activities	19,571	19,652	16,095
Cash flows from investing activities:
Acquisitions	(48,604)	—	(3,102)
Net proceeds from sales of assets	—	—	67
Maturities of corporate investments	15,303	—	—
Sales proceeds withdrawn from restricted accounts	2,888	—	—
Capital expenditures	(11,648)	(12,876)	(9,370)
Net cash provided by investing activities of discontinued operations	3,239	1,029	—

Net cash used in investing activities	(38,822)	(11,847)	(12,405)
Cash flows from financing activities:
Payments on senior long-term debt and obligations under capital leases	(1,396)	(1,182)	(778)
Proceeds from the exercise of stock options and employee stock purchase plan	970	611	476
Tax benefit from stock-based compensation	377	77	—
Purchase of treasury stock	—	(5,740)	(4,260)
Dividend on redeemable preferred stock	—	(10)	(14)
Payment of debt amendment costs	—	—	(505)
Net cash used in financing activities of discontinued operations	(74)	—	—

Net cash used in financing activities	(123)	(6,244)	(5,081)

Net increase (decrease) in cash and cash equivalents	(19,374)	1,561	(1,391)
Cash and cash equivalents at beginning of year	22,820	3,446	5,007

Cash and cash equivalents at end of year	$3,446	$5,007	$3,616

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of December 31, 2009, the Company owned and operated 138 funeral homes in 25 states and 32 cemeteries in 11 states.
Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Funeral and Cemetery Operations
     Carriage records the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the real estate. Costs related to the sales of interment rights, which include property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
     Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience and the current economic environment. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.
     Accounts receivable consists of approximately $9.2 million and $8.7 million of funeral receivables and approximately $5.4 million and $6.4 million of current preneed cemetery receivables at December 31, 2008 and 2009, respectively. Non-current preneed receivables at December 31, 2008 and 2009, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consist of approximately $1.0 million and $1.6 million of funeral receivables and $12.8 million and $15.2 million of cemetery receivables at December 31, 2008 and 2009, respectively.
Preneed Contracts
     Carriage sells interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts may generally be withdrawn at maturity (death) or cancellation. The trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are primarily included in the non-current asset section of the balance sheet. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company (Note 8).
     In the opinion of management, the proceeds from the trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.
Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s consolidated balance sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings are recorded in Deferred preneed funeral and cemetery revenues until the service is performed or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
merchandise is delivered.
     Effective January 1, 2009, a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the Consolidated Financial Statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The disclosure, on the face of the consolidated income statement, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
     We have determined that balances historically designated as “non-controlling interest” in our consolidated preneed funeral and cemetery trusts and our cemetery perpetual care trusts do not meet this criteria for non-controlling only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the Consolidated Financial Statements. The interest related to our merchandise and service trusts is classified as a liability because the preneed contracts underlying these trusts are unconditionally redeemable upon the occurrence of an event that is certain to occur. Since the earnings from our cemetery perpetual care trusts are used to support the maintenance of our cemeteries, we believe the interest in these trusts also retains the characteristics of a liability. Accordingly, the amounts historically described as “Non-controlling interest in funeral and cemetery trusts” are characterized as either “Deferred preneed funeral receipts held in trust” or “Deferred preneed cemetery receipts held in trust”, as appropriate. The amounts historically described as “Non-controlling interest in cemetery perpetual care trusts” are characterized as “Care trusts’corpus”. This change has been retroactively applied to all prior periods.
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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7
Property, plant and equipment was comprised of the following at December 31, 2008 and 2009:

	December 31,	December 31,
	2008	2009
	(in thousands)
Land	$34,708	$35,324
Buildings and improvements	103,348	105,686
Furniture, equipment and automobiles	47,432	49,991

	185,488	191,001
Less: accumulated depreciation	(59,324)	(66,201)

	$126,164	$124,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     During 2007, 2008 and 2009, the Company recorded $6,982,000, $7,810,000 and $7,517,000, respectively, for depreciation expense against income from continuing operations.
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
Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock option and employee stock purchase plans. The company recognizes compensation expense in an amount equal to the fair value of the share-based awards over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
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
     Effective January 1, 2009, the accounting changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our current period earnings per share calculations and retrospectively revised our prior period calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. For the three years ended December 31, 2007, 2008 and 2009, there was no material impact to basic and diluted earnings per share. See Note 20 to the Consolidated Financial Statements for the required disclosure.
Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Note 10. We have not elected to measure any additional financial instruments at fair value that are not currently required to be measured at fair value.
     New guidance has been issued on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance was effective for interim reporting periods ending after June 15, 2009, and it has had no effect to our financial position or results of operations.
     New guidance also modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence of the contrary. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. There is also modification of the presentation of other-than-temporary impairment losses and increased related disclosure requirements. This change is effective for interim reporting periods ending after June 15, 2009, and there has been no affect to our financial position or results of operations.
     Carriage believes that the carrying value approximates fair value for cash and cash equivalents, trade receivables, preneed receivables and accounts payables. Additionally, our floating rate credit facility, when drawn, approximates its fair value. Management estimates that the fair value of senior long-term debt at December 31, 2009 was approximately $123.5 million, based on available market quotes. Management estimates that the fair value of the Convertible junior subordinated debentures at December 31, 2009 was approximately $53.4 million, based on available broker quotes of the corresponding convertible preferred securities of Carriage Services Capital Trust.
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
Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing of the acquisition. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with the acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Use of Estimates
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
Subsequent Events
     Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2009 through March 5, 2010, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. There were no subsequent events to disclose.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Variable Interest Entities
     New guidance amends the current practice of accounting for Variable Interest Entities (“VIE”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance is effective for us beginning January 1, 2010 for which we do not expect to have a material impact on our Consolidated Financial Statements.
3. ACQUISITIONS
     The Company’s growth strategy includes the execution of the Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. The Company assesses acquisition candidates using six strategic ranking criteria and to differentiate the pricing the Company is willing to pay. Those criteria are:
•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.
     During the fourth quarter of 2009 the Company completed two acquisitions of funeral home businesses, one in Florida and the other in Connecticut for a total of $3.1 million. The assets and liabilities were recorded at fair value and included goodwill of $2.4 million. The proforma impact of the acquisition on the prior period is not presented as the impact is not material to reported results. There were no acquisitions during 2008. During 2007, the Company completed seven acquisitions of four funeral home businesses and three combination businesses for a total of $48.6 million. The assets and liabilities were recorded at fair value and included goodwill of $18.6 million. The Company did not incur any debt to buy these businesses. The Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The results of the acquired business are included in the Company’s results from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     Two funeral home businesses were sold during 2008 for approximately $1.0 million and the Company recognized a loss of $2.4 million. In 2007, the Company sold four funeral home businesses for approximately $3.2 million and recognized a gain of $1.2 million.
     No businesses were held for sale at December 31, 2008 and 2009.
     The operating results of businesses discontinued during the periods presented, as well as gains or losses on the disposal, are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Revenues	$1,598	$476	$—

Operating income	$267	$145	$—
Gain (losses) on sale	1,214	(2,381)	—
(Provision) benefit for income taxes	(560)	690	—

Income (loss) from discontinued operations	$921	$(1,546)	$—

5. GOODWILL
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
     The following table presents changes in goodwill for the year ended December 31, 2008 and 2009 (in thousands):

	December 31, 2008	December 31, 2009
Goodwill at beginning of year	$167,263	$164,515
Divestitures	(2,773)	—
Acquisitions	—	2,415
Changes in previous estimates	25	—

Goodwill at end of year	$164,515	$166,930

6. PRENEED TRUST INVESTMENTS
Preneed cemetery trust investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and market values associated with preneed cemetery trust investments at December 31, 2009 are detailed on the following page (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,408	$—	$—	$1,408
Fixed income securities:
Corporate debt	23,511	7,453	(31)	30,933
Other	3	—	—	3
Common stock	24,819	6,802	(330)	31,291
Mutual funds:
Equity	3,439	332	(106)	3,665

Trust investments	$53,180	$14,587	$(467)	$67,300

Accrued investment income	$601			$601

Trust assets				$67,901

Market value as a percentage of cost				127.7%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,878
Due in five to ten years	4,996
Thereafter	23,062

$30,936

     The cost and market values associated with preneed cemetery trust assets at December 31, 2008 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$3,815	$—	$—	$3,815
Fixed income securities:
Corporate debt	11,495	321	(496)	11,320
Other	4	—	—	4
Common stock	24,731	770	(5,309)	20,192
Mutual funds:
Equity	14,754	—	(5,934)	8,820

Trust investments	$54,799	$1,091	$(11,739)	$44,151

Accrued investment income	$224			$224

Trust assets				$44,375

Market value as a percentage of cost				81.0%

Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Such contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The cost and market values associated with preneed funeral trust investments at December 31, 2009 are detailed on the following page (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)
in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$10,909	$—	$—	$10,909
Fixed income securities:
U.S. Treasury debt	6,236	199	(18)	6,417
U.S. Agency obligations	799	47	—	846
Corporate debt	16,762	5,991	(32)	22,721
Common stock	16,253	6,856	(157)	22,952
Mutual funds:
Equity	5,855	40	(709)	5,186
Fixed income	5,117	569	(57)	5,629
Other investments	137	—	(20)	117

	$62,068	$13,702	$(993)	$74,777

Accrued investment income	$423			$423

Trust investment				$75,200

Market value as a percentage of cost				121.1%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$2,072
Due in one to five years	7,109
Due in five to ten years	3,639
Thereafter	17,164

$29,984

     The cost and market values associated with preneed funeral trust assets at December 31, 2008 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$11,359	$—	$—	$11,359
Fixed income securities:
U.S. Treasury debt	6,092	405	—	6,497
Corporate debt	11,204	305	(359)	11,150
Mortgage backed securities	1,323	70	—	1,393
Common stock	15,303	872	(2,321)	13,854
Mutual funds:
Equity	14,718	18	(5,899)	8,837
Fixed income	2,863	—	(803)	2,060

Trust investments	$62,862	$1,670	$(9,382)	$55,150

Market value as a percentage of cost				87.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)
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
Trust Investment Security Transactions
     Cemetery and funeral preneed trust investment security transactions recorded in interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Investment income	$4,615	$5,326	$6,275
Realized gains	4,129	963	3,990
Realized losses	(410)	(9,955)	(13,143)
Expenses and taxes	(1,191)	(1,863)	(1,102)
Increase (decrease) in deferred preneed funeral and cemetery receipts held in trust	(7,143)	5,529	3,980

	$—	$—	$—

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.

	December 31, 2008	December 31, 2009
	(in thousands)
Preneed funeral trust funds	$14,138	$16,329
Less: allowance for contract cancellation	(1,444)	(1,700)

	$12,694	$14,629

     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2009 and 2008. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2009:
Cash and cash equivalents	$2,593	$2,593
Fixed income investments	9,394	9,347
Mutual funds and common stocks	4,275	4,511
Annuities	67	67

Total	$16,329	$16,518

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2008:
Cash and cash equivalents	$2,501	$2,501
Fixed income investments	9,031	9,014
Mutual funds and common stocks	2,538	2,046
Annuities	68	68

Total	$14,138	$13,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. The preneed funeral contracts secured by insurance totaled $195.0 million at both December 31, 2008 and 2009 and are not included in the Company’s balance sheet.
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2009 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$583	$—	$—	$583
Fixed income securities:
Corporate debt	15,968	4,729	(30)	20,667
Common stock	16,557	2,600	(483)	18,674
Mutual funds:
Equity	79	—	(33)	46
Fixed income	15	—	(4)	11

	$33,202	$7,329	$(550)	$39,981

Accrued investment income	$402			$402

Trust investments				$40,383

Market value as a percentage of cost				121.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,817
Due in five to ten years	4,321
Thereafter	14,529

$20,667

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
     The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2008 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash, money market and other short-term investments	$1,333	$—	$—	$1,333
Fixed income securities:
Corporate debt	5,280	166	(147)	5,299
Common stock	17,038	404	(4,751)	12,691
Mutual funds:
Equity	8,634	—	(4,226)	4,408
Fixed income	3,823	—	(1,327)	2,496

Trust investments	$36,108	$570	$(10,451)	$26,227

Accrued investment income	$91			$91

Trust assets				$26,318

Market value as a percentage of cost				72.9%

     Cemetery Care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2008 and 2009 are as follows (in thousands):

	December 31,	December 31,
	2008	2009
Trust assets, at market value	$26,318	$40,383
Pending withdrawals of income from trust	(240)	—
Obligations due to trust	—	20

Care trusts’ corpus	$26,078	$40,403

Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the year ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	Year Ended December 31
	2007	2008	2009
Undistributable realized gains	$1,734	$380	$2,118
Undistributable realized losses	(62)	(726)	(3,567)
Increase in Care trusts’ corpus	(1,672)	346	1,449

	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Investment income	$1,476	$2,338	$3,943
Realized gains	1,763	381	2,118
Realized losses	(91)	(725)	(3,567)
Expenses	(729)	(494)	(143)

Total	$2,419	$1,500	$2,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date applicable for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the consolidated balance sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include Common Stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate, U.S. agency and state obligation fixed income securities, and certain mutual funds; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of December 31, 2009, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of December 31, 2009 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of December 31, 2009, the Company did not have any liabilities measured at fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Fixed income securities	$6,417	$75,171	$—	$81,588
Common stock	72,918	—	—	72,918
Mutual funds and other	8,897	5,639	—	14,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2008 and 2009 were as follows (in thousands):

	December 31,	December 31,
	2008	2009
Prepaid agreements not to compete, net of accumulated amortization of $4,476 and $4,604, respectively	$762	$762
Deferred loan costs, net of accumulated amortization of $2,253 and $2,181, respectively	2,935	2,627
Deferred income tax asset	4,246	—
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,294 and $1,429, respectively	2,749	2,615
Other	1,601	1,532

	$12,293	$7,536

     Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
12. SENIOR LONG-TERM DEBT
Senior Long-Term Debt
     The Company’s senior long-term debt consisted of the following at December 31, 2008 and 2009 (in thousands):

	December 31,	December 31,
	2008	2009
$35 million and $40 million Credit Facility, secured, floating rate, due April 2010 and November 2012, respectively	$—	$—
7.875% Senior Notes due 2015	130,000	130,000
Acquisition debt	628	200
Other	2,445	2,135
Less: current portion	(728)	(437)

	$132,345	$131,898

     The Company has outstanding a principal amount of $130 million of 7.875% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. Effective November 4, 2009, the Company entered into an amendment to its credit facility to extend the maturity date and modify the size and terms of the credit facility. The amended credit facility matures November 4, 2012 and contains commitments from the banks for an aggregate of $40.0 million with an accordion provision for up to an additional $20.0 million. During the fourth quarter of fiscal year 2009, the Company incurred a charge for the loss on early extinguishment of debt of approximately $72,000 to write-off the remaining unamortized fees on the prior credit facility. The fees related to the amendment were approximately $411,000 and are being amortized over the life of the amendment. Interest is payable quarterly. The credit facility was undrawn at December 31, 2009, except for letters of credit of $0.1 million.
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
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2008 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. SENIOR LONG-TERM DEBT (continued)
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2009 are approximately $398,000, $418,000, $422,000, $361,000, and $374,000 respectively and $130,362,000 thereafter.

13.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s Common Stock at the equivalent conversion price of $20.4375 per share of Common Stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its Common Stock or repurchasing its Common Stock, with limited exceptions. The Company deferred the distributions during the period September 2003 to January 2005. The Company brought the deferred distributions current during January 2005. There are no deferred distributions at December 31, 2009.
14. COMMITMENTS AND CONTINGENCIES
Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,704,000, $3,835,000 and $3,850,000 for 2007, 2008 and 2009, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying consolidated balance sheets in the amount of $1,269,000 in 2008 and $1,204,000 in 2009, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2009, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease
	Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31,
2010	$2,501	$406
2011	2,268	432
2012	2,079	433
2013	1,866	437
2014	1,109	462
Thereafter	1,647	6,198

Total future minimum lease payments	$11,470	$8,368

Less: amount representing interest (rates ranging from 7% to 11.5%)		(3,830)
Less: current portion of obligations under capital leases		(120)

Long-term obligations under capital leases		$4,418

Agreements and Employee Benefits
     Carriage has obtained various agreements not to compete from former owners and employees. These agreements are generally for one to 10 years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $1,325,000, $954,000, $790,000, $627,000 and $521,000, respectively and $1,262,000 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. COMMITMENTS AND CONTINGENCIES (continued)
     The Company has entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $513,000, $334,000, $221,000, $161,000 and $114,000, respectively and $93,000 thereafter.
     The Company has entered into employment agreements with its executive officers and certain management personnel. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired. The current employment agreements expire in the third quarter of 2010. The minimum payments due under these agreements total $1,505,000 for 2010.
     Carriage sponsors a defined contribution plan (401k) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $650,000, $972,000 and $1,220,000 for 2007, 2008 and 2009, respectively. The Company does not offer any post-retirement or post-employment benefits.
Other Commitments
     In 2005, the Company entered into an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. The Company and the contractor may terminate the contract for various reasons upon written notification. Payments vary based on the level of resources provided. The Company paid $1.7 million to the contractor for services for each of the years 2007 and 2008 and paid $2.1 million in 2009.
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a punitive class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. The Court has not yet ruled on plaintiffs’ motion to amend. In April 2009, two defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. The Company did not join in these motions, and the Court has not yet ruled on the motions to disqualify. Currently, the litigation is in the discovery stage, and Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Fuqua, et al., v. Lytle-Gans-Andrews Funeral Home, et al., United States District Court, Southern District of Indiana, Case No. 4:08-cv-00134-DFH-WGH. On July 29, 2008, Kenneth R. Fuqua, II and Elizabeth R. Fuqua filed an action against several defendants in Indiana Circuit Court, Jefferson County, Indiana, alleging improper handling of remains and improper burial practices by Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has denied these allegations because the burial occurred before Carriage owned Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Lytle-Gans-Andrews’ assets under an asset purchase agreement and did not assume its liabilities. The Court has not yet ruled on Carriage’s motion. The Company intends to defend these actions vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. COMMITMENTS AND CONTINGENCIES (continued)
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007); Lawson v. Carriage Funeral Holdings, Inc., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0708-CT-429 (filed August 17, 2007); Wiley, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0706-CT-287 (filed June 6, 2007). In these individual actions, Plaintiffs allege improper handling of remains or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under the Asset Purchase Agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On February 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ claims against Carriage in the Lawson v. Carriage Funeral Holdings, Inc. matter. The Court has not yet ruled on Carriage’s motions in the Kendall and Wiley matters. The Company will defend these actions vigorously. Pending the Court’s ruling, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
15. INCOME TAXES
     The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2007, 2008 and 2009 consisted of (in thousands):

		Year Ended December 31,
	2007	2008	2009
Current:
U. S. Federal	$(7)	$166	$80
State	430	145	284

Total current provision	423	311	364
Deferred:
U. S. Federal	4,323	1,187	3,597
State	213	227	836

Total deferred provision	4,536	1,414	4,433

Total income tax provision	$4,959	$1,725	$4,797

     A reconciliation of taxes from continuing operations calculated at the U.S. Federal statutory rate to those reflected in the consolidated statements of operations for the years ended December 31, 2007, 2008 and 2009 is as follows:

			Year Ended December 31,
	2007		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$4,193	34.0%	$1,200	34.0%	$4,027	34.0%
Effect of state income taxes, net of Federal benefit	934	7.6	302	8.6	667	5.6
Effect of non-deductible expenses and other, net	(109)	(0.9)	233	6.6	322	2.7
Change in valuation allowance	(59)	(0.5)	(10)	(0.3)	(219)	(1.8)

	$4,959	40.2%	$1,725	48.9%	$4,797	40.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. INCOME TAXES (continued)
     The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2008 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2008	2009
Deferred income tax assets:
Net operating loss carryforwards	$7,852	$6,678
Minimum tax credit carryforwards	310	390
State tax credit carryforwards	105	102
State bonus depreciation	—	105
Accrued liabilities and other	4,009	3,585
Amortization of non-compete agreements	1,219	791
Preneed liabilities, net	22,871	22,095

Total deferred income tax assets	36,366	33,746
Less valuation allowance	(1,962)	(1,743)

Total deferred income tax assets	$34,404	$32,003

Deferred income tax liabilities:
Amortization and depreciation	$(22,208)	$(24,739)
Other	(1,773)	(1,264)

Total deferred income tax liabilities	(23,981)	(26,003)

Total net deferred tax assets	$10,423	$6,000

Current deferred tax asset	$6,177	$6,000
Non-current deferred tax asset	4,246	—

Total net deferred tax assets	$10,423	$6,000

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2008 and 2009. The            non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2008 and 2009.
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company recognized a $0.2 million decrease in its valuation allowance during 2009.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $24.0 million available at December 31, 2009 to offset future Federal taxable income, which will expire between 2022 and 2028 if not utilized. For state reporting purposes, Carriage also has approximately $66.0 million of net operating loss carryforwards that will expire between 2010 and 2028, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2009 is attributable to the deferred tax asset related to the state operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. INCOME TAXES (continued)
     The Company has unrecognized tax benefits for Federal and state income tax purposes totaling $6.9 million as of December 31, 2009, resulting from deductions totaling $18.0 million on Federal returns and $15.0 million on various state returns. The Company has Federal and state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has increased its taxes payable by deductions that are not considered more likely than not. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31, 2007	December 31, 2008	December 31, 2009
Unrecognized tax benefit at beginning of year	$4,962	$6,017	$6,327
Additions based on tax positions related to the current year	637	583	560
Reductions for tax positions of prior years	504	(249)	—
Reductions as a result of a lapse of the applicable statute of limitations	(86)	(24)	(24)

Unrecognized tax benefit at end of year	$6,017	$6,327	$6,863

     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2009 was not material to the Company’s operations. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2009. The Company’s policy with respect to potential penalties and interest is to record them as “other” expense and interest expense, respectively.
     The Company’s Federal income tax returns for 2001 through 2008 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2008.
16. STOCKHOLDERS’ EQUITY
Stock Based Compensation Plans
     During the three year period ended December 31, 2009 Carriage had five stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”), the 1998 Stock Option Plan for Consultants (the “Consultants’ Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”). Substantially all of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan, the Director’s Plan and the Consultants Plan were terminated during 2006. The 2006 Plan expires on May 24, 2016. The expiration and termination of these plans does not affect the options previously issued and outstanding.
     All stock-based plans are administered by the Compensation Committee appointed by the Board of Directors. The 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s Common Stock as determined by the closing price on the date of the option grant. Because of changes in the Company’s compensation philosophy, options have not been awarded to officers since 2003 and all outstanding options are currently vested.
     The status of each of the plans at December 31, 2009 is as follows (in thousands):

	Shares	Shares	Options
	Reserved	Available to Issue	Outstanding
1995 Plan	—	—	120
1996 Plan	—	—	527
Directors’ Plan	—	—	140
2006 Plan	1,350	183	—

Total	1,350	183	787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. STOCKHOLDERS’ EQUITY (continued)
Stock Options
     A summary of the stock options at December 31, 2007, 2008 and 2009 and changes during the three years ended is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2007		2008		2009
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding at beginning of period	1,243	$3.32	996	$3.12	907	$2.97
Granted	—	—	—	—	—	—
Exercised	(218)	2.83	(72)	2.73	(76)	2.01
Canceled or expired	(29)	7.45	(17)	15.54	(44)	9.25

Outstanding at end of year	996	3.12	907	2.97	787	2.71

Exercisable at end of year	989	3.11	907	2.97	787	2.71

     The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2009 totaled $1,194,000.
     The total intrinsic value of options exercised during 2007, 2008 and 2009 totaled $1,157,000, $233,000 and $151,000, respectively. As of December 31, 2009, there was no unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. The Company recorded compensation expense totaling $36,000 and $4,000 in 2007 and 2008, respectively, related to the vesting of stock options.
     The following table further describes the Company’s outstanding stock options at December 31, 2009 (shares in thousands):

		Options Outstanding		Options Exercisable
Actual Range of	Number	Weighted-Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/09	Contractual Life	Exercise Price	at 12/31/09	Exercise Price
$1.19-1.56	467	0.98	$1.51	467	$1.51
$2.06-3.09	56	0.56	$2.89	56	$2.89
$3.12-4.66	69	3.20	$4.19	69	$4.19
$4.77-6.19	195	3.00	$5.01	195	$5.01

$1.19-6.19	787	1.63	$2.71	787	$2.71
Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase Common Stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. During 2007, employees purchased a total of 79,120 shares at a weighted average price of $4.71 per share. In 2008, employees purchased a total of 107,803 shares at a weighted average price of $3.52 per share. In 2009, employees purchased a total of 219,262 shares at a weighted average price of $2.52 per share. Compensation cost for the Plan totaling approximately $95,000, $189,000 and $159,000 was expensed in 2007, 2008 and 2009, respectively.
     The fair values of the grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following assumptions:

	2007	2008	2009
Dividend yield	0%	0%	0%
Expected volatility	24%	39%	76%
Risk-free interest rate	4.94%, 4.91%, 4.96%, 5.00%	3.26%, 3.32%, 3.25%, 3.17%	0.09%, 0.27%, 0.31%, 0.35%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. STOCKHOLDERS’ EQUITY (continued)
Restricted Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers and key employees of the Company from the stock benefit plans. A summary of the status of unvested restricted stock awards as of December 31, 2009, and changes during 2009, is presented below (shares in thousands):

		Weighted Average
		Grant Date
Unvested stock awards	Shares	Fair Value
Unvested at January 1, 2009	404	$7.11
Awards	497	2.26
Vestings	(206)	5.03

Unvested at December 31, 2009	695	$4.41

     The Company recognized $0.7, $1.0 and $1.0 million in compensation expense, included in general administrative and other expenses, in 2007, 2008 and 2009, respectively, related to the vesting of restricted stock awards. As of December 31, 2009, there was $2.2 million of total unrecognized compensation costs related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.40 years.
Director Compensation Plans
     The Company has a compensation plan for its outside directors under which directors may choose to accept fully vested shares of the Company’s Common Stock for all or a portion of their annual retainer and meeting fees. During the three years 2007 through 2009, the Company issued shares of Common Stock to directors totaling 15,888, 27,312 and 72,278, respectively, in lieu of payment in cash for their meeting fees, the market value of which was charged to operations. New directors receive an award of shares of Common Stock having a value of $100,000 at the time of their initial election to the Board, 50% of which are vested at the grant date and 25% of which vests on the first and second anniversary of the grant. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted 126,840 shares valued in total at $200,000. Additionally, each non-executive officer directors received a grant of 3,000 fully vested unrestricted shares from the 2006 Plan on the date of the annual stockholder meeting, which occurred in May 2009. The Company recorded $280,000, $233,000 and $431,000 pre-tax compensation expense, included in general, administrative and other expenses for 2007, 2008 and 2009, respectively, related to the director stock awards.
17. SHARE REPURCHASE PROGRAM
     During June 2008 and again in November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to $5 million of the Company’s Common Stock for each of the two programs. The repurchases were executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. The program approved in June 2008 was completed in October 2008. During 2008, the Company repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,442 and an average cost per share of $3.29. The program approved in November 2008 was completed in December 2009. During 2009, the Company purchased 1,377,882 shares of Common Stock at an aggregate cost of $4,259,558 and an average cost per share of $3.09. The repurchased shares are held as treasury stock.
18. PREFERRED STOCK
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
19. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Executive Vice President and General Counsel. The firm was used for various legal matters during the period. During the three years ended December 31, 2007, 2008 and 2009, the Company paid the law firm $498,000, $811,000 and $389,000 in legal fees, respectively.
     A member of the Company’s Board of Directors is a key member of management of an otherwise unrelated company that holds $7.3 million of the Company’s 7.875% Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. EARNINGS PER SHARE
     Effective January 1, 2009, the accounting for unvested share-based payment awards included in the calculation of earnings per share has changed. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our current period earnings per share calculations and retrospectively revised our prior period calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation.
     The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2009:

	Year Ended December 31,
	2007	2008	2009
	(in thousands, except per share data)
Net income from continuing operations	$7,221	$1,767	$6,780
Net income from continuing operations allocated to non-vested share awards	137	37	268
Preferred stock dividend	—	(10)	(14)

Undistributed earnings from continuing operations available to common stockholders	7,358	1,794	7,034
Income (loss) from discontinued operations	921	(1,546)	—

Undistributed earnings available to common stockholders	$8,279	$248	$7,034

Weighted average number of common shares outstanding for basic EPS computation	19,020	19,054	17,573
Effect of dilutive securities:
Stock options	487	308	176

Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	19,507	19,362	17,749

Basic earnings (loss) per common share:
Continuing operations	$0.38	$0.09	$0.39
Continuing operations allocated to non-vested share awards	0.01	—	0.01
Discontinued operations	0.05	(0.08)	—

Net income	$0.44	$0.01	$0.40

Diluted earnings (loss) per common share:
Continuing operations	$0.37	$0.09	$0.39
Continuing operations allocated to non-vested share awards	0.01	—	0.01
Discontinued operations	0.05	(0.08)	—

Net income	$0.43	$0.01	$0.40

     Options to purchase 0.03 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.
     Options to purchase 0.4 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.
     Options to purchase 0.2 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2009, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2009	$131,051	$46,576	$—	$177,627
2008	134,246	42,682	—	176,928
2007	123,839	43,017	—	166,856
Net income (loss) from continuing operations:
2009	$11,666	$2,845	$(7,463)	$7,048
2008	22,524	3,439	(24,159)	1,804
2007	22,590	5,920	(21,152)	7,358
Total assets:
2009	$370,058	$223,743	$25,497	$619,298
2008	347,906	181,408	30,979	560,293
2007	371,921	206,840	32,046	610,807
Depreciation and amortization:
2009	$5,531	$3,217	$1,591	$10,339
2008	6,136	2,620	1,616	10,372
2007	5,377	2,725	1,386	9,488
Capital expenditures:
2009	$3,422	$4,875	$1,073	$9,370
2008	7,016	5,132	728	12,876
2007	7,058	2,399	2,191	11,648
Number of operating locations at year end:
2009	138	32	—	170
2008	136	32	—	168
2007	139	32	—	171
Interest expense
2009	$410	$92	$17,996	$18,498
2008	418	104	17,809	18,331
2007	551	119	17,674	18,344
Income tax expense (benefit) from continuing operations:
2009	$26,374	$4,731	$(26,308)	$4,797
2008	14,239	2,330	(14,844)	1,725
2007	13,026	3,312	(11,379)	4,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Revenues
Goods
Funeral	$51,806	$54,695	$54,171
Cemetery	29,153	29,445	32,950

Total goods	$80,959	$84,140	$87,121

Services
Funeral	$69,776	$76,799	$74,789
Cemetery	9,023	9,251	9,347

Total services	$78,799	$86,050	$84,136

Finance charges and trust revenue
Funeral	$2,257	$2,752	$2,091
Cemetery	4,841	3,986	4,279

Total finance charges and trust revenue	$7,098	$6,738	$6,370

Total revenues	$166,856	$176,928	$177,627

Cost of revenues
Goods
Funeral	$42,242	$45,906	$44,369
Cemetery	22,602	25,031	26,523

Total goods	$64,844	$70,937	$70,892

Services
Funeral	$32,968	$38,434	$36,963
Cemetery	5,892	6,619	6,461

Total services	$38,860	$45,053	$43,424

Finance charges and trust revenue
Funeral	$1,827	$1,862	$1,737
Cemetery	—	—	—

Total finance charges and trust revenue	$1,827	$1,862	$1,737

Total cost of revenues	$105,531	$117,852	$116,053

     The cost of revenues, for purposes of this supplemental disclosure, include only field costs and expenses allocable between products in the funeral and cemetery segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2008 and 2009, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Revenue from continuing operations	$45,803	$44,550	$42,167	$45,107
Gross profit from continuing operations	12,525	11,803	9,972	11,818

Income from continuing operations	$2,354	$2,034	$860	$1,800
Income from discontinued operations	—	—	—	—
Preferred stock dividend	3	4	3	4

Net income	$2,351	$2,030	$857	$1,796

Basic earnings per common share:
Income from continuing operations	$0.13	$0.12	$0.05	$0.10
Loss from discontinued operations	—	—	—	—

Net income per basic share	$0.13	$0.12	$0.05	$0.10

Diluted earnings per common share:
Income from continuing operations	$0.13	$0.12	$0.05	$0.10
Loss from discontinued operations	—	—	—	—

Net income per diluted share	$0.13	$0.12	$0.05	$0.10

2008
Revenue from continuing operations	$47,143	$42,737	$43,214	$43,834
Gross profit from continuing operations	13,968	9,750	9,216	10,109

Income (loss) from continuing operations	$3,254	$44	$157	$(1,651)
Income (loss) from discontinued operations	35	(1,426)	1	(156)
Preferred stock dividend	—	—	—	(10)

Net income (loss)	$3,289	$(1,382)	$158	$(1,817)

Basic earnings per common share:
Income (loss) from continuing operations	$0.17	$—	$0.01	$(0.09)
Loss from discontinued operations	—	(0.07)	—	(0.01)

Net income (loss) per basic share	$0.17	$(0.07)	$0.01	$(0.10)

Diluted earnings per common share(a):
Income (loss) from continuing operations	$0.16	$—	$0.01	$(0.09)
Loss from discontinued operations	—	(0.07)	—	(0.01)

Net income (loss) per diluted share	$0.16	$(0.07)	$0.01	$(0.10)

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year 2008 due to rounding and stock transactions which occurred during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Cash paid for interest and financing costs	$17,956	$18,230	$18,270
Cash paid for income taxes	320	898	126
Fair value of stock issued to directors or officers	2,269	1,227	1,123
Net (deposits) withdrawals in preneed funeral trusts	(1,109)	776	(222)
Net deposits in preneed cemetery trusts	(2,490)	(2,020)	(2,879)
Net deposits in perpetual care trusts	(1,035)	(5,333)	(1,552)
Net (increase) decrease in preneed funeral receivables	1,647	4,003	(340)
Net (increase) decrease in preneed cemetery receivables	(362)	547	(2,423)
Net withdrawals of receivables from preneed funeral trusts	4,106	2,317	916
Net change in preneed funeral receivables decreasing deferred revenue	(511)	(10,156)	(304)
Net change in preneed cemetery receivables decreasing deferred revenue	(5,123)	(1,083)	(480)
Net deposits (withdrawals) in preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	1,291	(776)	222
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	2,486	2,020	2,879
Deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	1,542	5,994	1,577

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	57,348	69,524	79,618
Purchase of available for sale securities of the funeral and cemetery trusts	83,064	105,659	91,938

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited and reported separately herein on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.
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
/s/ KPMG LLP
Houston, Texas
March 5, 2010

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning	Charged to costs		Balance at end
Description	of year	and expenses	Deduction	of year
Year ended December 31, 2007:
Allowance for bad debts, current portion	$925	$1,002	$785	$1,142
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,203	$2,396	$2,440	$1,159
Environmental remediation reserves	$352	$92	$444	$—
Employee severance accruals	$126	$63	$189	$—

Year ended December 31, 2008:
Allowance for bad debts, current portion	$1,142	$3,878	$4,187	$833
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,159	$3,125	$3,437	$847
Employee severance accruals	$—	$564	$427	$137
Litigation reserves	$—	$4,973	$—	$4,973

Year ended December 31, 2009:
Allowance for bad debts, current portion	$833	$3,617	$3,699	$751
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$847	$564	$253	$1,158
Employee severance accruals	$137	$37	$174	$—
Litigation reserves	$4,973	$—	$3,914	$1,059

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).
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
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2009 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2009, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

/s/ Terry E.Sanford
Terry E. Sanford
Executive Vice President and Chief Financial Officer
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010, expressed an unqualified opinion on those Consolidated Financial Statements.
/s/ KPMG LLP
Houston, Texas
March 5, 2010

Changes in Internal Control Over Financial Reporting
     Our management report on internal control over financial reporting for the year ended December 31, 2009 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTIORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2010 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) (1) FINANCIAL STATEMENTS
     The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:
          (2) FINANCIAL STATEMENT SCHEDULES
     The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	63
Financial Statement Schedule II — Valuation and Qualifying Accounts	64
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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

Exhibit No.	Description
3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective may 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

Exhibit No.	Description
4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.17	Amendment No. 6 to the Credit Agreement dated May 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.

4.18	Amendment No. 7 to the Credit Agreement dated November 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2009.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2004 Schedule 14A. †

10.6	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.7	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.10	Employment Agreement with J. Bradley Green dated September 11, 2006. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006. †

Exhibit No.	Description
10.11	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.12	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.13	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.14	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.15	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.16	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.17	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.18	Employment agreement with George J. Klug dated August 27, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form filed August 30, 2007. †

10.19	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007. †

10.20	Employment agreement with Kevin Musico dated August 7, 2007. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007. †

10.21	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.22	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007.

10.23	Employment agreement with Jay D. Dodds dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2008. †

10.24	Employment agreement with J. Bradley Green dated August 7, 2007. Incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2008. †

10.25	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

Exhibit No.	Description
*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2010.

CARRIAGE SERVICES, INC.
By:	/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne Melvin C. Payne	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/s/ Terry E. Sanford	Executive Vice President and Chief Financial
Terry E. Sanford	Officer (Principal Financial and Accounting Officer)	March 5, 2010

/s/ Ronald A. Erickson	Director	March 5, 2010
Ronald A. Erickson

/s/ Vincent D. Foster	Director	March 5, 2010
Vincent D. Foster

/s/ L. William Heiligbrodt	Director	March 5, 2010
L. William Heiligbrodt

/s/ Richard W. Scott	Director	March 5, 2010
Richard W. Scott

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective may 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

Exhibit No.	Description
4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.17	Amendment No. 6 to the Credit Agreement dated May 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.

4.18	Amendment No. 7 to the Credit Agreement dated November 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2009.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	Amendment No. 1 to the 1997 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s 2004 Schedule 14A. †

Exhibit No.	Description
10.6	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.7	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.9	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.10	Employment Agreement with J. Bradley Green dated September 11, 2006. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006. †

10.11	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.12	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.13	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.14	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.15	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.16	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.17	Employment agreement with Melvin C. Payne dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007. †

10.18	Employment agreement with George J. Klug dated August 27, 2007. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form filed August 30, 2007. †

10.19	Employment agreement with Terry E. Sanford dated August 24, 2007. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 30, 2007. †

10.20	Employment agreement with Kevin Musico dated August 7, 2007. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007. †

10.21	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.22	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 or Form 10-K for its fiscal year ended December 31, 2007.

Exhibit No.	Description
10.23	Employment agreement with Jay D. Dodds dated August 7, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2008. †

10.24	Employment agreement with J. Bradley Green dated August 7, 2007. Incorporated by reference to exhibit 10.27 to the Company’s Annual Report on Form 10-K for its year ended December 31,2008. †

10.25	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.