Form 10-Q
period 2010-03-31
CARRIAGE SERVICES INC
filed 2010-05-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 5, 2010 was 17,469,170.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,616	$4,568
Accounts receivable, net of allowance for bad debts of $751 in 2009 and $927 in 2010	15,177	15,086
Inventories and other current assets	14,683	13,122

Total current assets	33,476	32,776

Preneed cemetery trust investments	67,901	73,208
Preneed funeral trust investments	75,200	77,960
Preneed receivables, net of allowance for bad debts of $1,158 in 2009 and $1,125 in 2010	16,782	16,672
Receivables from preneed funeral trusts	14,629	14,809
Property, plant and equipment, net of accumulated depreciation of $66,201 in 2009 and $67,665 in 2010	124,800	124,486
Cemetery property	71,661	71,439
Goodwill	166,930	166,930
Deferred charges and other non-current assets	7,536	7,904
Cemetery perpetual care trust investments	40,383	42,661

Total assets	$619,298	$628,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$558	$564
Accounts payable and other liabilities	6,877	6,027
Accrued liabilities	14,037	10,125

Total current liabilities	21,472	16,716
Senior long-term debt, net of current portion	131,898	131,816
Convertible junior subordinated debentures due in 2029 to an affiliate	93,750	93,750
Obligations under capital leases, net of current portion	4,418	4,385
Deferred preneed cemetery revenue	49,176	49,281
Deferred preneed funeral revenue	26,658	27,093
Deferred preneed cemetery receipts held in trust	67,901	73,208
Deferred preneed funeral receipts held in trust	75,200	77,959
Care trusts’ corpus	40,403	42,866

Total liabilities	510,876	517,074

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 20,411,000 and 20,542,000 shares issued at December 31, 2009 and March 31, 2010, respectively	204	205
Additional paid-in capital	197,034	197,612
Accumulated deficit	(79,016)	(76,246)
Treasury stock, at cost; 3,109,000 shares at December 31, 2009 and March 31, 2010	(10,000)	(10,000)

Total stockholders’ equity	108,222	111,571

Total liabilities and stockholders’ equity	$619,298	$628,845

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2009	2010
Revenues:
Funeral	$34,840	$36,090
Cemetery	10,963	10,757

	45,803	46,847
Field costs and expenses:
Funeral	21,301	22,335
Cemetery	7,959	7,279
Depreciation and amortization	2,189	2,107
Regional and unallocated funeral and cemetery costs	1,829	1,609

	33,278	33,330

Gross profit	12,525	13,517
Corporate costs and expenses:
General, administrative and other	3,558	4,157
Home office depreciation and amortization	415	362

	3,973	4,519

Operating income	8,552	8,998
Interest expense	(4,598)	(4,554)
Interest income and other, net	2	218

Total interest and other	(4,596)	(4,336)

Income from continuing operations before income taxes	3,956	4,662
Provision for income taxes	(1,602)	(1,888)

Net income from continuing operations	2,354	2,774
Preferred stock dividend	4	4

Net income available to common stockholders	$2,350	$2,770

Basic earnings per common share:	$0.13	$0.16

Diluted earnings per common share:	$0.13	$0.16

Weighted average number of common and common equivalent shares outstanding:
Basic	17,905	17,379

Diluted	17,974	17,600

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months
	ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$2,354	$2,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,604	2,469
Amortization of deferred financing costs	201	180
Provision for losses on accounts receivable	1,015	1,109
Stock-based compensation expense	507	544
Deferred income taxes	1,602	1,676
Other	2	(217)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(411)	(908)
Inventories and other current assets	(66)	(215)
Preneed funeral and cemetery trust investments	(490)	(1,161)
Accounts payable and accrued liabilities	(7,977)	(5,032)
Deferred preneed funeral and cemetery revenue	(399)	541
Deferred preneed funeral and cemetery receipts held in trust	503	1,164

Net cash (used in) provided by operating activities	(555)	2,924

Cash flows from investing activities:
Capital expenditures	(1,712)	(1,902)

Net cash used in investing activities	(1,712)	(1,902)

Cash flows from financing activities:
Net borrowings under credit facility	800	—
Payments on senior long-term debt and obligations under capital leases	(162)	(110)
Proceeds from the exercise of stock options and employee stock purchase plan	46	87
Purchase of treasury stock	(722)	—
Dividend on redeemable preferred stock	(4)	(4)
Other financing costs	(44)	(43)

Net cash used in financing activities	(86)	(70)

Net (decrease) increase in cash and cash equivalents	(2,353)	952
Cash and cash equivalents at beginning of period	5,007	3,616

Cash and cash equivalents at end of period	$2,654	$4,568

The accompanying condensed notes are an integral part of these consolidated financial statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2010, the Company owned and operated 138 funeral homes in 25 states and 32 cemeteries in 11 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three month period ended March 31, 2009 and 2010 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction therewith.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Use of Estimates
     The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
     Business Combinations
     The Company’s growth strategy includes the execution of its Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. The Company assesses acquisition candidates using six strategic ranking criteria and to differentiate the pricing the Company is willing to pay. Those criteria are:
•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.
     We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. The Company did not acquire any businesses in the three months ended March 31, 2009 or the three months ended March 31, 2010.

     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and employee stock purchase plans, which are described in more detail in Note 16 to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 10 to the Consolidated Financial Statements herein for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Effective January 1, 2009, the accounting changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation. For the three months ended March 31, 2009 and 2010, there was no material impact to basic and diluted earnings per share as presented in Exhibit 11.1.
     Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheet. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be trusted, are recorded in Deferred preneed funeral and cemetery revenues until the service is performed or the merchandise is delivered.
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

     Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 7 to the Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     New guidance was issued during early 2009 on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance is effective for interim reporting periods ending after June 15, 2009 and it has had no effect on our financial position or results of operations.
     New guidance was also issued during early 2009 that modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. This new guidance also modified the presentation of other-than-temporary impairment losses and increased related disclosure requirements. This change is effective for interim reporting periods ending after June 15, 2009 and it has had no affect on our financial position or results of operations.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At March 31, 2010, these securities were typically trading at a price of approximately $96.75, indicating a fair market value of approximately $125.8 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our consolidated balance sheet at a cost of approximately $93.8 million. The fair value of these securities is estimated to be $55.8 million at March 31, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Accounting for Income Tax Uncertainties
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheet. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and Interest expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
     The Company has unrecognized tax benefits for Federal and State income tax purposes totaling approximately $7 million as of March 31, 2010, resulting from deductions totaling $19 million on Federal returns and $16 million on various State returns. The Company has Federal and State net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. In certain states without net operating loss carryforwards, the Company has increased its taxes payable by deductions that are not considered more likely than not.
     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the period ended March 31, 2010 was not material to the Company’s operations. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the period ended March 31, 2010.
     The Company’s Federal income tax returns for 2001 through 2009 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized State tax benefits are related to State returns open from 2002 through 2009.

     Variable Interest Entities
     Effective January 1, 2010, new guidance amended the current practice of accounting for Variable Interest Entities (VIE) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance did not have a material impact on our consolidated financial statements. Also refer to Preneed Funeral and Cemetery Trust Funds in Note 1 to the Consolidated Financial Statements herein for additional information on the Company’s VIE entities.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Fair Value Measurements
     In January 2010, new guidance was issued which requires additional fair value disclosures to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements on transfers between Levels 1 and 2 is effective for the Company as of March 31, 2010. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. See Note 7 to the Consolidated Financial Statements herein for additional information on the Company’s fair value disclosures.
3. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The cost and fair market values associated with preneed cemetery trust investments at March 31, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$1,887	$—	$—	$1,887
Fixed income securities:
Corporate debt	23,591	9,058	(53)	32,596
Mortgage backed securities	3	—	—	3
Common stock	25,014	9,538	(158)	34,394
Mutual funds:
Equity	3,431	220	—	3,651

Trust securities	$53,926	$18,816	$(211)	$72,531

Accrued investment income	$677			$677

Preneed cemetery trust investments				$73,208

Fair market value as a percentage of cost				135.8%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,423
Due in five to ten years	4,641
Thereafter	24,535

$32,599

     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The cost and fair market values associated with preneed funeral trust investments at March 31, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$10,969	$—	$—	$10,969
Fixed income securities:
U.S. Treasury debt	5,368	139	(11)	5,496
Mortgage backed securities	800	44	(5)	839
Corporate debt	16,908	6,884	(10)	23,782
Common stock	15,963	8,771	(82)	24,652
Mutual funds:
Equity	6,252	171	(458)	5,965
Fixed income	5,591	614	(50)	6,155

Trust securities	$61,851	$16,623	$(616)	$77,858

Accrued investment income	$102			$102

Preneed funeral trust investments				$77,960

Fair market value as a percentage of cost				126.0%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,601
Due in one to five years	7,064
Due in five to ten years	3,508
Thereafter	17,949

$30,122

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

     Trust Investment Security Transactions
     Cemetery and funeral preneed trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2010 are as follows (in thousands):

	For the three months
	ended March 31,
	2009	2010
Investment income	$662	$1,587
Realized gains	284	506
Realized losses	(4,083)	(77)
Expenses and taxes	(274)	(308)
(Increase) decrease in deferred preneed funeral and cemetery receipts held in trust	3,411	(1,708)

	$—	$—

4. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.

	December 31,	March 31,
	2009	2010
	(in thousands)
Preneed funeral trust funds	$16,329	$16,528
Less: allowance for contract cancellation	(1,700)	(1,719)

	$14,629	$14,809

5. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $195.0 million and $194.0 million at December 31, 2009 and March 31, 2010, respectively, and are not included in the Company’s Consolidated Balance Sheet.
6. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2010 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$1,972	$—	$—	$1,972
Fixed income securities:
Corporate debt	16,016	5,511	(22)	21,505
Common stock	15,866	3,097	(256)	18,707
Mutual funds:
Equity	64	—	(26)	38
Fixed income	15	—	(3)	12

Trust securities	$33,933	$8,608	$(307)	$42,234

Accrued investment income	$427			$427

Cemetery perpetual care trust investments				$42,661

Fair market value as a percentage of cost				125.7%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,424
Due in five to ten years	3,843
Thereafter	15,238

$21,505

     Cemetery Care trusts’ corpus represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2009 and March 31, 2010 are as follows (in thousands):

	December 31,	March 31,
	2009	2010
Trust assets, at fair market value	$40,383	$42,661
Pending withdrawals of income from trust	—	205
Obligations due to trust	20	—

Care trusts’ corpus	$40,403	$42,866

     Trust Investment Security Transactions
     Perpetual care trust investment security transactions recorded in Interest income and other, net in the consolidated statements of operations (unaudited) for the three months ended March 31, 2009 and 2010 are as follows (in thousands).

	For the three months
	ended March 31,
	2009	2010
Undistributable realized gains	$24	$237
Undistributable realized losses	(661)	(16)
Decrease (increase) in Care trusts’ corpus	637	(221)

	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2009 and 2010 are as follows (in thousands).

	For the three months
	ended March 31,
	2009	2010
Investment income	$539	$630
Realized gains	156	360
Expenses	(50)	(21)

Total	$645	$969

7. FAIR VALUE MEASUREMENTS
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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the consolidated balance sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate, U.S. agency and state obligation fixed income securities, and certain mutual funds; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of March 31, 2010, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of March 31, 2010 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of March 31, 2010, the Company did not have any liabilities measured at fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets:
Fixed income securities:
U.S. Treasury debt	$5,496	$—	$—	$5,496
Mortgage backed securities	—	847	—	847
Corporate debt	—	77,883	—	77,883
Common stock	77,753	—	—	77,753
Mutual funds:
Equity	9,649	—	—	9,649
Fixed income	—	6,167	—	6,167

Total Assets	$92,898	$84,897	$—	$177,795

     There were no significant transfers between Levels 1 and 2 for the quarter ended March 31, 2010.
8. SENIOR LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7⅞% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. The credit facility was undrawn at March 31, 2010, except for letters of credit of $0.1 million. Interest is payable quarterly. The credit facility matures on November 4, 2012.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our debentures issued in connection with the Company’s TIDES) have fully and unconditionally guaranteed the Company’s obligations under the 7⅞% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7⅞% Senior Notes.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the quarters ended March 31, 2009 and 2010.
9. COMMITMENTS AND CONTINGENCIES
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs sixty (60) days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. Should Plaintiffs retain new counsel, Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
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
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007); Lawson v. Carriage Funeral Holdings, Inc., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0708-CT-429 (filed August 17, 2007); Wiley, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0706-CT-287 (filed June 6, 2007). In these individual actions, Plaintiffs allege improper handling of remains or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under the asset purchase agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On February 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ claims against Carriage in the Lawson v. Carriage Funeral Holdings, Inc. matter. The Court has not yet ruled on Carriage’s motions in the Kendall and Wiley matters. The Company intends to defend these actions vigorously. Pending the Court’s ruling, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

10. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     No stock options were awarded during the three months ended March 31, 2010. For the first quarter of 2010, employees purchased a total of 26,260 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $3.91 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for vesting of stock options totaling $75,000 and $58,000 for the three months ended March 31, 2009 and 2010, respectively. All outstanding stock options have vested.
     The fair value of the right (option) to purchase shares under the ESPP, is estimated on the date of grant associated with the four quarterly purchase dates using the following assumptions:

	2009	2010
Dividend yield	0%	0%
Expected volatility	76%	70%
Risk-free interest rate	0.09%, 0.27%, 0.31%, 0.35%	0.08%, 0.18%, 0.31%, 0.45%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1
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
     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from the stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33 1/3 % increments over four or three year periods, respectively. The Company granted 74,500 shares of restricted stock to certain employees during the first quarter of 2010, which vest in 33 1/3% increments over three years. The Company recorded $346,000 and $337,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2009 and 2010, respectively, related to the vesting of restricted stock awards previously awarded to our officers and employees.
     In 2009, the Company’s directors could elect to receive all or a portion of their fees in stock. During the three months ended March 31, 2009, the Company issued 25,404 shares of unrestricted common stock to directors in lieu of payment in cash for their fees. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted shares valued in total at $200,000. One-half of those shares vested immediately; the remainder vest over two years. Effective March 22, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Also, in accordance with this new policy, each independent director is entitled to a fully vested annual equity retainer equal to $40,000 of the Company’s common stock. On March 22, 2010, the Company issued 8,968 shares of common stock to each of the four independent directors for such retainer. For the three months ended March 31, 2010, all meeting fees were paid in cash. The Company recorded $161,000 and $207,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2009 and 2010, respectively, related to the director stock awards.
     As of March 31, 2010, the Company had $2.2 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.3 years.
11. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Executive Vice President and General Counsel. The firm was used for various legal matters during the three months ended March 31, 2009 and paid the law firm $0.2 million. During the three months ended March 31, 2010, the Company paid the firm less than $5,000.
     The Company consolidates an entity that provides cremation services in accordance with the accounting for Variable Interest Entities. The Company also provides 100% of the financing needs for the entity. Carriage’s Executive Vice President and Chief Operating Officer is a one-third owner in a company that owns 52.8% of this entity. As of March 31, 2010, the entity owed Carriage approximately $1.5 million in the form of a working capital line of credit.
     A member of the Company’s Board of Directors is a key member of management and Chief Investment Officer of an otherwise unrelated company that holds $7.3 million of the Company’s 7⅞% Senior Notes for investment purposes.

12. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2010	$36,090	$10,757	$—	$46,847
Three months ended March 31, 2009	$34,840	$10,963	$—	$45,803

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2010	$11,329	$2,083	$(8,750)	$4,662
Three months ended March 31, 2009	$13,539	$3,004	$(12,587)	$3,956

Total assets:
March 31, 2010	$372,308	$231,335	$25,202	$628,845
December 31, 2009	$370,058	$223,743	$25,497	$619,298

13. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the consolidated statements of operations (in thousands):

	For the three months
	ended March 31,
	2009	2010
Revenues
Goods
Funeral	$14,349	$14,597
Cemetery	7,510	6,980

Total goods	$21,859	$21,577

Services
Funeral	$18,768	$19,242
Cemetery	2,359	2,316

Total services	$21,127	$21,558

Financial revenue
Preneed funeral commission income	$588	$688
Preneed funeral trust earnings	1,135	1,563
Cemetery trust earnings	735	1,037
Cemetery finance charges	359	424

Total financial revenue	$2,817	$3,712

Total revenues	$45,803	$46,847

Cost of revenues
Goods
Funeral	$11,665	$12,067
Cemetery	6,300	5,648

Total goods	$17,965	$17,715

Services
Funeral	$9,121	$9,922
Cemetery	1,659	1,631

Total services	$10,780	$11,553

Financial expenses
Preneed funeral commissions	$515	$346

Total financial expenses	$515	$346

Total cost of revenues	$29,260	$29,614

     The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the consolidated statement of cash flows (in thousands):

	For the three months ended
	March 31,
	2009	2010
Cash paid for interest and financing costs	$6,978	$6,998
Cash paid for income taxes	(39)	(63)
Fair value of stock issued to directors or officers	597	287
Restricted common stock withheld for payroll taxes	22	50
Net withdrawals from preneed funeral trusts	351	600
Net deposits in preneed cemetery trusts	(431)	(822)
Net deposits in perpetual care trusts	(534)	(757)
Net decrease in preneed funeral receivables	187	203
Net increase in preneed cemetery receivables	(357)	(94)
Net deposits (withdrawals) of receivables in preneed funeral trusts	124	(181)
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	(125)	436
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(274)	105
Net withdrawals from preneed funeral trust accounts decreasing deferred preneed funeral receipts	(351)	(600)
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	431	822
Net deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	423	942

Restricted cash investing and financing activities:
Proceeds from the sale of available for sale securities of the funeral and cemetery trusts	22,202	4,259
Purchases of available for sale securities of the funeral and cemetery trusts	(24,247)	(3,646)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words. Forward-looking statements are not guarantees of performance. Important factors that could cause actual results to differ materially from our expectations reflected in our forward-looking statements include those risks related to our business and our industry set forth in Item 1A., “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009.
Cautionary Statements
     We caution readers that important factors, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. Risks associated with our business and the deathcare business are presented in Item 1A., “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of March 31, 2010, we operated 138 funeral homes in 25 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model in 2004 that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standard Operating Model” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Acquisition Model, noted below, during 2006, that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
• Balanced Operating Model — We believe a decentralized structure works best in the deathcare industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers.
• Incentives Aligned with Standards — Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby they earn a percentage of their business’ earnings based upon the actual standards achieved. Each Managing Partner has the opportunity to share in the earnings of the business as long as the performance exceeds our minimum standards.
• The Right Local Leadership — Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to achievement of the Standards for that business.

     Funeral and Cemetery Operations
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
     Our funeral volumes have increased gradually from 21,665 in 2006 to 24,362 in 2009 (compound annual increase of 3.0%). Our funeral operating revenue has increased from $109.1 million in 2006 to $125.1 million in 2009 (compound annual increase of 3.5%). The increases are primarily because of businesses we acquired in 2007 and 2009 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 1.9% in volumes in comparing the first three months of 2010 to the first three months of 2009. Funeral operating revenues for the three months ended March 31, 2010 were up 2.2% compared to the three months ended March 31, 2009.
     The percentage of funeral services involving cremations has increased from 34.3% for 2006 to 42.1% for 2009 and to 41.8% for the first three months of 2010. We expect our average revenue per funeral to increase over time as we seek to provide increased services to our cremation families in order to offset higher cremation rates.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Approximately 15% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2006 through 2009 was characterized by increasing operating revenues and fluctuating field level profit margins. Operating revenue decreased 5.8% while operating profit increased 15.8%, for the first three months of 2010 compared to the same period of 2009, as a result of lower preneed property sales yet better management of costs and expenses. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2010 is designed to expand our cemetery product offerings.
     Financial Revenue
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
     Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years which earnings are reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers.
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

     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Preneed funeral trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues.
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
     Financial Highlights
     Net income for the three months ended March 31, 2010 totaled $2.8 million, equal to $0.16 per diluted share, compared to net income for the first quarter of 2009 which totaled $2.4 million, equal to $0.13 per diluted share. The variance between the two periods is primarily attributable to higher trust fund earnings.
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
     Management’s discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2009 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2009 Form 10-K.
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three month period ended March 31, 2009 and 2010. The term “same-store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2009 and owned and operated for the entirety of each period being compared. Funeral homes and cemeteries purchased after January 1, 2009 are referred to as “acquired.” Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

     Funeral Home Segment The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2010 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$33,117	$33,174	$57	0.2%
Acquired operating revenue	—	665	665	*
Preneed funeral insurance commissions	588	688	100	*
Preneed funeral trust earnings	1,135	1,563	428	37.7%

Revenues from continuing operations	$34,840	$36,090	$1,250	3.6%

Operating profit:
Same-store operating profit	$12,330	$11,801	$(529)	(4.3)%
Acquired operating profit	—	49	49	*
Preneed funeral insurance commissions	74	342	268	*
Preneed funeral trust earnings	1,135	1,563	428	37.7%

Operating profit from continuing operations	$13,539	$13,755	$216	1.6%

*	not meaningful
     Funeral same-store operating revenues for the three months ended March 31, 2010 increased $0.1 million, or 0.2% when compared to the three months ended March 31, 2009. We experienced a 0.3% decrease in the number of contracts and an increase of 1.7%, to $5,437, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings. The number of traditional burial contracts decreased 2.1% while the average revenue per burial contract increased 2.5% to $7,923. The cremation rate for the same-store businesses rose from 41.4% to 41.7%. The average revenue per cremation contract increased 2.9% to $2,934 and the number of cremation contracts was approximately the same. Cremations with services have grown from 45.8% of total cremation contracts in the first quarter of 2009 to 46.4% in the first quarter of 2010. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 7.5% of the number of contracts, declined from $2,023 to $1,947. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same-store operating profit for the three months ended March 31, 2010 decreased $0.5 million, or 4.3%, from the comparable three months of 2009, and as a percentage of funeral same-store operating revenue, decreased from 37.2% to 35.6% as we have seen certain operating expenses increase in the first quarter of 2010. We have experienced increases in same-store controllable expenses, such as salaries and wages, transportation, bad debts, and health insurance costs for the three months ended March 31, 2010, when compared to the three months ended March 31, 2009. Offsetting these costs, the Company realized a decrease in the costs related to its self insurance program for property, casualty and general liability risk.
     Acquired operating revenue and operating profit for the three months ended March 31, 2010 is related to the two businesses acquired in the fourth quarter of 2009. The average revenue per contract for the acquired businesses is $4,692 and the cremation rate is 44.4% for the three months ended March 31, 2010. This is the first full quarter that these businesses have been included in the Company’s results.
     The two categories of financial revenue which consist of insurance commissions and trust earnings on matured preneed contracts had a meaningful impact on funeral revenues and operating profit. In total, these categories experienced an increase of $0.5 million and $0.7 million in revenue and operating profit, respectively, compared to the first quarter of 2009 primarily due to higher realization of interest income, dividends and capital gains that have been allocated to individual contracts and lower preneed expenses.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2010 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$9,870	$9,296	$(574)	(5.8)%
Acquired operating revenue	—	—	—	—
Cemetery trust earnings	734	1,037	303	41.3%
Preneed cemetery finance charges	359	424	65	18.1%

Revenues from continuing operations	$10,963	$10,757	$(206)	(1.9)%

Operating profit:
Same-store operating profit	$1,911	$2,017	$106	5.5%
Acquired operating profit	—	—	—	—
Cemetery trust earnings	734	1,037	303	41.3%
Preneed cemetery finance charges	359	424	65	18.1%

Operating profit from continuing operations	$3,004	$3,478	$474	15.8%

     Cemetery same-store operating revenues for the three months ended March 31, 2010, decreased $0.6 million, or 5.8%, compared to the three months ended March 31, 2009. Same-store revenue from preneed property sales decreased $0.4 million, or 9.6%, which was primarily a reflection of an 11.4% decrease in the number of interment rights (property) sold and a 2.2% increase in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased slightly from 86.7% to 88.1%. Revenue from deliveries of preneed merchandise and services deliveries decreased $0.1 million, or 6.5%, and same-store at-need revenues decreased $0.1 million, or 1.7%.
     Cemetery same-store operating profit for the three months ended March 31, 2010 increased $0.1 million, or 5.5%. As a percentage of revenues, cemetery same-store operating profit increased from 19.4% to 21.7%. Promotional expenses (primarily preneed sales commissions) decreased $0.1 million in connection with the lower preneed sales volumes and bad debts decreased $0.2 million due to better management of receivables. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs were flat and the costs of the self insurance program for property, casualty and general liability risks decreased $0.1 million.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $0.3 million, or 41.3%, when compared to the three months ended March 31, 2009. Earnings from perpetual care trust funds totaled $1.0 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009. Trust earnings recognized upon the delivery of merchandise and service contracts were relatively flat compared to the same period in 2009. Finance charges on the preneed contracts increased approximately $0.1 million, or 18.1%.
     Other. General and administrative expenses totaled $4.5 million for the three months ended March 31, 2010, an increase of $0.5 million compared to the three months ended March 31, 2009. We incurred $0.2 million of new annual awards to members of the Board of Directors during the first quarter of 2010 related to the new director compensation policy and fees from the third party compensation consultant. Also, we incurred approximately $0.1 million of additional costs in our Corporate Development department as we search for suitable businesses to acquire.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for 2009 and for the first three months of 2010. For Federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $17.6 million available at March 31, 2010 to offset future Federal taxable income, which will expire between 2022 and 2028, if not utilized. Carriage also has approximately $66 million of state net operating loss carryforwards that will expire between 2010 and 2028, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, a valuation allowance was established and is reviewed every quarter related to the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, the adverse economic conditions in the U.S., particularly the high level of unemployment, will continue to affect our business. Carriage began 2010 with $3.6 million in cash and other liquid investments and ended the first quarter with $4.6 million in cash and an undrawn $40.0 million line of credit. The elements of cash flow for the three months ended March 31, 2010 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$3.6
Cash flow from operations	2.9
Cash used for maintenance capital expenditures	(1.5)
Cash used for growth capital expenditures — funeral homes	—
Cash used for growth capital expenditures — cemeteries	(0.4)

Cash at March 31, 2010	$4.6

     For the three months ended March 31, 2010, cash provided by operating activities was $2.9 million as compared to cash used of $0.6 million for the three months ended March 31, 2009. The 2009 period included a $3.3 million litigation settlement. Capital expenditures totaled $1.9 million for the three months ended March 31, 2010 compared to $1.7 million for the three months ended March 31, 2009. Capital expenditures for the three months ended March 31, 2010 included $0.4 million for cemetery inventory development projects.
     The outstanding principal of senior debt at March 31, 2010 totaled $136.8 million and consisted of $130.0 million in 7⅞% Senior Notes maturing in 2015 and $6.8 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at March 31, 2010.
     The Company began 2009 with a $35.0 million senior secured revolving credit facility that matured in April 2010 and was collateralized by all personal property and funeral home real property in certain states. Effective November 4, 2009, the Company entered into another amendment to its Bank credit facility. The amended credit facility matures November 4, 2012 and contains commitments from the banks for an aggregate of $40.0 million with an accordion provision for up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At March 31, 2010, the LIBOR option was set at LIBOR plus 350 basis points. The revolving facility is undrawn, except for the letters of credit referred to above, at March 31, 2010.
     A total of $93.8 million was outstanding at March 31, 2010 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES.
     The convertible junior subordinated debenture payable to the affiliated Trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, Carriage is prohibited from paying dividends on the Common Stock or repurchasing Common Stock, subject to limited exceptions. The Company currently expects to continue paying the distributions as due.
     The Company intends to use its cash and credit facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. The Company has the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2009.
     The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At March 31, 2010, these securities were typically trading at a price of approximately $96.75, indicating a fair market value of approximately $125.8 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our consolidated balance sheet at a cost of approximately $93.8 million. The fair value of these securities is estimated to be $55.8 million at March 31, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the matters in Note 9 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
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

CARRIAGE SERVICES, INC.
Date: May 7, 2010	/s/ Terry E. Sanford
Terry E. Sanford
Executive Vice President and Chief Financial Officer

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