Form 10-Q
period 2010-06-30
CARRIAGE SERVICES INC
filed 2010-08-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☑ No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐
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
Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 4, 2010 was 17,705,417.

CARRIAGE SERVICES, INC.
EX-11.1
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,616	$1,338
Accounts receivable, net of allowance for bad debts of $751 in 2009 and $815 in 2010	15,177	14,233
Inventories and other current assets	14,683	12,567

Total current assets	33,476	28,138

Preneed cemetery trust investments	67,901	66,434
Preneed funeral trust investments	75,200	69,227
Preneed receivables, net of allowance for bad debts of $1,158 in 2009 and $1,148 in 2010	16,782	23,843
Receivables from preneed funeral trusts	14,629	22,794
Property, plant and equipment, net of accumulated depreciation of $66,201 in 2009 and $68,387 in 2010	124,800	125,517
Cemetery property	71,661	71,364
Goodwill	166,930	181,502
Deferred charges and other non-current assets	7,536	8,747
Cemetery perpetual care trust investments	40,383	40,145

Total assets	$619,298	$637,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$558	$597
Accounts payable and other liabilities	6,877	8,973
Accrued liabilities	14,037	15,027

Total current liabilities	21,472	24,597
Senior long-term debt, net of current portion	131,898	131,981
Bank credit facility	—	3,200
Convertible junior subordinated debentures due in 2029 to an affiliate	93,750	92,858
Obligations under capital leases, net of current portion	4,418	4,352
Deferred preneed cemetery revenue	49,176	48,895
Deferred preneed funeral revenue	26,658	41,454
Deferred preneed cemetery receipts held in trust	67,901	66,434
Deferred preneed funeral receipts held in trust	75,200	69,227
Care trusts’ corpus	40,403	39,985

Total liabilities	510,876	522,983

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 20,411,000 and 20,794,000 shares issued at December 31, 2009 and June 30, 2010, respectively	204	208
Additional paid-in capital	197,034	198,270
Accumulated deficit	(79,016)	(73,950)
Treasury stock, at cost; 3,109,000 shares at December 31, 2009 and June 30, 2010	(10,000)	(10,000)

Total stockholders’ equity	108,222	114,528

Total liabilities and stockholders’ equity	$619,298	$637,711

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Revenues:
Funeral	$31,796	$32,435	$66,636	$68,525
Cemetery	12,754	12,082	23,717	22,839

	44,550	44,517	90,353	91,364
Field costs and expenses:
Funeral	20,452	20,754	41,753	43,089
Cemetery	8,548	7,854	16,507	15,133
Depreciation and amortization	2,385	2,127	4,573	4,233
Regional and unallocated funeral and cemetery costs	1,364	1,750	3,193	3,359

	32,749	32,485	66,026	65,814

Gross profit	11,801	12,032	24,327	25,550
Corporate costs and expenses:
General and administrative costs and expenses	3,533	3,410	7,091	7,567
Home office depreciation and amortization	410	361	826	724

	3,943	3,771	7,917	8,291

Operating income	7,858	8,261	16,410	17,259
Interest expense	(4,660)	(4,572)	(9,259)	(9,125)
Interest income and other, net	220	252	223	469

Total interest and other	(4,440)	(4,320)	(9,036)	(8,656)

Income before income taxes	3,418	3,941	7,374	8,603
Provision for income taxes	(1,384)	(1,642)	(2,986)	(3,530)

Net income	2,034	2,299	4,388	5,073
Preferred stock dividend	4	3	7	7

Net income available to common stockholders	$2,030	$2,296	$4,381	$5,066

Basic earnings per common share:	$0.12	$0.13	$0.25	$0.29

Diluted earnings per common share:	$0.12	$0.13	$0.25	$0.29

Weighted average number of common and common equivalent shares outstanding:
Basic	17,119	17,504	17,235	17,472

Diluted	17,379	17,752	17,410	17,707

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$4,388	$5,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,399	4,956
Amortization of deferred financing costs	400	362
Gain on purchase of convertible junior subordinated debentures	—	(316)
Provision for losses on accounts receivable	1,954	1,903
Stock-based compensation expense	907	949
Deferred income taxes	2,987	765
Other	(108)	(149)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(3,327)	(1,306)
Inventories and other current assets	(21)	88
Preneed funeral and cemetery trust investments	(2,401)	(837)
Accounts payable and accrued liabilities	(2,791)	2,485
Litigation settlement	(3,300)	—
Deferred preneed funeral and cemetery revenue	248	601
Deferred preneed funeral and cemetery receipts held in trust	2,616	(57)
Net cash provided by operating activities	6,951	14,517

Cash flows from investing activities:
Acquisitions	—	(15,519)
Net proceeds from the sale of assets	655	400
Capital expenditures	(3,812)	(4,387)

Net cash used in investing activities	(3,157)	(19,506)

Cash flows from financing activities:
Net borrowings under bank credit facility	—	3,200
Payments on senior long-term debt and obligations under capital leases	(413)	(212)
Proceeds from the exercise of stock options and employee stock purchase plan	152	348
Purchase of treasury stock	(2,841)	—
Dividend on redeemable preferred stock	(7)	(7)
Payment of loan fees	(94)	—
Purchase of convertible junior subordinated debentures	—	(576)
Other financing costs	—	(42)

Net cash provided by (used in) financing activities	(3,203)	2,711

Net (decrease) increase in cash and cash equivalents	591	(2,278)
Cash and cash equivalents at beginning of period	5,007	3,616

Cash and cash equivalents at end of period	$5,598	$1,338

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2010, the Company owned and operated 145 funeral homes in 25 states and 33 cemeteries in 12 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and six month periods ended June 30, 2009 and 2010 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction therewith.
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
     We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. The Company did not acquire any businesses during the six months ended June 30, 2009. Furthermore, no acquisitions were made during the first quarter of 2010. See Note 3 to the Consolidated Financial Statements for information pertaining to the acquisitions made during the three months ended June 30, 2010.

     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and employee stock purchase plans, which are described in more detail in Note 16 to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2009. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 12 to the Consolidated Financial Statements herein for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Effective January 1, 2009, the accounting changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three and six month periods ended June 30, 2009 and 2010, there was no material impact to basic and diluted earnings per share as presented in Exhibit 11.1.
     Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 9 to the Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
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
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At June 30, 2010, these securities were typically trading at a price of approximately $98.00, indicating a fair market value of approximately $127.4 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.9 million. The fair value of these securities is estimated to be $60.5 million at June 30, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Accounting for Income Tax Uncertainties
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next six months.
     The Company has unrecognized tax benefits for Federal and State income tax purposes totaling approximately $6.9 million as of June 30, 2010, resulting from deductions totaling $19 million on federal returns and $18 million on various state returns not considered more likely than not to be recognized. The Company has federal and state net operating loss carryforwards offsetting some of those deductions and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For the federal and certain states with net operating loss carryforwards that are inadequate to offset these deductions, the Company has increased its taxes payable.
     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the period ended June 30, 2010 was not material to the Company’s operations. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next six months. The amount of penalty and interest recognized in the Consolidated Balance Sheets and Consolidated Statement of Operations was not material for the period ended June 30, 2010.
     The Company’s federal income tax returns for 2001 through 2009 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2009.
          Variable Interest Entities
     Effective January 1, 2010, new guidance amended the current practice of accounting for Variable Interest Entities (VIE) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance did not have a material impact on our Consolidated Financial Statements. Also refer to Preneed Funeral and Cemetery Trust Funds in Note 1 to the Consolidated Financial Statements herein for additional information on the Company’s VIE entities.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Fair Value Measurements
     In January 2010, new guidance was issued which requires additional fair value disclosures to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements on transfers between Levels 1 and 2 is effective for the Company as of March 31, 2010. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. See Note 9 to the Consolidated Financial Statements herein for additional information on the Company’s fair value disclosures.

3. ACQUISITIONS
     Our growth strategy includes the execution of our Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the pricing we are willing to pay. Those criteria are:
•	Size of business

•	Size of market

•	Competitive standing

•	Demographics

•	Strength of brand

•	Barriers to entry
     During the second quarter of 2010, the Company completed four acquisitions. The consideration paid for those businesses was $15.5 million in cash and the assumption of $0.6 million of liabilities and debt. The company drew $3.2 million from its bank credit facility to buy these businesses. The Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired business are included in the Company’s results from the date of acquisition although, since these acquisitions were acquired late in the quarter, the impact to the second quarter operating results was immaterial. Selected information on the acquisitions follows (in millions):

			Assets Acquired
			(Excluding		Liabilities and
Acquisition Date	Type of Business	Market	Goodwill)	Goodwill Recorded	Debt Assumed
April 2010	Cemetery	Kalispell, MT	$1.2	—	—

June 2010	Two Funeral Homes	Columbia, MT	$1.0	$0.2	—

June 2010	Funeral Home	Huntington Beach, CA	$0.1	$4.7	$0.3

June 2010	Five Funeral Homes	Naples, FL	$4.8	$9.7	$0.3
     The effect of the acquisitions on the Consolidated Balance Sheets at June 30, 2010 was as follows (in thousands):

Current assets	$144
Property, plant & equipment	1,394
Goodwill	14,572
Preneed trust investments	5,562
Current liabilities	(298)
Assumed debt	(293)
Deferred preneed funeral revenue held in trust	(5,562)

$15,519

4. GOODWILL
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
     The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

June 30, 2010
Goodwill at beginning of year	$166,930
Acquisitions	14,572

Goodwill at end of period	$181,502

5. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheet at December 31, 2009 and June 30, 2010 are as follows (in thousands):

	December 31,	June 30,
	2009	2010
Preneed cemetery trust investments	$67,901	$68,234
Less: allowance for contract cancellation	—	(1,800)

	$67,901	$66,434

     Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded.
     The cost and fair market values associated with preneed cemetery trust investments at June 30, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Market Value
Cash and money market accounts	$1,842	$—	$—	$1,842
Fixed income securities:
Corporate debt	29,014	5,917	(439)	34,492
Other	3	—	—	3
Common stock	25,681	2,807	(795)	27,693
Mutual funds:
Equity	3,462	—	(3)	3,459
Trust securities	$60,002	$8,724	$(1,237)	$67,489

Accrued investment income	$745			$745

Preneed cemetery trust investments				$68,234

Fair market value as a percentage of cost				113.7%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,938
Due in five to ten years	6,222
Thereafter	25,335

$34,495

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Investment income	$1,002	$756	$1,341	$1,579
Realized gains	262	5,588	317	5,756
Realized losses	(2,359)	(696)	(3,557)	(706)
Expenses and taxes	(156)	(196)	(243)	(319)
(Increase) decrease in deferred preneed cemetery receipts held in trust	1,251	(5,452)	2,142	(6,310)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Purchases	$9,727	$30,869	$20,773	$32,369
Sales	8,908	29,687	17,368	31,186
     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheet at December 31, 2009 and June 30, 2010 are as follows (in thousands):

	December 31,	June 30,
	2009	2010
Preneed funeral trust investments	$75,200	$71,168
Less: allowance for contract cancellation	—	(1,941)

	$75,200	$69,227

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
     The cost and fair market values associated with preneed funeral trust investments at June 30, 2010 are detailed on the next page (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$11,091	$—	$—	$11,091
Fixed income securities:
U.S. Treasury debt	5,351	171	—	5,522
U.S. Agency obligations	694	46	—	740
Corporate debt	20,673	4,695	(207)	25,161
Common stock	16,496	2,883	(386)	18,993
Mutual funds:
Equity	6,252	1	(1,012)	5,241
Fixed income	4,152	249	(56)	4,345

Trust securities	$64,709	$8,045	$(1,661)	$71,093

Accrued investment income	$75			$75

Preneed funeral trust investments				$71,168

Fair market value as a percentage of cost				110%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,461
Due in one to five years	6,217
Due in five to ten years	4,377
Thereafter	19,368

$31,423

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Investment income	$876	$816	$1,199	$1,580
Realized gains	468	4,838	697	5,176
Realized losses	(2,721)	(409)	(5,607)	(476)
Expenses and taxes	(220)	(323)	(407)	(508)
(Increase) decrease in deferred preneed funeral receipts held in trust	1,597	(4,922)	4,118	(5,772)

	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Purchases	$8,808	$306	$22,008	$2,452
Sales	8,032	14	21,774	2,774
6. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	June 30,
	2009	2010
Preneed funeral trust funds	$16,329	$23,499
Less: allowance for contract cancellation	(1,700)	(705)

	$14,629	$22,794

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $195.0 million and $200.2 million at December 31, 2009 and June 30, 2010, respectively, and are not included in the Company’s Consolidated Balance Sheets.
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2009 and June 30, 2010 are as follows (in thousands):

	December 31,	June 30,
	2009	2010
Trust assets, at fair market value	$40,383	$40,145
Pending withdrawals of income from trust	—	(160)
Obligations due to trust	20	—

Care trusts’ corpus	$40,403	$39,985

     The Company is required by state law to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2010 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$1,285	$—	$—	$1,285
Fixed income securities:
Corporate debt	21,053	4,139	(373)	24,819
Common stock	13,657	866	(1,008)	13,515
Mutual funds:
Equity	64	—	(30)	34
Fixed income	15	—	(4)	11

Trust securities	$36,074	$5,005	$(1,415)	$39,664

Accrued investment income	$481			$481

Cemetery perpetual care trust investments				$40,145

Fair market value as a percentage of cost				111.3%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,687
Due in five to ten years	5,153
Thereafter	16,979

$24,819

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30
	2009	2010	2009	2010
Undistributable realized gains	$156	$2,305	$179	$2,542
Undistributable realized losses	(1,307)	(722)	(1,967)	(738)
Decrease (increase) in Care trusts’ corpus	1,151	(1,583)	1,788	(1,804)

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2009 and 2010 are as follows (in thousands).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Investment income	$628	$603	$1,167	$1,233
Realized gains	—	490	156	850
Expenses	(44)	—	(94)	(21)

Total	$584	$1,093	$1,229	$2,062

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Purchases	$7,045	$19,794	$15,250	$23,074
Sales	6,548	18,569	13,875	23,562
9. FAIR VALUE MEASUREMENTS
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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and most equity and fixed income mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate, U.S. agency and state obligation fixed income securities, and certain mutual funds; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of June 30, 2010, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of June 30, 2010 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of June 30, 2010, the Company did not have any liabilities measured at fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets:
Fixed income securities:
U.S. Treasury debt	$5,522	$—	$—	$5,522
Mortgage backed securities	—	743	—	743
Corporate debt	—	84,472	—	84,472
Common stock	60,201	—	—
Mutual funds:				60,201
Equity	8,734	—	—	8,734
Fixed income	—	4,356	—	4,356

Total Assets	$74,457	$89,571	$—	$164,028

     There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2010.
10. LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7⅞% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. At June 30, 2010, $3.2 million was drawn under the credit facility. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at June 30, 2010. Interest is payable quarterly. The credit facility matures on November 4, 2012.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our debentures issued in connection with the Company’s TIDES convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7⅞% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7⅞% Senior Notes. In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of June 30, 2009 and 2010.
11. COMMITMENTS AND CONTINGENCIES
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs sixty (60) days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, the Plaintiffs have sixty (60) days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Should Plaintiffs retain new counsel, Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Fuqua, et al., v. Lytle-Gans-Andrews Funeral Home, et al., United States District Court, Southern District of Indiana, Case No. 4:08-cv-00134-DFH-WGH. On July 29, 2008, Kenneth R. Fuqua, II and Elizabeth R. Fuqua filed an action against several Defendants in Indiana Circuit Court, Jefferson County, Indiana, alleging improper handling of remains and improper burial practices by Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. Carriage has denied these allegations because the burial occurred before Carriage owned Lytle-Gans-Andrews Funeral Home and Grandview Memorial Gardens, Inc. This matter has been resolved and on July 21, 2010, the Court entered an order dismissing all of Plaintiffs’ claims against Carriage.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007); Lawson v. Carriage Funeral Holdings, Inc., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0708-CT-429 (filed August 17, 2007); Wiley, et al. v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0706-CT-287 (filed June 6, 2007). In these individual actions, Plaintiffs allege improper handling of remains or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under an asset purchase agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On February 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ claims against Carriage in the Lawson v. Carriage Funeral Holdings, Inc. matter. On May 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ cemetery claims against Carriage in the Kendall v. Carriage Funeral Holdings, Inc. matter. The Court has not yet ruled on the remaining funeral home allegations against Carriage in the Kendall matter which are the subject of its motion. Likewise, the Court has not yet ruled on Carriage’s motion in the Wiley matter. The Company intends to defend these actions vigorously. Pending the Court’s ruling, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
12. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     On May 18, 2010, a total of 211,401 stock options were awarded to officers and certain employees. These options will vest in 33⅓% increments over a three year period and expire May 18, 2020. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.52%; expected dividend yield of 0% for each year; expected termination rate of 4.39%; expected lives of five years; expected volatility of 50.5%. All other outstanding stock options previously granted have fully vested.
     For the second quarter of 2010, employees purchased a total of 26,057 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $3.96 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $46,000 and $66,000 for the three months ended June 30, 2009 and 2010, respectively and $121,000 and $124,000 for the six months ended June 30, 2009 and 2010, respectively.
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

     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33⅓% increments over four or three year periods, respectively. The Company granted 169,595 shares of restricted stock to certain officers and employees during the second quarter of 2010 which vest in 33⅓% increments over three years. Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded $255,000 and $333,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2009 and 2010, respectively, and $506,000 and $611,000 in pre-tax compensation expense for the six months ended June 30, 2009 and 2010, respectively.
     In 2009, the Company’s directors could elect to receive all or a portion of their fees in stock. During the three and six months ended June 30, 2009, the Company issued 16,517 and 41,921 shares of unrestricted common stock to directors in lieu of payment in cash for their fees, respectively. Effective March 22, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. For the three and six months ended June, 2010, all meeting fees were paid in cash. The Company recorded $132,000 and $49,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2009 and 2010, respectively, and $295,000 and $326,000 in pretax compensation expense for the six months ended June 30, 2009 and 2010, respectively, related to the director stock awards.
     As of June 30, 2010, the Company had $2.6 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.2 years.
13. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Executive Vice President and General Counsel. The firm was used for various legal matters during the three months ended June 30, 2009 and paid the law firm $0.5 million. During the six months ended June 30, 2010, the amount paid to the firm was immaterial.
     The Company consolidates an entity that provides cremation services in accordance with the accounting for Variable Interest Entities. The Company also provides 100% of the financing needs for the entity. Carriage’s Executive Vice President and Chief Operating Officer is a one-third owner in a company that owns 52.8% of this entity. As of June 30, 2010, the entity owed Carriage approximately $1.7 million in the form of a working capital line of credit.
     A member of the Company’s Board of Directors is a key member of management and Chief Investment Officer of an otherwise unrelated company that holds $7.3 million of the Company’s 7⅞% Senior Notes for investment purposes.
14. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2010	$68,525	$22,839	$—	$91,364
Six months ended June 30, 2009	$66,636	$23,717	$—	$90,353

Income (loss) before income taxes:
Six months ended June 30, 2010	$20,506	$4,831	$(16,734)	$8,603
Six months ended June 30, 2009	$19,952	$4,160	$(16,738)	$7,374

Total assets:
June 30, 2010	$392,110	$222,782	$22,742	$637,634
December 31, 2009	$370,058	$223,743	$25,497	$619,298

15. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Revenues
Goods
Funeral	$13,146	$13,054	$27,496	$27,651
Cemetery	9,492	8,008	17,002	14,988

Total goods	$22,638	$21,062	$44,498	$42,639

Services
Funeral	$17,213	$17,458	$35,980	$36,700
Cemetery	2,244	2,456	4,604	4,772

Total services	$19,457	$19,914	$40,584	$41,472

Financial revenue
Preneed funeral commission income	$502	$497	$1,090	$1,185
Preneed funeral trust earnings	935	1,426	2,070	2,989
Cemetery trust earnings	613	1,211	1,347	2,248
Cemetery finance charges	405	407	764	831

Total financial revenue	$2,455	$3,541	$5,271	$7,253

Total revenues	$44,550	$44,517	$90,353	$91,364

Cost of revenues
Goods
Funeral	$11,111	$11,045	$22,776	$23,118
Cemetery	7,074	6,197	13,387	11,848

Total goods	$18,185	$17,242	$36,163	$34,966

Services
Funeral	$8,894	$9,397	$18,015	$19,313
Cemetery	1,474	1,657	3,120	3,285

Total services	$10,368	$11,054	$21,135	$22,598

Financial expenses
Preneed funeral commissions	$447	$312	$962	$658

Total financial expenses	$447	$312	$962	$658

Total cost of revenues	$29,000	$28,608	$58,260	$58,222

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

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the six months ended
	June 30,
	2009	2010
Cash paid for interest and financing costs	$8,983	$8,890
Cash paid for income taxes	163	407
Fair value of stock issued to directors or officers	797	1,097
Restricted common stock withheld for payroll taxes	7	56
Net (deposits) withdrawals (into) from preneed funeral trusts	(250)	1,269
Net deposits into in preneed cemetery trusts	(1,418)	(786)
Net deposits into perpetual care trusts	(866)	(606)
Net (increase) decrease in preneed funeral receivables	(266)	85
Net increase in preneed cemetery receivables	(1,835)	(433)
Net (deposits) withdrawals of receivables (into) from preneed funeral trusts	133	(714)
Net change in preneed funeral receivables increasing deferred revenue	7	910
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	241	(309)
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	250	(1,269)
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	1,418	786
Net deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	948	426

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words. Forward-looking statements are not guarantees of performance. Important factors that could cause actual results to differ materially from our expectations reflected in our forward-looking statements include those risks related to our business and our industry set forth in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Cautionary Statements
     We caution readers that important factors, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. Risks associated with our business and the deathcare business are presented in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2010, we operated 145 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model in 2004 that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standards Operating Model” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to development of a Strategic Acquisition Model, noted below, during 2006, that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
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
     Our funeral volumes have increased gradually from 21,665 in 2006 to 24,362 in 2009 (compound annual increase of 3.0%). Our funeral operating revenue has increased from $109.1 million in 2006 to $125.1 million in 2009 (compound annual increase of 3.5%). The increases are primarily because of businesses we acquired in 2007 and 2009 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 1.1% in volumes in comparing the first six months of 2010 to the first six months of 2009. Funeral operating revenues for the six months ended June 30, 2010 were up 1.4% compared to the six months ended June 30, 2009.
     The percentage of funeral services involving cremations has increased from 34.3% for 2006 to 42.1% for 2009 and to 42.3% for the first six months of 2010. We expect our average revenue per funeral to increase over time as we seek to provide increased services particularly to our cremation families in order to offset higher cremation rates.
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
     Our cemetery financial performance from 2006 through 2009 was characterized by increasing operating revenues and fluctuating field level profit margins. Operating revenue decreased 8.5% while operating profit increased 6.9%, for the first six months of 2010 compared to the same period of 2009, as a result of higher trust fund earnings and higher atneed gross profit. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2010 is designed to expand our cemetery product offerings.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. In 2009, we completed two acquisitions. We closed four acquisitions in the second quarter of 2010. The consideration paid for those acquired businesses in the second quarter of 2010 was $15.5 million in cash and the assumption of $0.6 million of liabilities and debt.
     Financial Highlights
     Net income for the three months ended June 30, 2010 totaled $2.3 million, equal to $0.13 per diluted share, compared to net income for the three months ended June 30, 2009 which totaled $2.0 million, equal to $0.12 per diluted share. Net income for the six months ended June 30, 2010 totaled $5.1 million, equal to $0.29 per diluted share, compared to $4.4 million, equal to $0.25 per diluted share, for the six months ended June 30, 2009. The variance between the two periods is primarily attributable to higher trust fund earnings. The acquisitions closed in the second quarter of 2010 did not have a material impact on our current results.
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
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and six month periods ended June 30, 2009 and 2010. The term “same-store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2006 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2006 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2010.
Three months ended June 30, 2009 compared to three months ended June 30, 2010 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$26,153	$25,752	$(401)	(1.5)%
Acquired operating revenue	4,206	4,760	554	13.2%
Preneed funeral insurance commissions	502	497	(5)	*
Preneed funeral trust earnings	935	1,426	491	52.5%

Total	$31,796	$32,435	$639	2.0%

Operating profit:
Same-store operating profit	$8,956	$8,561	$(395)	(4.4)%
Acquired operating profit	1,398	1,495	97	6.9%
Preneed funeral insurance commissions	55	199	144	*
Preneed funeral trust earnings	935	1,426	491	52.5%

Total	$11,344	$11,681	$337	3.0%

*	not meaningful
     Funeral same-store operating revenues for the three months ended June 30, 2010 decreased $0.4 million, or 1.5% when compared to the three months ended June 30, 2009. We experienced a 1.2% decrease in the number of contracts and an increase of 1.5%, to $5,587, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. The number of traditional burial contracts remained flat while the average revenue per burial contract increased 3.2% to $8,092. The cremation rate for the same-store businesses rose from 39.4% to 40.1%. The average revenue per same-store cremation contract increased 9.4% to $3,127 and the number of cremation contracts was approximately the same. Cremations with services have grown from 44.7% of total cremation contracts in the second quarter of 2009 to 45.9% in the second quarter of 2010. The Company has addressed the growing demand for cremation by training the funeral directors to present multiple merchandise and service options to families, resulting in choices that produce higher revenues. The average revenue for “other” contracts, which make up approximately 8.2% of the number of contracts, declined from $2,023 to $1,879. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same-store operating profit for the three months ended June 30, 2010 decreased $0.4 million, or 4.4%, from the comparable three months of 2009, and as a percentage of funeral same-store operating revenue, decreased from 34.2% to 33.2% due in part to the decline in revenue. Overall, controllable expenses such as salaries and benefits, transportation and general and administrative costs increased 1.8% over prior year.
     Funeral acquired revenues for the three months ended June 30, 2010 increased $0.6 million, or 13.2%, when compared to the three months ended June 30, 2009 as we experienced a 6.6% increase in the number of contracts and an increase of 6.1%, to $4,243, in the average revenue per contract for those acquired operations. The 2010 period includes two acquisitions that closed in the fourth quarter of 2009 and, to a lesser extent, the funeral businesses acquired in this quarter. The cremation rate for the acquired businesses was 55.1% for the second quarter of 2010, up from 52.6% in the prior year period, as these businesses are located in higher cremation areas compared to the existing locations. The average revenue per cremation contract increased 6.4% to $2,469 for the second quarter of 2010 and the number of cremation contracts increased 11.7% compared to the prior year quarter.
     Acquired operating profit for the three months ended June 30, 2010 increased $0.1 million, or 6.9%, from the comparable three months of 2009 and, as a percentage of revenue from acquired businesses, was 33.2% for the second quarter of 2009 compared to 31.4% for the second quarter of 2010.
     The two categories of financial revenue consist of insurance commissions and trust earnings on matured preneed contracts had a meaningful impact on funeral revenues and profit. In total, these categories experienced an increase of $0.5 million and $0.6 million in revenue and operating profit, respectively, compared to the second quarter of 2009 primarily due to higher realization of interest income, dividends and capital gains that have been allocated to individual maturing contracts and lower preneed expenses.
Six months ended June 30, 2009 compared to six months ended June 30, 2010 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$54,753	$54,219	$(534)	(1.0)%
Acquired operating revenue	8,723	10,132	1,409	16.1%
Preneed funeral insurance commissions	1,090	1,185	95	*
Preneed funeral trust earnings	2,070	2,989	919	44.4%

Total	$66,636	$68,525	$1,889	2.8%

Operating profit:
Same-store operating profit	$19,808	$18,721	$(1,087)	(5.5)%
Acquired operating profit	2,877	3,199	322	11.2%
Preneed funeral insurance commissions	128	527	399	*
Preneed funeral trust earnings	2,070	2,989	919	44.4%

Total	$24,883	$25,436	$553	2.2%

*	not meaningful
     Funeral same-store operating revenues for the six months ended June 30, 2010 decreased $0.5 million, or 1.0% when compared to the six months ended June 30, 2009. We experienced a slight decrease (0.5)% in the number of contracts and an increase of 1.2%, to $5,630, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings on matured contracts. The number of traditional burial contracts decreased 3.7%, while the average revenue per burial contract increased 2.8% to $8,091. The cremation rate for the same-store businesses rose from 39.2% to 40.1%. The average revenue per cremation contract increased 5.4% to $3,094 and the number of cremation contracts increased 1.6%. Cremations with services have grown from 45.3% of total cremation contracts in the second quarter of 2009 to 46.2% in the second quarter of 2010.
     Same-store operating profit for the six months ended June 30, 2010 decreased $1.1 million, or 5.5%, from the comparable six months of 2009 and, as a percentage of funeral same-store operating revenue, decreased from 36.2% to 34.5% as we have experienced a 5.6% increase in same-store controllable expenses, primarily due to new technology employed in our locations. Offsetting these costs, the Company realized a 16.2% decrease in the costs related to its self-insurance program for property, casualty and general liability risk.
     Acquired funeral homes generated $10.1 million in revenue, equal to 14.8% of our funeral home revenue and $3.2 million in operating profit, equal to 12.6% of our funeral home operating profit. The average revenue per contract for the acquired businesses is $4,303 and the cremation rate is 52.2% for the six months ended June 30, 2010. For the six months ended June 30, 2009, the average revenue per contract was $4,020, and the cremation rate was 52.6%.
     Financial revenue and profit for the six months ended June 30, 2010 increased of $1.0 million and $1.3 million, respectively, compared to the six months ended June 30, 2009.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2010.
Three months ended June 30, 2009 compared to three months ended June 30, 2010 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$9,893	$8,916	$(977)	(9.9)%
Acquired operating revenue	1,843	1,548	(295)	(16.0)%
Cemetery trust earnings	613	1,211	598	97.5%
Preneed cemetery finance charges	405	407	2	0.5%

Total	$12,754	$12,082	$(672)	(5.3)%

Operating profit:
Same-store operating profit	$2,657	$2,192	$(465)	(17.5)%
Acquired operating profit	531	418	(113)	(21.3)%
Cemetery trust earnings	613	1,211	598	97.5%
Preneed cemetery finance charges	405	407	2	0.5%

Total	$4,206	$4,228	$22	0.5%

     Cemetery same-store operating revenues for the three months ended June 30, 2010, decreased $1.0 million, or 9.9%, compared to the three months ended June 30, 2009. Same-store revenue from preneed property sales decreased $1.4 million, or 24.8%, which was primarily a reflection of a 20.8% decrease in the number of interment rights (property) sold and a 3.8% decrease in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 90.4% to 88.3%. Revenue from deliveries of preneed merchandise and services deliveries increased $0.1 million, or 13.9%, and same-store at-need revenues increased $0.4 million, or 14.0%.
     Cemetery same-store operating profit for the three months ended June 30, 2010 decreased $0.5 million, or 17.5%. As a percentage of revenues, cemetery same-store operating profit decreased from 26.9% to 24.6%. Promotional expenses (primarily preneed sales commissions) decreased $0.5 million in connection with the lower preneed sales volumes and bad debts decreased $0.1 million, or 18.6%, due to better management of receivables. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs were flat and the costs of the self-insurance program for property, casualty and general liability risks decreased 10%.
     Cemetery acquired revenues for the three months ended June 30, 2010 decreased $0.3 million, or 16.0%, compared to the three months ended June 30, 2009. Acquired revenue from preneed property sales decreased $0.1 million and preneed revenue from merchandise and services deliveries also decreased $0.1 million while at-need revenues were relatively flat. Cemetery acquired operating profit decreased $0.1 million due to the decline in revenue.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $0.6 million, or 98.0%, when compared to the three months ended June 30, 2009. Earnings from perpetual care trust funds totaled $1.1 million for the three months ended June 30, 2010 compared to $0.6 million for the three months ended June 30, 2009. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million compared to the same period in 2009. Finance charges on the preneed contracts were relatively flat.

Six months ended June 30, 2009 compared to six months ended June 30, 2010 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$18,338	$16,672	$(1,666)	(9.1)%
Acquired operating revenue	3,268	3,088	(180)	(5.5)%
Cemetery trust earnings	1,347	2,248	901	66.9%
Preneed cemetery finance charges	764	831	67	8.8%

Total	$23,717	$22,839	$(878)	(3.7)%

Operating profit:
Same-store operating profit	$4,190	$3,744	$(446)	(10.6)%
Acquired operating profit	909	883	(26)	(2.9)%
Cemetery trust earnings	1,347	2,248	901	66.9%
Preneed cemetery finance charges	764	831	67	8.8%

Total	$7,210	$7,706	$496	6.9%

     Cemetery same-store operating revenues for the six months ended June 30, 2010, decreased $1.7 million, or 9.1%, compared to the six months ended June 30, 2009. Same-store revenue from preneed property sales decreased $1.9 million, or 19.8%, which was primarily a reflection of a 17.2% decrease in the number of interment rights (property) sold and a slight decrease in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased slightly from 89.0% to 87.9%. Revenue from deliveries of preneed merchandise and services deliveries increased 1.9% and same-store at-need revenues increased $0.3 million, or 4.9%.
     Cemetery same-store gross profit for the six months ended June 30, 2010 decreased $0.4 million, or 10.6%. As a percentage of revenues, cemetery same-store operating profit decreased slightly from 22.8% to 22.5%. Promotional expenses (primarily preneed sales commissions) decreased $0.7 million in connection with the lower preneed sales volumes and bad debts decreased $0.4 million due to better management of receivables. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs were flat and the costs of the self-insurance program for property, casualty and general liability risks decreased 23.4%.
     Cemetery acquired revenues for the six months ended June 30, 2010 decreased $0.2 million, or 5.5%, compared to the six months ended June 30, 2009. Revenue from preneed property sales decreased $0.1 million and preneed revenue from merchandise and services deliveries also decreased $0.1 million. At-need revenues increased slightly compared to the same period in 2009. As a percentage of revenues, cemetery acquired operating profit increased from 27.8% to 28.6% as we experienced flat levels of controllable expenses.
     Total trust earnings increased $0.9 million, or 66.9%, when compared to the six months ended June 30, 2009. Earnings from perpetual care trust funds totaled $1.9 million for the six months ended June 30, 2010 compared to $1.1 million for the six months ended June 30, 2009. Trust earnings recognized upon the delivery of merchandise and service contracts were increased $0.1 million, or 62.2%, compared to the same period in 2009. Finance charges on the preneed contracts increased slightly.
     Other. General and administrative expenses totaled $3.8 million for the three months ended June 30, 2010, a decrease of $0.2 million compared to the three months ended June 30, 2009 due primarily to the recovery of legal fees from a previously settled lawsuit.
     Interest income and other, net for the three months ended June 30, 2010 includes a gain on the purchase of our convertible junior subordinated debentures and a loss from the sale of excess real estate.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for 2009 and for the first six months of 2010. For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $11.3 million available at June 30, 2010 to offset future Federal taxable income, which will expire between 2022 and 2028, if not utilized. Carriage also has approximately $64.0 million of state net operating loss carryforwards that will expire between 2010 and 2028, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, a valuation allowance was established and is reviewed every quarter related to the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, the adverse economic conditions in the U.S., particularly the high level of unemployment, will continue to affect our business. Carriage began 2010 with $3.6 million in cash and other liquid investments and ended the second quarter with $1.3 million in cash and $3.2 million drawn on the bank credit facility. The elements of cash flow for the six months ended June 30, 2010 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$3.6
Cash flow from operations	14.5
Business acquisitions	(15.5)
Cash drawn on the bank credit facility	3.2
Maintenance capital expenditures	(3.4)
Growth capital expenditures — funeral homes	(0.1)
Growth capital expenditures — cemeteries	(0.9)
Other investing and financing activities, net	(0.1)

Cash at June 30, 2010	$1.3

     For the six months ended June 30, 2010, cash provided by operating activities was $14.5 million as compared to cash provided of $7.0 million for the six months ended June 30, 2009. The 2009 period included the payment of a $3.3 million litigation settlement. Capital expenditures totaled $4.4 million for the six months ended June 30, 2010 compared to $3.8 million for the six months ended June 30, 2009. Capital expenditures for the first six months of 2010 included $0.9 million for cemetery inventory development projects.
     The outstanding principal of senior debt at June 30, 2010 totaled $140.1 million and consisted of $130.0 million in 7⅞% Senior Notes maturing in 2015, $3.2 million drawn on the credit facility and $6.9 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at June 30, 2010.
     The Company began 2009 with a $35.0 million senior secured revolving credit facility that matured in April 2010 and was collateralized by all personal property and funeral home real property in certain states. Effective November 4, 2009, the Company entered into an amendment to extend and increase its bank credit facility. The amended credit facility matures November 4, 2012 and contains commitments from the banks for an aggregate of $40.0 million with an accordion provision for up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At June 30, 2010, the prime rate option was equivalent to 5.75% and the LIBOR option was set at the 30 day LIBOR rate plus 350 basis points, equal to 3.75%.
     A total of $92.9 million was outstanding at June 30, 2010 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. The rights of the debentures are functionally equivalent to those of the TIDES.
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
     The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At June 30, 2010, these securities were typically trading at a price of approximately $98.00, indicating a fair market value of approximately $127.4 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.9 million. The fair value of these securities is estimated to be $60.5 million at June 30, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the matters in Note 11 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
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

CARRIAGE SERVICES, INC.

Date : August 6, 2010	/s/ Terry E. Sanford Terry E. Sanford
Executive Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350