Form 10-Q
period 2010-09-30
CARRIAGE SERVICES INC
filed 2010-11-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 3, 2010 was 17,781,974

CARRIAGE SERVICES, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010	3

Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2009 and 2010	4

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2010	5

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. [Removed and Reserved]	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signature

EX-11.1
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2009	2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,616	$1,346
Accounts receivable, net of allowance for bad debts of $751 in 2009 and $796 in 2010	15,177	14,190
Inventories and other current assets	14,683	10,766

Total current assets	33,476	26,302

Preneed cemetery trust investments	67,901	74,445
Preneed funeral trust investments	75,200	77,703
Preneed receivables, net of allowance for bad debts of $1,158 in 2009 and $1,140 in 2010	16,782	24,046
Receivables from preneed funeral trusts	14,629	21,057
Property, plant and equipment, net of accumulated depreciation of $66,201 in 2009 and $69,992 in 2010	124,800	125,906
Cemetery property	71,661	71,059
Goodwill	166,930	182,508
Deferred charges and other non-current assets	7,536	8,338
Cemetery perpetual care trust investments	40,383	43,438

Total assets	$619,298	$654,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$558	$563
Accounts payable and other liabilities	6,877	7,066
Accrued liabilities	14,037	12,130

Total current liabilities	21,472	19,759
Senior long-term debt, net of current portion	131,898	131,914
Bank credit facility	—	5,000
Convertible junior subordinated debentures due in 2029 to an affiliate	93,750	92,858
Obligations under capital leases, net of current portion	4,418	4,319
Deferred preneed cemetery revenue	49,176	49,516
Deferred preneed funeral revenue	26,658	39,744
Deferred preneed cemetery receipts held in trust	67,901	74,445
Deferred preneed funeral receipts held in trust	75,200	77,703
Care trusts’ corpus	40,403	43,455

Total liabilities	510,876	538,713

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 20,411,000 and 20,860,000 shares issued at December 31, 2009 and September 30, 2010, respectively	204	209
Additional paid-in capital	197,034	199,351
Accumulated deficit	(79,016)	(73,095)
Treasury stock, at cost; 3,109,000 and 3,153,000 shares at December 31, 2009 and shares September 30, 2010, respectively	(10,000)	(10,576)

Total stockholders’ equity	108,222	115,889

Total liabilities and stockholders’ equity	$619,298	$654,802

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Revenues:
Funeral	$30,580	$33,292	$97,216	$101,817
Cemetery	11,587	12,193	35,304	35,032

	42,167	45,485	132,520	136,849
Field costs and expenses:
Funeral	20,191	22,866	61,944	65,956
Cemetery	8,386	8,329	24,893	23,462
Depreciation and amortization	2,043	2,184	6,617	6,417
Regional and unallocated funeral and cemetery costs	1,576	2,047	4,769	5,405

	32,196	35,426	98,223	101,240

Gross profit	9,971	10,059	34,297	35,609

Corporate costs and expenses:
General and administrative costs and expenses	3,530	3,808	10,621	11,375
Home office depreciation and amortization	398	314	1,223	1,038

	3,928	4,122	11,844	12,413

Operating income	6,043	5,937	22,453	23,196

Interest expense	(4,598)	(4,571)	(13,857)	(13,696)
Interest income and other, net	1	1	224	470

Total interest and other	(4,597)	(4,570)	(13,633)	(13,226)

Income before income taxes	1,446	1,367	8,820	9,970
Provision for income taxes	(586)	(508)	(3,572)	(4,038)

Net income	860	859	5,248	5,932
Preferred stock dividend	4	4	11	11

Net income available to common stockholders	$856	$855	$5,237	$5,921

Basic earnings per common share:	$0.05	$0.05	$0.30	$0.34

Diluted earnings per common share:	$0.05	$0.05	$0.29	$0.33

Weighted average number of common and common equivalent shares outstanding:
Basic	17,379	17,520	17,658	17,549

Diluted	17,600	17,726	17,822	17,775

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$5,248	$5,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,840	7,455
Amortization of deferred financing costs	587	545
Gain on purchase of convertible junior subordinated debentures	—	(316)
Provision for losses on accounts receivable	2,804	2,813
Stock-based compensation expense	1,252	1,396
Deferred income taxes	3,572	500
Other	(108)	(149)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(5,014)	(2,252)
Inventories and other current assets	175	2,015
Preneed funeral and cemetery trust investments	(4,548)	(987)
Accounts payable and accrued liabilities	(5,720)	(1,799)
Litigation settlement	(3,300)	—
Deferred preneed funeral and cemetery revenue	438	316
Deferred preneed funeral and cemetery receipts held in trust	4,692	1,080

Net cash provided by operating activities	7,918	16,549

Cash flows from investing activities:
Acquisitions	—	(16,792)
Net proceeds from the sale of assets	66	400
Capital expenditures	(6,064)	(6,892)

Net cash used in investing activities	(5,998)	(23,284)

Cash flows from financing activities:
Net borrowings under bank credit facility	—	5,000
Payments on senior long-term debt and obligations under capital leases	(557)	(346)
Proceeds from the exercise of stock options and employee stock purchase plan	242	441
Purchase of treasury stock	(3,251)	—
Dividend on redeemable preferred stock	(11)	(11)
Purchase of convertible junior subordinated debentures	—	(576)
Other financing costs	(94)	(43)

Net cash provided by (used in) financing activities	(3,671)	4,465

Net decrease in cash and cash equivalents	(1,751)	(2,270)
Cash and cash equivalents at beginning of period	5,007	3,616

Cash and cash equivalents at end of period	$3,256	$1,346

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2010, the Company owned and operated 146 funeral homes in 25 states and 33 cemeteries in 12 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2009 and 2010 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction therewith.
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
     Business Combinations
     The Company’s growth strategy includes the execution of its Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. The Company assesses acquisition candidates using six strategic ranking criteria to differentiate the pricing the Company is willing to pay. Those criteria are:
•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.
     We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. The Company did not acquire any businesses during the nine months ended September 30, 2009. See Note 3 to the Consolidated Financial Statements for information pertaining to the acquisition made during the third quarter of 2010.

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
     Effective January 1, 2009, the accounting method changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three and nine month periods ended September 30, 2009 and 2010, there was no material impact to basic and diluted earnings per share as presented in Exhibit 11.1.
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
     New guidance was issued during early 2009 on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance was effective for interim reporting periods ending after June 15, 2009 and it has had no effect on our financial position or results of operations.

     New guidance was also issued during early 2009 that modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. This new guidance also modified the presentation of other-than-temporary impairment losses and increased related disclosure requirements. This change was effective for interim reporting periods ending after June 15, 2009 and it has had no effect on our financial position or results of operations.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At September 30, 2010, these securities were typically trading at a price of approximately $99.25, indicating a fair market value of approximately $129 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.9 million. The fair value of these securities is estimated to be approximately $56 million at September 30, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Accounting for Income Tax Uncertainties
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next three months.
     The Company has unrecognized tax benefits for federal and state income tax purposes totaling approximately $7.3 million as of September 30, 2010, resulting from deductions totaling $19.0 million on federal and various state returns not considered more likely than not to be recognized. The Company has federal and state net operating loss carryforwards offsetting some of those deductions and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For the federal and certain states with net operating loss carryforwards that are inadequate to offset these deductions, the Company has increased its taxes payable.
     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s provision for income taxes. The recognition of tax benefits for uncertain tax positions was not material for the periods ended September 30, 2009 and 2010. For the nine months ended September 30, 2010, the company’s uncertain tax position liability increased by $1.2 million as a result of utilizing the prior year net operating losses previously only accounted for as unrecognized tax benefits. The Company anticipates a likewise increase in its uncertain tax position liability relating to the additional utilization of prior year tax net operating losses during the next three months of an additional $0.9 million. The amount of penalty and interest recognized in the Consolidated Balance Sheets and Consolidated Statement of Operations was not material for the period ended September 30, 2010.
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

2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Fair Value Measurements
     In January 2010, new guidance was issued which requires additional fair value disclosures to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements on transfers between Levels 1 and 2 were effective for the Company as of March 31, 2010. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. See Note 9 to the Consolidated Financial Statements herein for additional information on the Company’s fair value disclosures.
3. ACQUISITIONS
     During the third quarter of 2010, the Company acquired a funeral home business in Huntington Beach, California. The consideration paid for this business was $1.3 million in cash. The Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired business are included in the Company’s results from the date of acquisition although, since this acquisition was acquired late in the quarter, the impact to the third quarter operating results was immaterial.
     The effect of the acquisition on the Consolidated Balance Sheet at September 30, 2010 was as follows (in thousands):

Current assets	$6
Property, plant & equipment	45
Goodwill	1,222
Receivables from preneed funeral trusts	163
Deferred preneed funeral revenue	(163)

$1,273

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
     The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

September 30,
2010
Goodwill at beginning of year	$166,930
Acquisitions	15,578

Goodwill at end of period	$182,508

5. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2009 and September 30, 2010 are as follows (in thousands):

	December 31, 2009	September 30, 2010
Preneed cemetery trust investments	$67,901	$76,402
Less: allowance for contract cancellation	(2,037)	(1,957)

	$65,864	$74,445

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
     The cost and fair market values associated with preneed cemetery trust investments at September 30, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Market Value
Cash and money market accounts	$2,311	$—	$—	$2,311
Fixed income securities:
Corporate debt	30,850	7,101	(284)	37,667
Other	3	—	—	3
Common stock	28,506	4,035	(685)	31,856
Mutual funds:
Equity	3,535	210	—	3,745

Trust securities	$65,205	$11,346	$(969)	$75,582

Accrued investment income	$820			$820

Preneed cemetery trust investments				$76,402

Fair market value as a percentage of cost				117.2%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,468
Due in five to ten years	6,061
Thereafter	28,141

$37,670

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Investment income	$625	$844	$1,966	$2,423
Realized gains	1,064	3,182	1,381	8,938
Realized losses	(428)	(27)	(3,985)	(733)
Expenses and taxes	(107)	(130)	(350)	(449)
(Increase) decrease in deferred preneed cemetery receipts held in trust	(1,154)	(3,869)	988	(10,179)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Purchases	$(15,664)	$(10,449)	$(36,437)	$(42,818)
Sales	15,927	10,028	33,295	41,214

     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2009 and September 30, 2010 are as follows (in thousands):

	December 31,	September 30,
	2009	2010
Preneed funeral trust investments	$75,200	$79,846
Less: allowance for contract cancellation	(2,256)	(2,143)

	$72,944	$77,703

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
     The cost and fair market values associated with preneed funeral trust investments at September 30, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$12,631	$—	$—	$12,631
Fixed income securities:
U.S. Treasury debt	5,469	172	(3)	5,638
Mortgage backed securities	694	41	—	735
Corporate debt	22,205	5,738	(104)	27,839
Common stock	19,373	2,489	(569)	21,293
Mutual funds:
Equity	6,235	155	(443)	5,947
Fixed income	4,816	452	(35)	5,233

Trust securities	$71,423	$9,047	$(1,154)	$79,316

Accrued investment income	$530			$530

Preneed funeral trust investments				$79,846

Fair market value as a percentage of cost				111.8%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,977
Due in one to five years	5,873
Due in five to ten years	4,772
Thereafter	21,590

$34,212

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Investment income	$773	$845	$1,972	$2,425
Realized gains	1,841	4,469	2,539	9,645
Realized losses	(377)	(20)	(5,984)	(496)
Expenses and taxes	(222)	(154)	(630)	(662)
(Increase) decrease in deferred preneed funeral receipts held in trust	(2,015)	(5,140)	2,103	(10,912)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Purchases	$(12,634)	$(1,520)	$(34,642)	$(3,972)
Sales	9,009	17	30,783	2,791
6. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	September 30,
	2009	2010
Preneed funeral trust funds	$16,329	$21,708
Less: allowance for contract cancellation	(1,700)	(651)

	$14,629	$21,057

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $195.0 million and $204.0 million at December 31, 2009 and September 30, 2010, respectively, and are not included in the Company’s Consolidated Balance Sheets.
8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2009 and September 30, 2010 are as follows (in thousands):

	December 31,	September 30,
	2009	2010
Trust assets, at fair value	$40,383	$43,438
Pending withdrawals of income from trust	—	—
Obligations due to trust	20	17

Care trusts’ corpus	$40,403	$43,455

     The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2010 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$1,179	$—	$—	$1,179
Fixed income securities:
Corporate debt	20,870	4,753	(178)	25,445
Common stock	14,978	1,721	(438)	16,261
Mutual funds:
Equity	64	—	(26)	38
Fixed income	16	—	(4)	12

Trust securities	$37,107	$6,474	$(646)	$42,935

Accrued investment income	$503			$503

Cemetery perpetual care trust investments				$43,438

Fair market value as a percentage of cost				117.1%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,000
Due in five to ten years	5,160
Thereafter	17,285

$25,445

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30
	2009	2010	2009	2010
Undistributable realized gains	$1,652	$1,037	$1,831	$3,579
Undistributable realized losses	(1,184)	(3)	(3,152)	(741)
Decrease (increase) in Care trusts’ corpus	(468)	(1,034)	1,321	(2,838)

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2009 and 2010 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Investment income	$629	$288	$1,795	$1,521
Realized gains	(3)	682	154	1,532
Expenses	(63)	—	(158)	(21)

Total	$563	$970	$1,791	$3,032

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Purchases	$(17,234)	$(6,757)	$(32,484)	$(29,831)
Sales	18,439	7,498	32,314	31,060

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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and equity mutual funds;
•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate and U.S. agency fixed income securities, and fixed income mutual funds; and
•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of September 30, 2010, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of September 30, 2010 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of September 30, 2010, the Company did not have any liabilities measured at fair value.

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010
Assets:
Fixed income securities:
U.S. Treasury debt	$5,638	$—	$—	$5,638
Mortgage backed securities	—	738	—	738
Corporate debt	—	90,951	—	90,951
Common stock	69,410	—	—	69,410
Mutual funds:
Equity	9,730	—	—	9,730
Fixed income	—	5,245	—	5,245

Total Assets	$84,778	$96,934	$—	$181,712

     There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2010.
10. LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7⅞% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. At September 30, 2010, $5.0 million was drawn under the credit facility. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at September 30, 2010. Interest is payable quarterly. The credit facility matures in November 2012.

     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s TIDES 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7⅞% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7⅞% Senior Notes. In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. In September 2010, the Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 43,670 shares. Immediately upon the exchange, these common shares were cancelled and held in Treasury.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of September 30, 2009 and 2010.
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs sixty (60) days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, the Plaintiffs were given sixty (60) days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs have now retained new counsel and the trial Court has provided the newly retained Plaintiffs’ counsel ninety (90) days to review the case and advise the Court with respect to whether or not Plaintiffs will seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they will seek leave to amend the proposed class representatives for class certification. In addition, the trial Court has ordered that discovery in the matter shall proceed simultaneously with Plaintiffs’ counsel’s review of the case. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007). In this individual action, Plaintiffs allege improper handling of remains and/or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under an asset purchase agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On May 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ cemetery claims against Carriage in the Kendall v. Carriage Funeral Holdings, Inc. matter. The Court has not yet ruled on the remaining funeral home allegations against Carriage in the Kendall matter which are the subject of its motion. The Company intends to defend this action vigorously. Pending the Court’s ruling, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

12. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     No stock options were awarded during the three months ended September 30, 2010. In the second quarter of 2010, a total of 211,401 stock options were awarded to officers and certain employees. The value of these stock options is approximately $0.5 million. The stock options vest in 33⅓% increments over a three year period and expire May 18, 2020. All other outstanding stock options previously granted have fully vested.
     For the third quarter of 2010, employees purchased a total of 29,293 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $3.37 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $30,000 and $75,000 for the three months ended September 30, 2009 and 2010, respectively, and $151,000 and $199,000 for the nine months ended September 30, 2009 and 2010, respectively.
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
     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33⅓% increments over four or three year periods, respectively. No restricted stock was granted during the third quarter of 2010. Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded $242,000 and $366,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2009 and 2010, respectively, and $748,000 and $977,000 in pre-tax compensation expense for the nine months ended September 30, 2009 and 2010, respectively.
     In 2009, the Company’s directors could elect to receive all or a portion of their fees in stock. During the three and nine months ended September 30, 2009, the Company issued 9,797 and 51,718 shares of unrestricted common stock to directors in lieu of payment in cash for their fees, respectively. Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. For the three and nine months ended September 30, 2010, all meeting fees were paid in cash. The Company recorded $68,000 and $66,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2009 and 2010, respectively, and $363,000 and $392,000 in pretax compensation expense for the nine months ended September 30, 2009 and 2010, respectively, related to the director fees and deferred compensation amortization.
     As of September 30, 2010, the Company had $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.0 years.
13. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Executive Vice President and General Counsel. The firm was used for various legal matters during the periods. During the nine months ended September 30, 2009 and 2010, the amount paid to the firm was $0.3 million and $0.1 million, respectively.
     The Company consolidates an entity that provides cremation services in accordance with the accounting for Variable Interest Entities. The Company also provides 100% of the financing needs for the entity. Carriage’s Executive Vice President and Chief Operating Officer is a one-third owner in a company that owns 52.8% of this entity. As of September 30, 2010, the entity owed Carriage approximately $1.8 million in the form of a working capital line of credit.

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
14. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operating activities:
Nine months ended September 30, 2010	$101,817	$35,032	$—	$136,849
Nine months ended September 30, 2009	$97,216	$35,304	$—	$132,520

Income (loss) before income taxes:
Nine months ended September 30, 2010	$28,218	$7,115	$(25,363)	$9,970
Nine months ended September 30, 2009	$28,026	$5,900	$(25,106)	$8,820

Total assets:
September 30, 2010	$400,010	$234,726	$20,066	$654,802
December 31, 2009	$370,058	$223,743	$25,497	$619,298

15. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Revenues
Goods
Funeral	$12,627	$13,077	$40,125	$40,729
Cemetery	8,075	8,260	25,077	23,248

Total goods	$20,702	$21,337	$65,202	$63,977

Services
Funeral	$16,600	$18,030	$52,578	$54,729
Cemetery	2,338	2,440	6,942	7,212

Total services	$18,938	$20,470	$59,520	$61,941

Financial revenue
Preneed funeral commission income	$483	$632	$1,573	$1,817
Preneed funeral trust earnings	870	1,553	2,940	4,542
Cemetery trust earnings	802	1,121	2,149	3,369
Cemetery finance charges	372	372	1,136	1,203

Total financial revenue	$2,527	$3,678	$7,798	$10,931

Total revenues	$42,167	$45,485	$132,520	$136,849

Cost of revenues
Goods
Funeral	$10,856	$11,816	$33,632	$34,948
Cemetery	6,718	6,613	20,108	18,460

Total goods	$17,574	$18,429	$53,740	$53,408

Services
Funeral	$8,853	$10,637	$26,868	$29,937
Cemetery	1,668	1,716	4,785	5,002

Total services	$10,521	$12,353	$31,653	$34,939

Financial expenses
Preneed funeral commissions	$482	$413	$1,444	$1,071

Total financial expenses	$482	$413	$1,444	$1,071

Total cost of revenues	$28,577	$31,195	$86,837	$89,418

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

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the nine months
	ended September 30,
	2009	2010
Cash paid for interest and financing costs	$15,961	$15,914
Cash paid for income taxes	207	684
Fair value of stock issued to directors or officers	797	1,097
Restricted common stock withheld for payroll taxes	40	90
Net (deposits) withdrawals (into) from preneed funeral trusts	(1,515)	1,111
Net deposits into preneed cemetery trusts	(2,000)	(2,119)
Net deposits into perpetual care trusts	(1,220)	(75)
Net (increase) decrease in preneed funeral receivables	(81)	666
Net increase in preneed cemetery receivables	(2,314)	(1,093)
Net withdrawals of receivables from preneed funeral trusts	187	96
Net change in preneed funeral receivables increasing deferred revenue	288	69
Net change in preneed cemetery receivables increasing deferred revenue	150	247
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	1,515	(1,111)
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	2,000	2,119
Net deposits in perpetual care trust accounts increasing perpetual care trusts’ corpus	1,177	72

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2010, we operated 146 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model in 2004 that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standards Operating Model” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of a Strategic Acquisition Model, described below under “Acquisitions,” during 2006, that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
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
     Our funeral volumes have increased gradually from 21,665 in 2006 to 24,362 in 2009 (compound annual increase of 3.0%). Our funeral operating revenue has increased from $109.1 million in 2006 to $125.1 million in 2009 (compound annual increase of 3.5%). The increases are primarily because of businesses we acquired in 2007 and 2009 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 4.3% in volumes in comparing the first nine months of 2010 to the first nine months of 2009, 0.2% of which resulted from organic growth and 4.1% through acquisitions. Funeral operating revenues for the nine months ended September 30, 2010 were up 3.0% compared to the nine months ended September 30, 2009.
     The percentage of funeral services involving cremations has increased from 34.3% for 2006 to 42.1% for 2009 and to 43.6% for the first nine months of 2010. A significant portion of that increase is the result of acquiring businesses in high cremation areas. On a same-store basis, the creation rate has risen to 40.5% for the nine months ended September 30, 2010.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our cemetery revenues relate to preneed sales of interment rights and mausoleums and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Approximately 13% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2006 through 2009 was characterized by increasing operating revenues and fluctuating field level profit margins. Cemetery revenue decreased by less than 1% as higher trust fund earnings and at-need revenues offset the decline in preneed revenues. Operating profit (Gross profit excluding depreciation and amortization and regional and unallocated costs) increased 11.1%, for the first nine months of 2010 compared to the same period of 2009, as a result of higher trust fund earnings and higher at-need gross profit. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries that can sustain consistent, modest growth in preneed property sales over time and to diversify and substantially increase our cemetery operating and financial results. Additionally, a portion of our capital expenditures in 2010 is designed to expand our cemetery product offerings.
     Financial Revenue
     We market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making deathcare plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
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
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12% per annum. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.

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
     Preneed funeral trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues.
     Acquisitions
     Our growth strategy includes the execution of the Strategic Acquisition Model. The goal of that model is to build concentrated groups of businesses in ten to fifteen strategic markets. We use six strategic ranking criteria to assess acquisition candidates and to differentiate the price we are willing to pay. Those criteria are:
•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. In 2009, we completed two acquisitions. We closed four acquisitions in the second quarter of 2010. The consideration paid for those acquired businesses in the second quarter of 2010 was $15.5 million in cash and the assumption of $0.6 million of liabilities and debt. During the third quarter of 2010, we completed one acquisition. The consideration paid for this business was $1.3 million in cash.
     Financial Highlights
     Net income for the three months ended September 30, 2010 totaled $0.9 million, equal to $0.05 per diluted share, the same as reported for the three months ended September 30, 2009. Despite a 7.9% increase in total revenue, the third quarter of 2010 net income was negatively affected by acquisition transaction costs and increases in field incentive compensation and self insurance costs. Net income for the nine months ended September 30, 2010 totaled $5.9 million, equal to $0.33 per diluted share, compared to $5.2 million, equal to $0.29 per diluted share, for the nine months ended September 30, 2009. The variance between the two periods is primarily attributable to higher trust fund earnings. The business acquired in the third quarter of 2010 did not have a material impact on our current results.
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
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2009 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2009 Form 10-K.

RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2009 and 2010. The term “same-store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2006 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2006 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2010.
Three months ended September 30, 2009 compared to three months ended September 30, 2010 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$25,442	$25,317	$(125)	(0.5)%
Acquired operating revenue	3,785	5,790	2,005	53.0%
Preneed funeral insurance commissions	483	632	149	*
Preneed funeral trust earnings	870	1,553	683	78.5%

Total	$30,580	$33,292	$2,712	8.9%

Operating profit:
Same-store operating profit	$8,570	$7,806	$(764)	(8.9)%
Acquired operating profit	948	848	(100)	(10.5)%
Preneed funeral insurance commissions	1	219	218	*
Preneed funeral trust earnings	870	1,553	683	78.5%

Total	$10,389	$10,426	$37	0.4%

*	not meaningful
     Funeral same-store operating revenues for the three months ended September 30, 2010 decreased $0.1 million, or 0.5%, when compared to the three months ended September 30, 2009. We experienced a 1.6% increase in the number of contracts and the average revenue per contract increased 0.2% for those existing operations at $5,553. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. The number of traditional burial contracts remained flat while the average revenue per burial contract increased 1.6% to $8,083. The cremation rate for the same-store businesses rose from 40.1% to 41.5%. The average revenue per same-store cremation contract increased 1.5% to $3,100 and the number of cremation contracts increased 5.1%. Cremations with services declined from 47.1% of total cremation contracts in the third quarter of 2009 to 42.2% in the third quarter of 2010. The average revenue for “other” contracts, which make up approximately 7.6% of the number of contracts, declined from $2,127 to $1,989. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same-store operating profit for the three months ended September 30, 2010 decreased $0.8 million, or 8.9%, from the comparable three months of 2009, and as a percentage of funeral same-store operating revenue, decreased from 33.7% to 30.8%. A combined increase of $0.6 million is self-insured costs, along with the decline in revenues were the primary reason for the decline in operating profit. Those costs were primarily medical and workers compensation claims.
     Funeral acquired revenues for the three months ended September 30, 2010 increased $2.0 million, or 53.0%, when compared to the three months ended September 30, 2009 as we experienced a 57.3% increase in the number of contracts, due to the acquisitions completed in the second and third quarters of 2010, yet a decrease of 2.2%, to $3,799, in the average revenue per contract for those acquired operations. The 2010 period includes the results of operation attributable to the two acquisitions that closed in the fourth quarter of 2009, the three funeral businesses acquired in the second quarter and, to a lesser extent, the one funeral business that closed late in the third quarter. The cremation rate for the acquired businesses was 60.2% for the third quarter of 2010, up from 54.4% in the prior year period, as these businesses are located in higher cremation areas compared to our existing locations. The average revenue per cremation contract increased 12.5% to $2,387 for the third quarter of 2010 and the number of cremation contracts increased 73.9% compared to the same period of 2009.
     Acquired operating profit for the three months ended September 30, 2010 declined $0.1, or 10.5%, from the comparable three months of 2009 and, as a percentage of revenue from acquired businesses, was 25.0% for the third quarter of 2009 compared to 14.6% for the third quarter of 2010 as those recently acquired businesses have not fully transitioned into Carriage’s Standard Operating Model.
     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, had a meaningful impact on funeral revenues and profit. On a combined basis, these categories experienced an increase of $0.8 million and $0.9 million in revenue and operating profit, respectively, compared to the third quarter of 2009 primarily due to higher realization of interest income, dividends and capital gains that have been allocated to individual maturing contracts and lower preneed expenses.
Nine months ended September 30, 2009 compared to nine months ended September 30, 2010 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$80,519	$79,984	$(535)	0.7%
Acquired operating revenue	12,184	15,474	3,290	27.0%
Preneed funeral insurance commissions	1,573	1,817	244	*
Preneed funeral trust earnings	2,940	4,542	1,602	54.5%

Total	$97,216	$101,817	$4,601	4.7%

Operating profit:
Same-store operating profit	$28,702	$26,975	$(1,727)	(6.0)%
Acquired operating profit	3,501	3,599	98	2.8%
Preneed funeral insurance commissions	129	746	617	*
Preneed funeral trust earnings	2,940	4,542	1,602	54.5%

Total	$35,272	$35,862	$590	1.7%

*	not meaningful
     Funeral same-store operating revenues for the nine months ended September 30, 2010 decreased $0.5 million, or 0.7%, when compared to the nine months ended September 30, 2009. We experienced a 0.2% increase in the number of contracts and an increase of 0.8%, to $5,605, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings on matured contracts. The number of traditional burial contracts decreased 2.6%, while the average revenue per burial contract increased 2.4% to $8,088. The cremation rate for the same-store businesses rose from 39.5% to 40.5%. The average revenue per cremation contract increased 4.1% to $3,096 and the number of cremation contracts increased 2.7%. Cremations with services declined from 45.9% of total cremation contracts in the third quarter of 2009 to 44.9% in the third quarter of 2010.
     Same-store operating profit for the nine months ended September 30, 2010 decreased $1.7 million, or 6.0%, from the comparable nine months of 2009 and, as a percentage of funeral same-store operating revenue, decreased from 35.6% to 33.7%. Self-insured healthcare costs rose $0.6 million year over year and along with the decline in operating revenues represents the majority of decline in operating profit.
     Acquired funeral homes generated $15.5 million in revenue, equal to 15.2% of our funeral home revenue and $3.6 million in operating profit, equal to 10.0% of our funeral home operating profit. The average revenue per contract for the acquired businesses was $4,100 and the cremation rate was 55.4% for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the average revenue per contract was $3,977, and the cremation rate was 53.2%.
     Financial revenue and profit for the nine months ended September 30, 2010 increased $1.8 million and $2.2 million, respectively, compared to the nine months ended September 30, 2009, primarily because of higher realization of interest income, dividends and capital gains that have been allocated to individual maturing contracts and lower preneed expenses.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2010.
Three months ended September 30, 2009 compared to three months ended September 30, 2010 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$8,881	$9,030	$149	1.7%
Acquired operating revenue	1,532	1,670	138	9.0%
Cemetery trust earnings	802	1,121	319	39.8%
Preneed cemetery finance charges	372	372	—	0.0%

Total	$11,587	$12,193	$606	5.2%

Operating profit:
Same-store operating profit	$1,825	$1,885	$60	3.3%
Acquired operating profit	202	486	284	140.6%
Cemetery trust earnings	802	1,121	319	39.8%
Preneed cemetery finance charges	372	372	—	0.0%

Total	$3,201	$3,864	$663	20.7%

     Cemetery same-store operating revenues for the three months ended September 30, 2010 increased $0.1 million, or 1.7%, compared to the three months ended September 30, 2009. Same-store revenue from preneed property sales increased $0.2 million, revenue from deliveries of preneed merchandise and services deliveries decreased $0.4 million, or 25.7%, and at-need revenues increased $0.3 million, or 8.7%.
     Cemetery same-store operating profit for the three months ended September 30, 2010 decreased $0.1 million, or 3.3%. As a percentage of revenues, cemetery same-store operating profit increased slightly from 20.5% to 20.9%. Promotional expenses (primarily preneed sales commissions) remained flat and bad debts increased $0.1 million, or 14.5%, offset by higher at-need gross profit.
     Cemetery acquired revenues for the three months ended September 30, 2010 increased $0.1 million, or 9.0%, compared to the three months ended September 30, 2009. Acquired revenue from preneed property sales increased $0.1 million and preneed revenue from merchandise and services deliveries decreased slightly while at-need revenues increased $0.1 million, or 17.0%. Cemetery acquired operating profit increased $0.3 million due to the increase in revenue.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $0.3 million, or 39.8%, when compared to the three months ended September 30, 2009. Earnings from perpetual care trust funds totaled $1.0 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009. Trust earnings recognized upon the delivery of merchandise and service contracts decreased $0.1 million, or 36.5%, compared to the same period in 2009. Finance charges on the preneed contracts were relatively flat.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2010 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2009	2010	Amount	%
Revenues:
Same-store operating revenue	$27,219	$25,702	$(1,517)	(5.6)%
Acquired operating revenue	4,800	4,758	(42)	(0.9)%
Cemetery trust earnings	2,149	3,369	1,220	56.8%
Preneed cemetery finance charges	1,136	1,203	67	5.9%

Total	$35,304	$35,032	$(272)	(0.8)%

Operating profit:
Same-store operating profit	$6,014	$5,629	$(385)	(6.4)%
Acquired operating profit	1,112	1,369	257	23.1%
Cemetery trust earnings	2,149	3,369	1,220	56.8%
Preneed cemetery finance charges	1,136	1,203	67	5.9%

Total	$10,411	$11,570	$1,159	11.1%

     Cemetery same-store operating revenues for the nine months ended September 30, 2010, decreased $1.5 million, or 5.6%, compared to the nine months ended September 30, 2009. Same-store revenue from preneed property sales decreased $1.6 million, or 12%, which was primarily a reflection of a 14.7% decrease in the number of interment rights (property) sold and a 9.6% increase in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 87.5% to 82.2%. Revenue from deliveries of preneed merchandise and services deliveries decreased $0.5 million, or 11.7% and same-store at-need revenues increased $0.6 million, or 6.2%.
     Cemetery same-store operating profit for the nine months ended September 30, 2010 decreased $0.4 million, or 6.4% primarily due to the decline in revenues. As a percentage of revenues, cemetery same-store operating profit decreased slightly from 22.1% to 21.9%. Promotional expenses (primarily preneed sales commissions) decreased $0.6 million and bad debts decreased $0.3 million in correlation with the lower preneed sales volumes.
     Cemetery acquired revenues for the nine months ended September 30, 2010 decreased slightly, compared to the nine months ended September 30, 2009. Revenue from preneed property sales decreased slightly and preneed revenue from merchandise and services deliveries decreased $0.1 million. At-need revenues increased $0.1 million compared to the same period in 2009. As a percentage of revenues, cemetery acquired operating profit increased from 23.2% to 28.9% as we experienced a reduction of controllable expenses.
     Total trust earnings increased $1.2 million, or 56.8%, when compared to the nine months ended September 30, 2009. Earnings from perpetual care trust funds totaled $3.0 million for the nine months ended September 30, 2010 compared to $1.8 million for the nine months ended September 30, 2009, due in large part to capital gains realized in the improving financial markets. Trust earnings recognized upon the delivery of merchandise and service contracts were flat compared to the same period in 2009.
     Other. General and administrative expenses totaled $4.1 million for the three months ended September 30, 2010, an increase of $0.2 million compared to the three months ended September 30, 2009, due primarily to increases in acquisition transaction costs.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for 2009 and for the first nine months of 2010. For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $15.1 million available at September 30, 2010 to offset future Federal taxable income, which will expire between 2022 and 2028, if not utilized. Carriage also has approximately $62.2 million of state net operating loss carryforwards that will expire between 2010 and 2028, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, a valuation allowance was established and is reviewed every quarter related to the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     While the impact has not been dramatic yet, the adverse economic conditions in the U.S., particularly the high level of unemployment, will continue to affect our business. Carriage began 2010 with $3.6 million in cash and other liquid investments and ended the third quarter with $1.3 million in cash and $5.0 million drawn on the bank credit facility. The elements of cash flow for the nine months ended September 30, 2010 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$3.6
Cash flow from operations	16.5
Business acquisitions	(16.8)
Cash drawn on the bank credit facility	5.0
Maintenance capital expenditures	(5.0)
Growth capital expenditures — funeral homes	(0.2)
Growth capital expenditures — cemeteries	(1.6)
Other investing and financing activities, net	(0.2)

Cash at September 30, 2010	$1.3

     For the nine months ended September 30, 2010, cash provided by operating activities was $16.5 million as compared to $7.9 million for the nine months ended September 30, 2009. The 2009 period included the payment of a $3.3 million litigation settlement. Capital expenditures totaled $6.9 million for the nine months ended September 30, 2010 compared to $6.1 million for the nine months ended September 30, 2009. Capital expenditures for the first nine months of 2010 included $1.6 million for cemetery inventory development projects.
     The outstanding principal of senior debt at September 30, 2010 totaled $141.8 million and consisted of $130.0 million in 7⅞% Senior Notes maturing in 2015, $5.0 million drawn on the credit facility and $6.8 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at September 30, 2010.
     The Company has a $40.0 million senior secured revolving credit facility that matures in November 2012 and is collateralized by all personal property and funeral home real property in certain states. The credit facility also contains an accordion provision to borrow up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At September 30, 2010, the prime rate option was equivalent to 5.75% and the LIBOR option was set at the 30 day LIBOR rate plus 350 basis points.
     A total of $92.9 million was outstanding at September 30, 2010 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES. In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. In September 2010, the Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 43,670 shares. Immediately upon the exchange, these common shares were cancelled and held in Treasury.
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
     The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At September 30, 2010, these securities were typically trading at a price of approximately $99.25, indicating a fair market value of approximately $129 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.9 million. The fair value of these securities is estimated to be approximately $56 million at September 30, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.

Item 4.	Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE SERVICES, INC.
Date: November 5, 2010	/s/ Terry E. Sanford
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