Form 10-K
period 2010-12-31
CARRIAGE SERVICES INC
filed 2011-03-08
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2010

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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $70.0 million based on the closing price of $4.66 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of March 4, 2011 was 18,139,859.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered in connection with the 2011 annual meeting of stockholders are incorporated in Part III of this Report.

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
PART I
ITEM 1. BUSINESS
GENERAL
     We are a leading provider of death care services and merchandise in the United States. We operate two types of businesses: funeral homes, which currently account for approximately 75% of our total revenue, and cemeteries, which currently account for approximately 25% of our total revenue. As of December 31, 2010, we operated 147 funeral homes in 25 states and 33 cemeteries in 12 states. We primarily serve suburban and rural markets, where we primarily compete with smaller, independent operators, and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
     Our operations are reported in two business segments:
•	Funeral Home Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to increasing cremation trends by packaging complimentary service and merchandise;

•	our ability to control salary and merchandise costs; and

•	our ability to exercise pricing leverage related to our at-need business to increase average revenues per contract.
•	Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization, as evidenced by the statistic that approximately 52% of our cemetery revenues during the year ended December 31, 2010 was generated from preneed sales of interment rights and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) may impact the amount of such cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 14% of our cemetery revenues during the year ended December 31, 2010 was attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial operating model for our funeral homes. On January 1, 2006, we implemented a similar model to our cemetery business. These are models based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of death care businesses. The Standards Operating Model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. Leadership qualities are evaluated using the 4E’s — Energy, Energize Others, Edge and Execution. This model also requires our local and corporate leaders to focus on the drivers of success that create long-term profitability and value for our stockholders. Our Standards Operating Model emphasizes:

•	decentralized management of our local businesses;

•	financial and operational standards based upon key drivers of success of our best businesses;

•	variable compensation that rewards our managers as if they were owners;

•	finding, developing and retaining the best people in our industry; and

•	information technology designed to support local businesses and corporate management decisions, measure performance of our businesses against our financial and operational standards, and ensure adherence to established internal control procedures.

Our business objectives include:

•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustainable increasing earnings and cash flow;

•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary; and searching for well-qualified personnel that we feel will lead and excel within our Standards Operating Model; and

•	executing our Strategic Acquisition Model, a disciplined program that will guide our acquisition strategies, to increase the sustainable earning power profile of our portfolio.
HISTORY
     Carriage Services, Inc. (“Carriage” or the “Company”) was incorporated in the State of Delaware in December of 1993. During the 1990’s, Carriage grew dramatically through acquisitions of funeral homes and cemeteries. A significant amount of debt was incurred in financing these acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. During that same period we initiated a process to identify underperforming businesses and, where appropriate, sold those businesses to reduce our debt. We sold 36 funeral homes and 12 cemeteries along with 20 parcels of excess real estate. We reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004.
     During January 2005, we refinanced our senior debt by issuing $130 million of Senior Notes due in 2015. The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt to gain the flexibility to reinvest our cash flow in our core business. We used the net cash proceeds from the offering and our cash flow from operations to grow the Company through selective acquisitions. From 2005 through 2009 we completed ten acquisitions. During 2010 we completed six acquisitions and are positioned to acquire more funeral and cemetery businesses in the future.
     During 2008 and 2009, we also used our cash to repurchase $10 million of our common stock when the price per share was low due to the weak financial markets in the economic crisis. Beginning in the latter half of 2008 and continuing through the first half of 2009, we completely repositioned the trust fund investment portfolios to take advantage of what management viewed as pricing dislocations in the financial and capital markets, which resulted in returns of 47.4% in 2009 and 18.4% in 2010, and a much higher level of recurring interest and dividend income. During 2009, we also amended and extended the maturity of our revolving bank credit facility to November 2012 in order to provide financing for future acquisitions, if needed.
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
Deaths and Death Rates
     Death rates and the number of deaths in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, the number of deaths has trended lower very slightly as the general population is living longer and because of low birth rates in the period from early 1930’s to mid 1940’s during the depression and World War II. Management understands that the number of deaths declined 0.7% in 2010 compared to 2009. The recent trend is projected to reverse in coming years due to the aging of the “baby boomer” generation. Based on data from the National Population Projections released in 2008 by the U.S. Census Bureau, the number of people age 65 and over is expected to increase by approximately 16% from 2010 to 2015, and will increase to 14.4% of the population in 2015 from 13% of the population in 2010.

Cremation
     In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represented approximately 39% of the U.S. burial market in 2010. The proportion of families choosing cremation has increased by approximately 100 basis points annually. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Direct cremation has been offered as a less costly alternative to a traditional burial. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cremations result in lower absolute revenue dollars, but higher gross margins. Cemeteries are more affected by the increasing cremation trend than funeral homes.
Highly Fragmented Ownership
     We understand that there are approximately 20,900 funeral homes and 10,500 cemeteries in the United States and that the domestic death care industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), Stewart Enterprises, Inc. (Stewart), StoneMor Partners L.P. and Carriage Services, Inc. We believe these four companies collectively represent approximately 10% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. Within the independent businesses, there are a number of privately-owned consolidators. SCI acquired what was the second largest public company in the industry at the time, Alderwoods Group, in the latter half of 2006. In March 2010, SCI acquired Keystone North America, Inc., another large public operator. During 2010, we acquired five independent businesses and one business from Stewart.
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
BUSINESS STRATEGY
     Key elements of our overall business strategy include the following:
     Implement Operating Initiatives. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial operating model for our funeral homes. On January 1, 2006, we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. Our managing partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on what we believe are the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of death care businesses, which then led to the development of our Strategic Acquisition Model during 2006 which guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
     Enhancement of Funeral Services. A significant trend is an increasing preference of our client families for cremation. The percentages of funeral services conducted by us for which cremation was chosen as the manner in which to dispose of remains was 42.1% for the year ended December 31, 2009 and 44.1% for the year ended December 31, 2010. For the year ended December 31, 2010, 55.6% of the number of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 44.4% included services. One of our training initiatives throughout the Company focuses on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.
     We have also begun using the Internet to create new sales channels and new consumer relationships through technology referred to as CarriageOne. CarriageOne has brought us to a new and modern level of serving our client families with video tributes, stationery items and webcasting. These products are high quality and enable our client families to experience personalization that helps their grieving and healing process. Through these services, we create a culture that puts client families and their experiences first with tools that are technically advanced, informative and easy to use. For the year ended December 31, 2010, approximately $1.5 million, or 2.8% of merchandise revenue, was earned through this channel. We anticipate that our revenue and profits from this activity will increase along with client family satisfaction and local brand loyalty.

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
     Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our counselors on a preneed basis and finance charges earned on preneed installment contracts. The current economy and the related declines in consumer confidence and discretionary income have reduced the preneed sales success rate. As a countermeasure, we have increased the number of sales counselors and initiated incentives for our customers so that they do not default on their installment obligations to us. In 2010, we were able to reduce bad debt expense by 14% as compared to 2009.
     Renewed Corporate Development Efforts. We believe that our capital structure positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash and cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our earning power as we invest in businesses that will contribute incremental revenues, earnings and cash flow. Our Strategic Acquisition Model is a primary driver of our acquisition strategy. We use strategic ranking criteria to assess acquisition candidates in order to optimize the sustainable earning power of our death care portfolio.
     Ideal acquisition candidates would be those that are demonstrated market leaders, are larger businesses located in larger and growing markets with high barriers to entry and have field-level operating margins consistent with our best performing properties. In our quest to find ideal candidates, we have analyzed and projected key statistics in the death care industry and believe the following will be true by 2015:
•	The number of national deaths will begin a long-term rise as the death rate among the baby boomer generation increases, notwithstanding a longer life expectancy.

•	The aging baby boomers will possess sufficient wealth and the financial flexibility to migrate to attractive retirement and part time second career areas primarily in the Southern and Western states and other select markets.

•	The general population of the United States will continue to grow and migrate to attractive urban and suburban centers in the Southern and Western states.

•	Cremation rates will continue to increase and migrate eastward. The accelerating cremation rate will have a significant impact on the revenue base of more traditional death care businesses in the Central and Eastern regions of the United States and a lesser impact on the already high cremation states in the West.
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

     Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth initiatives, such as business acquisitions and inventory. Currently, we have four primary components in our capital structure:
•	the $130 million of fixed rate senior notes which have a 2015 maturity;

•	a $40 million revolving credit facility, of which $0.6 was drawn at December 31, 2010, described under the heading “Liquidity and Capital Resources” in Item 7;

•	the convertible junior subordinated 7% debenture payable to our affiliate trust, on which we have the ability to defer payments of interest for up to 20 quarters, with a 2029 maturity; and

•	our common stock.
     Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. Free cash flow for 2010 (cash flow from operations less maintenance capital expenditures) totaled $18.6 million, for which the primary use was acquisitions. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
     Strong Field-Level Operating Margins. We believe that our field-level operating margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
     Effective Management of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our particular markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 80% of our revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business without having to rely on preneed sales.
     Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. All of our funeral homes and cemeteries are connected to our corporate headquarters, which allows us to monitor and assess critical operating and financial data and analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.
     Proven Management Team. Our management team, headed by our founder and Chief Executive Officer Melvin C. Payne, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe this culture has been critical to our recent successful efforts and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best Standards Operating Model will ensure this commitment at all levels of the organization. Our businesses are organized into three Regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
     We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
     At December 31, 2010, we operated 147 funeral homes in 25 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2010 for segment data related to funeral home operations.
     Our funeral homes offer a complete range of services to meet a family’s death care needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and services, and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and services to take place at one location and thereby reduces transportation costs and inconvenience to the family.
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
Cemetery Operations
     As of December 31, 2010, we operated 33 cemeteries in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2010 for segment data related to cemetery operations.
     Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts.
     Our cemetery operating results are impacted by the size and success of our sales organization, evidenced by the statistic that 41% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2010. An additional 11% of our 2010 cemetery revenues was generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impacts the success rate of preneed sales and is currently having a significant negative impact on our preneed sales success rate and the industry as a whole. To combat the lower success rate, we embarked on a program in late 2008 to hire approximately 100 additional sales counselors. We completed the hiring phase in the first quarter of 2009. Coming into a more “normal” economy, we have focused more on quality sales counselors rather than quantity. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 14% of our cemetery revenue was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2010. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
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
     We sold 5,615 and 6,485 preneed funeral contracts during the years ended December 31, 2009 and 2010, respectively. At December 31, 2010, we had a backlog of 79,842 preneed funeral contracts to be delivered in the future. Approximately 19% and 20% of the funeral revenues recognized during the years ended December 31, 2009 and 2010, respectively, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 57% and 52% of our net cemetery revenues for 2009 and 2010.
     As of December 31, 2010, we employed a staff of 203 advance-planning and family service representatives for the sale of preneed products and services.
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
     Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed, while trust fund holdings and deferred revenue are reflected currently on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $315.4 million as of December 31, 2010.
     We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for cemetery merchandise and services preneed sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased, when the service is provided or when the contract is cancelled. Cemetery merchandise and service trust fund balances, in the aggregate, totaled approximately $79.7 million as of December 31, 2010.
     In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $45.7 million at December 31, 2010.
     For additional information with respect to our trusts, see Notes 6, 8, and 10 to the Consolidated Financial Statements for the year ended December 31, 2010.
COMPETITION
     The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States include SCI, Stewart and StoneMor Partners L.P. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.
     Our funeral home and cemetery operations face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed new start-up competition in certain areas of the country, which in any one market may have impacted our profitability because of the high fixed cost nature of funeral homes. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.
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
EMPLOYEES
     As of December 31, 2010, we and our subsidiaries employed 1,943 employees, of whom 930 were full-time and 1,013 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that our relationship with our employees is good. None of our employees are represented by unions.
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
     Also posted on our website, and available in print upon request, are charters for the Company’s Audit Committee, Compensation Committee, Corporate Governance Committee, Executive Committee and Investment Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on the Company’s website under the “Corporate Governance” section. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002.
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
     We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices or offer discounts thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profit margins and our backlog.
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
Increased or unanticipated costs, such as insurance or taxes, may have a negative impact on our earnings and cash flow.
     We may experience material increases in certain costs, such as insurance or taxes, which result from recent Federal legislation or state and local governments raising taxes in an effort to balance budgets. These costs are difficult to quantify in the future and may impair our ability to achieve earnings growth in excess of revenue growth. Our forecast assumes that we will be successful in increasing earnings at a rate that is greater than revenue growth. We can give no assurance that we will be successful in achieving such increases.
Improved performance in our funeral and cemetery segments is highly dependent upon successful execution of our Standards Operating Model.
     We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. We have learned that success using the model is highly dependent on having Managing Partners who are highly motivated and implement our business plans.
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
Earnings from and principal of trust funds could be reduced by changes in financial markets and the mix of securities owned.
     Earnings and investment gains and losses on trust funds are affected by financial market conditions and the specific fixed-income and equity securities that we choose to maintain in the funds. We may not choose the optimal mix for any particular market condition. Declines in earnings from perpetual care trust funds would cause a decline in current revenues, while declines in earnings from other trust funds could cause a decline in future cash flows and revenues.
Covenant restrictions under our debt instruments may limit our flexibility in operating and growing our business.
     The terms of our credit facility and the indenture governing our Senior Notes may limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.

     Our credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could permit acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our amended senior secured credit facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.
Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.
     In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test we performed using August 31, 2010 fair value information, we concluded that there was no impairment of our goodwill. However, if current economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have another triggering event that could result in an impairment of our goodwill.
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
     Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased every year and that trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profit margins as well.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     At December 31, 2010, we operated 147 funeral homes in 25 states and 33 cemeteries in 12 states. We own the real estate and buildings for 79% of our funeral homes and lease facilities for the remaining 21%. We own 28 cemeteries and operate five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2010. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 33 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 131,500 and 138,982 at December 31, 2009 and 2010, respectively. In addition, approximately 568 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained which management believes we currently meet this standard.

     The following table sets forth certain information as of December 31, 2010, regarding Carriage’s properties used by the funeral homes segment and by the cemeteries segment identified by state:

	Number of
	Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	3	4	0
Connecticut	7	3	0	0
Florida	6	9	6	3
Georgia	3	0	0	0
Idaho	6	1	3	0
Illinois	1	3	1	0
Kansas	6	0	0	0
Kentucky	8	3	1	0
Maryland	1	0	0	0
Massachusetts	12	0	0	0
Michigan	3	0	0	0
Montana	2	1	1	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	1	0	0	0
North Carolina	0	2	1	0
Ohio	5	1	0	1
Oklahoma	1	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	12	1	7	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	116	31	28	5

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to nine years, and, generally, we have the right to renew past the initial terms and a right of first refusal on any proposed sale of the property where these funeral homes are located.
     Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2010, we owned and operated 634 vehicles and leased 4 vehicles.
ITEM 3. LEGAL PROCEEDINGS
     We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 15 to our Consolidated Financial Statements of this Form 10-K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2010	High	Low
First Quarter	$4.65	$3.56
Second Quarter	$5.18	$4.27
Third Quarter	$5.07	$4.00
Fourth Quarter	$5.49	$4.50

2009	High	Low
First Quarter	$2.59	$1.10
Second Quarter	$4.11	$1.49
Third Quarter	$4.23	$2.62
Fourth Quarter	$4.59	$3.05
     As of March 4, 2011, there were 18,139,859 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $5.85 per share. The shares of common stock outstanding are held by approximately 250 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.
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
     Prior to March 22, 2010, we had a compensation policy for fees paid to our directors under which the directors could choose to receive their fees either in the form of cash or equity based on the fair market value of our common stock calculated at the closing price published by the New York Stock Exchange on the date the fees were earned. Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock.
Purchases of Equity Securities by the Issuer
     During June 2008 and November 2008, the Board of Directors approved share repurchase programs authorizing the Company to purchase up to an aggregate of $10 million of our common stock. The repurchases were executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. Through December 31, 2008, we repurchased 1,730,969 shares of Common Stock at an aggregate cost of $5,740,442 and an average cost per share of $3.29. During 2009, we repurchased 1,377,882 shares of common stock at an aggregate cost of $4,259,558 and an average cost per share of $3.09. The repurchased shares are held as treasury stock. We did not repurchase any shares of our common stock during 2010.

     The following graph compares the cumulative 5-year total return to shareholders on Carriage Services, Inc.’s common stock relative to the cumulative total returns of the Russell MicroCap index, and a customized peer group of three companies that includes: Service Corp. International, Stewart Enterprises Inc and Stonemor Partners Limited Partnership. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell MicroCap Index
and a Peer Group
*     $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

Carriage Services, Inc.	100.00	101.80	176.00	40.20	78.60	97.00
Russell MicroCap	100.00	116.54	107.22	64.57	82.31	106.09
Peer Group	100.00	125.32	172.68	63.38	109.23	124.29
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
PEER GROUP I
Service Corp. International
Stewart Enterprises Inc
Stonemor Partners Limited Partnership

ITEM 6. SELECTED FINANCIAL DATA
     The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010. These historical results are neither indicative of our future performance, nor necessarily comparable as a result of changes in accounting methods discussed below.
     You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Consolidated Financial Information

	Year ended December 31,
	2006	2007	2008	2009	2010
		(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$113,198	$123,839	$134,246	$131,051	$138,125
Cemetery	36,159	43,017	42,682	46,576	46,822

Total revenues	149,357	166,856	176,928	177,627	184,947

Gross profit:
Funeral	30,508	36,170	37,170	38,450	37,940
Cemetery	3,943	9,355	5,873	7,668	9,507

Total gross profit	34,451	45,525	43,043	46,118	47,447
General and administrative expenses	12,023	16,015	18,112	16,003	16,806

Operating income	22,428	29,510	24,931	30,115	30,641
Interest expense	(18,508)	(18,344)	(18,331)	(18,498)	(18,262)
Litigation settlement	—	—	(3,300)	—	—
Interest and other income	1,922	1,151	229	228	1,068

Income before income taxes	5,842	12,317	3,529	11,845	13,447
Provision for income taxes	(2,239)	(4,959)	(1,725)	(4,797)	(5,368)

Net income from continuing operations	3,603	7,358	1,804	7,048	8,079
Income (loss) from discontinued operations	(5,019)	921	(1,546)	—	—
Preferred Stock Dividend	—	—	10	14	14

Net income (loss)	$(1,416)	$8,279	$248	$7,034	$8,065

Earnings (loss) per share
Basic:
Continuing operations	$0.19	$0.39	$0.09	$0.40	$0.46
Discontinued operations	(0.28)	0.05	(0.08)	—	—

Basic earnings (loss) per share	$(0.09)	$0.44	$0.01	$0.40	$0.46

Diluted:
Continuing operations	$0.19	$0.38	$0.09	$0.40	$0.45
Discontinued operations	(0.27)	0.05	(0.08)	—	—

Diluted earnings (loss) per share	$(0.08)	$0.43	$0.01	$0.40	$0.45

Weighted average number of common and common equivalent shares outstanding:
Basic	18,545	19,020	19,054	17,573	17,635

Diluted	18,912	19,507	19,362	17,749	17,938

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	131	139	136	138	147
Cemeteries at end of period	28	32	32	32	33
Funeral services performed	22,468	23,366	25,531	24,362	25,801
Preneed funeral contracts sold	4,998	5,075	4,916	5,615	6,485
Backlog of preneed funeral contracts	56,719	68,909	69,575	72,172	79,842
Average revenue per funeral contract	$5,120	$5,207	$5,154	$5,296	$5,266
Cremation rate	34.4%	35.8%	39.8%	42.1%	44.1%
Depreciation and amortization	$8,624	$9,488	$10,368	$10,339	$9,976

BALANCE SHEET DATA:
Total assets	$564,996	$610,807	$560,293	$619,298	$671,012
Working capital	35,755	11,647	9,100	12,004	2,535
Long-term debt, net of current maturities	133,841	132,994	132,345	131,898	132,416
Convertible junior subordinated debenture	93,750	93,750	93,750	93,750	92,858
Stockholders’ equity	96,373	106,900	103,510	108,222	119,673

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sell interment rights (grave sites and mausoleum spaces) and related merchandise such as markers and outer burial containers. As of December 31, 2010, we operated 147 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We introduced a more decentralized, entrepreneurial and local operating model in 2004 that included operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of death care businesses, which then led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” during 2006, which guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
•	Balanced Operating Model — We believe a decentralized structure works best in the death care industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers.
•	Incentives Aligned with Standards — Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby they earn a percentage of their business’ earnings based upon the actual standards achieved. Each Managing Partner has the opportunity to share in the earnings of the business as long as the performance exceeds our minimum standards.
•	The Right Local Leadership — Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to achievement of the Standards for that business.
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
     Our funeral volumes have increased gradually from 23,366 in 2007 to 25,801 in 2010 (compound annual increase of 3.4%). Our funeral operating revenue has increased from $119.2 million in 2007 to $129.7 million in 2010 (compound annual increase of 2.9%). The increases are primarily because of businesses we acquired from 2007 through 2010 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced flat volumes in comparing the year ended December 31, 2010 to the year ended December 31, 2009 on a same store basis, although Funeral operating revenues for the year ended December, 2010 were up 3.7% compared to the year ended December 31, 2009, which resulted primarily from our acquisitions.

     The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 44.1% for the year ended 2010. A significant portion of that increase is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 40.7% for the year ended December 31, 2010.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our 2010 cemetery revenues relate to preneed sales of interment rights and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Approximately 14% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2007 through 2010 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue decreased 4.4% over prior year although we experienced a 75.3% increase in trust fund earnings. Also, a 3.0% increase in at need revenues offset the decline in preneed revenue. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2011 is designed to expand our cemetery product offerings.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2009, we completed two acquisitions. During 2010, we acquired one cemetery and five funeral home businesses. The consideration paid for these acquisitions was cash, which was generated from our operations.
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

Goodwill
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2010. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public death care companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.
     A more complete discussion of the 2010 goodwill impairment testing is included below in Item 7 of this Form 10-K.
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
Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, stock option and employee stock purchase plans. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

     Effective January 1, 2009, a noncontrolling interest in a subsidiary, which is sometimes referred to as unconsolidated investment, is an ownership interest in the consolidated entity that is reported as a component of equity in the Consolidated Financial Statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The net income, on the face of the Consolidated Statements of Operations, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
Discontinued Operations
     In accordance with the Company’s Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether the business should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held-for-sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. There were no discontinued operations in 2010.
Business Combinations
     Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period we may adjust goodwill, assets, or liabilities associated with the acquisition.
Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 11 to the Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     New guidance was issued during early 2009 on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance was effective for interim reporting periods ending after June 15, 2009, and has had no affect on our financial position or results of operations.
     New guidance was also issued during early 2009 that modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the Company has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. This new guidance also modified the presentation of other-than-temporary impairment losses and increased related disclosure requirements. This change was effective for interim reporting periods ending after June 15, 2009 and it has had no affect on our financial position or results of operations.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to long-term debt and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2010, these securities were typically trading at a price of approximately $100.75, indicating a fair market value of approximately $131.0 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $92.9 million. The fair value of these securities is estimated to be $66.6 million at December 31, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.

Computation of Earnings per Common Share
     New guidance was issued during early 2009 addressing the accounting changes for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2010, there was no material impact to basic and diluted earnings per share in connection with this accounting change.
Subsequent Events
     Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. There were no subsequent events to disclose.
Variable Interest Entities
     Effective January 1, 2010, new guidance amended the current practice of accounting for Variable Interest Entities (“VIE”) requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance did not have a material impact on our Consolidated Financial Statements. Also refer to Preneed Funeral and Cemetery Trust Funds in Note 1 to the Consolidated Financial Statements herein for additional information on the Company’s VIE entries.
RECENT ACCOUNTING PRONOUNCMENTS AND ACCOUNTING CHANGES
Fair Value Measurements
     In January 2010, new guidance was issued which requires additional fair value disclosures to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements on transfers between Levels 1 and 2 was effective for the Company as of March 31, 2010. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. See Note 11 to the Consolidated Financial Statements herein for additional information on the Company’s fair value disclosures.
Allowance for Credit Losses on Financing Receivables
     In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The aggregate balance of non-current, preneed cemetery financing receivables was $16.1 million as of December 31, 2010. The disclosures related to period-end information are required for annual reporting periods ending after December 15, 2010 which is effective for the Company at December 31, 2010. Disclosures of activity that occurs during the reporting period are required for interim periods beginning after December 15, 2010 which will be effective for the Company at March 31, 2011. The additional required disclosures are provided in Note 7 to the Consolidated Financial Statements.

SELECTED INCOME AND OPERATIONAL DATA
     The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2008	2009	2010
Total revenues	100.0%	100.0%	100.0%
Total gross profit	24.3	26.0	25.7
General and administrative expenses	10.2	9.0	9.1
Operating income	14.1	16.9	16.6
Interest expense	10.4	10.4	9.9
     The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2008	2009	2010
Funeral homes at beginning of period	139	136	138
Acquisitions	—	2	10
Divestitures or closures of existing funeral homes	(3)	—	(1)

Funeral homes at end of period	136	138	147

Cemeteries at beginning of period	32	32	32
Acquisitions	—	—	1
Divestitures	—	—	—

Cemeteries at end of period	32	32	33

     The following is a discussion of our results of operations for the years ended December 31, 2008, 2009, and 2010. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2006 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2006 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and gauging the leveraging performance contribution that a selective acquisition program can have on the total Company’s performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009
The following is a discussion of our results of operations for the years ended December 31, 2010 and 2009.
     Net income from continuing operations for the year ended December 31, 2010 totaled $8.1 million, equal to $0.45 diluted share as compared to $7.0 million for the year ended December 31, 2009, or $0.40 per diluted share. Total revenue for the year ended December 31, 2010 was $184.9 million, an increase of 4.1%, compared to $177.6 million for the comparable period in 2009. The variance between the two periods was primarily due to approximately 44% higher financial revenue in the current period. Although we experienced single digit declines in same store operating revenue and profit, our acquired businesses and higher financial revenues drove the overall results higher in 2010 compared to 2009.
     No businesses were sold during 2010 and 2009.

     Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2009 compared to the year ended December 31, 2010.

	Year Ended
	December 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$108,513	$107,351	$(1,162)	(1.1)%
Acquired operating revenue	16,603	22,392	5,789	34.9%
Preneed funeral insurance commissions	2,024	2,265	241	11.9%
Preneed funeral trust earnings	3,911	6,117	2,206	56.4%

Revenues from continuing operations	$131,051	$138,125	$7,074	5.4%

Operating profit:
Same store operating profit	$38,977	$36,035	$(2,942)	(7.5)%
Acquired operating profit	4,809	5,123	314	6.5%
Preneed funeral insurance commissions	285	876	591	207.4%
Preneed funeral trust earnings	3,911	6,117	2,206	56.4%

Operating profit from continuing operations	$47,982	$48,151	$169	0.3%

     Funeral same store operating revenues for the year ended December 31, 2010 decreased $1.2 million, or 1.1% when compared to the year ended December 31, 2009. We experienced flat volume in the number of contracts year over year and an increase of 0.6%, to $5,610, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings. The number of traditional burial contracts decreased 2.3% while the average revenue per burial contract increased 2.1% to $8,100. The cremation rate for the same store businesses rose from 39.7% to 40.7%. The average revenue per cremation contract increased 2.9% to $3,089 and the number of cremation contracts increased 2.5%. Cremations with services have declined from 46.2% of total cremation contracts in the year ended 2009 to 44.4% in the year ended 2010. The average revenue for “other” contracts, which make up approximately 7.6% of the number of contracts, declined from $2,057 to $2,016. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same store operating profit for the year ended December 31, 2010 decreased $3.0 million, or 7.5%, from the comparable year ended December 31, 2009, and as a percentage of funeral same store operating revenue, decreased from 35.9% to 33.6% as we have seen operating expenses increase in the year ended December 31,2010. We have experienced increases in all same store controllable expense categories but primarily in salaries and wages and health insurance costs for the year ended December 31, 2010, when compared to the year ended December 31, 2009. Our costs for the self insurance program for property, casualty and general liability risk has remained flat year over year.
     Funeral acquired revenues for the year ended December 31, 2010 increased $5.8 million, or 34.9%, when compared to the year ended December 31, 2009 as we experienced a 33.2% increase in the number of contracts, due to the acquisitions completed in the second half of 2010, and a slight increase of 2.0%, to $4,066, in the average revenue per contract for those acquired operations. The 2010 period includes the results of operations attributable to the two acquisitions that closed in the fourth quarter of 2009 and the five funeral businesses acquired in 2010. The cremation rate for the acquired businesses was 56.2% for 2010, up from 53.1% in the prior year, as these businesses are located in higher cremation areas compared to our existing locations. The average revenue per cremation contract increased 8.1% to $2,465 for 2010 and the number of cremation contracts increased 40.9% compared to 2009.
     Acquired operating profit for the year ended December 31, 2010 increased $0.3 million, or 6.5%, from the year ended December 31, 2009 and, as a percentage of revenue from acquired businesses, was 28.9% for 2009 compared to 22.9% for 2010 as those recently acquired businesses have not fully transitioned into Carriage’s Standard Operating Model.
     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, had a meaningful impact on funeral revenues and operating profit. On a combined basis, these categories experienced an increase of $2.4 million and $2.8 million in revenue and operating profit, respectively, compared to the year ended December 31, 2009 primarily due to higher realization of interest income, dividends and capital gains that have been allocated to individual maturing contracts and lower preneed expenses.

     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the year ended December 31, 2009 compared to the year ended December 31, 2010:

	Year Ended
	December 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$36,021	$34,211	$(1,810)	(5.0)%
Acquired operating revenue	6,276	6,239	(37)	(0.6)%
Cemetery trust earnings	2,747	4,815	2,068	75.3%
Preneed cemetery finance charges	1,532	1,557	25	1.6%

Revenues from continuing operations	$46,576	$46,822	$246	0.5%

Operating Profit:
Same store operating profit	$7,872	$7,340	$(532)	(6.8)%
Acquired operating profit	1,441	1,707	266	18.5%
Cemetery trust earnings	2,747	4,815	2,068	75.3%
Preneed cemetery finance charges	1,532	1,557	25	1.6%

Operating profit from continuing operations	$13,592	$15,419	$1,827	13.4%

     Cemetery same store operating revenues for the year ended December 31, 2010, decreased $1.8 million, or 5.0%, compared to the year ended December 31, 2009. Same store revenue from preneed property sales decreased $1.8 million, or 10.2%, which was primarily a reflection of a 13.9% decrease in the number of interment rights (property) sold. We experienced a 10.9% increase in the average price per interment compared to 2009. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 87.8% to 83.4%. Revenue from deliveries of preneed merchandise and services deliveries decreased $0.1 million, or 0.9%, and same store at-need revenues increased $0.5 million, or 3.6%.
     Cemetery same store operating profit for the year ended December 31, 2010 decreased $0.5 million, or 6.8%. As a percentage of revenues, cemetery same store operating profit decreased slightly from 21.8% to 21.4%. Promotional expenses (primarily preneed sales commissions) decreased $0.7 million in connection with the lower preneed sales volumes and bad debts decreased $0.2 million due to better management of receivables. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs declined $0.2 million, or 1.5%, and the costs of the self insurance program for property, casualty and general liability risks decreased $0.1 million, or 2.4%.
     Cemetery acquired revenues for the year ended December 30, 2010 decreased slightly compared to the year ended December 31, 2009. Revenue from preneed property sales increased 2.2% and preneed revenue from merchandise and services deliveries decreased $0.1 million, or 11.0%. At-need revenues remained flat compared to the same period in 2009. As a percentage of revenues, cemetery acquired operating profit increased from 23.0% to 27.4%.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $2.1 million, or 75.3%, when compared to the year ended December 31, 2009. Earnings from perpetual care trust funds totaled $4.3 million for the year ended December 31, 2010 compared to $2.3 million for the year ended December 31, 2009. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.2 million, or 41.3%, compared to the same period in 2009. Finance charges on the preneed contracts remained flat year over year.
     Other. General and administrative expenses totaled $16.8 million for the year ended December 31, 2010, an increase of $0.8 million compared to the year ended December 31, 2009. We incurred an additional $0.8 million of incentive compensation costs and approximately $0.9 million of additional costs in our Corporate Development department and the related costs of closing acquisitions. Included in our general and administrative expenses is a $0.7 million credit for the recovery of legal fees from a previously settled lawsuit.
     Interest income and other, net for the year ended December 31, 2010 is primarily interest income on the short-term investments, a gain related to an insurance claim and the gain on the sale of TIDES.
     Income taxes. See Note 16 to the Consolidated Financial Statements for a discussion of the income taxes for 2010 and 2009.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
     The following is a discussion of our results of operations for the years ended December 31, 2009 and 2008.
     Net income from continuing operations for the year ended December 31, 2009 totaled $7.0 million, equal to $0.40 per diluted share as compared to $1.8 million for the year ended December 31, 2008, or $0.09 per diluted share. The variance between the two periods was primarily due to improvement in the results of our cemetery businesses, a decrease in corporate costs and expenses and a class action litigation settlement charge in 2008. Our cemetery businesses experienced a $2.6 million increase in pre-tax operating profit, equal to $0.09 per diluted share. In 2009, corporate costs and expenses decreased $2.1 million from 2008 due primarily to 2008 legal costs and severance expenses which were absent in 2009. In 2008, the Company expensed $3.3 million in conjunction with the litigation settlement, which was funded in 2009.
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

	Year Ended
	December 31,		Change
	2008	2009	Amount	Percent
		(dollars in thousands)
Revenues:
Same store operating revenue	$110,147	$108,513	$(1,634)	(1.5)%
Acquired operating revenue	16,341	16,603	262	1.6%
Preneed funeral insurance commissions	2,670	2,024	(646)	(24.2)%
Preneed funeral trust earnings	5,088	3,911	(1,177)	(23.1)%

Revenues from continuing operations	$134,246	$131,051	$(3,195)	(2.4)%

Revenues from discontinued operations	$476	$—	$(476)	*

Operating profit:
Same store operating profit	$37,736	$38,977	$1,241	3.3%
Acquired operating profit	4,238	4,809	571	13.5%
Preneed funeral insurance commissions	982	285	(697)	(71.0)%
Preneed funeral trust earnings	5,088	3,911	(1,177)	(23.1)%

Operating profit from continuing operations	$48,044	$47,982	$(62)	(0.1)%

Revenues from discontinued operations	$145	$—	$(145)	*

*	not meaningful
     Funeral same store revenues for the year ended December 31, 2009 decreased $1.6 million, or 1.5%, when compared to the year ended December 31, 2008 as we experienced a 5.4% decrease in the number of contracts and an increase of 3.6%, to $5,605, in the average revenue per contract for those existing operations. The number of traditional burial contracts decreased 6.5% while the average revenue per burial contract increased 3.1% to $7,947. The cremation rate for the same store businesses rose from 37.2% to 39.5%. The average revenue per cremation contract increased 4.3% to $3,022 and the number of cremation contracts increased approximately 0.3%.
     Total same store operating profit for the year ended December 31, 2009 increased $1.2 million, or 3.3%, from the comparable period in 2008, and as a percentage of funeral same store revenue, increased from 34.3% to 35.9% as a function of our ability to reduce operating costs across substantially all expense categories. Same store controllable expenses, such as salaries and wages, transportation and administrative expenses declined $2.1 million, or 4.2%, for the year ended December 31, 2009, when compared to the year ended December 31, 2008. Additionally, casket and other merchandise costs declined $0.8 million, and as a percentage of same store revenues from 14.2% in 2008 to 13.8% in 2009.
     Funeral acquired revenues for the year ended December 31, 2009 increased $0.3 million, or 1.6%, when compared to the year ended December 31, 2008 as we experienced a 0.7% decrease in the number of contracts and a decrease of 0.9%, to $3,968, in the average revenue per contract for those acquired operations. The cremation rate for the acquired businesses was 53.2% for the year ended December 31, 2009, up from 51.3% in the prior year period. The acquired businesses are located in higher cremation areas compared to the existing locations. The number of cremation contracts increased 2.9% and the average revenue per cremation contract increased 7.7% to $2,263 for 2009 compared to the prior year.
     Acquired operating profit for the year ended December 31, 2009 increased $0.6 million, or 13.5%, from the comparable period in 2008, and as a percentage of revenue from acquired businesses, increased from 25.9% to 29.0% also as a function of our ability to reduce operating costs. In total, controllable expenses for acquired funeral home operations were managed $0.5 million lower than last year.
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
     Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2008 compared to the year ended December 31, 2009:

	Year Ended
	December 31,		Change
	2008	2009	Amount	Percent
		(dollars in thousands)
Revenues:
Same store operating revenue	$32,615	$36,021	$3,406	10.4%
Acquired operating revenue	6,082	6,276	194	3.2%
Cemetery trust earnings	2,328	2,747	419	18.0%
Preneed cemetery finance charges	1,657	1,532	(125)	(7.5)%

Revenues from continuing operations	$42,682	$46,576	$3,894	9.1%

Operating Profit:
Same store operating profit	$5,132	$7,872	$2,740	53.4%
Acquired operating profit	1,915	1,441	(474)	(24.7)%
Cemetery trust earnings	2,328	2,747	419	18.0%
Preneed cemetery finance charges	1,657	1,532	(125)	(7.5)%

Operating profit from continuing operations	$11,032	$13,592	$2,560	23.2%

     Cemetery same store revenues for year ended December 31, 2009 increased $3.4 million, or 10.4%, compared to the year ended December 31, 2008. Same store revenue from preneed property sales increased $4.2 million, or 30.4%, which was driven by a 30.3% increase in the number of interment rights (property) sold and a 1.2% increase in the average price per interment. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 81.9% to 87.8%. Revenue from preneed merchandise and services deliveries decreased $0.3 million, or 6.3%, and atneed revenues from property, merchandise and services declined $0.2 million, or 1.7%, as the average sale per atneed contract remained flat and the number of interments declined.
     Cemetery same store operating profit for the year ended December 31, 2009 increased $2.7 million, or 53.4% on the strength of the higher revenues. As a percentage of revenues, cemetery same store operating profit increased from 15.7% to 21.8%. Promotional expenses (primarily preneed sales commissions) increased $1.9 million, or 36.9%, as a result of the higher preneed property sales. Tighter management over expenses such as salaries and benefits, transportation, bad debts and general and administrative costs produced a decline of $0.7 million in those expenses.
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

     Cemetery acquired operating profit for the year ended December 31, 2009 decreased $0.5 million, or 24.7%. As a percentage of revenues, cemetery acquired operating profit decreased from 31.5% to 23.0%. Promotional expenses (primarily preneed sales commissions) increased $0.1 million. Expenses such as bad debts and general and administrative costs were $0.2 million over prior year.
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
GOODWILL IMPAIRMENT TESTING
     The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired in business combinations is recorded as goodwill. Goodwill has not historically been recorded in connection with the acquisition of cemetery businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. Our funeral segment reporting units consist of our East, Central and West regional divisions in the United States. We performed our annual impairment test of goodwill using information as of August 31, 2010.
     Our goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry, calculated on the basis of EBITDA multiples. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance using a weighted average cost of capital for Carriage and other public death care companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying value, the implied fair value of goodwill is compared to the carrying amount of the reporting units goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess. Based on our impairment test performed using August 31, 2010 data, we concluded that there was no impairment of goodwill. The West region has the greatest risk of failing the first step of the impairment test in the future. The fair value of the West region exceeded its carrying value by approximately 13%. As of December 31, 2010, $50.9 million of goodwill was recorded in the West region. Should industry sales transactions suffer a decline in the multiple of EBITDA or the results of the West’s operations decline in the future, the risk of goodwill impairment would increase.
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

LIQUIDITY AND CAPITAL RESOURCES
     Carriage began 2010 with $3.6 million in cash and other liquid investments and ended the year with $1.3 million in cash and $0.6 drawn on the bank credit facility. The elements of cash flow for 2010 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$3.6
Cash flow from operations	25.7
Cash used for business acquisitions	(19.0)
Cash drawn on the bank credit facility	0.6
Cash used for maintenance capital expenditures	(7.1)
Cash used for growth capital expenditures — funeral homes	(1.3)
Cash used for growth capital expenditures — cemeteries	(2.3)
Other investing and financing activities, net	1.1

Cash at end of year	$1.3

     For the year ended December 31, 2010, cash provided by operating activities was $25.7 million as compared to $16.1 million for the year ended December 31, 2009. The 2009 period included a $3.3 million litigation settlement. Capital expenditures totaled $10.7 million for the year ended December 31, 2010 compared to $9.3 million for the year ended December 31, 2009. Capital expenditures for the year ended December 31, 2010 included $2.3 million for cemetery inventory development projects.
     The outstanding principal of senior debt at December 31, 2010 totaled $137.3 million and consisted of $130.0 million 7⅞% in Senior Notes maturing in 2015, $0.6 drawn on our credit facility and $6.7 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at December 31, 2010.
     The Company has a $40.0 million senior secured revolving credit facility that matures in November 2012 and is collateralized by all personal property and funeral home real property in certain states. The credit facility also contains an accordion provision to borrow up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At December 31, 2010, the prime rate option was equivalent to 5.75% and the LIBOR option was equivalent to 3.756%, which is set at the 30 day LIBOR rate plus 350 basis points. The Company had the ability to borrow an additional $39.3 million at December 31. 2010.
     A total of $92.9 million was outstanding at December 31, 2010 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights of the debentures are functionally equivalent to those of the TIDES. In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. In September 2010, the Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 43,670 shares. Immediately upon the exchange, these common shares were cancelled and held in Treasury.
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

Balance Sheet Obligations
     The following table summarizes the future payments required for the debt on our balance sheet as of December 31, 2010. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2011	2012	2013	2014	2015	5 Years
Long-term debt	13	$132.9	$0.4	$1.0	$0.6	$0.4	$130.2	$0.3
Capital lease obligations, including interest	15	7.9	0.4	0.4	0.4	0.5	0.5	5.7
Convertible junior subordinated debenture (a)	14	92.9	—	—	—	—	—	92.9

Total contractual obligations		$233.7	$0.8	$1.4	$1.0	$0.9	$130.7	$98.9

(a)	Matures in 2029
Off-Balance Sheet Arrangements
     The following table summarizes our off-balance sheet arrangements as of December 31, 2010. Where appropriate we have indicated the footnote to our Consolidated Financial Statements where additional information is available.

			Payments By Period
			(in millions)
	Note							After
	Reference	Total	2011	2012	2013	2014	2015	5 Years
Operating leases	15	$14.9	$3.7	$3.6	$2.8	$2.4	$1.5	$0.9
Interest payments on long-term debt	13	41.0	6.9	6.9	6.8	6.8	6.8	6.8
Noncompete agreements	15	6.7	1.7	1.4	1.0	0.9	0.7	1.0
Consulting agreements	15	1.9	0.7	0.4	0.3	0.3	0.1	0.1
Executive management compensation agreements	15	6.0	2.0	2.0	2.0	—	—	—

Total contractual cash obligations		$70.5	$15.0	$14.3	$12.9	$10.4	$9.1	$8.8

     The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided for by our operating activities, we may be required to access the capital markets or draw down on our credit facilities both of which may be more likely or more difficult to access.
     Uncertain tax positions recorded at December 31, 2010 total approximately $1.9 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Note 16 in our consolidated financial statements.
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
     We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2010, our outstanding debt is comprised entirely of fixed rate obligations except for the $0.6 million drawn on the line of credit.
     We currently have $0.6 million outstanding under our $40.0 million floating rate line of credit. Any further borrowings against the line of credit or any change in the floating rate would cause a change in interest expense.
     The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2010, these securities were typically trading at a price of approximately $100.75, indicating a market value of approximately $131.0 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $92.9 million. The estimated fair value of these securities is estimated to be approximately $66.6 million at December 31, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 6, 8 and 10 to our Consolidated Financial Statements for the estimated fair values of those securities. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.81% change in the value of the fixed income securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARRIAGE SERVICES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2011, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
March 8, 2011

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,616	$1,279
Accounts receivable, net of allowance for bad debts of $751 in 2009 and $979 in 2010	15,177	15,587
Inventories and other current assets	14,683	10,828

Total current assets	33,476	27,694

Preneed cemetery trust investments	67,901	79,691
Preneed funeral trust investments	75,200	81,143
Preneed receivables, net of allowance for bad debts of $1,158 in 2009 and $1,236 in 2010.	16,782	24,099
Receivables from preneed funeral trusts	14,629	21,866
Property, plant and equipment, net of accumulated depreciation of $66,201 in 2009 and $71,700 in 2010.	124,800	128,472
Cemetery property	71,661	71,128
Goodwill	166,930	183,324
Deferred charges and other non-current assets	7,536	7,860
Cemetery perpetual care trust investments	40,383	45,735

Total assets	$619,298	$671,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$558	$563
Accounts payable and other liabilities	6,877	9,700
Accrued liabilities	14,037	14,896

Total current liabilities	21,472	25,159

Senior long-term debt, net of current portion	131,898	132,416
Convertible junior subordinated debenture due in 2029 to an affiliate	93,750	92,858
Obligations under capital leases, net of current portion	4,418	4,289
Deferred preneed cemetery revenue	49,176	50,125
Deferred preneed funeral revenue	26,658	39,517
Deferred preneed cemetery receipts held in trust	67,901	79,691
Deferred preneed funeral receipts held in trust	75,200	81,143
Care trusts’ corpus	40,403	45,941

Total liabilities	510,876	551,139

Commitments and contingencies
Redeemable Preferred Stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 20,411,000 and 21,311,000 issued in 2009 and 2010, respectively	205	213
Additional paid-in capital	197,033	200,987
Accumulated deficit	(79,016)	(70,951)
Treasury stock, at cost; 3,109,000 and 3,153,000 shares at December 31, 2009 and 2010, respectively	(10,000)	(10,576)

Total stockholders’ equity	108,222	119,673

Total liabilities and stockholders’ equity	$619,298	$671,012

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010
Revenues:
Funeral	$134,246	$131,051	$138,125
Cemetery	42,682	46,576	46,822

	176,928	177,627	184,947
Field costs and expenses:
Funeral	86,202	83,069	89,974
Cemetery	31,650	32,984	31,403
Depreciation and amortization	8,757	8,748	8,621
Regional and unallocated funeral and cemetery costs	7,276	6,708	7,502

	133,885	131,509	137,500

Gross profit	43,043	46,118	47,447

Corporate costs and expenses:
General, administrative and other	16,496	14,412	15,451
Home office depreciation and amortization	1,616	1,591	1,355

	18,112	16,003	16,806

Operating income	24,931	30,115	30,641
Interest expense	(18,331)	(18,498)	(18,262)
Litigation settlement	(3,300)	—	—
Interest income and other, net	229	228	1,068

Total interest and other	(21,402)	(18,270)	(17,194)

Income from continuing operations before income taxes	3,529	11,845	13,447
Provision for income taxes	(1,725)	(4,797)	(5,368)

Net income from continuing operations	1,804	7,048	8,079
Loss from discontinued operations, net of tax	(1,546)	—	—

Net Income	258	7,048	8,079
Preferred stock dividend	10	14	14

Net income available to common stockholders	$248	$7,034	$8,065

Basic earnings (loss) per common share:
Continuing operations	$0.09	$0.40	$0.46
Discontinued operations	(0.08)	—	—

Net income	$0.01	$0.40	$0.46

Diluted earnings (loss) per common share:
Continuing operations	$0.09	$0.40	$0.45
Discontinued operations	(0.08)	—	—

Net income	$0.01	$0.40	$0.45

Weighted average number of common and common equivalent shares outstanding:
Basic	19,054	17,573	17,635

Diluted	19,362	17,749	17,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares		Additional Paid-in
	Outstanding	Common Stock	Capital	Accumulated Deficit	Treasury Stock	Total
Balance — December 31, 2007	19,215	$192	$193,006	$(86,298)	$—	$106,900
Net Income-2008	—	—	—	248	—	248
Issuance of common stock	133	1	661	—	—	662
Exercise of stock options	72	1	272	—	—	273
Issuance of restricted common stock	170	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(24)	—	(23)	—	—	(23)
Amortization of restricted common stock	—	—	996	—	—	996
Stock-based compensation expense	—	—	194	—	—	194
Treasury stock acquired	(1,731)	—	—	—	(5,740)	(5,740)

Balance — December 31, 2008	17,835	196	195,104	(86,050)	(5,740)	103,510
Net income — 2009	—	—	—	7,034	—	7,034
Issuance of common stock	426	4	762	—	—	766
Exercise of stock options	76	1	153	—	—	154
Issuance of restricted common stock	374	4	(4)	—	—	—
Cancellation and retirement of restricted common stock	(31)	—	(121)	—	—	(121)
Amortization of restricted common stock	—	—	1,005	—	—	1,005
Stock-based compensation expense	—	—	134	—	—	134
Treasury stock acquired	(1,378)	—	—	—	(4,260)	(4,260)

Balance — December 31, 2009	17,302	205	197,033	(79,016)	(10,000)	108,222
Net income — 2010	—	—	—	8,065	—	8,065
Issuance of common stock	202	2	1,113	—	—	1,115
Exercise of stock options	516	5	1,412	—	—	1,417
Issuance of restricted common stock	250	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(68)	(1)	(217)	—	—	(218)
Amortization of restricted common stock	—	—	1,394	—	—	1,394
Stock-based compensation expense	—	—	254	—	—	254
Treasury stock acquired	(44)	—	—	—	(576)	(576)

Balance — December 31, 2010	18,158	$213	$200,987	$(70,951)	$(10,576)	$119,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$258	$7,048	$8,079
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,546	—	—
Depreciation and amortization	10,372	10,339	9,976
Amortization of deferred financing costs	725	767	728
Provision for losses on accounts receivable	4,034	3,937	4,031
Stock-based compensation expense	1,548	1,588	1,759
Deferred income taxes	1,648	4,797	1,521
Other	(90)	(37)	(470)

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	2,319	(7,241)	(4,761)
Inventories and other current assets	857	220	1,830
Deferred charges and other non-current assets	60	(108)	—
Preneed funeral and cemetery trust investments	(4,260)	(3,737)	(1,369)
Accounts payable and other liabilities and accrued liabilities	4,481	(2,072)	2,975
Litigation settlement	—	(3,300)	—
Deferred preneed funeral and cemetery revenue	(11,239)	(784)	168
Deferred preneed funeral and cemetery receipts held in trust	7,238	4,678	1,212
Net cash provided by operating activities of discontinued operations	155	—	—

Net cash provided by operating activities	19,652	16,095	25,679

Cash flows from investing activities:
Acquisitions	—	(3,102)	(19,007)
Net proceeds from sales of assets	—	67	400
Capital expenditures	(12,876)	(9,370)	(10,661)
Net cash provided by investing activities of discontinued operations	1,029	—	—

Net cash used in investing activities	(11,847)	(12,405)	(29,268)

Cash flows from financing activities:
Net borrowings under bank credit facility	—	—	600
Payments on senior long-term debt and obligations under capital leases	(1,182)	(778)	(474)
Proceeds from the exercise of stock options and employee stock purchase plan	611	476	1,188
Tax benefit from stock-based compensation	77	—	571
Purchase of treasury stock	(5,740)	(4,260)	—
Dividend on redeemable preferred stock	(10)	(14)	(14)
Payment of debt amendment costs	—	(505)	—
Purchase of junior subordinated debentures	—	—	(576)
Other financing costs	—	—	(43)

Net cash provided by (used) in financing activities	(6,244)	(5,081)	1,252

Net increase (decrease) in cash and cash equivalents	1,561	(1,391)	(2,337)
Cash and cash equivalents at beginning of year	3,446	5,007	3,616

Cash and cash equivalents at end of year	$5,007	$3,616	$1,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of death care services and merchandise in the United States. As of December 31, 2010, the Company owned and operated 147 funeral homes in 25 states and 33 cemeteries in 12 states.
Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Funeral and Cemetery Operations
     Carriage records the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company.
     Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience and the current economic environment. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. When preneed sales of funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued.
     Accounts receivable include approximately $8.7 million of funeral receivables at both December 31, 2009 and 2010. Current preneed cemetery receivables, also included in accounts receivable, total approximately $6.4 million and $6.8 million at December 31, 2009 and 2010. Non-current preneed receivables at December 31, 2009 and 2010, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consist of approximately $1.6 million and $7.9 million of funeral receivables and $15.2 million and $16.1 million of cemetery receivables at December 31, 2009 and 2010, respectively.
Preneed Contracts
     Carriage sells interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that the Company may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that Carriage controls are primarily included in the non-current asset section of the balance sheet. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company.
     In the opinion of management, the proceeds from the trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of instruments in which the trusts may invest are regulated by state agencies.
Preneed Funeral and Cemetery Trust Funds
The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities. In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenues until the service is performed or the merchandise is delivered.
     Effective January 1, 2009, a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the Consolidated Financial Statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The disclosure, on the face of the Consolidated Statements of Operations, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.
     In accordance with respective state laws, the Company is required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and certain memorials sold. Income from the trust funds is distributed to Carriage and used to provide for the care and maintenance of the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to the Company. The Company is restricted from withdrawing any of the principal balances of these funds.
     New guidance, effective January 1, 2010, amends the current practice of accounting for Variable Interest Entities (“VIE”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new guidance did not have a material impact on our Consolidated Financial Statements.
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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7
Property, plant and equipment was comprised of the following at December 31, 2009 and 2010:

	December 31,	December 31,
	2009	2010
	(in thousands)
Land	$35,324	$37,424
Buildings and improvements	105,686	109,348
Furniture, equipment and automobiles	49,991	53,400

	191,001	200,172
Less: accumulated depreciation	(66,201)	(71,700)

	$124,800	$128,472

     During 2008, 2009 and 2010, the Company recorded $7,810,000, $7,517,000 and $7,365,000 respectively, for depreciation expense against income from continuing operations.

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
Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and employee stock purchase plans. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.
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
     Effective January 1, 2009, the accounting method changed for unvested share-based payment awards included in the calculation of earnings per share. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2008, 2009 and 2010, there was no material impact to basic and diluted earnings per share as presented in Note 20 to the Consolidated Financial Statements.
Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 11 to the Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     New guidance was issued during early 2009 on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased. The new guidance reemphasizes that the objective of a fair value measurement remains an exit price. This guidance was effective for interim reporting periods ending after June 15, 2009, and has had no effect on our financial position or results of operations.
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
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding long-term debt and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7⅞% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2010, these securities were typically trading at a price of approximately $100.75, indicating a fair market value of approximately $131 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $92.9 million. The fair value of these securities is estimated to be approximately $66.6 million at December 31, 2010 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
     We will recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.
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
     We performed our annual impairment test of goodwill by assessing the fair value of each of our reporting units, East, Central and West regional divisions in the United States, using information as of August 31, 2010. Based on our 2010 impairment test, we concluded that there was no impairment of goodwill. The West region has the greatest risk of failing the first step of the impairment test in the future. The fair value of the West region exceeded its carrying value by approximately 13%. As of December 31, 2010, $50.9 million of goodwill was recorded in the West region. Should industry sales transactions suffer a decline in the multiple of EBITDA or the results of the West’s operations decline in the future, the risk of goodwill impairment would increase.
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
Subsequent Events
     Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2010 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. There were no subsequent events to disclose.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Fair Value Measurements
     In January 2010, new guidance was issued which requires additional fair value disclosures to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The disclosure requirements on transfers between Levels 1 and 2 were effective for the Company as of March 31, 2010. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. See Note 11 to the Consolidated Financial Statements herein for additional information on the Company’s fair value disclosures.
Allowance for Credit Losses of Financing Receivables
     In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The aggregate balance of non-current, preneed cemetery financing receivables was $16.1 million as of December 31, 2010. The disclosures related to period-end information are required for annual reporting periods ending after December 15, 2010 which is effective for the Company at December 31, 2010. Disclosures of activity that occurs during the reporting period are required for interim periods beginning after December 15, 2010 which will be effective for the Company at March 31, 2011. The additional required disclosures are provided in Note 7 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. ACQUISITIONS
     Carriage completed six acquisitions in 2010, one cemetery business and five funeral home businesses. The consideration paid for these businesses was $19.0 million in cash and the assumption of $0.6 million of liabilities and debt. During the fourth quarter of 2009 the Company completed two acquisitions of funeral home businesses for a total of $3.1 million in cash. The Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The proforma impact of the acquisitions on the prior periods is not presented as the impact is not material to reported results. There were no acquisitions during 2008.
Selected information on the 2010 acquisitions follows (in millions):

			Assets Acquired
			(Excluding		Liabilities and
Acquisition Date	Type of Business	Market	Goodwill)	Goodwill Recorded	Debt Assumed
April 2010	Cemetery	Kalispell, MT	$1.2	—	—

June 2010	Two Funeral Homes	Columbia, MT	$1.0	$0.2	—

June 2010	Funeral Home	Huntington Beach, CA	$0.1	$4.7	$0.3

June 2010	Five Funeral Homes	Naples, FL	$5.0	$9.5	$0.3

September 2010	One Funeral Home	Huntington Beach, CA	$0.2	$1.2	—

December 2010	One Funeral Home	Azusa, CA	$1.8	$0.8	—
The effect of the 2010 acquisitions on the Consolidated Balance Sheet at December 31, 2010 was as follows (in thousands):

Current assets	$178
Property, plant & equipment	3,012
Goodwill	16,394
Receivables from preneed funeral trusts	535
Preneed trust investments	5,562
Current liabilities	(284)
Assumed debt	(293)
Deferred preneed funeral revenue	(535)
Deferred preneed funeral revenue held in trust	(5,562)

Cash paid	$19,007

4. DISCONTINUED OPERATIONS
     The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify disposition candidates. The execution of this strategy entails selling non-strategic businesses.
     Two funeral home businesses were sold during 2008 for approximately $1.0 million and the Company recognized a loss of $2.4 million. No businesses were sold during 2009 or 2010.
     The operating results of businesses discontinued during the periods presented, as well as gains or losses on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect. Revenues and operating income for the businesses presented in the discontinued operations section are as follows (in thousands):

Year ended December 31,
2008
Revenues	$476
Operating income	145
Loss on sale	(2,381)
Benefit from income taxes	690

Loss from discontinued operations	$(1,546)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
     The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the year ended December 31, 2009 and 2010 (in thousands):

	December 31, 2009	December 31, 2010
Goodwill at beginning of year	$164,515	$166,930
Acquisitions	2,415	16,394

Goodwill at end of year	$166,930	$183,324

6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2009 and 2010 are as follows (in thousands):

	December 31, 2009	December 31, 2010
Preneed cemetery trust investments	$67,901	$81,771
Less: allowance for contract cancellation	—	(2,080)

	$67,901	$79,691

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
     The cost and fair market values associated with preneed cemetery trust investments at December 31, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$2,114	$—	$—	$2,114
Fixed income securities:
Corporate debt	30,405	5,804	(219)	35,990
Mortgage backed securities	3	—	—	3
Common stock	33,265	5,982	(217)	39,030
Mutual funds:
Equity	3,557	293	—	3,850

Trust securities	$69,344	$12,079	$(436)	$80,987

Accrued investment income	$784			$784

Preneed cemetery trust investments				$81,771

Market value as a percentage of cost				117.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)
     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,015
Due in five to ten years	6,905
Thereafter	25,073

$35,993

     The cost and market values associated with preneed cemetery trust assets at December 31, 2009 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$1,408	$—	$—	$1,408
Fixed income securities:
Corporate debt	23,511	7,453	(31)	30,933
Mortgage backed securities	3	—	—	3
Common stock	24,819	6,802	(330)	31,291
Mutual funds:
Equity	3,439	332	(106)	3,665

Trust securities	$53,180	$14,587	$(467)	$67,300

Accrued investment income	$601			$601

Preneed cemetery trust investments				$67,901

Market value as a percentage of cost				127.7%

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Year ended December 31,
	2009	2010
Investment income	$3,109	$3,434
Realized gains	2,165	12,563
Realized losses	(4,211)	(821)
Expenses and taxes	(381)	(586)
Increase in deferred preneed cemetery receipts held in trust	(682)	(14,590)

	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010
Purchases	$(44,661)	$(56,431)
Sales	39,825	54,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)
Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2009 and 2010 are as follows (in thousands):

	December 31, 2009	December 31, 2010
Preneed funeral trust investments	$75,200	$83,324
Less: allowance for contract cancellation	—	(2,181)

	$75,200	$81,143

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
     The cost and fair market values associated with preneed funeral trust investments at December 31, 2010 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$10,735	$—	$—	$10,735
Fixed income securities:
U.S. Treasury debt	5,461	126	(39)	5,548
Mortgage backed securities	694	32	—	726
Corporate debt	21,791	5,408	(62)	27,137
Common stock	21,305	3,995	(115)	25,185
Mutual funds:
Equity	6,209	561	(211)	6,559
Fixed income	6,513	357	(76)	6,794

Trust Securities	$72,708	$10,479	$(503)	$82,684

Accrued investment income	$640			$640

Preneed funeral trust investments				$83,324

Market value as a percentage of cost				114.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,771
Due in one to five years	6,424
Due in five to ten years	4,848
Thereafter	20,368

$33,411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. PRENEED TRUST INVESTMENTS (continued)
     The cost and market values associated with preneed funeral trust assets at December 31, 2009 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$10,909	$—	$—	$10,909
Fixed income securities:
U.S. Treasury debt	6,236	199	(18)	6,417
Mortgage backed securities	799	47	—	846
Corporate debt	16,762	5,991	(32)	22,721
Common stock	16,253	6,856	(157)	22,952
Mutual funds:
Equity	5,855	40	(709)	5,186
Fixed income	5,117	569	(57)	5,629
Other Investments	137	—	(20)	117

Trust Securities	$62,068	$13,702	$(993)	$74,777

Accrued investment income	$423			$423

Preneed funeral trust investments				$75,200

Market value as a percentage of cost				121.1%

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Year ended December 31,
	2009	2010
Investment income	$3,063	$3,410
Realized gains	3,198	11,023
Realized losses	(6,588)	(532)
Expenses and taxes	(722)	(873)
(Increase) decrease in deferred preneed funeral receipts held in trust	1,049	(13,028)

	$—	$—

     Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010
Purchases	$(40,596)	$(11,800)
Sales	34,596	8,321
7. PRENEED CEMETERY RECEIVABLES
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. For the year ending December 31, 2010, 84.2% of sales of interment rights were recognized in the current year. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. For all contracts, receivables are recorded at cost and finance charges are recorded upon receipt of payment. At December 31, 2010, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $17.4 million and $10.2 million, respectively.
     As we have localized our preneed sales strategies, we are continuing to refine the mix of service and product offerings. These changes could cause us to experience declines in preneed sales and thus our earning ability of finance charges in the short-run. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. PRENEED CEMETERY RECEIVABLES (continued)
addition, economic conditions at the local or national level could cause declines in preneed sales and an increase in the rate of default either as a result of less discretionary income or lower consumer confidence.
     The Company determines an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. The allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. At December 31, 2010, the allowance for contract cancellations was $1.0 million.
     The Company has a collections policy whereas past due notification is sent to the customers beginning at 15 days past due and thereafter periodically until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 1.4% of the total receivables on recognized sales at December 31, 2010. No uncollectible financing receivables are directly charged off to the statement of operations.
     The aging of past due financing receivables as of December 31, 2010 is as follows (in thousands):

	31-60	61-90	91-120	>120	Total Past		Total Financing
	Past Due	Past Due	Past Due	Past Due	Due	Current	Receivables

Recognized revenue	$661	$420	$249	$263	$1,593	$16,912	$18,505
Deferred revenue	276	184	95	122	677	8,432	9,109

Total contracts	$937	$604	$344	$385	$2,270	$25,344	$27,614

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost.

	December 31, 2009	December 31, 2010
	(in thousands)
Preneed funeral trust funds	$16,329	$22,542
Less: allowance for contract cancellation	(1,700)	(676)

	$14,629	$21,866

     The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2010 and 2009. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2010:
Cash and cash equivalents	$3,554	$3,554
Fixed income investments	13,990	14,009
Mutual funds and common stocks	76	76
Annuities	4,922	5,407

Total	$22,542	$23,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS (continued)

	Historical
	Cost Basis	Fair Value
	(in thousands)
As of December 31, 2009:
Cash and cash equivalents	$2,593	$2,593
Fixed income investments	9,394	9,347
Mutual funds and common stocks	4,275	4,511
Annuities	67	67

Total	$16,329	$16,518

9. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $195.0 million and $205.0 million at December 31, 2009 and 2010, respectively and are not included in the Company’s Consolidated Balance Sheets.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2009 and December 31, 2010 are as follows (in thousands):

	December 31, 2009	December 31, 2010
Trust assets, at market value	$40,383	$45,735
Obligations due to trust	20	206

Care trusts’ corpus	$40,403	$45,941

     The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2010 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$784	$—	$—	$784
Fixed income securities:
Corporate debt	23,458	4,120	(129)	27,449
Common stock	14,704	2,299	(143)	16,860
Mutual funds:
Equity	64	—	(17)	47
Fixed income	15	—	(3)	12

Trust Securities	$39,025	$6,419	$(292)	$45,152

Accrued investment income	$583			$583

Cemetery perpetual care investments				$45,735

Market value as a percentage of cost				117.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)
     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,456
Due in five to ten years	6,474
Thereafter	17,519

$27,449

     The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2009 are detailed below (in thousands).

		Unrealized	Unrealized
	Cost	Gains	Losses	Market
Cash and money market accounts	$583	$—	$—	$583
Fixed income securities:
Corporate debt	15,968	4,729	(30)	20,667
Common stock	16,557	2,600	(483)	18,674
Mutual funds:
Equity	79	—	(33)	46
Fixed income	15	—	(4)	11

Trust Securities	$33,202	$7,329	$(550)	$39,981

Accrued investment income	$402			$402

Cemetery perpetual care investments				$40,383

Market value as a percentage of cost				121.6%

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Year ended December 31,
	2009	2010
Undistributable realized gains	$2,118	$5,774
Undistributable realized losses	(3,567)	(780)
Decrease (increase) in Care trusts’ corpus	1,449	(4,994)

	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Year ended December 31,
	2009	2010
Interest and dividend income	$2,375	$2,145
Realized gains, net	154	2,132
Expenses	(178)	(21)

Total	$2,351	$4,256

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010
Purchases	$(38,833)	$(38,736)
Sales	39,299	39,819

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. FAIR VALUE MEASUREMENTS
     Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date applicable for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date.
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and equity mutual funds;
•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include corporate and U.S. agency fixed income securities, and fixed income mutual funds; and
•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of December 31, 2010, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of December 31, 2010 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of December 31, 2010, the Company did not have any liabilities measured at fair value.

	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable	December 31,
	(Level 1)	(Level 2)	Inputs (Level 3)	2010
Assets:
Fixed income securities:
U.S. Treasury debt	$5,548	$—	$—	$5,548
Mortgage backed securities	—	728	—	728
Corporate debt	—	90,576	—	90,576
Common stock	81,076	—	—	81,076
Mutual funds:
Equity	10,456	—	—	10,456
Fixed income	—	6,806	—	6,806

Total Assets	$97,080	$98,110	$—	$195,190

     There were no significant transfers between Levels 1 and 2 for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
     Deferred charges and other non-current assets at December 31, 2009 and 2010 were as follows (in thousands):

	December 31,	December 31,
	2009	2010
Prepaid agreements not to compete, net of accumulated amortization of $497 and $602, respectively	$762	$529
Deferred loan costs, net of accumulated amortization of $2,181 and $2,775, respectively	2,627	2,086
Deferred income tax asset	—	1,211
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,429 and $1,563, respectively	2,615	2,480
Other	1,532	1,554

	$7,536	$7,860

     Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
13. SENIOR LONG-TERM DEBT
     The Company’s senior long-term debt consisted of the following at December 31, 2009 and 2010 (in thousands):

	December 31,	December 31,
	2009	2010
$40 million Credit Facility, secured, floating rate, due November 2012	$—	$600
7⅞% Senior Notes due 2015	130,000	130,000
Acquisition debt	200	208
Other	2,135	2,042
Less: current portion	(437)	(434)

	$131,898	$132,416

     The Company has outstanding a principal amount of $130 million of 7⅞% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company has a $40.0 million senior secured revolving credit facility that matures in November 2012 and is collateralized by all personal property and funeral home real property in certain states. The credit facility also contains an accordion provision to borrow up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At December 31, 2010, the prime rate option was equivalent to 5.75% and the LIBOR option was set at the 30 day LIBOR rate plus 350 basis points. During the fourth quarter of fiscal year 2009, the Company recorded a charge of approximately $72,000 to write-off the remaining unamortized fees when Carriage amended and extended its credit facility. The fees related to the current credit facility, were approximately $411,000 and are being amortized over the life of the amendment. At December 31, 2010, $0.6 million was drawn under the credit facility. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at December 31, 2010. Interest is payable quarterly.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with issuance of the Trust’s TIDES 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7⅞% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7⅞% Senior Notes.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2009 and 2010.
     Acquisition debt consists of deferred purchase prices payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to 15 years.
     The aggregate maturities of long-term debt for the next five years as of December 31, 2010 are approximately $435,000, $1,047,000, $586,000, $399,000, and $130,224,000, respectively and $300,000 thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURE PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
     Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The subordinated debentures and the TIDES mature in 2029 and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. There are no deferred distributions at December 31, 2010.
     In June 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. In September 2010, the Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 43,670 shares. Immediately upon the exchange, these common shares were cancelled and held in Treasury. At December 31, 2010, the convertible junior subordinated debenture was $92.9 million.

15.	COMMITMENTS AND CONTINGENCIES
Leases
     Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to 15 years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,835,000, $3,850,000 and $4,807,000 for 2008, 2009 and 2010, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying Consolidated Balance Sheets in the amount of $1,204,000 in 2009 and $1,128,000 in 2010, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.
     At December 31, 2010, future minimum lease payments under noncancellable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating	Capital
	Leases	Leases
	(in thousands)
Years ending December 31,
2011	$3,721	$425
2012	3,565	433
2013	2,812	437
2014	2,377	462
2015	1,547	503
Thereafter	879	5,696

Total future minimum lease payments	$14,901	$7,956

Less: amount representing interest (rates ranging from 7% to 11.5%)		(3,539)
Less: current portion of obligations under capital leases		(128)

Long-term obligations under capital leases		$4,289

Agreements and Employee Benefits
     Carriage has obtained various agreements not to compete from former owners and employees. These agreements are generally for one to 10 years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $1,671,000, $1,453,000, $1,031,000, $891,000 and $684,000, respectively and $979,000 thereafter.
     The Company has entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to 10 years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $686,000, $443,000, $338,000, $276,000 and $119,000, respectively and $41,000 thereafter.
     The Company has entered into employment agreements with its executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	COMMITMENTS AND CONTINGENCIES (continued)
agreements automatically renew on an annual basis after their initial term has expired. The minimum payments due under these agreements is approximately $2,000,000 for each of the next three years.
     Carriage sponsors a defined contribution plan (401K) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $972,000, $1,220,000 and $1,243,000 for 2008, 2009 and 2010, respectively. The Company does not offer any post-retirement or post-employment benefits.
Other Commitments
     The Company has an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. The Company and the contractor may terminate the contract for various reasons upon written notification. Payments vary based on the level of resources provided. The Company paid $1.7 million, $2.1 million and $1.9 million to the contractor for services in 2008, 2009 and 2010, respectively.
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a punitive class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, the Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs have now retained new counsel and the trial Court provided the newly retained Plaintiffs’ counsel ninety 90 days to review the case and 120 days to advise the Court with respect to whether or not Plaintiffs will seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they will seek leave to amend the proposed class representatives for class certification. Following the expiration of the 120 days, Plaintiffs moved to amend their complaint to add new allegations as well as change the proposed class representatives. Defendants have filed an opposition to Plaintiffs’ motion. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007). In this individual action, Plaintiffs allege improper handling of remains and/or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under an asset purchase agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On May 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ funeral home claims against Carriage in the Kendall v. Carriage Funeral Holdings, Inc. matter. The cemetery allegations remain and the Company intends to defend against this action vigorously. At this time we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	INCOME TAXES
     The provision for income taxes from continuing operations for the years ended December 31, 2008, 2009 and 2010 consisted of (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current:
U. S. Federal	$166	$80	$1,489
State	145	284	960

Total current provision	311	364	2,449
Deferred:
U. S. Federal	1,187	3,597	2,667
State	227	836	252

Total deferred provision	1,414	4,433	2,919

Total income tax provision	$1,725	$4,797	$5,368

     A reconciliation of taxes from continuing operations calculated at the U.S. Federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Year Ended December 31,
	2008		2009		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$1,200	34.0%	$4,027	34.0%	$4,572	34.0%
Effect of state income taxes, net of Federal benefit	302	8.6	667	5.6	858	6.4
Effect of non-deductible expenses and other, net	233	6.6	322	2.7	143	1.1
Change in valuation allowance	(10)	(0.3)	(219)	(1.8)	(198)	(1.5)

	$1,725	48.9%	$4,797	40.5%	$5,375	40.0%

     The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2009 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2009	2010
Deferred income tax assets:
Net operating loss carryforwards	$6,678	$3,597
Minimum tax credit carryforwards	390	—
State tax credit carryforwards	102	92
State bonus depreciation	105	259
Accrued liabilities and other	3,585	2,355
Amortization of non-compete agreements	791	539
Preneed liabilities, net	22,095	27,234

Total deferred income tax assets	33,746	34,076
Less valuation allowance	(1,743)	(1,545)

Total deferred income tax assets	$32,003	$32,531

Deferred income tax liabilities:
Amortization and depreciation	$(24,739)	$(28,107)
Other	(1,264)	(856)

Total deferred income tax liabilities	(26,003)	(28,963)

Total net deferred tax assets	$6,000	$3,568

Current deferred tax asset	$6,000	$2,357
Non-current deferred tax asset	—	1,211

Total net deferred tax assets	$6,000	$3,568

     The current deferred tax asset is included in Inventories and other current assets at December 31, 2009 and 2010. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2009 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. INCOME TAXES (continued)
     Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company recognized a $0.2 million decrease in its valuation allowance during 2010.
     For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $12.6 million available at December 31, 2010 to offset future Federal taxable income, which will expire between 2025 and 2029 if not utilized. For state reporting purposes, Carriage also has approximately $58.5 million of net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2010 is attributable to the deferred tax asset related to the state operating losses.
     The Company analyzes tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provides certain disclosures of uncertain tax matters; and specifies how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. The Company has reviewed its income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next year.
     The Company has unrecognized tax benefits for federal and state income tax purposes totaling $7.4 million as of December 31, 2010, resulting from deductions totaling $19.6 million on Federal returns and $19.3 million on various state returns. The Company has state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For federal and certain states without net operating loss carryforwards, the Company has increased its taxes payable by deductions that are not considered more likely than not. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,	December 31,	December 31,
	2008	2009	2010
Unrecognized tax benefit at beginning of year	$6,017	$6,327	$6,863
Additions based on tax positions related to the current year	583	560	562
Reductions for tax positions of prior years	(249)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(24)	(24)	(29)

Unrecognized tax benefit at end of year	$6,327	$6,863	$7,396

     The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2010 were not material to the Company’s operations. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2010.
     The Company’s federal income tax returns for 2001 through 2009 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2009.
17. STOCKHOLDERS’ EQUITY
Stock Based Compensation Plans
     During the three year period ended December 31, 2010, Carriage had five stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”). All of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan and the Director’s Plan were terminated during 2006. The 2006 Plan expires on May 24, 2016. On February 24, 2010 the Board of Directors approved an amendment to the 2006 Plan, to increase the number of shares reserved for issuance by 1,500,000 shares of common stock so that a total of 2,850,000 in the aggregate will be reserved for issuance under the Amended and Restated 2006 Long-Term Incentive Plan (2006 Amended and Restated Plan). The effective date of the A mended and Restated Plan was May 18, 2010. The expiration and termination of these plans does not affect the options previously issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. STOCKHOLDERS’ EQUITY (continued)
     All stock-based plans are administered by the Compensation Committee appointed by the Board of Directors. The 2006 Amended and Restated Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Amended and Restated Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s common stock as determined by the closing price on the date of the option grant. The options have ten year terms.
     The status of each of the plans at December 31, 2010 is as follows (in thousands):

	Shares	Shares	Options
	Reserved	Available to Issue	Outstanding
1995 Plan	—	—	59
1996 Plan	—	—	122
Directors’ Plan	—	—	72
2006 Amended and Restated Plan	2,850	1,235	192

Total	2,850	1,235	445

Stock Options
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
     A summary of the stock options at December 31, 2008, 2009 and 2010 and changes during the three years ended is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2008		2009		2010
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding at beginning of period	996	$3.12	907	$2.97	787	$2.71
Granted	—	—	—	—	211	$4.78
Exercised	(72)	2.73	(76)	2.01	(516)	$1.56
Canceled or expired	(17)	15.54	(44)	9.25	(37)	$4.79

Outstanding at end of year	907	2.97	787	2.71	445	$4.74

Exercisable at end of year	907	2.97	787	2.71	253	$4.71

     The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2010 totaled $83,200 and $69,800, respectively.
     The total intrinsic value of options exercised during 2008, 2009 and 2010 totaled $233,000, $151,000 and $1,628,000, respectively. As of December 31, 2010, there was $401,500 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. The Company recorded compensation expense totaling $4,000 in 2008, less than $1,000 in 2009 and $81,000 in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. STOCKHOLDERS’ EQUITY (continued)
The following table further describes the Company’s outstanding stock options at December 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual
Ranges of	Number	Weighted-Average		Number
Exercise Prices	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
150% increment	at 12/31/10	Contractual Life	Exercise Price	at 12/31/10	Exercise Price
$2.06-3.09	8	0.33	$3.00	8	$3.00
$3.12-4.77	189	1.51	$4.56	189	$4.56
$4.78-4.78	192	9.39	—	—	—
$4.78-6.19	56	3.02	$5.44	56	$5.44

$2.06-6.19	445	5.08	$4.71	253	$4.71
Employee Stock Purchase Plan
     Carriage provides all employees the opportunity to purchase common stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2008, employees purchased a total of 107,803 shares at a weighted average price of $3.52 per share. In 2009, employees purchased a total of 219,262 shares at a weighted average price of $2.52 per share. In 2010, employees purchased a total of 106,880 shares at a weighted average price of $3.38 per share. Compensation cost for the Plan totaling approximately $189,000, $159,000 and $173,000 was expensed in 2008, 2009 and 2010, respectively.
     The fair values of the grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following assumptions:

	2008	2009	2010
Dividend yield	0%	0%	0%
Expected volatility	39%	76%	70%
Risk-free interest rate	3.26%, 3.32%, 3.25%, 3.17%	0.09%, 0.27%, 0.31%, 0.35%	0.08%, 0.18% , 0.31% , 0.45%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1
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
Restricted Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors, and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33⅓% increments over four or three year terms, respectively. A summary of the status of unvested restricted stock awards as of December 31, 2010, and changes during 2010, is presented below (shares in thousands):

		Weighted Average
		Grant Date
Unvested stock awards	Shares	Fair Value
Unvested at January 1, 2010	695	$4.41
Awards	250	4.51
Vestings	(246)	4.70
Cancellations	(39)	4.24

Unvested at December 31, 2010	660	$4.29

     Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded compensation expense, included in general, administrative and other expenses, $1.0 million for both years ended December 31, 2008 and 2009, and $1.3 million for the year ended December 31, 2010.
     As of December 31, 2010, the Company had $1.9 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. STOCKHOLDERS’ EQUITY (continued)
Director Compensation Plans
     The Company’s Director Compensation Plan entitles the directors to be compensated in the form of quarterly retainers for service as a director, annual retainers for committee chair positions and fees for attending meetings. In 2008 and 2009, the Company’s directors could elect to receive all or a portion of their fees in stock. For the years 2008 and 2009, the Company issued 27,312 and 72,278 shares, respectively, of unrestricted common stock to directors in lieu of payment in cash for their fees. Two new directors joined the Board of Directors during the first quarter of 2009, at which time they were granted shares valued in total at $200,000. One-half of those shares vested immediately; the remainder vest over two years. Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Also, in accordance with this new policy, each independent director is entitled to a fully vested annual equity retainer equal to $40,000 of the Company’s common stock. On March 22, 2010, the Company issued 8,968 shares of common stock to each of the four independent directors for such retainer. For the year ended December 31, 2010, all meeting fees were paid in cash. The Company recorded $334,000, $431,000 and $450,000 in pre-tax compensation expense, included in general, administrative and other expenses, for 2008, 2009 and 2010, respectively, related to the director fees and deferred compensation amortization.
18. PREFERRED STOCK
     The Company has 40,000,000 authorized shares of preferred stock. The Company has issued 20,000 shares of a newly designated series of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior to February 22, 2013 into the Company’s common stock on a one-for-one basis. If not converted into the Company’s common stock, the preferred stock is subject to mandatory redemption on February 22, 2013. Dividends accrue on a cumulative basis at the rate of 7% per year, payable quarterly.
19. RELATED PARTY TRANSACTIONS
     The Company engaged a law firm in which one of their partners is the spouse of the Company’s Executive Vice President and General Counsel. The firm was used for various legal matters during the periods. During the three years ended December 31, 2008, 2009 and 2010, the Company paid the law firm $811,000, $389,000 and $112,000 in legal fees, respectively.
     The Company consolidates an entity that provides cremation services in accordance with the accounting for Variable Interest Entities. The Company also provides 100% of the financing needs for the entity. Carriage’s Executive Vice President and Chief Operating Officer is a one-third owner in a company that owns 52.8% of this entity. As of December 31, 2010, the entity owed Carriage approximately $1.8 million in the form of a working capital line of credit.
     A member of the Company’s Board of Directors is a key member of management and Chief Investment Officer of an otherwise unrelated company that holds $7.3 million of the Company’s 7⅞% Senior Notes for investment purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. EARNINGS PER SHARE
     Effective January 1, 2009, the accounting for unvested share-based payment awards included in the calculation of earnings per share has changed. Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are now participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic and diluted weighted average shares outstanding calculation.
     The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands, except per share data)
Net income	$1,767	$6,780	$7,777
Net income allocated to non-vested share awards	37	268	302
Preferred stock dividend	(10)	(14)	(14)

Undistributed earnings from continuing operations available to common stockholders	1,794	7,034	8,065
Loss from discontinued operations	(1,546)	—	—

Undistributed earnings available to common stockholders	$248	$7,034	$8,065

Weighted average number of common shares outstanding for basic EPS computation	19,054	17,573	17,635
Effect of dilutive securities:
Stock options	308	176	303

Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	19,362	17,749	17,938

Basic earnings (loss) per common share:
Undistributed earnings	$0.09	$0.39	$0.44
Allocation of earnings to non-vested share awards	—	0.01	0.02
Discontinued operations	(0.08)	—	—

Total	$0.01	$0.40	$0.46

Diluted earnings (loss) per common share:
Undistributed earnings	$0.09	$0.39	$0.43
Allocation of earnings to non-vested share awards	—	0.01	0.02
Discontinued operations	(0.08)	—	—

Total	$0.01	$0.40	$0.45

     Options to purchase 0.4 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.
     Options to purchase 0.2 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2009, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.
     Options to purchase 0.7 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2010, because the effect would be antidilutive as the exercise prices were greater than the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate		Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2010	$138,125	$46,822	$		$184,947
2009	131,051	46,576		—	177,627
2008	134,246	42,682		—	176,928
Income (loss) from continuing operations before income taxes:
2010	$23,284	$5,981		$(21,186)	$8,079
2009	11,666	2,845		(7,463)	7,048
2008	22,524	3,439		(24,159)	1,804
Total assets:
2010	$409,329	$242,461		$19,222	$671,012
2009	370,058	223,743		25,497	619,298
2008	347,906	181,408		30,979	560,293
Depreciation and amortization:
2010	$5,362	$3,259		$1,355	$9,976
2009	5,531	3,217		1,591	10,339
2008	6,136	2,620		1,616	10,372
Capital expenditures:
2010	$6,467	$3,448		$746	$10,661
2009	3,422	4,875		1,073	9,370
2008	7,016	5,132		728	12,876
Number of operating locations at year end:
2010	147	33		—	180
2009	138	32		—	170
2008	136	32		—	168
Interest expense
2010	$312	$76		$17,874	$18,262
2009	410	92		17,996	18,498
2008	418	104		17,809	18,331
Income tax expense (benefit) from continuing operations:
2010	$14,345	$3,449		$(12,426)	$5,368
2009	26,374	4,731		(26,308)	4,797
2008	14,239	2,330		(14,844)	1,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Revenues
Goods
Funeral	$54,695	$54,171	$55,386
Cemetery	28,564	32,950	30,909

Total goods	$83,259	$87,121	$86,295

Services
Funeral	$71,793	$70,945	$74,357
Cemetery	10,133	9,347	9,541

Total services	$81,926	$80,292	$83,898

Financial revenue
Preneed funeral commission income	$5,088	$3,911	$2,265
Preneed funeral trust earnings	2,670	2,024	6,117
Cemetery trust earnings	2,328	2,747	4,815
Cemetery finance charges	1,657	1,532	1,557

Total financial revenue	$11,743	$10,214	$14,754

Total revenues	$176,928	$177,627	$184,947

Cost of revenues
Goods
Funeral	$46,981	$45,207	$47,700
Cemetery	24,879	26,523	24,729

Total goods	$71,860	$71,730	$72,429

Services
Funeral	$37,359	$36,125	$40,885
Cemetery	6,771	6,461	6,674

Total services	$44,130	$42,586	$47,559

Financial expenses
Preneed funeral commissions	$1,862	$1,737	$1,389

Total financial expenses	$1,862	$1,737	$1,389

Total cost of revenues	$117,852	$116,053	$121,377

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
23. QUARTERLY FINANCIAL DATA (UNAUDITED)
     The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2009 and 2010, in thousands, except earnings per share.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Revenue from continuing operations	$46,847	$44,517	$45,485	$48,098
Gross profit from continuing operations	13,517	12,032	10,059	11,838

Income from continuing operations	$2,774	$2,299	$859	$2,147
Preferred stock dividend	3	4	3	4

Net income	$2,771	$2,295	$856	$2,143

Basic earnings per common share:	$0.16	$0.13	$0.05	$0.12
Diluted earnings per common share(a):	$0.16	$0.13	$0.05	$0.12

2009
Revenue from continuing operations	$45,803	$44,550	$42,167	$45,107
Gross profit from continuing operations	12,525	11,803	9,972	11,818

Income from continuing operations	$2,354	$2,034	$860	$1,800
Preferred stock dividend	3	4	3	4

Net income	$2,351	$2,030	$857	$1,796

Basic earnings per common share:	$0.13	$0.12	$0.05	$0.10
Diluted earnings per common share:	$0.13	$0.12	$0.05	$0.10

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year 2010 due to rounding and stock transactions which occurred during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Cash paid for interest and financing costs	$18,230	$17,887	$17,818
Cash paid for income taxes	898	126	393
Fair value of stock issued to directors or officers	1,227	1,123	1,129
Restricted common stock withheld for payroll taxes	134	128	131
Net (deposits) withdrawals in preneed funeral trusts	776	(222)	148
Net deposits in preneed cemetery trusts	(2,020)	(2,879)	(1,848)
Net (deposits) withdrawals in perpetual care trusts	(5,333)	(1,552)	674
Net (increase) decrease in preneed funeral receivables	4,003	(340)	376
Net (increase) decrease in preneed cemetery receivables	547	(2,423)	(696)
Net withdrawals of receivables from preneed funeral trusts	2,317	916	(343)
Net change in preneed funeral receivables decreasing deferred revenue	(10,156)	(304)	(872)
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(1,083)	(480)	1,040
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	(776)	222	(148)
Net deposits in cemetery trust accounts increasing deferred cemetery receipts	2,020	2,879	1,848
Net deposits (withdrawals) in perpetual care trust accounts increasing (decreasing) perpetual care trusts’ corpus	5,994	1,577	(488)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited and reported separately herein on the consolidated financial statements of Carriage Services, Inc. and subsidiaries as of and for the years ended December 31, 2010 and 2009.
Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of Carriage Services, Inc. and subsidiaries taken as a whole. The supplementary information included in Part IV, Item 15 (a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ KPMG LLP
Houston, Texas
March 8, 2011

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning	Charged to costs		Balance at end
Description	of year	and expenses	Deduction	of year
Year ended December 31, 2008:
Allowance for bad debts, current portion	$1,142	$3,878	$4,187	$833
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,159	$3,125	$3,437	$847
Employee severance accruals	$—	$564	$427	$137
Litigation reserves	$—	$4,973	$—	$4,973

Year ended December 31, 2009:
Allowance for bad debts, current portion	$833	$3,617	$3,699	$751
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$847	$564	$253	$1,158
Employee severance accruals	$137	$37	$174	$—
Litigation reserves	$4,973	$—	$3,914	$1,059

Year ended December 31, 2010:
Allowance for bad debts, current portion	$751	$3,942	$3,714	$979
Allowance for cemetery bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,158	$285	$207	$1,236
Employee severance accruals	$—	$237	$—	$237
Litigation reserves	$1,059	$—	$6	$1,053

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).
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
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
     The Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2010, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

/s/ Terry E. Sanford
Terry E. Sanford
Executive Vice President and Chief Financial Officer

March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 8, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 8, 2011

Changes in Internal Control Over Financial Reporting
     Our management report on internal control over financial reporting for the year ended December 31, 2010 did not report any material weaknesses in our internal control over financial reporting or any changes in our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTIORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2011 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
     The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2010.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,431	$4.74	1,234,662
Equity compensation plans not approved by security holders	—	—	—

Total	445,431	$4.74	1,234,662

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

Exhibit No.	Description
3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

Exhibit No.	Description
4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.17	Amendment No. 6 to the Credit Agreement dated May 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.

4.18	Amendment No. 7 to the Credit Agreement dated November 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2009.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.6	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.7	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.9	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.10	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.11	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.12	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

Exhibit No.	Description
10.13	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.14	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.15	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.16	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.17	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.18	Employment agreement with Melvin C. Payne dated December 29, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2011. †

10.19	Employment agreement with Terry E. Sanford dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.20	Employment agreement with Jay D. Dodds dated January 4, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.21	Employment agreement with J. Bradley Green dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2011.. †

10.22	Employment agreement with George J. Klug dated January 4, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2011.

CARRIAGE SERVICES, INC.
By:	/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chairman of the Board, Chief Executive

Melvin C. Payne	Officer and Director (Principal Executive Officer)	March 8, 2011

/s/ Terry E. Sanford	Executive Vice President and Chief Financial

Terry E. Sanford	Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ Ronald A. Erickson	Director	March 8, 2011

Ronald A. Erickson

/s/ Vincent D. Foster	Director	March 8, 2011

Vincent D. Foster

/s/ L. William Heiligbrodt	Director	March 8, 2011

L. William Heiligbrodt

/s/ Richard W. Scott	Director	March 8, 2011

Richard W. Scott

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Certificate of Designation of the Company’s Series G Junior Participating Preferred Stock. Incorporated by reference to Exhibit C to the Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000, which is attached as Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

3.5	Amended and Restated Certificate of Designations of mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.6	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.7	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.8	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

Exhibit No.	Description
4.9	Rights Agreement with American Stock Transfer & Trust Company dated December 18, 2000. Incorporated by reference to Exhibit 1 to the Company’s Form 8-A filed December 29, 2000.

4.10	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.11	Credit Agreement dated April 27, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005.

4.12	Amendment No. 1 to the Credit Agreement dated August 31, 2005 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank of Texas, National Association, as Syndication Agent and Other Lenders. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005.

4.13	Amendment No. 2 to the Credit Agreement dated May 4, 2007 among Carriage Services, Inc., as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

4.14	Amendment No. 3 to the Credit Agreement dated December 1, 2007 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.15	Amendment No. 4 to the Credit Agreement dated November 19, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.16	Amendment No. 5 to the Credit Agreement dated December 31, 2008 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

4.17	Amendment No. 6 to the Credit Agreement dated May 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2009.

4.18	Amendment No. 7 to the Credit Agreement dated November 4, 2009 among Carriage Services, Inc. as the Borrower, Bank of America, N.A. as the Administrative Agent, Swing Line Lender and L/C Issuer and Wells Fargo Bank of Texas National Association, as Syndication Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2009.

10.4	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.5	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.6	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

Exhibit No.	Description
10.7	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.8	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.9	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.10	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.11	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.12	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.13	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.14	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.15	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.16	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.17	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.18	Employment agreement with Melvin C. Payne dated December 29, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2011. †

10.19	Employment agreement with Terry E. Sanford dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.20	Employment agreement with Jay D. Dodds dated January 4, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.21	Employment agreement with J. Bradley Green dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2011.. †

10.22	Employment agreement with George J. Klug dated January 4, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

*12	Calculation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

Exhibit No.	Description
*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Filed herewith.

(†)	Management contract or compensatory plan or arrangement.