Form 10-Q
period 2011-03-31
CARRIAGE SERVICES INC
filed 2011-05-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 4, 2011 was 18,366,351.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$2,265
Accounts receivable, net of allowance for bad debts of $979 in 2010 and $961 in 2011	15,587	15,213
Inventories and other current assets	10,828	10,850

Total current assets	27,694	28,328

Preneed cemetery trust investments	79,691	85,120
Preneed funeral trust investments	81,143	80,816
Preneed receivables, net of allowance for bad debts of $1,236 in 2010 and $1,207 in 2011	24,099	23,639
Receivables from preneed funeral trusts	21,866	21,815
Property, plant and equipment, net of accumulated depreciation of $71,700 in 2010 and $73,078 in 2011	128,472	127,998
Cemetery property	71,128	71,139
Goodwill	183,324	183,322
Deferred charges and other non-current assets	7,860	8,353
Cemetery perpetual care trust investments	45,735	46,458

Total assets	$671,012	$676,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$563	$574
Accounts payable and other liabilities	9,700	10,433
Accrued liabilities	14,896	11,376

Total current liabilities	25,159	22,383
Senior long-term debt, net of current portion	132,416	131,668
Convertible junior subordinated debentures due in 2029 to an affiliate	92,858	92,830
Obligations under capital leases, net of current portion	4,289	4,253
Deferred preneed cemetery revenue	50,125	50,375
Deferred preneed funeral revenue	39,517	39,671
Deferred preneed cemetery receipts held in trust	79,691	85,120
Deferred preneed funeral receipts held in trust	81,143	80,816
Care trusts’ corpus	45,941	46,364

Total liabilities	551,139	553,480

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 21,311,000 and 21,489,000 shares issued at December 31, 2010 and March 31, 2011, respectively	213	215
Additional paid-in capital	200,987	201,357
Accumulated deficit	(70,951)	(67,669)
Treasury stock, at cost; 3,153,000 and 3,154,000 shares at December 31, 2010 and March 31, 2011, respectively	(10,576)	(10,595)

Total stockholders’ equity	119,673	123,308

Total liabilities and stockholders’ equity	$671,012	$676,988

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months
	ended March 31,
	2010	2011

Revenues:
Funeral	$36,090	$39,108
Cemetery	10,757	11,750

	46,847	50,858

Field costs and expenses:
Funeral	22,335	24,466
Cemetery	7,279	7,116
Depreciation and amortization	2,107	2,145
Regional and unallocated funeral and cemetery costs	1,609	2,009

	33,330	35,736

Gross profit	13,517	15,122

Corporate costs and expenses:
General and administrative costs and expenses	4,157	4,821
Home office depreciation and amortization	362	253

	4,519	5,074

Operating income	8,998	10,048

Interest expense	(4,554)	(4,554)
Interest income and other, net	218	29

Total interest and other	(4,336)	(4,525)

Income before income taxes	4,662	5,523
Provision for income taxes	(1,888)	(2,237)

Net income	2,774	3,286
Preferred stock dividend	4	4

Net income available to common stockholders	$2,770	$3,282

Basic earnings per common share:	$0.16	$0.18

Diluted earnings per common share:	$0.16	$0.18

Weighted average number of common and common equivalent shares outstanding:
Basic	17,379	18,230

Diluted	17,600	18,268

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$2,774	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,469	2,398
Amortization of deferred financing costs	180	183
Provision for losses on accounts receivable	1,109	647
Stock-based compensation expense	544	445
Deferred income taxes	1,676	2,232
Other	(217)	(27)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(908)	349
Inventories and other current assets	(215)	(19)
Deferred charges and other	—	(38)
Preneed funeral and cemetery trust investments	(1,161)	1,904
Accounts payable and accrued liabilities	(5,032)	(5,886)
Deferred preneed funeral and cemetery revenue	541	296
Deferred preneed funeral and cemetery receipts held in trust	1,164	(2,186)

Net cash provided by operating activities	2,924	3,584

Cash flows from investing activities:
Capital expenditures	(1,902)	(1,907)

Net cash used in investing activities	(1,902)	(1,907)

Cash flows from financing activities:
Payments against the bank credit facility	—	(600)
Payments on senior long-term debt and obligations under capital leases	(110)	(173)
Proceeds from the exercise of stock options and employee stock purchase plan	87	105
Purchase of convertible junior subordinated debentures	—	(19)
Dividend on redeemable preferred stock	(4)	(4)
Other financing costs	(43)	—

Net cash used in financing activities	(70)	(691)

Net increase in cash and cash equivalents	952	986
Cash and cash equivalents at beginning of period	3,616	1,279

Cash and cash equivalents at end of period	$4,568	$2,265

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage” or the “Company”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2011, the Company owned and operated 147 funeral homes in 25 states and 33 cemeteries in 12 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three month periods ended March 31, 2010 and 2011 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith.
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
     Business Combinations
     We recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair values as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with the acquisition.
     The Company did not acquire any businesses during the first quarters of 2010 and 2011. See Note 17 to the Consolidated Financial Statements herein for information on acquisitions subsequent to March 31, 2011.
     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and employee stock purchase plans, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2010. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See

Note 12 to the Consolidated Financial Statements herein for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three month periods ended March 31, 2010 and 2011, the calculations for basic and diluted earnings per share are presented in Exhibit 11.1 to this Form 10-Q.
     Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (VIEs). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
     A noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity reported as a component of stockholder’s equity in the Consolidated Financial Statements. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The disclosure, on the face of the Consolidated Statements of Operations, is of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company currently does not have a noncontrolling interest in a subsidiary to be reported.
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
     An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our analysis continues to support our position as the primary beneficiary in certain of our Funeral and Cemetery trust funds.
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
     To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. We did not incur significant decreases in the volume of level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of March 31, 2011, no impairment has been identified.
     The fair value disclosures regarding transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are presented herein in Note 9 to the Consolidated Financial Statements. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The 7 7/8% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At March 31, 2011, these securities were typically trading at a price of approximately $102.50, indicating a fair market value of approximately $133 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.8 million. The fair value of these securities is estimated to be approximately $67 million at March 31, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Income Taxes
     The Company and its subsidiaries file a consolidated U.S. Federal income tax return and separate state income tax returns in the states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Allowance for Credit Losses of Financing Receivables
     In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures related to period-end information were required for annual reporting periods ending after December 15, 2010, and thus effective for the Company at December 31, 2010. Disclosures of activity that occurs during the reporting period are required for interim periods beginning after December 15, 2010, and thus effective for the Company for the period beginning January 1, 2011. The additional required disclosures are provided in Note 5 to the Consolidated Financial Statements.
     Goodwill Impairment Testing
     In December 2010, new guidance was issued as to when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2010, and thus effective for the Company for the period beginning January 1, 2011. Our goodwill impairment testing is described in more detail in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

     Pro Forma Information for Business Combinations
     In December 2010, new guidance was issued for disclosing supplementary pro forma information for business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and thus effective for the Company for the period beginning January 1, 2011. The adoption of this accounting standard update will apply to future material business combinations and is not expected to have a material impact on our Consolidated Financial Statements.
3. GOODWILL
     Many of the acquired funeral homes, former owners and staff have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed, as determined by management in business acquisition transactions accounted for as purchases, is recorded as goodwill.
The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

March 31, 2011
Goodwill at beginning of year	$183,324
Acquisitions	—
Changes in previous estimates	(2)

Goodwill at end of period	$183,322

     Changes in previous estimates are related to adjustments to inventory in 2010 acquisitions.
4. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2010 and March 31, 2011 are as follows (in thousands):

	December 31,	March 31,
	2010	2011
Preneed cemetery trust investments	$81,771	$87,346
Less: allowance for contract cancellation	(2,080)	(2,226)

	$79,691	$85,120

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
     The cost and fair market values associated with preneed cemetery trust investments at March 31, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

				Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Cash and money market accounts	$2,774	$—	$—	$2,774
Fixed income securities:
Corporate debt	31,336	4,156	(205)	35,287
Other	2	—	—	2
Common stock	36,433	8,912	(813)	44,532
Mutual funds:
Equity	3,632	289	—	3,921

Trust securities	$74,177	$13,357	$(1,018)	$86,516

Accrued investment income	$830			$830

Preneed cemetery trust investments				$87,346

Fair market value as a percentage of cost				117.8%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,189
Due in five to ten years	7,791
Thereafter	24,309

$35,289

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2011 are as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011

Investment income	$823	$899
Realized gains	168	3,156
Realized losses	(10)	(71)
Expenses and taxes	(123)	(182)
Increase in deferred preneed cemetery receipts held in trust	(858)	(3,802)

	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Purchases	$(1,500)	$(12,690)
Sales	1,499	12,807
     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2010 and March 31, 2011 are as follows (in thousands):

	December 31,	March 31,
	2010	2011
Preneed funeral trust investments	$83,324	$83,027
Less: allowance for contract cancellation	(2,181)	(2,211)

	$81,143	$80,816

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
     The cost and fair market values associated with preneed funeral trust investments at March 31, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

				Fair
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Cash and money market accounts	$11,950	$—	$—	$11,950
Fixed income securities:
U.S. Treasury debt	5,456	91	(43)	5,504
Mortgage backed securities	694	24	—	718
Corporate debt	21,250	3,690	(63)	24,877
Common stock	22,031	5,669	(552)	27,148
Mutual funds:
Equity	9,193	206	(216)	9,183
Fixed income	3,118	—	(32)	3,086

Trust securities	$73,692	$9,680	$(906)	$82,466

Accrued investment income	$561			$561

Preneed funeral trust investments				$83,027

Fair market value as a percentage of cost				112.7%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,752
Due in one to five years	5,981
Due in five to ten years	5,240
Thereafter	18,126

$31,099

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2011 are as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011

Investment income	$764	$781
Realized gains	338	3,324
Realized losses	(67)	(113)
Expenses and taxes	(185)	(254)
Increase in deferred preneed funeral receipts held in trust	(850)	(3,738)

	$—	$—

     Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Purchases	$(2,146)	$(17,251)
Sales	2,760	17,311
5. PRENEED CEMETERY RECEIVABLES
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. For the three months ending March 31, 2011, 88% of sales of interment rights were recognized in the current period. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded only when delivery has occurred. For all contracts, receivables are recorded at cost and finance charges are recorded upon receipt of payment. At March 31, 2011, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $17.6 million and $9.9 million, respectively.
     The Company determines an allowance for bad debts on contracts in which revenue has been recognized on sales of cemetery interment rights. A provision for bad debts is recorded at the date that the contract is executed based on historical experience and periodically adjusted thereafter based upon actual collection experience at the business level. For the three month period ending March 31, 2011, the change to the allowance for bad debts was as follows (in thousands):

March 31, 2011
Beginning balance	$1,498
Provision	(44)

Ending balance	$1,454

     The aging of past due financing receivables as of March 31, 2011 is as follows (in thousands):

	31-60	61-90	91-120	>120	Total Past		Total Financing
	Past Due	Past Due	Past Due	Past Due	Due	Current	Receivables

Recognized revenue	$701	$333	$192	$330	$1,556	$17,072	$18,628
Deferred revenue	295	140	75	145	655	8,220	8,875

Total contracts	$996	$473	$267	$475	$2,211	$25,292	$27,503

6. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost (in thousands).

	December 31,	March 31,
	2010	2011
Preneed funeral trust funds	$22,542	$22,489
Less: allowance for contract cancellation	(676)	(674)

	$21,866	$21,815

7. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $205.0 million and $208.0 million at December 31, 2010 and March 31, 2011, respectively, and are not included in the Company’s Consolidated Balance Sheets.

8. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2010 and March 31, 2011 are as follows (in thousands):

	December 31,	March 31,
	2010	2011
Trust assets, at fair value	$45,735	$46,458
Pending withdrawals of income from trust	—	(94)
Obligations due to trust	206	—

Care trusts’ corpus	$45,941	$46,364

     The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2011 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$959	$—	$—	$959
Fixed income securities:
Corporate debt	21,844	2,858	(112)	24,590
Common stock	17,339	3,438	(474)	20,303
Mutual funds:
Equity	35	—	(10)	25

Trust securities	$40,177	$6,296	$(596)	$45,877

Accrued investment income	$581			$581

Cemetery perpetual care trust investments				$46,458

Fair market value as a percentage of cost				115.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,717
Due in five to ten years	6,110
Thereafter	15,763

$24,590

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2011 are as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Undistributable realized gains	$237	$2,249
Undistributable realized losses	(16)	(97)
Increase in Care trusts’ corpus	(221)	(2,152)

	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2010 and 2011 are as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Investment income	$630	$579
Realized gains	360	821
Expenses	(21)	—

Total	$969	$1,400

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Purchases	$(3,646)	$(9,107)
Sales	4,993	7,961
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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, U.S. Treasury debt and mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include mortgage-backed fixed income securities and corporate debt; and

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of March 31, 2011, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

     The table below presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of March 31, 2011 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of March 31, 2011, the Company did not have any liabilities measured at fair value.

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Fixed income securities:
U.S. Treasury debt	$5,505	$—	$—	$5,505
Mortgage-backed securities	—	721	—	721
Corporate debt	—	84,755	—	84,755
Common stock	91,982	—	—	91,982
Mutual funds:
Equity	13,127	—	—	13,127
Fixed income	3,086	—	—	3,086

Total Assets	$113,700	$85,476	$—	$199,176

     There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2011.
10. LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7 7/8% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. The credit facility was undrawn at March 31, 2011, except for letters of credit of $0.1 million. Interest is payable quarterly. The credit facility matures in November 2012.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (“TIDES”) 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7 7/8% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7 7/8% Senior Notes. In March 2011, the Company repurchased 550 shares of these TIDES for approximately $19,000 and recorded a gain of $7,500. The Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 1,345 shares. Immediately upon the exchange, these common shares were cancelled and are held in Treasury. At March 31, 2011 the convertible junior subordinated debentures are carried on our Consolidated Balance Sheets at a cost of approximately $92.8 million.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of March 31, 2010 and 2011.
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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana—including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001—on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs sixty (60) days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given sixty (60) days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial court granted the newly retained Plaintiffs’ counsel ninety (90) days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments and are awaiting the Court’s ruling on these motions. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
     Kendall v. Carriage Funeral Holdings, Inc., et al., Indiana Circuit Court, Jefferson County, Indiana, Case No. 39C01-0707-CT-386 (filed July 27, 2007). In this individual action, Plaintiffs allege improper handling of remains and/or improper burial practices by Vail-Holt Funeral Home in Madison, Indiana and/or Grandview Memorial Gardens, Inc. Carriage has denied these allegations because these burials all occurred before Carriage owned Grandview Cemetery and Vail-Holt Funeral Home. Carriage has moved to dismiss Plaintiffs’ claims with respect to the funeral home because, among other reasons, Carriage purchased only Vail-Holt’s assets under an asset purchase agreement and did not assume its liabilities. Carriage has also moved to dismiss certain claims with respect to Grandview Cemetery because Plaintiffs released Grandview Cemetery from contractual liability pursuant to an exculpatory clause. On May 3, 2010, the Court entered an order relieving Carriage from any liability and dismissing all of Plaintiffs’ funeral home claims against Carriage in the Kendall v. Carriage Funeral Holdings, Inc. matter. The Court has not yet ruled on the remaining cemetery allegations against Carriage in the Kendall matter which are the subject of its motion. The Company intends to defend this action vigorously. Pending the Court’s ruling, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
12. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     On February 28, 2011, a total of 207,549 stock options were awarded to officers and certain employees. These options will vest in 33 1/3% increments over a three year period and will expire on February 28, 2021. The value of these stock options is approximately $0.5 million. The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.25%; expected dividend yield of 0% for each year; expected termination rate of 3.16%; expected lives of 3 years; and expected volatility of 60.09%. As of March 31, 2011, 418,950 stock options are not vested. The Company had $0.8 million of total unrecognized compensation costs related to unvested stock options as of March 31, 2011, which are expected to be recognized over a weighted average period of approximately 2.5 years.
     For the first quarter of 2011, employees purchased a total of 21,598 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.11 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $58,000 and $77,000 for the three months ended March 31, 2010 and 2011, respectively.
     The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant associated with the four quarterly purchase dates using the following assumptions:

	2010	2011
Dividend yield	0%	0%
Expected volatility	70%	29%
Risk-free interest rate	0.08%, 0.18%, 0.31%, 0.45%	0.15%, 0.19%, 0.24%, 0.29%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1
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

     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year periods, respectively. The Company granted 206,051 shares of restricted stock to certain officers and employees during the first quarter of 2011 which vest in 33 1/3% increments over three years. Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded $337,000 and $382,000 in pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended March 31, 2010 and 2011, respectively.
     Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Consequently, all meeting fees for the first quarter of 2011 were paid in cash. During the period from January 1, 2010 to March 22, 2010, two directors received a total of 702 shares of common stock for their attendance fees. The Company recorded $207,000 and $53,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2010 and 2011, respectively, related to the director fees and deferred compensation amortization.
     As of March 31, 2011, the Company had $2.6 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.2 years.
13. RELATED PARTY TRANSACTIONS
     A member of the Company’s Board of Directors is a key member of management and Chief Investment Officer of an otherwise unrelated company that holds $7.3 million of the Company’s 7 7/8% Senior Notes for investment purposes.
14. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operating activities:
Three months ended March 31, 2011	$39,108	$11,750	$—	$50,858
Three months ended March 31, 2010	$36,090	$10,757	$—	$46,847

Income (loss) before income taxes:
Three months ended March 31, 2011	$11,817	$3,205	$(9,499)	$5,523
Three months ended March 31, 2010	$11,329	$2,083	$(8,750)	$4,662

Total assets:
March 31, 2011	$407,960	$248,025	$21,003	$676,988
December 31, 2010	$409,329	$242,461	$19,222	$671,012

15. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months
	ended March 31,
	2010	2011
Revenues
Goods
Funeral	$14,597	$15,604
Cemetery	6,980	7,213

Total goods	$21,577	$22,817

Services
Funeral	$19,242	$21,558
Cemetery	2,316	2,523

Total services	$21,558	$24,081

Financial revenue
Preneed funeral commission income	$688	$473
Preneed funeral trust earnings	1,563	1,473
Cemetery trust earnings	1,037	1,661
Cemetery finance charges	424	353

Total financial revenue	$3,712	$3,960

Total revenues	$46,847	$50,858

Cost of revenues
Goods
Funeral	$12,067	$12,869
Cemetery	5,648	5,470

Total goods	$17,715	$18,339

Services
Funeral	$9,922	$11,255
Cemetery	1,631	1,646

Total services	$11,553	$12,901

Financial expenses
Preneed funeral commissions	$346	$342

Total financial expenses	$346	$342

Total cost of revenues	$29,614	$31,582

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

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the three months
	ended March 31,
	2010	2011
Cash paid for interest and financing costs	$6,998	$6,919
Cash paid for income taxes	(63)	(32)
Fair value of stock issued to directors, officers and certain employees	287	1,169
Restricted common stock withheld for payroll taxes	50	199
Net withdrawals from preneed funeral trusts	599	1,477
Net (deposits into) withdrawals from preneed cemetery trusts	(822)	254
Net (deposits into) withdrawals from perpetual care trusts	(757)	155
Net decrease in preneed funeral receivables	203	344
Net (increase) decrease in preneed cemetery receivables	(94)	258
Net (withdrawals) deposits of receivables from preneed funeral trusts	(181)	18
Net change in preneed funeral receivables increasing deferred revenue	436	153
Net change in preneed cemetery receivables increasing deferred revenue	105	143
Net withdrawals from preneed funeral trust accounts decreasing deferred preneed funeral receipts	(600)	(1,477)
Net deposits in (withdrawals from) cemetery trust accounts increasing (decreasing) deferred cemetery receipts	822	(254)
Net deposits in (withdrawals from) perpetual care trust accounts increasing (decreasing) perpetual care trusts’ corpus	942	(455)
17. SUBSEQUENT EVENTS
     On April 5, 2011 the Company acquired a funeral home business in Amarillo, Texas for $3.3 million. Additionally, on April 12, 2011 the Company acquired another funeral home business in Miami, Florida for $1.8 million. In both acquisitions, the Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The Company is leasing the property at the business in Miami, Florida for an initial term of five years with an option for an additional 15 years for approximately $115,000 annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words. Forward-looking statements are not guarantees of performance. Important factors that could cause actual results to differ materially from our expectations reflected in our forward-looking statements include those risks related to our business and our industry set forth in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Statements
     We caution readers that important factors, in some cases have affected, and in the future could affect, our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed herein and in any other forward-looking statements made by or on behalf of us. Risks associated with our business and the deathcare business are presented in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of March 31, 2011, we operated 147 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We incorporate a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standards Operating Model” focus on the key drivers of a successful operation, organized around three primary areas — market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of a Strategic Acquisition Model, described below under “Acquisitions,” that guides our acquisition and disposition strategies. Both models, when executed effectively, should drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
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
     Our funeral volumes have increased gradually from 23,366 in 2007 to 25,801 in 2010 (compound annual increase of 3.4%). Our funeral operating revenue has increased from $119.2 million in 2007 to $129.7 million in 2010 (compound annual increase of 2.9%). The increases are primarily because of businesses we acquired in 2007 through 2010. Additional funeral revenue from preneed commissions and preneed funeral trust earnings have grown from $4.7 million in 2007 to $8.4 million in 2010. We experienced an increase of 14.1% in volumes in comparing the first three months of 2011 to the first three months of 2010. Same store volumes grew 1.8% and the remaining came from our acquisitions. Funeral operating revenues for the three months ended March 31, 2011 were up 9.9% compared to the three months ended March 31, 2010.
     The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 44.1% for the year ended 2010 and was 45.9% for the first three months of 2011. A significant portion of that increase is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 41.0% for the three months ended March 31, 2011, up from 40.0% for the comparable period in 2010.
     The cemetery operating results are affected by the size and success of our sales organization. Approximately 60% of our 2010 cemetery operating revenues related to preneed sales of interment rights and mausoleums and related merchandise and services. For the fiscal quarter ended March 31, 2011, those preneed sales are 57.1% of cemetery operating revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Cemetery revenues from investment earnings on trust funds grew significantly in 2010 and the first quarter of 2011. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2007 through 2010 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue for the first three months of 2011 increased 6.3% over the comparable period in 2010 and we experienced a 37.8% increase in cemetery trust fund earnings and finance charges. Also, an 8.7% increase in at-need revenues contributed to the growth of revenues. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2011 is designed to expand our cemetery product offerings.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2010, we acquired one cemetery and five funeral home businesses. The consideration paid for these acquisitions was cash, which was generated from our operations. There were no businesses acquired during the first quarter of 2011.
     Financial Highlights
     Net income for the three months ended March 31, 2011 totaled $3.3 million, equal to $0.18 per diluted share, compared to $2.8 million for the three months ended March 31, 2010, or $0.16 per diluted share. Total revenue for the first three months of 2011 was $50.9 million, an increase of 8.6%, compared to $46.8 million for the comparable period in 2010. Both funeral and cemetery operations had increases in revenue and profit as discussed in the Results of Operation section.
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
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our 2010 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2010 Form 10-K.

RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three month periods ended March 31, 2010 and 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.
Three months ended March 31, 2010 compared to three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$28,682	$29,320	$638	2.2%
Acquired operating revenue	5,138	7,842	2,704	52.6%
Preneed funeral insurance commissions	688	473	(215)	(31.2)%
Preneed funeral trust earnings	1,582	1,473	(109)	(6.9)%

Total	$36,090	$39,108	$3,018	8.4%

Operating profit:
Same store operating profit	$10,360	$10,777	$417	4.0%
Acquired operating profit	1,471	2,261	790	53.7%
Preneed funeral insurance commissions	342	131	(211)	(62.0)%
Preneed funeral trust earnings	1,582	1,473	(109)	(6.9)%

Total	$13,755	$14,642	$887	6.4%

     Funeral same store operating revenues for the three months ended March 31, 2011 increased $0.6 million, or 2.2%, when compared to the three months ended March 31, 2010. We experienced a 1.8% increase in the number of contracts and the average revenue per contract increased 0.4% for those existing operations. The average revenue per contract including the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families was $5,646. Excluding funeral trust earnings, the average revenue per contract was $5,438. The number of traditional burial contracts increased 0.5% while the average revenue per burial contract increased 0.7% to $8,149. The cremation rate for the same store businesses rose from 40.0% to 41.0%. The average revenue per same store cremation contract increased 0.6% to $3,082 and the number of cremation contracts increased 4.3%. The average revenue for “other” contracts, which make up approximately 7.3% of the number of contracts, increased 8.0% from $2,088 to $2,255. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same store operating profit for the three months ended March 31, 2011 increased $0.4 million, or 4.0%, from the comparable three months of 2010, and as a percentage of funeral same store operating revenue, increased from 36.1% to 36.8%. Despite higher self-insured costs, the growth in revenues was the primary reason for the increase in operating profit.
     Funeral acquired revenues for the three months ended March 31, 2011 increased $2.7 million, or 52.6%, when compared to the three months ended March 31, 2010 as we experienced a 67.0% increase in the number of contracts, yet a decrease of 8.7%, to $3,978, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract declined 8.6% to $3,809. The cremation rate for the acquired businesses was 58.8% for the first quarter of 2011, up from 49.6% in the prior year period, as the businesses acquired in 2010 are generally located in higher cremation areas compared to the locations acquired during the period 2007 through 2009. The average revenue per cremation contract increased 5.8% to $2,598 for the first quarter of 2011 and the number of cremation contracts increased 98.0% compared to the same period of 2010.
     Acquired operating profit for the three months ended March 31, 2011 increased $0.8, or 53.7%, from the comparable three months of 2010 and, as a percentage of revenue from acquired businesses, was 28.6% for the first quarter of 2010 compared to 28.8% for the first quarter of 2011 as those recently acquired businesses in 2010 have not fully transitioned into Carriage’s Standard Operating Model.

     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, declined $0.3 million each in revenue and operating profit, compared to the first quarter of 2010 primarily due to higher realization in the prior year of insurance contract income.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.
Three months ended March 31, 2010 compared to three months ended March 31, 2011 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$7,756	$8,064	$308	4.0%
Acquired operating revenue	1,540	1,672	132	8.6%
Cemetery trust earnings	1,037	1,661	624	60.2%
Preneed cemetery finance charges	424	353	(71)	(16.7)%

Total	$10,757	$11,750	$993	9.2%

Operating profit:
Same store operating profit	$1,552	$2,074	$522	33.6%
Acquired operating profit	465	546	81	17.4%
Cemetery trust earnings	1,037	1,661	624	60.2%
Preneed cemetery finance charges	424	353	(71)	(16.7)%

Total	$3,478	$4,634	$1,156	33.2%

     Cemetery same store operating revenues for the three months ended March 31, 2011 increased $0.3 million, or 4.0%, compared to the three months ended March 31, 2010. Same store revenue from preneed property sales increased $0.1 million, or 4.1%, revenue from deliveries of preneed merchandise and services deliveries decreased $0.1 million, or 4.7%, and at-need revenues increased $0.3 million, or 11.4%. We experienced a 14.1% decrease in the number of interment rights (property) sold yet a 10.9% increase in the average price per interment compared to the first quarter of 2010. The percentage of those we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased 110 basis points to 86.3%.
     Cemetery same store operating profit for the three months ended March 31, 2011 increased $0.5 million, or 33.6%. As a percentage of revenues, cemetery same store operating profit increased from 20.0% to 25.7%. The increase in operating profit is due in part to the increase in revenue and to a decrease of $0.2 million, or 10.6%, in promotional expenses (primarily preneed sales commissions) and a decrease of $0.1 million in bad debts.
     Cemetery acquired revenues for the three months ended March 31, 2011 increased $0.1 million, or 8.6%, compared to the three months ended March 31, 2010, because preneed property sales increased $0.1 million. Cemetery acquired operating profit increased $0.1 million due to the increase in revenue.
     Cemetery trust earnings had a meaningful impact on total cemetery revenues and operating profit. Trust earnings increased $0.6 million, or 60.2%, when compared to the three months ended March 31, 2010. Earnings from perpetual care trust funds totaled $1.4 million for the three months ended March 31, 2011 compared to $1.0 million for the three months ended March 31, 2010, an increase of 44.5%, due to larger capital gains realized. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.2 million compared to the same period in 2010.

     Other. General and administrative expenses totaled $4.8 million for the three months ended March 31, 2011, an increase of $0.7 million compared to the three months ended March 31, 2010, primarily due to a higher provision for incentive compensation, an increase of costs related to acquisition activity and the expansion of our Training and Development department.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for 2010 and for the first three months of 2011. For federal income tax reporting purposes, Carriage has net operating loss carryforwards totaling approximately $5.7 million available at March 31, 2011 to offset future Federal taxable income, which will expire between 2028 and 2029, if not utilized. Carriage also has approximately $57.4 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, a valuation allowance was established and is reviewed every quarter related to the deferred tax asset related to the state operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Carriage began 2011 with $1.3 million in cash and other liquid investments and ended the first quarter with $2.3 million in cash and an undrawn $40.0 million line of credit. The elements of cash flow for the three months ended March 31, 2011 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$1.3
Cash flow from operations	3.6
Paydown on the bank credit facility	(0.6)
Maintenance capital expenditures	(1.3)
Growth capital expenditures — funeral homes	(0.1)
Growth capital expenditures — cemeteries	(0.5)
Other investing and financing activities, net	(0.1)

Cash at March 31, 2011	$2.3

     For the three months ended March 31, 2011, cash provided by operating activities was $3.6 million as compared to $2.9 million for the three months ended March 31, 2010. Capital expenditures totaled $1.9 million for both three month periods ended March 31, 2010 and 2011. Capital expenditures for the first three months of 2011 included $0.6 million for cemetery inventory development projects and funeral home additions.
     The outstanding principal of senior debt at March 31, 2011 totaled $136.5 million and consisted of $130.0 million in 7 7/8% Senior Notes maturing in 2015, and $6.5 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at March 31, 2011.
     The Company has a $40.0 million senior secured revolving credit facility that matures in November 2012 and is collateralized by all personal property and funeral home real property in certain states. The credit facility also contains an accordion provision to borrow up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At March 31, 2011, the prime rate option was equivalent to 5.75% and the LIBOR option was equivalent to 3.75%, which is set at the 30 day LIBOR rate plus 350 basis points.
     A total of $92.8 million was outstanding at March 31, 2011 on the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of term income deferrable equity securities (“TIDES”). The rights under the debentures are functionally equivalent to those of the TIDES.
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

SEASONALITY
     Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2010.
     The 7 7/8% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At March 31, 2011, these securities were typically trading at a price of approximately $102.50, indicating a fair market value of approximately $133 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $92.8 million. The fair value of these securities is estimated to be approximately $67 million at March 31, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
     Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 4, 6 and 8 to our Consolidated Financial Statements for the estimated fair values of those securities. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.91% change in the value of the fixed income securities.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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

CARRIAGE SERVICES, INC.
Date: May 6, 2011	/s/ Terry E. Sanford
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