Form 10-Q
period 2011-06-30
CARRIAGE SERVICES INC
filed 2011-08-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 3, 2011 was 18,408,247.

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$5,184
Accounts receivable, net of allowance for bad debts of $979 in 2010 and $843 in 2011	15,587	13,643
Inventories and other current assets	10,828	10,405

Total current assets	27,694	29,232

Preneed cemetery trust investments	79,691	81,710
Preneed funeral trust investments	81,143	77,982
Preneed receivables, net of allowance for bad debts of $1,236 in 2010 and $1,741 in 2011	24,099	23,846
Receivables from preneed funeral trusts	21,866	22,406
Property, plant and equipment, net of accumulated depreciation of $71,700 in 2010 and $74,533 in 2011	128,472	129,308
Cemetery property	71,128	71,094
Goodwill	183,324	186,917
Deferred charges and other non-current assets	7,860	10,579
Cemetery perpetual care trust investments	45,735	44,666

Total assets	$671,012	$677,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$563	$574
Accounts payable and other liabilities	9,700	12,870
Accrued liabilities	14,896	15,948

Total current liabilities	25,159	29,392
Senior long-term debt, net of current portion	132,416	131,558
Convertible junior subordinated debentures due in 2029 to an affiliate	92,858	91,520
Obligations under capital leases, net of current portion	4,289	4,221
Deferred preneed cemetery revenue	50,125	50,419
Deferred preneed funeral revenue	39,517	39,829
Deferred preneed cemetery receipts held in trust	79,691	81,710
Deferred preneed funeral receipts held in trust	81,143	77,982
Care trusts’ corpus	45,941	44,817

Total liabilities	551,139	551,448

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 21,311,000 and 21,502,000 shares issued at December 31, 2010 and June 30, 2011, respectively	213	215
Additional paid-in capital	200,987	200,948
Accumulated deficit	(70,951)	(65,071)
Treasury stock, at cost; 3,153,000 and 3,108,000 shares at December 31, 2010 and June 30, 2011, respectively	(10,576)	(10,000)

Total stockholders’ equity	119,673	126,092

Total liabilities and stockholders’ equity	$671,012	$677,740

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Revenues:
Funeral	$32,435	$35,565	$68,525	$74,673
Cemetery	12,082	12,343	22,839	24,092

	44,517	47,908	91,364	98,765
Field costs and expenses:
Funeral	20,754	22,366	43,089	46,832
Cemetery	7,854	7,693	15,133	14,810
Depreciation and amortization	2,127	2,280	4,233	4,424
Regional and unallocated funeral and cemetery costs	1,750	2,022	3,359	4,030

	32,485	34,361	65,814	70,096

Gross profit	12,032	13,547	25,550	28,669

Corporate costs and expenses:
General and administrative costs and expenses	3,410	4,781	7,567	9,602
Home office depreciation and amortization	361	242	724	496

	3,771	5,023	8,291	10,098

Operating income	8,261	8,524	17,259	18,571

Interest expense	(4,572)	(4,510)	(9,126)	(9,064)
Interest income and other, net	252	358	470	387

Total interest and other	(4,320)	(4,152)	(8,656)	(8,677)

Income before income taxes	3,941	4,372	8,603	9,894
Provision for income taxes	(1,642)	(1,771)	(3,530)	(4,008)

Net income	2,299	2,601	5,073	5,886
Preferred stock dividend	3	3	7	7

Net income available to common stockholders	$2,296	$2,598	$5,066	$5,879

Basic earnings per common share:	$0.13	$0.14	$0.29	$0.32

Diluted earnings per common share:	$0.13	$0.14	$0.29	$0.32

Dividends declared per share	$—	$0.025	$—	$0.025

Weighted average number of common and common equivalent shares outstanding:
Basic	17,504	18,367	17,472	18,301

Diluted	17,752	18,407	17,707	18,340

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the six months ended June 30,
	2010	2011
Cash flows from operating activities:
Net income	$5,073	$5,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,956	4,920
Amortization of deferred financing costs	362	362
Gain on purchase of convertible junior subordinated debentures	(316)	(366)
Provision for losses on accounts receivable	1,903	2,028
Stock-based compensation expense	949	1,095
Deferred income taxes	3,282	(2,242)
Other	(149)	(25)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,306)	521
Inventories and other current assets	88	47
Deferred charges and other	—	(38)
Preneed funeral and cemetery trust investments	(837)	2,812
Accounts payable and accrued liabilities	(32)	3,895
Deferred preneed funeral and cemetery revenue	601	103
Deferred preneed funeral and cemetery receipts held in trust	(57)	(3,237)

Net cash provided by operating activities	14,517	15,761

Cash flows from investing activities:
Acquisitions	(15,519)	(5,100)
Net proceeds from the sale of assets	400	—
Capital expenditures	(4,387)	(4,608)

Net cash used in investing activities	(19,506)	(9,708)

Cash flows from financing activities:
Borrowings under (payments on) the bank credit facility	3,200	(600)
Payments on senior long-term debt and obligations under capital leases	(212)	(315)
Proceeds from the exercise of stock options and employee stock purchase plan	348	206
Dividend on common stock	—	(460)
Dividend on redeemable preferred stock	(7)	(7)
Purchase of convertible junior subordinated debentures	(576)	(972)
Other financing costs	(42)	—

Net cash provided by (used in) financing activities	2,711	(2,148)

Net (decrease) increase in cash and cash equivalents	(2,278)	3,905
Cash and cash equivalents at beginning of period	3,616	1,279

Cash and cash equivalents at end of period	$1,338	$5,184

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2011, the Company owned and operated 151 funeral homes in 25 states and 33 cemeteries in 12 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and six month periods ended June 30, 2010 and 2011 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith.
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
     During the second quarter of 2010, the Company completed four acquisitions consisting of one cemetery and three funeral home businesses. During the second quarter of 2011, the Company completed two funeral home acquisitions. See Note 3 to the Consolidated Financial Statements herein for further information on these acquisitions.

     Stock Plans and Stock-Based Compensation
     The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and employee stock purchase plans, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 13 to the Consolidated Financial Statements included herein for additional information on the Company’s stock-based compensation plans.
     Computation of Earnings Per Common Share
     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
     Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three and six month periods ended June 30, 2010 and 2011, there was no material impact to basic and diluted earnings per share as presented in Exhibit 11.1 to this Quarterly Report on Form 10-Q.
     Preneed Funeral and Cemetery Trust Funds
     The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
     An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a Variable Interest Entity. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company’s analysis continues to support its position as the primary beneficiary in certain of our funeral and cemetery trust funds.
     Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note10 to the Consolidated Financial Statements. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three months ended June 30, 2011, we did not incur significant decreases in the volume of level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of June 30, 2011, no impairment has been identified.
     The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are presented herein in Note 10 to the Consolidated Financial Statements. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our 7 7/8% Senior Notes were issued to the public at par in January 2005 and are carried at a cost of $130 million. At June 30, 2011, these securities were typically trading at a price of approximately $100.50, indicating a fair market value of approximately $131 million. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $91.5 million. The fair value of these securities is estimated to be approximately $72 million at June 30, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
2. RECENTLY ISSUED ACCOUNTING STANDARDS
     Allowance for Credit Losses of Financing Receivables
     In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures related to period-end information were required for annual reporting periods ending after December 15, 2010, and thus effective for the Company at December 31, 2010. Disclosures of activity that occurs during the reporting period are required for interim periods beginning after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. The additional required disclosures are provided in Note 6 to the Consolidated Financial Statements.
     Goodwill Impairment Testing
     In December 2010, new guidance was issued as to when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance modifies the first step of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. Our goodwill impairment testing is described in more detail in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.
     Pro Forma Information for Business Combinations
     In December 2010, new guidance was issued for disclosing supplementary pro forma information for business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. The adoption of this accounting standard update will apply to future material business combinations and is not expected to have a material impact on our Consolidated Financial Statements.
     Fair Value Measurements
     In May 2011, additional guidance was issued regarding how fair value measurements and disclosures should be applied where it is already required or permitted under International Financial Reporting Standards or United States Generally Accepted Accounting Principles. This new guidance clarifies and aligns the existing application of fair value measurement guidance and revises certain language. This guidance is effective for the first interim or annual period beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     Comprehensive Income
     In June 2011, new guidance was issued regarding the reporting of comprehensive income in the financial statements. Entities will have the option to present the components of net income and comprehensive income in either a single continuous statement or two separate but consecutive statements. This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The Company is currently evaluating the impact, if any, the adoption will have on its consolidated financial statements.
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
     During the second quarter of 2011, the Company completed two acquisitions. The consideration paid for those businesses was $5.1 million in cash. The Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired business are included in the Company’s results from the date of acquisition. Selected information on the acquisitions follows (in millions):

			Assets
			Acquired		Liabilities
			(Excluding	Goodwill	and Debt
Acquisition Date	Type of Business	Market	Goodwill)	Recorded	Assumed
April 2011	Three Funeral Homes	Amarillo, TX	$0.9	$2.4	—
April 2011	Funeral Home	Miami, FL	$0.6	$1.2	—
     The effect of the acquisitions on the Consolidated Balance Sheets at June 30, 2011 was as follows (in thousands):

Current assets	$44
Property, plant & equipment	1,058
Tradenames	400
Goodwill	3,598
Receivables from preneed funeral contracts	388
Deferred preneed funeral revenue	(388)

$5,100

4. GOODWILL
     Many of the former owners and staff of acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. The excess of the purchase price over the fair value of net identifiable assets acquired, as determined by management in business acquisition transactions accounted for as purchases, is recorded as goodwill.
The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

June 30, 2011
Goodwill at beginning of year	$183,324
Acquisitions and changes in previous estimates	3,593

Goodwill at end of period	$186,917

     Changes in previous estimates are related to adjustments for inventory.
5. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2010 and June 30, 2011 are as follows (in thousands):

	December 31, 2010	June 30, 2011
Preneed cemetery trust investments	$81,771	$84,129
Less: allowance for contract cancellation	(2,080)	(2,419)

	$79,691	$81,710

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
     The cost and fair market values associated with preneed cemetery trust investments at June 30, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$3,419	$—	$—	$3,419
Fixed income securities:
Corporate debt	29,003	1,389	(395)	29,997
Other	2	—	—	2
Common stock	44,514	3,118	(1,654)	45,978
Mutual funds:
Equity	3,708	301	—	4,009

Trust securities	$80,646	$4,808	$(2,049)	$83,405

Accrued investment income	$724			$724

Preneed cemetery trust investments				$84,129

Fair market value as a percentage of cost				104.3%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,065
Due in five to ten years	8,298
Thereafter	19,636

$29,999

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Investment income	$756	$966	$1,579	$1,865
Realized gains	5,588	6,936	5,756	10,092
Realized losses	(696)	(475)	(706)	(546)
Expenses and taxes	(196)	(671)	(319)	(853)
Increase in deferred preneed cemetery receipts held in trust	(5,452)	(6,756)	(6,310)	(10,558)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Purchases	$30,869	$(32,375)	$32,369	$(45,065)
Sales	29,687	32,869	31,186	45,676
     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2010 and June 30, 2011 are as follows (in thousands):

	December 31, 2010	June 30, 2011
Preneed funeral trust investments	$83,324	$80,314
Less: allowance for contract cancellation	(2,181)	(2,332)

	$81,143	$77,982

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
     The cost and fair market values associated with preneed funeral trust investments at June 30, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$10,961	$—	$—	$10,961
Fixed income securities:
U.S. Treasury debt	5,438	100	(6)	5,532
Mortgage backed securities	507	20	—	527
Corporate debt	19,844	1,158	(244)	20,758
Common stock	27,137	1,995	(1,004)	28,128
Mutual funds:
Equity	9,337	185	(111)	9,411
Fixed income	4,454	6	(12)	4,448
Other Investments	63	—	(14)	49

Trust securities	$77,741	$3,464	$(1,391)	$79,814

Accrued investment income	$500			$500

Preneed funeral trust investments				$80,314

Fair market value as a percentage of cost				103.3%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$2,093
Due in one to five years	4,837
Due in five to ten years	6,990
Thereafter	12,897

$26,817

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Investment income	$816	$771	$1,580	$1,552
Realized gains	4,838	5,046	5,176	8,370
Realized losses	(409)	(375)	(476)	(488)
Expenses and taxes	(323)	(474)	(508)	(728)
Increase in deferred preneed funeral receipts held in trust	(4,922)	(4,968)	(5,772)	(8,706)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Purchases	$306	$(27,452)	$2,452	$(44,703)
Sales	14	25,226	2,774	42,537
6. PRENEED CEMETERY RECEIVABLES
     Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. For the six month period ending June 30, 2011, 88.8% of sales of interment rights were recognized in the current year. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. For all contracts, receivables are recorded at cost and finance charges are recorded upon receipt of payment. At June 30, 2011, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $18.1 million and $9.5 million, respectively.
     The Company determines an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 1.6% of the total receivables on recognized sales at June 30, 2011. The allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. At June 30, 2011, the allowance for contract cancellations was as follows (in thousands).

June 30, 2011
Beginning balance	$1,454
Recoveries	—
Provision	(186)

Ending balance	$1,268

     The Company has a collections policy where past due notification is sent to the customers beginning at 15 days past due and thereafter periodically until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector. No uncollectible financing receivables are directly charged off to the statement of operations.
     The aging of past due financing receivables as of June 30, 2011 is as follows (in thousands):

	31-60	61-90	91-120	>120	Total Past		Total Financing
	Past Due	Past Due	Past Due	Past Due	Due	Current	Receivables

Recognized revenue	$672	$378	$180	$304	$1,534	$17,417	$18,951
Deferred revenue	298	164	69	140	671	7,970	8,641

Total contracts	$970	$542	$249	$444	$2,205	$25,387	$27,592

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost. As of June 30, 2011, receivables from preneed funeral trusts was as follows (in thousands):

	December 31, 2010	June 30, 2011
Preneed funeral trust funds	$22,542	$23,097
Less: allowance for contract cancellation	(676)	(691)

	$21,866	$22,406

8. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $205.0 million and $212.7 million at December 31, 2010 and June 30, 2011, respectively, and are not included in the Company’s Consolidated Balance Sheets.
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2010 and June 30, 2011 are as follows (in thousands):

	December 31, 2010	June 30, 2011
Trust assets, at fair value	$45,735	$44,666
Pending withdrawals of income from trust	—	151
Obligations due to trust	206	—

Care trusts’ corpus	$45,941	$44,817

     The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2011 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$730	$—	$—	$730
Fixed income securities:
Corporate debt	26,477	857	(374)	26,960
Common stock	16,110	1,185	(880)	16,415

Trust securities	$43,317	$2,042	$(1,254)	$44,105

Accrued investment income	$561			$561

Cemetery perpetual care trust investments				$44,666

Fair market value as a percentage of cost				103.1%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,021
Due in five to ten years	11,759
Thereafter	13,180

$26,960

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Undistributable realized gains	$2,305	$3,432	$2,542	$5,681
Undistributable realized losses	(722)	(218)	(738)	(315)
Increase in Care trusts’ corpus	(1,583)	(3,214)	(1,804)	(5,366)

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Investment income	$603	$1,178	$1,233	$1,757
Realized gains	490	1,121	850	1,942
Expenses	—	—	(21)	—

Total	$1,093	$2,299	$2,062	$3,699

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Purchases	$19,794	$(14,823)	$23,074	$(23,930)
Sales	18,569	14,697	23,562	22,658
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
     The Company evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and equity mutual funds;

•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds

•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of June 30, 2011, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
     The following table presents information about our assets measured at fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of June 30, 2011 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of June 30, 2011, the Company did not have any liabilities measured at fair value.

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets:
Fixed income securities:
U.S. Treasury debt	$5,532	$—	$—	$5,532
Mortgage backed securities	—	530	—	530
Corporate debt	—	77,716	—	77,716
Common stock	90,519	—	—	90,519
Mutual funds:
Equity	13,469	—	—	13,469
Fixed income	—	4,449	—	4,449

Total Assets	$109,520	$82,695	$—	$192,215

     There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2011.
11. LONG-TERM DEBT
     The Company has outstanding a principal amount of $130 million of 7 7/8% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company also has a senior secured revolving credit facility (the “credit facility”) for which borrowings bear interest at prime or LIBOR options with the current LIBOR option set at LIBOR plus 350 basis points and is collateralized by all personal property and by funeral home real property in certain states. The credit facility was undrawn at June 30, 2011, except for letters of credit of $0.1 million. Interest is payable quarterly. The credit facility matures in November 2012.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (“TIDES”) 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7 7/8% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7 7/8% Senior Notes. In April 2011, the Company repurchased 26,192 shares of these TIDES for approximately $953,000 and recorded a gain of $359,000. The Company converted and immediately cancelled these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 64,079 shares. For the six months ended June 30, 2011, the Company has purchased 26,742 shares of TIDES for approximately $972,000 and recorded a gain of $366,000. Additionally, 45,015 shares of common stock held in treasury that were repurchased TIDES in prior quarters were cancelled. At June 30, 2011, amounts outstanding under the convertible junior subordinated debenture totaled $91.5 million.
     The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of June 30, 2010 and 2011.
12. COMMITMENTS AND CONTINGENCIES
     Litigation
     We are a party to various litigation matters and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein. If we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters.
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. In addition, all discovery has been stayed and all pending motions including Plaintiffs’ motion for leave to file an amended complaint and Plaintiffs’ motion for class certification were dismissed without prejudice to re-file with leave of Court upon retention of new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial Court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court has recently issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will proceed. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
13. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     During the first quarter of 2011, 207,549 stock options were awarded to officers and certain employees. No stock options were awarded during the second quarter of 2011. As of June 30, 2011, 335,628 stock options remain unvested.
     For the second quarter of 2011, employees purchased a total of 19,743 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.13 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $66,000 and $95,000 for the three months ended June 30, 2010 and 2011, respectively and $124,000 and $172,000 for the six months ended June 30, 2010 and 2011, respectively.
     The fair value of the right (option) to purchase shares under the ESPP, is estimated on the date of grant (January 1, 2011) associated with the four quarterly purchase dates using the following assumptions:

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
     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year periods, respectively. The Company granted 200,051 and 15,376 shares of restricted stock to certain officers and employees during the first and second quarters, respectively, of 2011 which vest in 33 1/3% increments over three years. Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded $333,000 and $379,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2010 and 2011, respectively, and $611,000 and $761,000 in pre-tax compensation expense for the six months ended June 30, 2010 and 2011, respectively.
     Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Consequently, all meeting fees after March 22, 2010 were paid in cash. During the second quarter of 2011, each independent director was granted an annual equity retainer equal to $40,000 of the Company’s common stock. During the second quarter, the Company issued 20,524 shares of common stock to the independent directors for such retainer. One new director joined the Board of Directors during the second quarter of 2011, at which time he was granted 17,006 shares valued in total at $100,000. One-half of those shares vested immediately; the remainder vest over two years. The Company recorded $49,000 and $354,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2010 and 2011, respectively, and $326,000 and $407,000 in pretax compensation expense for the six months ended June 30, 2010 and 2011, respectively, related to the director fees, annual retainers and deferred compensation amortization.

     As of June 30, 2011, the Company had $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.9 years.
     Cash Dividends
     On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. The Board declared the first quarterly dividend of $0.025 share, totaling $460,000, which was paid on June 1, 2011 to common share record holders as of May 17, 2011. The Company has a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of the Company’s common stock.
14. RELATED PARTY TRANSACTIONS
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
15. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operating activities:
Six months ended June 30, 2011	$74,673	$24,092	$—	$98,765
Six months ended June 30, 2010	$68,525	$22,839	$—	$91,364

Income (loss) before income taxes:
Six months ended June 30, 2011	$22,139	$6,327	$(18,572)	$9,894
Six months ended June 30, 2010	$20,506	$4,831	$(16,734)	$8,603

Total assets:
June 30, 2011	$409,128	$243,341	$25,271	$677,740
December 31, 2010	$409,329	$242,461	$19,222	$671,012

16. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
Revenues
Goods
Funeral	$13,054	$13,986	$27,651	$29,590
Cemetery	8,008	8,246	14,988	15,458

Total goods	$21,062	$22,232	$42,639	$45,048

Services
Funeral	$17,458	$19,309	$36,700	$40,867
Cemetery	2,456	2,533	4,772	5,056

Total services	$19,914	$21,842	$41,472	$45,923

Financial revenue
Preneed funeral commission income	$497	$414	$1,185	$887
Preneed funeral trust earnings	1,426	1,856	2,989	3,329
Cemetery trust earnings	1,211	1,228	2,248	2,889
Cemetery finance charges	407	336	831	689

Total financial revenue	$3,541	$3,834	$7,253	$7,794

Total revenues	$44,517	$47,908	$91,364	$98,765

Cost of revenues
Goods
Funeral	$11,045	$11,684	$23,118	$24,550
Cemetery	6,197	6,043	11,848	11,516

Total goods	$17,242	$17,727	$34,966	$36,066

Services
Funeral	$9,217	$10,291	$19,313	$21,548
Cemetery	1,657	1,650	3,285	3,293

Total services	$10,874	$11,941	$22,598	$24,841

Financial expenses
Preneed funeral commissions	$312	$391	$658	$734

Total financial expenses	$312	$391	$658	$734

Total cost of revenues	$28,428	$30,059	$58,222	$61,641

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

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the six months
	ended June 30,
	2010	2011
Cash paid for interest and financing costs	$8,890	$8,810
Cash paid for income taxes	407	670
Fair value of stock issued to directors, officers and certain employees	1,097	1,464
Restricted common stock withheld for payroll taxes	56	301
Net withdrawals from preneed funeral trusts	1,269	2,290
Net (deposits)/withdrawals into/from preneed cemetery trusts	(786)	581
Net (deposits)/withdrawals into/from perpetual care trusts	(606)	310
Net decrease in preneed funeral receivables	85	375
Net (increase)/decrease in preneed cemetery receivables	(433)	210
Net (deposits)/withdrawals of receivables into/from preneed funeral trusts	(714)	(369)
Net change in preneed funeral receivables increasing deferred revenue	910	105
Net change in preneed cemetery receivables decreasing deferred revenue	(309)	(2)
Net withdrawals from preneed funeral trust accounts decreasing deferred preneed funeral receipts	(1,269)	(2,290)
Net deposits/(withdrawals) in cemetery trust accounts increasing/(decreasing) deferred cemetery receipts	786	(581)
Net deposits/(withdrawals) in perpetual care trust accounts increasing/(decreasing) perpetual care trusts’ corpus	426	(366)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement on Forward-Looking Statements
     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “plan”, “anticipate” and other similar words. Forward-looking statements are not guarantees of performance. Important factors that could cause actual results to differ materially from our expectations reflected in our forward-looking statements include those risks related to our business and our industry set forth in Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2011, we operated 151 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standards Operating Model” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of a Strategic Acquisition Model, described below under “—Acquisitions,” that guides our acquisition and disposition strategies. We expect both models, to drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
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

• The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to achievement of the Standards for that business.
     Funeral and Cemetery Operations
     Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed business to increase average revenues per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional burial and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
     Our funeral volumes have increased gradually from 23,366 in 2007 to 25,801 in 2010 (compound annual increase of 3.4%). Our funeral operating revenue has increased from $119.2 million in 2007 to $129.7 million in 2010 (compound annual increase of 2.9%). The increases are primarily because of businesses we acquired in 2007 through 2010 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 13.5% in volumes in the first six months of 2011 compared to the first six months of 2010, 0.5% of which resulted from organic growth and 13.0% through acquisitions. Funeral operating revenues for the six months ended June 30, 2011 were up 9.5% compared to the six months ended June 30, 2010.
     The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 44.1% for the year ended 2010 and was 46.3% for the first six months of 2011. A significant portion of that trend is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 41.2% for the six months ended June 30, 2011, up from 40.1% for the comparable period in 2010.
     Cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our 2010 cemetery revenues related to preneed sales of interment rights and mausoleums and related merchandise and services. As of June 30, 2011, those preneed sales were approximately 50.0% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 14.8% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2007 through 2010 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue for the first six months of 2011 increased 3.8% over the comparable period in 2010 and we experienced a 16.2% increase in trust fund earnings and finance charges. Also a 5.1% increase in atneed revenues contributed to the growth of revenues. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2011 is designed to expand our cemetery product offerings.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2010, we acquired one cemetery and five funeral home businesses. The consideration paid for these acquisitions was cash, which was generated from our operations. There were no businesses acquired during the first quarter of 2011. During the second quarter of 2011, we acquired two funeral home businesses. The consideration paid for these acquisitions was $5.1 million cash.
     Financial Highlights
     Net income for the three months ended June 30, 2011 totaled $2.6 million, equal to $0.14 per diluted share, compared to net income for the three months ended June 30, 2010 which totaled $2.3 million equal to $0.13 per diluted share. Net income for the six months ended June 30, 2011 totaled $5.9 million, equal to $0.32 per diluted share, compared to $5.1 million for the six months ended June 30, 2010, or $0.29 per diluted share. Total revenue for the three and six months ended June 30, 2011 was $47.9 million and $98.8 million, respectively, an increase of 7.6% and 8.1%, respectively, compared to $44.5 million and $91.4 millionfor the comparable periods in 2010. Our field reporting groups, funeral and cemetery, had increases in revenue and profit but were offset by increases in overhead due to personnel changes and upgrades.
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
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and six month periods ended June 30, 2010 and 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2011.
Three months ended June 30, 2010 compared to three months ended June 30, 2011 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$25,953	$25,876	$(77)	(0.3)%
Acquired operating revenue	4,546	7,419	2,873	63.2%
Preneed funeral insurance commissions	497	414	(83)	(16.7)%
Preneed funeral trust earnings	1,439	1,856	417	29.0%

Total	$32,435	$35,565	$3,130	9.6%

Operating profit:
Same store operating profit	$8,776	$9,190	$414	4.7%
Acquired operating profit	1,281	2,131	850	66.3%
Preneed funeral insurance commissions	185	23	(162)	(87.6)%
Preneed funeral trust earnings	1,439	1,856	417	29.0%

Total	$11,681	$13,200	$1,519	13.0%

     Funeral home same store operating revenues for the three months ended June 30, 2011 decreased $0.1 million, or 0.3%, when compared to the three months ended June 30, 2010. We experienced a 0.7% decrease in the number of contracts, however, the average revenue per contract increased 1.3% or $75 per contract for those existing operations at $5,662. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased 0.4% to $5,360. The number of traditional burial contracts declined slightly while the average revenue per burial contract increased 2.2% to $8,269. The cremation rate for the same store businesses rose from 40.1% to 41.4%. The average revenue per same store cremation contract decreased 3.9% to $3,006 and the number of cremation contracts increased 2.4%. Cremations with services declined from 45.9% of total cremation contracts in the second quarter of 2010 to 38.3% in the second quarter of 2011. The average revenue for “other” contracts, which make up approximately 6.9% of the number of contracts, increased 6.5% from $1,879 to $2,001. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same store operating profit for the three months ended June 30, 2011 increased $0.4 million, or 4.7%, from the comparable three months of 2010, and as a percentage of funeral same store operating revenue, increased from 33.8% to 35.5%. Despite higher self-insured costs, lower merchandise costs and general liability insurance expenses were the primary reasons for the increase in operating profit.
     Funeral home acquired revenues for the three months ended June 30, 2011 increased $2.9 million, or 63.2%, when compared to the three months ended June 30, 2010, as we experienced a 72.0% increase in the number of contracts, yet a decrease of 4.6%, to $4,049, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract declined 5.1% to $3,844. The cremation rate for the acquired businesses was 59.9% for the second quarter of 2011, up from 55.1% in the prior year period, as these businesses are located in higher cremation areas compared to our existing locations. The average revenue per cremation contract increased 7.7% to $2,660 for the second quarter of 2011 and the number of cremation contracts increased 87.0% compared to the same period of 2010.
     Acquired operating profit for the three months ended June 30, 2011 increased $0.8, or 66.3%, from the comparable three months of 2010 and, as a percentage of revenue from acquired businesses, was 28.2% for the second quarter of 2010 compared to 28.7% for the second quarter of 2011. As those funeral homes acquired in 2010 and 2011 transition into Carriage’s Standard Operating Model, we expect to see profit margins similar to those on a same store basis.
     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts increased $0.4 million, or 17.2%, in revenue and decreased $0.2 million, or 15.7%, in operating profit, compared to the second quarter of 2010 primarily due to higher realization in the current year of interest income, dividends and capital gains that have been allocated to individual maturing contracts.
Six months ended June 30, 2010 compared to six months ended June 30, 2011 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$54,635	$55,196	$561	1.0%
Acquired operating revenue	9,684	15,261	5,577	57.6%
Preneed funeral insurance commissions	1,185	887	(298)	(25.1)%
Preneed funeral trust earnings	3,021	3,329	308	10.2%

Total	$68,525	$74,673	$6,148	9.0%

Operating profit:
Same store operating profit	$19,136	$19,967	$831	4.3%
Acquired operating profit	2,752	4,392	1,640	60.0%
Preneed funeral insurance commissions	527	153	(374)	(71.0)%
Preneed funeral trust earnings	3,021	3,329	308	10.2%

Total	$25,436	$27,841	$2,405	9.4%

     Funeral home same store operating revenues for the six months ended June 30, 2011 increased $0.6 million, or 1.0%, when compared to the six months ended June 30, 2010. We experienced a 0.6% increase in the number of contracts and the average revenue per contract increased 0.4% for those existing operations at $5,654. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased 0.5% to $5,401. The number of traditional burial contracts remained flat while the average revenue per burial contract increased 1.5% to $8,215. The cremation rate for the same store businesses rose from 40.1% to 41.2%. The average revenue per same store cremation contract decreased 1.5% to $3,048 and the number of cremation contracts increased 3.4%. Cremations with services declined from 46.2% of total cremation contracts in the six months ended June 30, 2010 to 39.0% in the six months ended June 30, 2011. The average revenue for “other” contracts, which make up approximately 7.1% of the number of contracts, increased 10.0% from $1,984 to $2,139.
     Same store operating profit for the six months ended June 30, 2011 increased $0.8 million, or 4.3%, from the comparable six months of 2010, and as a percentage of funeral same store operating revenue, increased from 35.0% to 36.2%. Despite higher self-insured costs, the growth in revenues, lower merchandise costs and a decline in bad debt expense were the primary reasons for the increase in operating profit.
     Funeral home acquired revenues for the six months ended June 30, 2011 increased $5.6 million, or 57.6%, when compared to the six months ended June 30, 2010 as we experienced a 69.4% increase in the number of contracts, yet a decrease of 6.7%, to $4,013, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract declined 6.9% to $3,826. The cremation rate for the acquired businesses was 59.3% for the six months ended June 30, 2011, up from 52.2% in the prior year period, as these businesses are located in higher cremation areas compared to our existing locations. The average revenue per cremation contract increased 6.8% to $2,630 for the six months ended June 30, 2011 and the number of cremation contracts increased 92.5% compared to the same period of 2010.

     Acquired operating profit for the six months ended June 30, 2011 increased $1.6 million, or 60.0%, from the comparable six months of 2010 and, as a percentage of revenue from acquired funeral homes, was 28.4% for the six months ended June 30, 2010 compared to 28.8% for the six months ended June 30, 2011 as those businesses acquired in 2010 have not fully transitioned into Carriage’s Standard Operating Model.
     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, were relatively flat in revenue yet decreased 1.9% in operating profit, compared to the six months ended June 30, 2010.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2011.
Three months ended June 30, 2010 compared to three months ended June 30, 2011 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$8,916	$9,089	$173	1.9%
Acquired operating revenue	1,548	1,690	142	9.2%
Cemetery trust earnings	1,211	1,228	17	1.4%
Preneed cemetery finance charges	407	336	(71)	(17.4)%

Total	$12,082	$12,343	$261	2.2%

Operating profit:
Same store operating profit	$2,192	$2,554	$362	16.5%
Acquired operating profit	418	531	113	27.0%
Cemetery trust earnings	1,211	1,228	17	1.4%
Preneed cemetery finance charges	407	336	(71)	(17.4)%

Total	$4,228	$4,649	$421	9.9%

     Cemetery same store operating revenues for the three months ended June 30, 2011 increased $0.2 million, or 1.9%, compared to the three months ended June 30, 2010. Same store revenue from preneed property sales and deliveries of preneed merchandise and services deliveries increased slightly and atneed revenues increased $0.1 million, or 1.5%. We experienced 12.9% decrease in the number of interment rights (property) sold yet a 7.0% increase in the average price per interment compared to the second quarter of 2010. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased 1.0% to 89.3%.
     Cemetery same store operating profit for the three months ended June 30, 2011 increased $0.4 million, or 16.5%. As a percentage of revenues, cemetery same store operating profit increased from 24.6% to 28.1%. The increase in operating profit is primarily a result of a decline of $0.2 million, or 9.5%, in promotional expenses (primarily preneed sales commissions), a decrease of $0.1 million, or 5.2%, in preneed and atneed merchandise and service expenses and a $0.1 million decrease, or 8.2%, in facilities expenses.
     Cemetery acquired revenues for the three months ended June 30, 2011 increased $0.1 million, or 9.2%, compared to the three months ended June 30, 2010. Acquired revenue from preneed property sales increased 11.6%, preneed revenue from merchandise and services deliveries increased 24.5% and atneed revenues increased 3.3%. Cemetery acquired operating profit increased $0.1 million due to the increase in revenue.
     The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased 3.3%, when compared to the three months ended June 30, 2010. Earnings from perpetual care trust funds totaled $0.9 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010, a decrease of $0.2 million, or 17.8%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.2 million compared to the same period in 2010. Finance charges on the preneed contracts declined $0.1 million, or 17.4%.

Six months ended June 30, 2010 compared to six months ended June 30, 2011 (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$16,672	$17,152	$480	2.9%
Acquired operating revenue	3,088	3,362	274	8.9%
Cemetery trust earnings	2,248	2,889	641	28.5%
Preneed cemetery finance charges	831	689	(142)	(17.1)%

Total	$22,839	$24,092	$1,253	5.5%

Operating profit:
Same store operating profit	$3,744	$4,627	$883	23.6%
Acquired operating profit	883	1,077	194	22.0%
Cemetery trust earnings	2,248	2,889	641	28.5%
Preneed cemetery finance charges	831	689	(142)	(17.1)%

Total	$7,706	$9,282	$1,576	20.4%

     Cemetery same store operating revenues for the six months ended June 30, 2011 increased $0.5 million, or 2.9%, compared to the six months ended June 30, 2010. Same store revenue from preneed property sales increased $0.1 million, or 2.0% and atneed revenues increased $0.4 million, or 6.1%. Deliveries of preneed merchandise and services decreased slightly. We experienced a 13.5% decrease in the number of interment rights (property) sold, yet an 8.8% increase in the average price per interment compared to the six months ended June 30, 2010. The percentage of those interment property rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, remained flat at 87.9%.
     Cemetery same store operating profit for the six months ended June 30, 2011 increased $0.9 million, or 23.6%. As a percentage of revenues, cemetery same store operating profit increased from 22.5% to 27.0%. The increase in operating profit is primarily a result from a decline of $0.3 million, or 10.0%, in promotional expenses (primarily preneed sales commissions) and a decrease of $0.2 million, or 22.0%, in bad debts in addition to an approximate 1.9% decrease in other controllable costs.
     Cemetery acquired revenues for the six months ended June 30, 2011 increased $0.3 million, or 8.9%, compared to the six months ended June 30, 2010. Acquired revenue from preneed property sales increased $0.2 million, or 15.8%, and preneed revenue from merchandise and services deliveries increased $0.1 million, or 18.7% while atneed revenues remained flat. Cemetery acquired operating profit increased $0.2 million due to the increase in revenue.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $0.5 million, or 16.2%, when compared to the six months ended June 30, 2010. Earnings from perpetual care trust funds totaled $2.3 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010, an increase of 11.4%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.4 million compared to the same period in 2010. Finance charges on the preneed contracts declined $0.1 million, or 17.1%.
     Other. General and administrative expenses totaled $9.6 million for the six months ended June 30, 2011, an increase of $2.0 million, or 26.9%, compared to the six months ended June 30, 2010, primarily due to the expansion and upgrade of talent in our regional operations organization and home office support departments.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for the year ended December 31, 2010 and for the first six months of 2011. Carriage has utilized its remaining $12.6 million of net operating loss carryforwards to offset federal taxable income during the current period. Carriage also has approximately $56.1 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. Accordingly, a valuation allowance of approximately $2.2 million was established and is reviewed every quarter related to the deferred tax asset related to the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     Carriage began 2011 with $1.3 million in cash and other liquid investments and ended the second quarter with $5.2 million in cash and an undrawn $40.0 million bank credit facility (including $0.1 million of letters of credit). The elements of cash flow for the six months ended June 30, 2011 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$1.3
Cash flow from operations	15.8
Acquisitions	(5.1)
Paydown on the bank credit facility	(0.6)
Maintenance capital expenditures	(3.4)
Dividends on common stock	(0.5)
Purchase of convertible junior subordinated debentures	(1.0)
Growth capital expenditures — funeral homes	(0.3)
Growth capital expenditures — cemeteries	(1.0)

Cash at June 30, 2011	$5.2

     For the six months ended June 30, 2011, cash provided by operating activities was $15.8 million as compared to $14.5 million for the six months ended June 30, 2010. Capital expenditures totaled $4.6 million for the six months ended June 30, 2011 compared to $4.4 million for the six months ended June 30, 2010. Capital expenditures for the first six months of 2011 included $1.3 million for cemetery inventory development projects and funeral home expansion projects.
     The outstanding principal of senior debt at June 30, 2011 totaled $136.3 million and consisted of $130.0 million in 7 7/8% Senior Notes maturing in 2015, and $6.3 million in acquisition indebtedness and capital lease obligations. Additionally, $0.1 million in letters of credit were issued and outstanding under the credit facility at June 30, 2011.
     The Company has a $40.0 million senior secured revolving credit facility that matures in November 2012 and is collateralized by all personal property and funeral home real property in certain states. The credit facility also contains an accordion provision to borrow up to an additional $20.0 million. Borrowings under the credit facility bear interest at either prime or LIBOR options. At June 30, 2011, the prime rate option was equivalent to 5.75% and the LIBOR option was equivalent to 3.69%, which is set at the 30 day LIBOR rate plus 350 basis points.
     A total of $91.5 million was outstanding at June 30, 2011 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of TIDES. The rights under the debentures are functionally equivalent to those of the TIDES. In April 2011, the Company repurchased 26,192 shares of these TIDES for approximately $0.9 million and recorded a gain of $0.4 million. The Company converted and immediately cancelled these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 64,079 shares. For the six months ended June 30, 2011, the Company has purchased 26,742 shares of TIDES for approximately $1.0 million and recorded a gain of $0.4 million. Additionally, 45,015 shares of common stock held in treasury that were repurchased TIDES in prior quarters were cancelled.
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
     On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for its common stock. The Board declared the first quarterly dividend of $0.025 per share, which was paid on June 1, 2011, to common share record holders as of May 17, 2011.
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
     The 7 7/8% Senior Notes were issued to the public at par and are carried at a cost of $130 million. At June 30, 2011, these securities were typically trading at a price of approximately $100.50, indicating a fair market value of approximately $131 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $91.5 million. The fair value of these securities is estimated to be approximately $72 million at June 30, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
Item 4. Controls and Procedures
     In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the matters in Note 12 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

*101	Interactive Data Files

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date: August 5, 2011	/s/ Terry E. Sanford
Terry E. Sanford
Executive Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS
11.1	Computation of Per Share Earnings

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

*101	Interactive Data Files

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.