Form 10-Q
period 2011-09-30
CARRIAGE SERVICES INC
filed 2011-11-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2011 was 18,447,452

CARRIAGE SERVICES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$4,264
Accounts receivable, net of allowance for bad debts of $979 in 2010 and $822 in 2011	15,587	13,393
Inventories and other current assets	10,828	11,281

Total current assets	27,694	28,938

Preneed cemetery trust investments	79,691	62,322
Preneed funeral trust investments	81,143	70,798
Preneed receivables, net of allowance for bad debts of $1,933 in 2010 and $1,774 in 2011	24,099	24,224
Receivables from preneed funeral trusts	21,866	22,380
Property, plant and equipment, net of accumulated depreciation of $71,700 in 2010 and $76,223 in 2011	128,472	131,493
Cemetery property	71,128	71,450
Goodwill	183,324	190,430
Deferred charges and other non-current assets	7,860	11,844
Cemetery perpetual care trust investments	45,735	37,933

Total assets	$671,012	$651,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$563	$574
Accounts payable and other liabilities	9,700	14,963
Accrued liabilities	14,896	13,402

Total current liabilities	25,159	28,939
Senior long-term debt, net of current portion	132,416	131,471
Convertible junior subordinated debentures due in 2029 to an affiliate	92,858	89,770
Obligations under capital leases, net of current portion	4,289	4,187
Deferred preneed cemetery revenue	50,125	58,914
Deferred preneed funeral revenue	39,517	40,331
Deferred preneed cemetery receipts held in trust	79,691	62,322
Deferred preneed funeral receipts held in trust	81,143	70,798
Care trusts’ corpus	45,941	37,927

Total liabilities	551,139	524,659

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 21,311,000 and 21,546,000 shares issued at December 31, 2010 and September 30, 2011, respectively	213	216
Additional paid-in capital	200,987	201,020
Accumulated deficit	(70,951)	(64,283)
Treasury stock, at cost; 3,153,000 and 3,108,000 shares at December 31, 2010 and September 30, 2011, respectively	(10,576)	(10,000)

Total stockholders’ equity	119,673	126,953

Total liabilities and stockholders’ equity	$671,012	$651,812

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Revenues:
Funeral	$33,292	$33,689	$101,817	$108,361
Cemetery	12,193	10,389	35,032	34,482

	45,485	44,078	136,849	142,843
Field costs and expenses:
Funeral	22,866	21,546	65,956	68,378
Cemetery	8,329	7,351	23,462	22,160
Depreciation and amortization	2,184	2,035	6,417	6,459
Regional and unallocated funeral and cemetery costs	2,047	2,501	5,405	6,532

	35,426	33,433	101,240	103,529

Gross profit	10,059	10,645	35,609	39,314

Corporate costs and expenses:
General and administrative costs and expenses	3,808	4,788	11,375	14,390
Home office depreciation and amortization	314	255	1,038	750

	4,122	5,043	12,413	15,140

Operating income	5,937	5,602	23,196	24,174

Interest expense	(4,571)	(4,564)	(13,696)	(13,628)
Gain on repurchase of junior subordinated debentures	—	481	316	846
Loss on early extinguishment of debt	—	(201)	—	(201)
Interest income and other, net	1	13	154	34

Total interest and other	(4,570)	(4,271)	(13,226)	(12,949)

Income before income taxes	1,367	1,331	9,970	11,225
Provision for income taxes	(508)	(539)	(4,038)	(4,546)

Net income	859	792	5,932	6,679
Preferred stock dividend	4	5	11	12

Net income available to common stockholders	$855	$787	$5,921	$6,667

Basic earnings per common share:	$0.05	$0.04	$0.34	$0.36

Diluted earnings per common share:	$0.05	$0.04	$0.33	$0.36

Dividends declared per share	$—	$0.025	$—	$0.05

Weighted average number of common and common equivalent shares outstanding:
Basic	17,520	18,414	17,549	18,339

Diluted	17,726	18,461	17,775	18,381

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the nine months ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$5,932	$6,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,455	7,209
Amortization of deferred financing costs	545	534
Gain on repurchase of convertible junior subordinated debentures	(316)	(846)
Loss on early extinguishment of debt	—	201
Provision for losses on accounts receivable	2,813	2,360
Stock-based compensation expense	1,396	1,558
Deferred income taxes	500	(3,642)
Other	(149)	(37)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,252)	250
Inventories and other current assets	2,015	(775)
Deferred charges and other	—	(38)
Preneed funeral and cemetery trust investments	(987)	3,604
Accounts payable and accrued liabilities	(1,799)	3,321
Deferred preneed funeral and cemetery revenue	316	8,708
Deferred preneed funeral and cemetery receipts held in trust	1,080	(3,816)

Net cash provided by operating activities	16,549	25,270

Cash flows from investing activities:
Acquisitions	(16,792)	(10,300)
Net proceeds from the sale of assets	400	—
Capital expenditures	(6,892)	(7,774)

Net cash used in investing activities	(23,284)	(18,074)

Cash flows from financing activities:
Borrowings under (payments on) the bank credit facility	5,000	(600)
Payments on senior long-term debt and obligations under capital leases	(346)	(436)
Proceeds from the exercise of stock options and employee stock purchase plan	441	325
Dividends on common stock	—	(920)
Dividends on redeemable preferred stock	(11)	(12)
Repurchase of convertible junior subordinated debentures	(576)	(2,241)
Payment of loan origination fees	—	(333)
Other financing costs	(43)	6

Net cash provided by (used in) financing activities	4,465	(4,211)

Net (decrease) increase in cash and cash equivalents	(2,270)	2,985
Cash and cash equivalents at beginning of period	3,616	1,279

Cash and cash equivalents at end of period	$1,346	$4,264

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The Company
     Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2011, the Company owned and operated 155 funeral homes in 25 states and 33 cemeteries in 12 states.
     Principles of Consolidation
     The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Interim Condensed Disclosures
     The information for the three and nine month periods ended September 30, 2010 and 2011 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith.
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
     During the third quarter of 2010, the Company acquired a funeral home business in Huntington Beach, California. During the third quarter of 2011, the Company completed two funeral home acquisitions, one located in Duncan, Oklahoma and the other in Modesto, California. See Note 3 to the Consolidated Financial Statements herein for further information on the 2011 acquisitions.
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
     Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Exhibit 11.1 to this Quarterly Report on Form 10-Q for the computation of per share earnings.
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
     Fair Value Measurements
     We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 10 to the Consolidated Financial Statements. The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented herein in Note 10 to the Consolidated Financial Statements. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three months ended September 30, 2011, we did not incur significant decreases in the volume or level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of September 30, 2011, no impairment has been identified.
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our 7⅞% Senior Notes were issued to the public at par in January 2005 and are carried at a cost of $130 million. At September 30, 2011, these securities were typically trading at a price of approximately $98.0, indicating a fair market value of approximately $127.4 million. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $90 million. The fair value of these securities is estimated to be approximately $79 million at September 30, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
     Goodwill Impairment Testing
     In September 2011, new guidance was issued to modify the method used to perform the first step of the two step process for the annual goodwill impairment test. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted this update early for its annual impairment testing as of August 31, 2011.
     Pro Forma Information for Business Combinations
     In December 2010, new guidance was issued for disclosing supplementary pro forma information for business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. The adoption of this accounting standard update will apply to material business combinations and is not expected to have a material impact on our Consolidated Financial Statements.
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
     During the third quarter of 2011, the Company completed two acquisitions. The consideration paid for those businesses was $5.2 million in cash. The Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts of a funeral business in Oklahoma. The second acquisition was a funeral business in California in which the Company is leasing the funeral home facilities for approximately $142,000 annually. The assets and liabilities were recorded at fair value and included goodwill. The results of the acquired businesses are included in the Company’s results from the date of acquisition. Selected information on the acquisitions follows (in millions):

			Assets
			Acquired		Liabilities
			(Excluding	Goodwill	and Debt
Acquisition Date	Type of Business	Market	Goodwill)	Recorded	Assumed
August 2011	Funeral Home	Duncan, OK	$1.6	$2.4	—

September 2011	3 Funeral Homes	Modesto, CA	$0.1	$1.1	—

     The effect of the acquisitions on the Consolidated Balance Sheets at September 30, 2011 was as follows (in thousands):

Current assets	55
Property, plant & equipment	1,638
Goodwill	3,514
Preneed funeral trust investment	104
Deferred preneed receipts held in trust	(104)
Accrued liabilities	(7)

Total consideration	$5,200

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
     The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

September 30, 2011
Goodwill at beginning of year	$183,324
Acquisitions and changes in previous estimates	7,106

Goodwill at end of period	$190,430

     Changes in previous estimates are related to adjustments for inventory values.
5. PRENEED TRUST INVESTMENTS
     Preneed Cemetery Trust Investments
     Preneed cemetery trust investments represent trust fund assets that the Company will withdraw when the merchandise or services are provided. The components of preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 are as follows (in thousands):

	December 31, 2010	September 30, 2011
Preneed cemetery trust investments	$81,771	$64,580
Less: allowance for contract cancellation	(2,080)	(2,258)

	$79,691	$62,322

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
     The cost and fair market values associated with preneed cemetery trust investments at September 30, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Market Value
Cash and money market accounts	$1,139	$—	$—	$1,139
Fixed income securities:
Corporate debt	39,016	405	(3,264)	36,157
Other	2	—	—	2
Common stock	31,326	49	(8,808)	22,567
Mutual funds:
Equity	3,769	33	—	3,802

Trust securities	$75,252	$487	$(12,072)	$63,667

Accrued investment income	$913			$913

Preneed cemetery trust investments				$64,580

Fair market value as a percentage of cost				84.6%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,576
Due in five to ten years	12,273
Thereafter	21,310

$36,159

     Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Investment income	$844	$840	$2,423	$2,704
Realized gains	3,182	3,779	8,938	13,871
Realized losses	(27)	(597)	(733)	(1,143)
Expenses and taxes	(130)	(252)	(449)	(1,105)
Increase in deferred preneed cemetery receipts held in trust	(3,869)	(3,770)	(10,179)	(14,327)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Purchases	$(10,449)	$(42,832)	$(42,818)	$(87,897)
Sales	10,028	51,730	41,214	97,406

     Preneed Funeral Trust Investments
     Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 are as follows (in thousands):

	December 31, 2010	September 30, 2011
Preneed funeral trust investments	$83,324	$73,245
Less: allowance for contract cancellation	(2,181)	(2,447)

	$81,143	$70,798

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
     The cost and fair market values associated with preneed funeral trust investments at September 30, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$10,173	$—	$—	$10,173
Fixed income securities:
U.S. Treasury debt	5,657	127	(36)	5,748
Mortgage backed securities	540	16	(3)	553
Corporate debt	26,291	464	(1,886)	24,869
Common stock	22,908	116	(6,079)	16,945
Mutual funds:
Equity	9,301	—	(1,681)	7,620
Fixed income	4,405	151	(88)	4,468
Other investments	2,268	—	—	2,268

Trust securities	$81,543	$874	$(9,773)	$72,644

Accrued investment income	$601			$601

Preneed funeral trust investments				$73,245

Fair market value as a percentage of cost				89.1%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,402
Due in one to five years	4,636
Due in five to ten years	10,071
Thereafter	15,061

$31,170

     Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Investment income	$845	$625	$2,425	$2,177
Realized gains	4,469	2,241	9,645	10,611
Realized losses	(20)	(608)	(496)	(1,096)
Expenses and taxes	(154)	(259)	(662)	(987)
Increase in deferred preneed funeral receipts held in trust	(5,140)	(1,999)	(10,912)	(10,705)

	$—	$—	$—	$—

     Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Purchases	$(1,520)	$(26,857)	$(3,972)	$(71,560)
Sales	17	25,867	2,791	68,404
6. PRENEED CEMETERY RECEIVABLES
     Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. At September 30, 2011, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $18.3 million and $9.6 million, respectively, of which $8.2 million is presented in Accounts Receivable and $19.7 million is presented in Preneed Receivables.
     The Company determines an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 1.9% of the total receivables on recognized sales at September 30, 2011. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2011, changes in the allowance for contract cancellations was as follows (in thousands):

September 30, 2011
Beginning balance	$1,488
Write-offs and cancellations	—
Recoveries	—
Provision	187

Ending balance	$1,301

     The Company has a collections policy where past due notifications are sent to the customer beginning at 15 days past due and thereafter periodically until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector.
     The aging of past due financing receivables as of September 30, 2011 is as follows (in thousands):

	31-60	61-90	91-120	>120			Total Financing
	Past Due	Past Due	Past Due	Past Due	Total Past Due	Current	Receivables
Recognized revenue	$713	$421	$204	$379	$1,717	$17,801	$19,518
Deferred revenue	290	168	84	164	706	7,715	8,421

Total contracts	$1,003	$589	$288	$543	$2,423	$25,516	$27,939

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
     The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost. As of September 30, 2011, receivables from preneed funeral trusts was as follows (in thousands):

	December 31, 2010	September 30, 2011
Preneed funeral trust funds	$22,542	$23,071
Less: allowance for contract cancellation	(676)	(691)

	$21,866	$22,380

8. CONTRACTS SECURED BY INSURANCE
     Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $205.0 million and $214.7 million at December 31, 2010 and September 30, 2011, respectively, and are not included in the Company’s Consolidated Balance Sheets.
9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
     Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2010 and September 30, 2011 are as follows (in thousands):

	December 31, 2010	September 30, 2011
Trust assets, at fair value	$45,735	$37,933
Pending withdrawals of income from trust	—	(6)
Obligations due to trust	206	—

Care trusts’ corpus	$45,941	$37,927

     The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2011 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

		Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
Cash and money market accounts	$216	$—	$—	$216
Fixed income securities:
Corporate debt	25,586	250	(2,224)	23,612
Common stock	18,815	29	(5,341)	13,503
Other	1	—	—	1

Trust securities	$44,618	$279	$(7,565)	$37,332

Accrued investment income	$601			$601

Cemetery perpetual care trust investments				$37,933

Fair market value as a percentage of cost				83.7%

     The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,475
Due in five to ten years	8,811
Thereafter	13,326

$23,612

     Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Undistributable realized gains	$1,037	$1,350	$3,579	$7,032
Undistributable realized losses	(3)	(330)	(741)	(645)
Increase in Care trusts’ corpus	(1,034)	(1,020)	(2,838)	(6,387)

	$—	$—	$—	$—

     Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2010 and 2011 are as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Investment income	$288	$605	$1,521	$1,782
Realized gains	682	—	1,532	1,085
Expenses	—	(37)	(21)	—

Total	$970	$568	$3,032	$2,867

     Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Purchases	$(6,757)	$(2,609)	$(29,831)	$(26,539)
Sales	7,498	17,463	31,060	40,121
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
     The Company evaluated its assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•	Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and equity mutual funds;
•	Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds.
•	Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of September 30, 2011, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
     The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

     The following table summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of September 30, 2011 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of September 30, 2011, the Company did not have any liabilities measured at fair value.

		Significant Other	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Assets:
Fixed income securities:
U.S. Treasury debt	$5,748	$—	$—	$5,748
Mortgage backed securities	—	556	—	556
Corporate debt	—	84,638	—	84,638
Common stock	53,015	—	—	53,015
Mutual funds:
Equity	11,423	—	—	11,423
Fixed income	—	6,735	—	6,735

Total Assets	$70,186	$91,929	$—	$162,115

     There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.
11. LONG-TERM DEBT
     The Company has outstanding a principal amount of $130.0 million of 7⅞% unsecured Senior Notes, due in 2015, with interest payable semi-annually. The Company had a $40.0 million senior secured revolving credit facility with a $20.0 million accordion feature that was to mature in November 2012 and was collateralized by all personal property and funeral home real property in certain states. Effective August 11, 2011, the Company entered into a new secured revolving credit facility with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The credit facility matures in October 2014 and under certain conditions may be extended to October 2016. The credit facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the credit facility bear interest at either prime or LIBOR options. At September 30, 2011 the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. During the third quarter of 2011, the Company recorded a charge of approximately $201,000 to write-off the remaining unamortized fees on the prior credit facility. The fees related to the new credit facility were approximately $334,000 and are being amortized over the life of the facility.
     Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (“TIDES”) 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the 7⅞% Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the 7⅞% Senior Notes. In August 2011, the Company repurchased 35,000 shares of these TIDES for approximately $1,269,000 and recorded a gain of $481,000. The Company converted and immediately cancelled these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 85,628 shares. No repurchases were made in the third quarter of 2010. For the nine months ended September 30, 2010, the Company had repurchased 17,850 shares of TIDES for approximately $576,000 and recorded gains of $316,000. For the nine months ended September 30, 2011, the Company has repurchased 61,742 shares of TIDES for approximately $2,241,000 and recorded gains totaling $846,000. At September 30, 2011, amounts outstanding under the convertible junior subordinated debenture totaled $89.8 million.
     The Company was in compliance with the covenants contained in the previous and new credit facilities, as applicable, and the Senior Notes as of September 30, 2010 and 2011.

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
     Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial Court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will now proceed. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.
13. STOCK-BASED COMPENSATION
     Stock Options and Employee Stock Purchase Plan
     During the third quarter of 2011, 3,000 stock options were awarded to an employee. The value of these options was $15,630. The stock options vest in 33⅓% increments over a three year period and expire August 10, 2021. As of September 30, 2011, 628,000 stock options are outstanding and 338,000 stock options remain unvested.
     For the third quarter of 2011, employees purchased a total of 23,998 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.18 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $75,000 and $100,000 for the three months ended September 30, 2010 and 2011, respectively, and $199,000 and $272,000 for the nine months ended September 30, 2010 and 2011, respectively.
     The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2011) associated with the four quarterly purchase dates using the following assumptions:

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

     Common Stock Grants
     The Company, from time to time, issues shares of restricted common stock to certain officers, directors and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33⅓% increments over four or three year periods, respectively. On September 1, 2011, L. William Heiligbrodt was appointed to serve as a full-time executive officer as the Vice Chairman of the Board of Directors of the Company. In connection with his appointment, Mr. Heiligbrodt was granted 22,500 shares of common stock valued at $130,725 which vest over a three year period. Related to the vesting of restricted stock awards previously awarded to our officers and employees, the Company recorded $366,000 and $330,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2010 and 2011, respectively, and $977,000 and $1,081,000 in pre-tax compensation expense for the nine months ended September 30, 2010 and 2011, respectively.
     Effective March 22, 2010, and as subsequently revised on July 14, 2010, the Board of Directors approved a Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Consequently, all meeting fees after March 22, 2010 have been paid in cash. A new director joined the Board of Directors during the third quarter of 2011, at which time he was granted 19,193 shares valued in total at $100,000. One-half of those shares vested immediately; the remainder vest over two years. The Company recorded $66,000 and $160,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2010 and 2011, respectively, and $392,000 and $503,000 in pretax compensation expense for the nine months ended September 30, 2010 and 2011, respectively, related to the director fees, annual retainers and stock compensation amortization.
     As of September 30, 2011, the Company had $2.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.8 years.
     Cash Dividends
     On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. The Board declared a quarterly dividend of $0.025 per share, totaling approximately $460,000, which was paid on September 1, 2011 to record holders of our common stock as of August 12, 2011. For the nine months ended September 30, 2011, the Company has declared dividends of $0.05 per share, totaling $920,000. The Company has a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of the Company’s common stock.
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
15. MAJOR SEGMENTS OF BUSINESS
     Carriage conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operating activities:
Nine months ended September 30, 2011	$108,361	$34,482	$—	$142,843
Nine months ended September 30, 2010	$101,817	$35,032	$—	$136,849

Income (loss) before income taxes:
Nine months ended September 30, 2011	$32,509	$8,063	$(29,347)	$11,225
Nine months ended September 30, 2010	$28,218	$7,115	$(25,363)	$9,970

Total assets:
September 30, 2011	$407,388	$216,928	$27,496	$651,812
December 31, 2010	$409,329	$242,461	$19,222	$671,012

16. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
Revenues
Goods
Funeral	$13,077	$13,323	$40,729	$42,913
Cemetery	8,260	6,683	23,248	22,140

Total goods	$21,337	$20,006	$63,977	$65,053

Services
Funeral	$18,030	$18,327	$54,729	$59,192
Cemetery	2,440	2,388	7,212	7,446

Total services	$20,470	$20,715	$61,941	$66,638

Financial revenue
Preneed funeral commission income	$632	$513	$1,817	$1,400
Preneed funeral trust earnings	1,553	1,526	4,542	4,856
Cemetery trust earnings	1,121	983	3,369	3,872
Cemetery finance charges	372	335	1,203	1,024

Total financial revenue	$3,678	$3,357	$10,931	$11,152

Total revenues	$45,485	$44,078	$136,849	$142,843

Cost of revenues
Goods
Funeral	$11,816	$11,264	$34,948	$35,818
Cemetery	6,613	5,583	18,460	17,107

Total goods	$18,429	$16,847	$53,408	$52,925

Services
Funeral	$10,637	$9,910	$29,937	$31,455
Cemetery	1,716	1,768	5,002	5,053

Total services	$12,353	$11,678	$34,939	$36,508

Financial expenses
Preneed funeral commissions	$413	$372	$1,071	$1,105

Total financial expenses	$413	$372	$1,071	$1,105

Total cost of revenues	$31,195	$28,897	$89,418	$90,538

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

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the nine months
	ended September 30,
	2010	2011
Cash paid for interest and financing costs	$15,914	$15,958
Cash paid for income taxes	684	1,258
Fair value of stock issued to directors, officers and certain employees	1,097	1,591
Restricted common stock withheld for payroll taxes	90	352
Net (deposits)/withdrawals into/from preneed funeral trusts	1,111	(3,795)
Net (deposits)/withdrawals into/from preneed cemetery trusts	(2,119)	7,052
Net (deposits)/withdrawals into/from perpetual care trusts	(75)	347
Net decrease in preneed funeral receivables	666	291
Net (increase)/decrease in preneed cemetery receivables	(1,093)	105
Net (deposits)/withdrawals of receivables into/from preneed funeral trusts	96	(139)
Net change in preneed funeral receivables increasing deferred revenue	69	403
Net change in preneed cemetery receivables increasing deferred revenue	247	8,305
Net deposits/(withdrawals) from preneed funeral trust accounts increasing/(decreasing) deferred preneed funeral receipts	(1,111)	3,795
Net deposits/(withdrawals) in cemetery trust accounts increasing/(decreasing) deferred cemetery receipts	2,119	(7,052)
Net deposits/(withdrawals) in perpetual care trust accounts increasing/(decreasing) perpetual care trusts’ corpus	72	(559)
18. SUBSEQUENT EVENTS
     On October 20, 2011 the Company acquired a funeral home business in Northeast Kentucky for $2.5 million. In the acquisition, the Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts.

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
OVERVIEW
     General
     We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2011, we operated 155 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
     We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, which we refer to as the “Standards Operating Model”, focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of a Strategic Acquisition Model, described below under “Acquisitions,” that guides our acquisition and disposition strategies. We expect both models to drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:
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
     Our funeral volumes have increased gradually from 23,366 in 2007 to 25,801 in 2010 (compound annual increase of 3.4%). Our funeral operating revenue has increased from $119.2 million in 2007 to $129.7 million in 2010 (compound annual increase of 2.9%). The increases are primarily because of businesses we acquired in 2007 through 2010 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 9.5% in volumes in the first nine months of 2011 compared to the first nine months of 2010, 0.1% of which resulted from organic growth and 9.4% through acquisitions. Funeral operating revenues for the nine months ended September 30, 2011 were up 7.0% compared to the nine months ended September 30, 2010 primarily due to the acquisitions.
     The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 44.1% for the year ended 2010 and was 46.4% for the first nine months of 2011. A significant portion of that trend is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 41.9% for the nine months ended September 30, 2011, up from 40.6% for the comparable period in 2010.
     Cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our 2010 cemetery revenues related to preneed sales of interment rights and mausoleums and related merchandise and services. As of September 30, 2011, those preneed sales were approximately 50.2% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 14.2% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
     Our cemetery financial performance from 2007 through 2010 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue for the first nine months of 2011 decreased 2.9% over the comparable period in 2010, net of a 7.0% increase in trust fund earnings and finance charges. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2011 is designed to expand our cemetery product offerings.
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
     Preneed funeral trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This perpetual care trust fund income is recognized, as earned, in cemetery revenues.
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
     In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2010, we acquired one cemetery and five funeral home businesses. The consideration paid for these acquisitions was cash, which was generated from our operations. During the first half of 2011, we acquired two funeral home businesses and during the third quarter of 2011, we acquired two more funeral homes. The consideration paid for the acquisitions in the third quarter of 2011 was $5.2 million cash and totaled $10.3 million for the nine months ended September 30, 2011.
     Financial Highlights
     Net income for the three months ended September 30, 2011 totaled $0.8 million, equal to $0.04 per diluted share, compared to net income for the three months ended September 30, 2010 which totaled $0.9 million, equal to $0.05 per diluted share. Net income for the nine months ended September 30, 2011 totaled $6.7 million, equal to $0.36 per diluted share, compared to $5.9 million for the nine months ended September 30, 2010, or $0.33 per diluted share. Total revenue for the three and nine months ended September 30, 2011 was $44.1 million and $142.8 million, respectively, a decrease of 3.1% and an increase of 4.4%, respectively, compared to $45.5 million and $136.8 million for the comparable periods in 2010. Our funeral segment experienced increases in revenue and profit, whereas the cemetery segment experienced declines. We experienced increases in overhead costs due in part to acquisition costs and incentive compensation.
     The Company is providing a reconciliation below from the GAAP results to Non-GAAP results in order to present financial results that would have been reported when considering special items detailed in the reconciliation. The Company provides this information for investors to help facilitate the comparison of the current period results with the Company’s previous results and the competitors’ operating results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
(In millions, except diluted EPS)

	Three Months Ended September 30,
	2010		2011
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Net income available to common stockholders, as reported	$0.9	$0.05	$0.8	$0.04
After-tax special items:
Withdrawable trust income(1)	0.7	0.04	0.8	0.04
Gain on repurchase of convertible junior subordinated debenture	—	—	(0.2)	(0.01)
Losses on early extinguishment of debt	—	—	0.1	0.01
Acquisition expenses	0.1	0.01	0.4	0.02

Non-GAAP Net income including special items	$1.7	$0.10	$1.9	$0.10

Diluted weighted average shares outstanding (in thousands)		17,726		18,461

(In millions, except diluted EPS)

	Nine Months Ended September 30,
	2010		2011
	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS
Net income available to common stockholders, as reported	$5.9	$0.33	$6.7	$0.36
After-tax special items:
Withdrawable trust income(1)	1.8	0.10	2.9	0.16
Gain on repurchase of convertible junior subordinated debenture	(0.2)	(0.01)	(0.5)	(0.03)
Securities transactions expenses	—	—	0.3	0.02
Losses on early extinguishment of debt	—	—	0.1	0.01
Acquisition expenses	0.4	0.02	0.6	0.03
Recovery of legal fees	(0.4)	(0.02)	—	—

Non-GAAP Net income including special items	$7.5	$0.42	$10.1	$0.55

Diluted weighted average shares outstanding (in thousands)		17,775		18,381

(1)	Withdrawable trust income is realized income from cemetery preneed trust funds in certain states in which the income can be withdrawn currently but will be recognized in future periods when the death has occurred and the products delivered.
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

RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the three and nine month periods ended September 30, 2010 and 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
     Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2011.
Three months ended September 30, 2010 compared to three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$25,478	$24,388	$(1,090)	(4.3)%
Acquired operating revenue	5,629	7,262	1,633	29.0%
Preneed funeral insurance commissions	632	513	(119)	(18.8)%
Preneed funeral trust earnings	1,553	1,526	(27)	(1.7)%

Total	$33,292	$33,689	$397	1.2%

Operating profit:
Same store operating profit	$7,807	$8,254	$447	5.7%
Acquired operating profit	847	2,221	1,374	162.2%
Preneed funeral insurance commissions	219	142	(77)	(35.2)%
Preneed funeral trust earnings	1,553	1,526	(27)	(1.7)%

Total	$10,426	$12,143	$1,717	16.5%

     Funeral home same store operating revenues for the three months ended September 30, 2011 decreased $1.1 million, or 4.3%, when compared to the three months ended September 30, 2010. We experienced a 4.5% decrease in the number of contracts, and the average revenue per contract decreased 0.3%, or $18 per contract, to $5,504 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased 0.2% to $5,260. The number of traditional burial contracts declined 7.0% while the average revenue per burial contract increased 1.2% to $8,167. The cremation rate for the same store businesses rose from 41.7% to 42.5%. The average revenue per same store cremation contract decreased 0.3% to $3,084 and the number of cremation contracts decreased 2.5%. Cremations with services declined from 42.5% of total cremation contracts in the third quarter of 2010 to 38.2% in the third quarter of 2011. The average revenue for “other” contracts, which make up approximately 6.9% of the number of contracts, increased 4.0% from $1,987 to $2,066. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
     Same store operating profit for the three months ended September 30, 2011 increased $0.4 million, or 5.7%, from the comparable three months of 2010, and as a percentage of funeral same store operating revenue, increased from 30.6% to 33.8%. Lower promotional expenses, salaries and benefits and general liability insurance expenses were the primary reasons for the increase in operating profit.
     Funeral home acquired revenues for the three months ended September 30, 2011 increased $1.6 million, or 29.0%, when compared to the three months ended September 30, 2010, as we experienced a 21.3% increase in the number of contracts, and an increase of 7.8%, to $4,132, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 6.3% to $3,918. The cremation rate for the acquired businesses was 56.8% for the third quarter of 2011, down from 60.1% in the prior year period. The average revenue per cremation contract increased 7.7% to $2,557 for the third quarter of 2011 and the number of cremation contracts increased 14.5% compared to the same period of 2010.

     Acquired operating profit for the three months ended September 30, 2011 increased $1.4 million from the comparable three months of 2010 and, as a percentage of revenue from acquired businesses, was 15.0% for the third quarter of 2010 compared to 30.6% for the third quarter of 2011. As those funeral homes acquired in 2010 and 2011 transition into Carriage’s Standard Operating Model, we expect to see profit margins similar to those on a same store basis.
Nine months ended September 30, 2010 compared to six months ended September 30, 2011 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$80,113	$80,105	$(8)	—
Acquired operating revenue	15,313	22,000	6,687	43.7%
Preneed funeral insurance commissions	1,817	1,400	(417)	(22.9)%
Preneed funeral trust earnings	4,574	4,856	282	6.2%

Total	$101,817	$108,361	$6,544	6.4%

Operating profit:
Same store operating profit	$26,943	$28,437	$1,494	5.5%
Acquired operating profit	3,599	6,397	2,798	77.7%
Preneed funeral insurance commissions	745	293	(452)	(60.7)%
Preneed funeral trust earnings	4,574	4,856	282	6.2%

Total	$35,861	$39,983	$4,122	11.5%

     Funeral home same store operating revenues for the nine months ended September 30, 2011 remained flat, when compared to the nine months ended September 30, 2010. We experienced a 0.1% increase in the number of contracts, however, the average revenue per contract decreased 0.3% to $5,577 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the funeral services for preneed families. Excluding funeral trust earnings, the average revenue per contract decreased 0.1% to $5,329. The number of traditional burial contracts declined from 51.5% to 50.4% while the average revenue per burial contract increased 1.4% to $8,196. The cremation rate for the same store businesses rose from 40.6% to 41.9%. The average revenue per same store cremation contract decreased 1.2% to $3,059 and the number of cremation contracts increased 3.5%. Cremations with services decreased from 45.0% of total cremation contracts in the nine months ended September 30, 2010 to 38.7% in the nine months ended September 30, 2011. The average revenue for “other” contracts, which make up approximately 7.6% of the number of contracts, increased 6.3% from $1,985 to $2,111.
     Same store operating profit for the nine months ended September 30, 2011 increased $1.5 million, or 5.5%, from the comparable nine months of 2010, and as a percentage of funeral same store operating revenue, increased from 33.6% to 35.5%. Lower merchandise costs and a decline in bad debt expense were the primary reasons for the increase in operating profit.
     Funeral home acquired revenues for the nine months ended September 30, 2011 increased $6.7 million, or 43.7%, when compared to the nine months ended September 30, 2010 as we experienced a 45.9% increase in the number of contracts, yet a decrease of 0.9%, to $4,080, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract declined 1.5% to $3,883. The cremation rate for the acquired businesses was 58.2% for the nine months ended September 30, 2011, up from 55.3% in the prior year period, as these businesses are located in higher cremation areas compared to our existing locations. The average revenue per cremation contract increased 6.8% to $2,590 for the nine months ended September 30, 2011 and the number of cremation contracts increased 53.4% compared to the same period of 2010.
     Acquired operating profit for the nine months ended September 30, 2011 increased $2.8 million, or 77.7%, from the comparable nine months of 2010 and, as a percentage of revenue from acquired funeral homes, was 23.5% for the nine months ended September 30, 2010 compared to 29.1% for the nine months ended September 30, 2011 as those businesses acquired in 2010 had not fully transitioned into Carriage’s Standard Operating Model until later in 2011.
     The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, decreased 2.1% in revenue and decreased 3.2% in operating profit, compared to the nine months ended September 30, 2010.
     Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2011.

Three months ended September 30, 2010 compared to three months ended September 30, 2011 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$9,030	$7,430	$(1,600)	(17.7)%
Acquired operating revenue	1,670	1,641	(29)	(1.7)%
Cemetery trust earnings	1,121	983	(138)	(12.3)%
Preneed cemetery finance charges	372	335	(37)	(9.9)%

Total	$12,193	$10,389	$(1,804)	(14.8)%

Operating profit:
Same store operating profit	$1,885	$1,190	$(695)	(36.9)%
Acquired operating profit	486	530	44	9.1%
Cemetery trust earnings	1,121	983	(138)	(12.3)%
Preneed cemetery finance charges	372	335	(37)	(9.9)%

Total	$3,864	$3,038	$(826)	(21.4)%

     Cemetery same store operating revenues for the three months ended September 30, 2011 decreased $1.6 million, or 17.7%, compared to the three months ended September 30, 2010. Same store revenue from preneed property sales and deliveries of preneed merchandise and services deliveries decreased $1.3 million, or 23.4%, and atneed revenues decreased $0.4 million, or 11.9%. We experienced a 15.1% decrease in the number of interment rights (property) sold and a 18.9% decrease in the average price per interment compared to the third quarter of 2010. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased 4.1% to 77.5%.
     Cemetery same store operating profit for the three months ended September 30, 2011 decreased $0.7 million, or 36.9%. As a percentage of revenues, cemetery same store operating profit decreased from 20.9% to 16.0%. The decrease in operating profit is primarily a result of the decline in revenue.
     Cemetery acquired revenues for the three months ended September 30, 2011 was relatively flat compared to the three months ended September 30, 2010. Acquired revenue from preneed property sales increased 5.9%, whereas preneed revenue from merchandise and services deliveries decreased slightly and atneed revenues decreased 11.7%. Cemetery acquired operating profit increased 9.1% compared to the third quarter of 2010. The most recent cemetery acquired was in 2007.
     The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased 11.7%, when compared to the three months ended September 30, 2010. Earnings from perpetual care trust funds totaled $0.6 million for the three months ended September 30, 2011 compared to $1.0 million for the three months ended September 30, 2010, a decrease of $0.4 million, or 41.4%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.3 million to $0.4 million compared to the same period in 2010. Finance charges on the preneed contracts declined slightly.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2011 (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2010	2011	Amount	%
Revenues:
Same store operating revenue	$25,702	$24,583	$(1,119)	(4.4)%
Acquired operating revenue	4,758	5,003	245	5.1%
Cemetery trust earnings	3,369	3,872	503	14.9%
Preneed cemetery finance charges	1,203	1,024	(179)	(14.9)%

Total	$35,032	$34,482	$(550)	(1.6)%

Operating profit:
Same store operating profit	$5,629	$5,819	$190	3.4%
Acquired operating profit	1,369	1,607	238	17.4%
Cemetery trust earnings	3,369	3,872	503	14.9%
Preneed cemetery finance charges	1,203	1,024	(179)	(14.9)%

Total	$11,570	$12,322	$752	6.5%

     Cemetery same store operating revenues for the nine months ended September 30, 2011 decreased $1.1 million, or 4.4%, compared to the nine months ended September 30, 2010 primarily because preneed property sales decreased $1.2 million, or 10.3%. We experienced a 14.0% decrease in the number of interment rights (property) sold and a 2.0% decrease in the average price per interment compared to the nine months ended September 30, 2010. The percentage of those interment property rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer increased from 82.2% to 84.6%.
     Cemetery same store operating profit for the nine months ended September 30, 2011 increased $0.2 million, or 3.4%. As a percentage of revenues, cemetery same store operating profit increased from 21.9% to 23.7%. The increase in operating profit is primarily a result from a decline of $0.6 million, or 12.7%, in promotional expenses (primarily preneed sales commissions) and a decrease of $0.3 million, or 27.4%, in bad debts, in addition to an approximate 3.3% decrease in other controllable costs.
     Cemetery acquired revenues for the nine months ended September 30, 2011 increased $0.2 million, or 5.1%, compared to the nine months ended September 30, 2010. Acquired revenue from preneed property sales increased $0.3 million, or 12.3%, and preneed revenue from merchandise and services deliveries increased approximately $0.1 million, or 9.0%, while atneed revenues declined $0.1 million, or 3.9%. Cemetery acquired operating profit increased $0.2 million due to the increase in revenue.
     The two categories of financial revenue which consist of trust earnings and finance charges on preneed receivables had a meaningful impact on cemetery revenues and operating profit. Total trust earnings increased $0.3 million, or 7.1%, when compared to the nine months ended September 30, 2010. Earnings from perpetual care trust funds totaled $2.9 million for the nine months ended September 30, 2011 compared to $3.0 million for the nine months ended September 30, 2010, because of greater capital gains taken in 2010. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.7 million compared to the same period in 2010. Finance charges on the preneed contracts declined $0.2 million, or 14.9%.
     Other. General and administrative expenses totaled $14.4 million for the nine months ended September 30, 2011, an increase of $3.0 million, or 26.5% compared to the nine months ended September 30, 2010, primarily due to the expansion and upgrade of talent in our regional operations organization and home office support departments, increases in costs for incentive compensation, director fees and activity related to acquisitions.
     Income Taxes. The Company recorded income taxes at the estimated effective rate of 40.5% for the year ended December 31, 2010 and for the first nine months of 2011. Carriage has utilized its remaining $12.6 million of net operating loss carryforwards to offset Federal taxable income during the nine months and will become a Federal cash tax payer in the fourth quarter of 2011. Carriage also has approximately $52 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that the Company will not be able to realize tax benefits of a substantial amount for the state losses. Accordingly, a valuation allowance of approximately $1.5 million was established and is reviewed every quarter related to the deferred tax asset for the state operating losses.

LIQUIDITY AND CAPITAL RESOURCES
     Carriage began 2011 with $1.3 million in cash and other liquid investments and ended the third quarter with $4.3 million in cash and an undrawn $60.0 million bank credit facility. The elements of cash flow for the nine months ended September 30, 2011 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$1.3
Cash flow from operations	25.3
Acquisitions	(10.3)
Paydown on the bank credit facility	(0.6)
Maintenance capital expenditures	(5.4)
Dividends on common stock	(0.9)
Repurchase of convertible junior subordinated debentures	(2.2)
Growth capital expenditures – funeral homes	(0.7)
Growth capital expenditures – cemeteries	(1.7)
Payment of loan origination fees	(0.3)
Others, net	(0.2)

Cash at September 30, 2011	$4.3

     For the nine months ended September 30, 2011, cash provided by operating activities was $25.3 million as compared to $16.5 million for the nine months ended September 30, 2010. Capital expenditures totaled $7.8 million for the nine months ended September 30, 2011 compared to $6.9 million for the nine months ended September 30, 2010. Capital expenditures for the first nine months of 2011 included $2.4 million for cemetery inventory development projects and funeral home expansion projects.
     The outstanding principal of senior debt at September 30, 2011 totaled $136.2 million and consisted of $130.0 million in 7 7/8% Senior Notes maturing in 2015, and $6.2 million in acquisition indebtedness and capital lease obligations.
     Effective August 11, 2011, the Company entered into a new secured revolving credit facility with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The credit facility matures in October 2014 and under certain conditions may be extended to October 2016. The credit facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the credit facility bear interest at either prime or LIBOR options. At September 30, 2011, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. At September 30, 2011, the maximum drawdown allowed on the credit facility was approximately $54.0 million. Prior to August 11, 2011 the Company had a credit facility which contained commitments for an aggregate of $40 million with an accordion provision up at an additional $20 million. During the third quarter of 2011, the Company recorded a charge of approximately $201,000 to write-off the remaining unamortized fees on the prior credit facility. The fees related to the new credit facility were approximately $334,000 and are being amortized over the life of the facility.
     A total of $89.8 million was outstanding at September 30, 2011 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES”. The rights under the debentures are functionally equivalent to those of the TIDES. In August 2011, the Company repurchased 35,000 shares of these TIDES for approximately $1,269,000 and recorded a gain of $481,000. The Company converted and immediately cancelled these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 85,628 shares. No repurchases were made in the third quarter of 2010. For the nine months ended September 30, 2010, the Company repurchased 17,850 shares of TIDES for approximately $576,000 and recorded gains of $316,000. For the nine months ended September 30, 2011, the Company repurchased 61,742 shares of TIDES for approximately $2,241,000 and recorded gains totaling $846,000.
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
     On May 17, 2011, our Board of Directors initiated a quarterly cash dividend policy for our common stock. The Board declared a quarterly dividend of $0.025 per share which was paid on September 1, 2011 to record holders of our common stock as of August 12, 2011. For the nine months ended September 30, 2011, the Company has declared dividends totaling $0.05 per share, or $920,000.

     The Company intends to use its cash flow and credit facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. We believe our cash on hand, cash flow from operations, and the available capacity under our credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months.
SEASONALITY
     Our business can be affected by seasonal fluctuations in the death rate. Generally, the rate is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debt obligations and changes in the values of securities associated with the preneed and perpetual care trusts. For information regarding the Company’s exposure to certain market risks, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the Company’s market risk from that disclosed in the Form 10-K for the year ended December 31, 2010.
     The 7 7/8% Senior Notes were issued to the public at par and are carried at a cost of $130.0 million. At September 30, 2011, these securities were typically trading at a price of approximately $98.0, indicating a fair market value of approximately $127.4 million.
     The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $79 million at September 30, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.
Item 4. Controls and Procedures
     In accordance with Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     The Company reported on Form 8-K during the quarter covered by this report all information required to be reported on such form.
Item 6. Exhibits

10.1	Credit Agreement, dated August 11, 2011 and effective as of August 12, 2011, by and among the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form-8 filed August 16, 2011 (film no. 111040855))

10.2	Employment Agreement, dated September 1, 2011, between the Company and L. William Heiligbrodt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2011)

*11.1	Computation of Per Share Earnings

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

**101	Interactive Data Files

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date: November 7, 2011	/s/ Terry E. Sanford
Terry E. Sanford
Executive Vice President and Chief Financial Officer

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

10.1	Credit Agreement, dated August 11, 2011 and effective as of August 12, 2011, by and among the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form-8 filed August 16, 2011 (film no. 111040855))

10.2	Employment Agreement, dated September 1, 2011, between the Company and L. William Heiligbrodt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 15, 2011)

*11.1	Computation of Per Share Earnings

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350

**101	Interactive Data Files

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.