Form 10-K
period 2011-12-31
CARRIAGE SERVICES INC
filed 2012-03-09
CIK 1016281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Fiscal Year Ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerator filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $86.8 million based on the closing price of $5.66 per share on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of March 2, 2012 was 18,144,630.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered in connection with the 2012 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, are incorporated in Part III of this Report.

CAUTIONARY NOTE

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A, Risk Factors.

Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

GENERAL

We are a leading provider of death care services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 76% of our total revenue, and cemetery operations, which currently account for approximately 24% of our total revenue. As of December 31, 2011, we operated 159 funeral homes in 25 states and 33 cemeteries in 12 states. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.

Our operations are reported in two business segments:

Funeral Home Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to increasing cremation trends by packaging complimentary services and merchandise;

•	our ability to control salary, merchandise and other controllable costs; and

•	our ability to exercise pricing leverage related to our at-need business to increase average revenues per contract.

Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization, as approximately 50% of our cemetery revenues during the year ended December 31, 2011 were generated from preneed sales of interment rights and related merchandise and services. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) may impact the amount of such cemetery revenues. The current environment of high unemployment and low consumer confidence represents a formidable challenge to the cemetery sales staff. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 14% of our cemetery revenues during the year ended December 31, 2011 were attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues, along with changes that we make in the investment securities within the trust funds.

Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. On January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial operating model for our funeral homes. On January 1, 2006, we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers and their staff for successfully meeting or exceeding the standards. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards

Operating Model to measure the sustainable revenue growth and earning power of our portfolio of death care businesses. The Standards Operating Model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. Leadership qualities are evaluated using the 4E’s – Energy, Energize Others, Edge and Execution. This model requires our local and corporate leaders to focus on the drivers of success that create long-term profitability and value for our stockholders. Our Standards Operating Model emphasizes:

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

Our business objectives include:

•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustaining increased earnings and cash flow;

•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary; and searching for well-qualified personnel that we feel will lead and excel within our Standards Operating Model; and

•	executing our Strategic Acquisition Model, a disciplined program that will guide our acquisition strategies, to increase the sustainable earning power profile of our portfolio.

HISTORY

Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December of 1993. During the 1990’s, Carriage grew dramatically through acquisitions of funeral homes and cemeteries. A significant amount of debt was incurred in financing these acquisitions. Our business strategy during the four years ended December 31, 2004 focused on increasing operating cash flow and improving our financial condition by reducing debt to lower our interest expense and improve our credit profile. During that same period we initiated a process to identify underperforming businesses and, where appropriate, sold those businesses to reduce our debt. We sold 36 funeral homes and 12 cemeteries, along with 20 parcels of excess real estate. We reduced our debt and contingent obligations by approximately $87 million during the period January 1, 2001 through December 31, 2004.

During January 2005, we refinanced our senior debt by issuing $130 million of senior notes due in 2015 (the “Senior Notes”). The refinancing was the culmination of the effort to reaccess the capital markets and to extend the maturities of our senior debt to gain the flexibility to reinvest our cash flow in our core business. We used the net cash proceeds from the offering and our cash flow from operations to grow the Company through selective acquisitions. From 2005 through 2010, we completed sixteen acquisitions.

Since 2005, the Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to identify both acquisition and disposition candidates. The execution of this strategy may entail buying strategic businesses and selling non-strategic businesses. Two funeral home businesses were sold during 2008 for approximately $1.0 million from which a loss of $2.4 million was recorded. In 2007, the Company sold four funeral home businesses for approximately $3.2 million and recognized a gain of $1.2 million. From 2005 to 2006, the Company sold 2 funeral home businesses, a cemetery business and a combination funeral home and cemetery business for approximately $8.1 million and recognized $1.1 million of net gains. Also, during 2006, the Company recorded impairment charges of $8.4 million, a substantial portion of which related to specifically identified goodwill, on the businesses sold in 2006 and one business sold in 2007.

During 2008 and 2009, we used the cash generated from operations to repurchase $10 million of our common stock when the price per share was low due to the weak financial markets in the economic crisis. Beginning in the latter half of 2008 and continuing through the first half of 2009, we repositioned the trust fund investment portfolios to take advantage of what management viewed as pricing dislocations in the financial and capital markets, which resulted in returns of 47.4% in 2009, 18.4% in 2010 and (2.5)% in 2011 and a much higher level of recurring interest and dividend income.

RECENT DEVELOPMENTS

Revolving Credit Facility. Effective August 11, 2011, the Company entered into a new secured revolving credit facility with Wells Fargo Bank, N.A. that contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The credit facility matures in October 2014 and under certain conditions may be extended to October 2016. The credit facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the credit facility bear interest at either the prime rate or LIBOR. At December 31, 2011, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. At December 31, 2011, the maximum drawdown allowed on the credit facility was approximately $43.6 million.

Acquisitions. The Company completed six acquisitions during 2011 and is positioned to acquire more funeral and cemetery businesses in the future. The aggregate consideration paid for these businesses was $18.6 million and the assumption of $0.6 million of liabilities. During the fourth quarter of 2011, the Company completed two of the six acquisitions of funeral home businesses, one in Kentucky and the other in New York, for a total of $8.3 million. On February 21, 2012, the Company acquired a funeral home business in Pennsylvania for $4.7 million. For all acquisitions, the Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts.

Management. In September 2011, L. William “Bill” Heiligbrodt, a member of the Company’s Board of Directors, joined the Company as a full-time Executive Officer as the Vice Chairman of the Board of Directors and is actively working with other members of executive management and with Board members on the Company’s acquisition strategy, legal, investor relations and financial reporting. In October 2011, there was a management reorganization that resulted in termination expenses, but is positioning the Company for a more efficient strategy to grow revenues and earnings in the future.

Capital. In May 2011, the Board of Directors approved the Company’s first quarterly dividend of $0.025 per share. The Board of Directors approved a $5 million stock repurchase program in November 2011.

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

Deaths and Death Rates

Death rates and the number of deaths in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, the number of deaths has trended lower very slightly as the general population is living longer and because of low birth rates in the period from the early 1930’s to the mid 1940’s during the depression and World War II. The number of deaths remained flat in 2011 compared to 2010. The recent trend is projected to reverse in coming years due to the aging of the “baby boomer” generation. Based on data from the National Population Projections released in 2008 by the U.S. Census Bureau, the number of people age 65 and over is expected to increase by approximately 16% from 2010 to 2015, and will increase to 14.4% of the population in 2015 compared to 13% of the population in 2010.

Cremation

In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to Cremation Association of North America, cremations represented approximately 40.6% of the U.S. burial market in 2010 and is predicted to increase to 46.6% by 2015. The annual growth rate of cremation over the last five years was 1.3% each year. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Direct cremation has been offered as a less costly alternative to a traditional funeral service. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cremations result in lower absolute revenue dollars, but higher gross margins. Cemeteries are more affected by the increasing cremation trend than funeral homes.

Highly Fragmented Ownership

There are approximately 20,000 funeral homes and 10,500 cemeteries in the United States and the domestic death care industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), Stewart Enterprises, Inc. (“Stewart”), StoneMor Partners L.P. (“StoneMor”) and Carriage. We believe these four companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses represent the remaining amount of industry revenue, accounting for an estimated 80% share. Within the independent businesses, there are a number of privately-owned consolidators. SCI acquired what was the second largest public company in the industry at the time, Alderwoods Group, in the latter half of 2006. In March 2010, SCI acquired Keystone North America, Inc., another large public operator. Additionally, we acquired six independent businesses in both 2010 and 2011.

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

BUSINESS STRATEGY

Key elements of our overall business strategy include the following:

Implement Operating Initiatives. As discussed in the preceding sections, on January 1, 2004, we introduced our Standards Operating Model, a more decentralized and entrepreneurial operating model for our funeral homes. On January 1, 2006, we implemented a similar model to our cemetery business. These models are based on standards designed to grow market share and increase profitability developed from our best operations, along with an incentive compensation plan to reward business managers and their staff for successfully meeting or exceeding the standards. Our Managing Partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. The model essentially eliminated the use of financial budgets. The operating model and standards, which we refer to as “Being the Best,” focus on what we believe are the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of death care businesses, which then led to the development of our Strategic Acquisition Model during 2006, which guides our acquisition and disposition strategies. Both models, when executed effectively, should drive long term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.

Enhancement of Funeral Services. A significant trend is an increasing preference of our client families for cremation. The percentages of funeral services conducted by us for which cremation was chosen as the manner in which to dispose of remains was 44.1% for the year ended December 31, 2010 and 46.4% for the year ended December 31, 2011. For the year ended December 31, 2011, 62.6% of the number of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 37.4% included services. One of our training initiatives throughout the Company focuses on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of a traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.

CarriageOne Program. We have also begun using the Internet to create new sales channels and new consumer relationships through technology referred to as CarriageOne. CarriageOne has brought us to a new and modern level of serving our client families with video tributes, stationery items and webcasting. These products are high quality and enable our client families to experience personalization that helps their grieving and healing process. Through these services, we create a culture that puts client families and their experiences first with tools that are technically advanced, informative and easy to use. For the year ended December 31, 2011, approximately $1.9 million, or 3.4% of merchandise revenue, was earned through this channel. We anticipate that our revenue and profits from this activity will increase along with client family satisfaction and local brand loyalty.

Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.

Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our counselors on a preneed basis and finance charges earned on preneed installment contracts. The current economy and the related declines in consumer confidence and discretionary income have reduced our preneed sales success rate. In 2011, preneed cemetery sales decreased 12.1% year over year.

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

With the above considerations in mind, our vision over the next ten years is to change the profile of our business to be heavily weighted in about 10–15 major markets that have an especially attractive demographic profile and where, over time, we could acquire or build up a group of operations in each of these markets performing one to three thousand funerals or interments annually. We believe there are large enough markets for us to increase our presence in existing markets by acquisition or to enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. We will use our Standards Operating Model to evaluate acquisition candidates to ensure they can be readily integrated into our portfolio.

OUR STRENGTHS

Market Leader in our Suburban and Rural Markets. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. Most of our suburban markets have populations of 100,000 or more. In over 70% of our funeral home markets, we believe that we are either first or second in local market share.

Partnership Culture. Our funeral homes and cemeteries are managed by individuals that we refer to as Managing Partners, with extensive death care experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards that are custom designed for each of four groupings using size of business and cremation rate as specific grouping criteria. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.

Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth initiatives, such as business acquisitions and cemetery inventory projects. Currently, we have four primary components in our capital structure:

•	the $130 million of 7 7/8% Senior Notes, which have a 2015 maturity;

•	a $60 million revolving credit facility, of which $3.1 million was drawn at December 31, 2011;

•

the $89.8 million convertible junior subordinated 7% debenture payable to our affiliate trust, on which we have the ability to defer payments of interest for up to 20 quarters, with a 2029 maturity; and

•	our common stock.

For additional information, please see Part II, Item 7, Liquidity and Capital Resources.

Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Prior to 2005, our primary use of cash flow was to repay debt. Free cash flow for 2011 (cash flow from operations less maintenance capital expenditures of $6.8 million) totaled $24.4 million, for which the primary use was acquisitions. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. We will reassess our capital allocation strategy annually, but at this point we believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.

Strong Field-Level Gross Profit Margins. We believe that our field-level gross profit margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. As a percentage of revenues, the total field-level gross profit margin was 27.4% for the year 2011. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.

Effective Management of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our particular markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 80% of our funeral revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business without having to rely on preneed sales.

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

Proven Management Team. Our management team, headed by our founder and Chief Executive Officer, Melvin C. Payne, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture emphasizing the 4E’s is critical and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Being the Best Standards Operating Model will ensure this commitment at all levels of the organization. Our businesses are organized into three Regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.

OPERATIONS

We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.

Funeral Home Operations

At December 31, 2011, we operated 159 funeral homes in 25 states. Funeral home revenues currently account for approximately 76% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to funeral home operations.

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

Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within twenty four hours. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

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

Cemetery Operations

As of December 31, 2011, we operated 33 cemeteries in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 24% of our total revenues. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2011 for segment data related to cemetery operations.

Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation services, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts. The sources and availability of memorials and vaults are typically local manufacturers to our businesses.

Our cemetery operating results are impacted by the size and success of our sales organization, evidenced by the statistic that approximately 50% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2011. An additional 12% of our 2011 cemetery revenues was generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend money on discretionary items) impacts the success rate of preneed sales and is currently having a significant negative impact on our preneed sales success rate and the industry as a whole. Coming into a more “normal” economy, we have focused more on quality sales counselors rather than quantity. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 14% of our cemetery revenue was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2011. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

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

Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).

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

Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are generally recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for bad debts and customer cancellations are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.

We sold 6,485 and 7,197 preneed funeral contracts during the years ended December 31, 2010 and 2011, respectively. At December 31, 2011, we had a backlog of 81,030 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during the years ended December 31, 2010 and 2011, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 52% and 50% of our net cemetery revenues for 2010 and 2011.

As of December 31, 2011, we employed a staff of 154 advance-planning and family service representatives for the sale of preneed products and services.

TRUST FUNDS AND INSURANCE CONTRACTS

We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. Independent financial advisors are also used for investment management and advisory services.

Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Trust fund holdings and deferred revenue are reflected currently on our balance sheet, while the insurance contracts are not on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from customers was approximately $322 million as of December 31, 2011.

We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased and delivered, when the service is provided or when the contract is cancelled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We were able to withdraw $10.1 million in trust income prior to delivery in those states in 2011. Cemetery merchandise and service trust fund balances, in the market value aggregate, totaled approximately $66.4 million as of December 31, 2011.

In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $41.5 million at December 31, 2011.

For additional information with respect to our trusts, see Notes 5, 7, and 9 to the Consolidated Financial Statements for the year ended December 31, 2011.

SEASONALITY

Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.

COMPETITION

The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States include SCI, Stewart, StoneMor and Carriage. In addition, a number of smaller, non-public companies have been active in acquiring and operating funeral homes and cemeteries.

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

REGULATION

General. Our operations are subject to regulations, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We believe that we comply in all material respects with the provisions of these laws, ordinances and regulations.

Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; and (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services.

Environmental. Our operations are also subject to stringent federal, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of wastes, including hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on generators, transporters, and arrangers of hazardous substances at sites where such substances have been released. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws. Failure to comply with any of these environmental laws and regulations could result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions restricting or prohibiting our activities. Moreover, it is possible that implementation of stricter environmental laws and regulations could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future.

EMPLOYEES

As of December 31, 2011, we and our subsidiaries employed 1,856 employees, of whom 873 were full-time and 983 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that we maintain a good relationship with our employees. None of our employees are represented by unions.

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

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our funeral and cemetery trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by market conditions that are beyond our control.

In connection with our backlog of preneed funeral and preneed cemetery merchandise and service contracts, funeral and cemetery trust funds own investments in equity securities, fixed income securities and mutual funds. Our returns on these investments are affected by financial market conditions that are beyond our control.

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2009	2010	2011
Preneed funeral trust funds	40.3%	16.0%	(2.0)%
Preneed cemetery trust funds	53.4%	20.3%	(2.7)%
Perpetual care trust funds	54.0%	20.6%	(3.3)%

Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant declines in 2012 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 5 and 9.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2011, no such charge was required. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.

Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and margins.

We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Certain of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose market products or services over the Internet.

Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.

Declines in preneed sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenues.

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

We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices or offer discounts thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenues, profits and our preneed backlog.

We may be required to replenish our funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

In certain states, we have withdrawn allowable distributable earnings including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period.

Increasing death benefits related to preneed funeral contracts funded through life insurance contracts may not cover future increases in the cost of providing a price-guaranteed funeral service.

We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance contracts, we receive in cash a general agency commission from the third-party insurance company. Additionally, there is an increasing death benefit associated with the contract that may vary over the contract life. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenues, and operating margins.

The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenues.

Where permitted, customers may arrange their preneed funeral contract by purchasing a life insurance policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, when we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.

There is no assurance that we will be able to continue to identify candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We intend to apply standards established under our Strategic Acquisition Model to evaluate acquisition candidates, and there is no assurance that we will continue to be successful in doing so or that we will find attractive candidates that satisfy these standards. Due in part to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.

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

We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people, and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. However, failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations, or cash flows.

The success of our businesses is typically dependent upon one or a few key employees for success because of the localized and personal nature of our business.

Death care businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain qualified Managing Partners, sales force and other personnel, is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to maintain qualified and productive Managing Partners, and sales force could have a material adverse effect on our financial condition, results of operations or cash flows.

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

The terms of our credit facility and the indentures governing our Senior Notes and the convertible junior subordinated debenture may limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.

Our credit facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply will result in a default under the particular debt instrument, which could result in acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our amended senior secured credit facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.

Continued economic crisis and financial and stock market declines could reduce future potential earnings and cash flows and could result in future goodwill impairments.

In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test we performed as of August 31, 2011, we concluded that there was no impairment of our goodwill. However, if current economic conditions worsen causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill.

RISKS RELATED TO THE DEATH CARE INDUSTRY

Declines in the number of deaths in our markets can cause a decrease in revenues. Changes in the number of deaths are not predictable from market to market or over the short term.

Declines in the number of deaths could cause at-need sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the U.S. Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenues to fluctuate and our results of operations to lack predictability.

The increasing number of cremations in the United States could cause revenues to decline because we could lose market share to firms specializing in cremations. In addition, direct cremations produce minimal revenues for cemetery operations and lower funeral revenues.

Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased every year and this trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenues to firms specializing in cremations. In addition, direct cremations (with no funeral service, casket, urn, mausoleum niche, columbarium niche or burial) produce no revenues for cemetery operations and lower revenues than traditional funerals and, when delivered at a traditional funeral home, produce lower profits as well.

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

In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the death care industry, see Part I, Item 1, Business, Regulation.

We are subject to environmental and occupational health and safety laws that may expose us to significant costs and liabilities.

Our cemetery and funeral home operations are subject to stringent federal, state and local laws and regulations governing occupational health and safety aspects of the operations, the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may restrict or impact our business in many ways, including requiring the acquisition of a permit before conducting regulated activities, restricting the types, quantities and concentration of substances that can be released into the environment, applying specific health and safety criteria addressing worker protection, and imposing substantial liabilities for any pollution resulting from our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations and any failure to comply may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations and the issuance of injunctions restricting or prohibiting our activities. Spills or other unauthorized releases of regulated substances in the course of our operations could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations. Certain of these laws may impose strict, joint and several liabilities upon us for the remediation of contaminated property resulting from our or a predecessor operator’s operations. We may not be able to recover some or any of these costs from insurance. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly emissions control or waste handling, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

At December 31, 2011, we operated 159 funeral homes in 25 states and 33 cemeteries in 12 states. We own the real estate and buildings for 80% of our funeral homes and lease facilities for the remaining 20%. We own 28 cemeteries and operate five cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2011. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under same management. The 33 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 138,982 and 161,933 at December 31, 2010 and 2011, respectively. In addition, approximately 596 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes we currently meet this standard.

The following table sets forth certain information as of December 31, 2011, regarding Carriage’s properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	26	3	4	0
Connecticut	7	3	0	0
Florida	7	9	6	3
Georgia	3	0	0	0
Idaho	6	1	3	0
Illinois	1	3	1	0
Kansas	6	0	0	0
Kentucky	10	3	1	0
Maryland	1	0	0	0
Massachusetts	12	0	0	0
Michigan	3	0	0	0
Montana	2	1	1	0
Nevada	2	0	2	1
New Jersey	4	1	0	0
New Mexico	1	0	0	0
New York	2	0	0	0
North Carolina	0	2	1	0
Ohio	5	1	0	1
Oklahoma	3	0	1	0
Rhode Island	4	0	0	0
Tennessee	3	0	0	0
Texas	15	1	7	0
Virginia	3	1	1	0
Washington	1	1	0	0
West Virginia	1	1	0	0

Total	128	31	28	5

(1)

The leases, with respect to these funeral homes, generally have remaining terms ranging from one to nine years, and, generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Houston, Texas. At December 31, 2011, we owned and operated 657 vehicles and leased 19 vehicles.

ITEM 3.	LEGAL PROCEEDINGS.

We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 14.

We self-insure against certain risks and carry insurance with coverage and coverage limits for risks in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that the reserves and our insurance provide reasonable coverage for known asserted and unasserted claims. In the event we sustain a loss from a claim and the insurance carrier disputes coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2011	High	Low
First Quarter	$5.98	$4.62
Second Quarter	$6.57	$5.41
Third Quarter	$6.14	$5.05
Fourth Quarter	$6.30	$5.12

2010	High	Low
First Quarter	$4.65	$3.56
Second Quarter	$5.18	$4.27
Third Quarter	$5.07	$4.00
Fourth Quarter	$5.49	$4.50

As of March 2, 2012, there were 18,144,630 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $5.92 per share. The shares of common stock outstanding are held by approximately 250 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.

Dividends

On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. The Board declared three quarterly dividends of $0.025 per share, totaling approximately $1.4 million, which were paid on June 1, 2011, September 1, 2011 and December 1, 2011 respectively, to record holders of our common stock as of May 17, 2011, August 12, 2011 and November 14, 2011 respectively. Prior to June 1, 2011, we had never paid cash dividends on our common stock.

Equity Plans

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities by the Issuer

In November 2011, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5 million of our common stock. The repurchases are to be executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2010, we did not repurchase any shares of our common stock. Through December 31, 2011, we repurchased 126,952 shares of our common stock at an aggregate cost of $736,456 and an average share price of $5.82. The repurchased shares are held as Treasury stock. Pursuant to the program, we repurchased the following shares during fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2011 – October 31, 2011	—	—	—	$5,000,000
November 1, 2011 – November 30, 2011	55,944	$5.83	55,944	$4,671,036
December 1, 2011 – December 31, 2011	70,648	$5.69	70,648	$4,263,544

Total for quarter ending December 31, 2011	126,592		126,592

Performance

The following graph compares the cumulative 5-year total return provided shareholders on our common stock relative to the cumulative total returns of the Russell MicroCap Index, and a customized peer group of three companies that includes: SCI, Stewart and Stonemor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell MicroCap Index and the peer group was $100 on the last trading day of December 2006, and that all dividends were reinvested. Performance data for Carriage Services, Inc., the Russell MicroCap Index and for the peer group is provided as of the last trading day of each of our last five fiscal years.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Carriage Services, Inc., the Russell MicroCap Index, and a Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Carriage Services, Inc.	$100.00	$172.89	$39.49	$77.21	$95.28	$111.49
Russell MicroCap	100.00	92.00	55.40	70.63	91.03	82.59
Peer Group	100.00	137.79	50.58	87.16	99.18	114.97

PEER GROUP

SCI

Stewart

StoneMor

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2007, 2008, 2009, 2010 and 2011. These historical results are not indicative of our future performance.

You should read this historical financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Consolidated Financial Information

	Year ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenues:
Funeral	$123,839	$134,246	$131,051	$138,125	$145,222
Cemetery	43,017	42,682	46,576	46,822	45,414

Total revenues	166,856	176,928	177,627	184,947	190,636

Gross profit:
Funeral	36,170	37,170	38,450	37,940	42,134
Cemetery	9,355	5,873	7,668	9,507	10,170

Total gross profit	45,525	43,043	46,118	47,447	52,304
General and administrative expenses	16,015	18,112	16,003	16,806	22,758

Operating income	29,510	24,931	30,115	30,641	29,546
Interest expense	(18,344)	(18,331)	(18,498)	(18,262)	(18,305)
Litigation settlement	—	(3,300)	—	—	—
Interest and other income	1,151	229	228	1,068	897

Income before income taxes	12,317	3,529	11,845	13,447	12,138
Provision for income taxes	(4,959)	(1,725)	(4,797)	(5,368)	(5,160)

Net income from continuing operations	7,358	1,804	7,048	8,079	6,978
Income (loss) from discontinued operations	921	(1,546)	—	—	—
Preferred stock dividend	—	10	14	14	14

Net income	$8,279	$248	$7,034	$8,065	$6,964

Earnings (loss) per share
Basic:
Continuing operations	$0.39	$0.09	$0.40	$0.46	$0.38
Discontinued operations	0.05	(0.08)	—	—	—

Basic earnings per share	$0.44	$0.01	$0.40	$0.46	$0.38

Diluted:
Continuing operations	$0.38	$0.09	$0.40	$0.45	$0.38
Discontinued operations	0.05	(0.08)	—	—	—

Diluted earnings per share	$0.43	$0.01	$0.40	$0.45	$0.38

Dividends declared per share	$—	$—	$—	$—	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	19,020	19,054	17,573	17,635	18,359

Diluted	19,507	19,362	17,749	17,938	18,397

OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	139	136	138	147	159
Cemeteries at end of period	32	32	32	33	33
Funeral services performed	23,366	25,531	24,362	25,801	27,663
Preneed funeral contracts sold	5,075	4,916	5,615	6,485	7,197
Backlog of preneed funeral contracts	68,909	69,575	72,172	79,842	81,030
Average revenue per funeral contract	$5,207	$5,154	$5,296	$5,266	$5,184
Cremation rate	35.8%	39.8%	42.1%	44.1%	46.4%
Depreciation and amortization	$9,488	$10,368	$10,339	$9,976	$9,613

BALANCE SHEET DATA:
Total assets	$610,807	$560,293	$619,298	$671,012	$672,777
Working capital	11,647	9,100	12,004	2,535	(1,097)
Long-term debt, net of current maturities	132,994	132,345	131,898	132,416	135,000
Convertible junior subordinated debenture	93,750	93,750	93,750	92,858	89,770
Stockholders’ equity	106,900	103,510	108,222	119,673	126,778

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

General

We operate two types of businesses: funeral homes, which account for approximately 76% of our revenues, and cemeteries, which account for approximately 24% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of December 31, 2011, we operated 159 funeral homes in 25 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers, which we refer to as “Managing Partners,” for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allowed us to measure the sustainable revenue growth and earning power of our portfolio of death care businesses, which then led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” during 2006, which guides our acquisition and disposition strategy. We expect both models to drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

•

Balanced Operating Model – We believe a decentralized structure works best in the death care industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers.

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

Our funeral volumes have increased from 23,366 in 2007 to 27,663 in 2011 (compound annual increase of 4.3%). Our funeral operating revenue has increased from $119.2 million in 2007 to $137.0 million in 2011 (compound annual increase of 3.5%). The increases are primarily because of businesses we acquired from 2007 through 2011. Additional funeral revenue from preneed commissions and preneed funeral trust earnings have grown from $4.6 million in 2007 to $8.2 million in 2011. We experienced a 1.3% decline in volumes in comparing the year ended December 31, 2011 to the year ended December 31, 2010 on a same store basis, while the average revenue per contract for the year ended December 31, 2011 increased 0.4% compared to the year ended December 31, 2010, on a same store basis.

The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 46.4% for the year ended 2011. A significant portion of that change is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 42.1% for the year ended December 31, 2011, up from 40.8% for the comparable period in 2010 and 34.7% in 2007.

Cemetery operating results are affected by the size and success of our sales organization. Approximately 52% of our 2010 cemetery revenues related to preneed sales of interment rights and related merchandise and services. For the year ended December 31, 2011 those preneed sales were approximately 50% of cemetery operating revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery operating revenues. Cemetery revenues from investment earnings on trust funds grew from $3.1 million in 2007 to $5.1 million in 2011. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our cemetery financial performance from 2007 through 2011 was characterized by fluctuating operating revenues and field level cemetery profit margins. Cemetery operating revenue increased slightly from $38.2 million in 2007 to $39.0 million in 2011 yet decreased 3.6% over 2010. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2012 is designed to expand our cemetery product offerings.

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

Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).

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

In general terms, our price expectations range from four to five times pre-tax earnings before depreciation for “tuck-ins” to six to seven times pre-tax earnings before depreciation for businesses that rank very high in the ranking criteria. We derive the pre-tax earnings amounts based primarily on the size and product mix of the target business applied to our standards-based operating model. During 2010, we acquired one cemetery and five funeral home businesses. During 2011, we acquired six funeral home businesses and no cemetery businesses. The consideration paid for the 2011 acquisitions was $18.6 million.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions earned by the Company are recognized as revenues when the commission is no longer subject to refund, which is usually one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related costs of originating preneed sales contracts, and such costs are expensed as incurred.

Business Combinations

Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period we may adjust goodwill, assets, or liabilities associated with the acquisition.

Goodwill

The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and certain cemetery businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral and cemetery segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2011. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results.

In September 2011, new guidance was issued to modify the method used to perform the first step of the two step process for the annual goodwill impairment test. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued. The Company adopted this update early for its annual impairment testing as of August 31, 2011.

Prior to the adoption of the accounting method, our goodwill impairment test was performed under the two step process, which involves estimates and management judgment. In the first step of our goodwill testing, we compared the fair value of each reporting unit to its carrying value, including goodwill. We determined fair value for each reporting unit using both a market approach, weighted 70 percent, and an income approach, weighted 30 percent. Funeral home selling prices are typically quoted in the marketplace as a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization). Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public death care companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying amount, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in the Company’s market capitalization or decline in operating results. The market capitalization of the Company consists of the common stock, Senior Notes and convertible junior subordinated securities. No impairments were recorded in 2009, 2010 or 2011. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.

See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1, 2 and 4 for additional information.

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

Preneed Funeral and Cemetery Trust Funds

The Company’s preneed and perpetual care trust funds are reported in accordance with principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

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

The Company determines whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis. The additional related disclosures are provided in Notes 5 and 9 to the Consolidated Financial Statements.

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

To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2011, we did not incur significant decreases in the volume or level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of December 31, 2011, no impairment has been identified.

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2011, these securities were typically trading at a price of approximately $98, indicating a fair market value of approximately $127.4 million. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The fair value of these securities is estimated to be $78.7 million at December 31, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.

For more information regarding fair value measurements, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10.

Computation of Earnings per Common Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2009, 2010 and 2011, the calculations for basic and diluted earnings per share are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 20.

Subsequent Events

Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. There were no subsequent events to disclose. For more information regarding subsequent events, see Part II, Item 8, Financial Statement and Supplementary Data, Note 25.

RECENT ACCOUNTING PRONOUNCMENTS AND ACCOUNTING CHANGES

Allowance for Credit Losses on Financing Receivables

In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures related to period-end information are required for annual reporting periods ending after December 15, 2010 which was effective for the Company at December 31, 2010. The aggregate balance of non-current, preneed funeral and cemetery financing receivables was $24.5 million as of December 31, 2011. The additional required disclosures are provided in Note 6 to the Consolidated Financial Statements.

Goodwill Impairment Testing

A more complete discussion of the new guidance regarding Goodwill is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview of Critical Accounting Polices and Estimates.

Pro Forma Information for Business Combinations

In December 2010, new guidance was issued for disclosing supplementary pro forma information for business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. The adoption of this accounting standard update applies to material business combinations and did not have a material impact on our Consolidated Financial Statements.

Fair Value Measurements

In May 2011, additional guidance was issued regarding how fair value measurements and disclosures should be applied where it is already required or permitted under International Financial Reporting Standards or United States Generally Accepted Accounting Principles. This new guidance clarifies and aligns the existing application of fair value measurement guidance and revises certain language. This guidance is effective for the first interim or annual period beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The adoption of this accounting standard update is not expected to have a material impact on our Consolidated Financial Statements.

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

SELECTED INCOME AND OPERATIONAL DATA

The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2009	2010	2011
Total revenues	100.0%	100.0%	100.0%
Total gross profit	26.0	25.7	27.4
General and administrative expenses	9.0	9.1	11.4
Operating income	16.9	16.6	15.5
Interest expense	10.4	9.9	9.6

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2009	2010	2011
Funeral homes at beginning of period	136	138	147
Acquisitions	2	10	12
Divestitures or closures of existing funeral homes	—	(1)	—

Funeral homes at end of period	138	147	159

Cemeteries at beginning of period	32	32	33
Acquisitions	—	1	—
Divestitures	—	—	—

Cemeteries at end of period	32	33	33

The following is a discussion of our results of operations for the years ended December 31, 2009, 2010, and 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and gauging the leveraging performance contribution that a selective acquisition program can have on the Company’s total performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following is a discussion of our results of operations for the years ended December 31, 2011 and 2010.

Total revenue for the year ended December 31, 2011 was $190.6 million, an increase of 3.1%, compared to $184.9 million for the comparable period in 2010 and gross profit increased by $4.9 million, or 10.2% from 2010 to 2011. Our acquired businesses drove the overall revenues higher, and both existing and acquired business contributed to the higher increase in gross profit in 2011 compared to 2010. Operating income declined by $1.1 million from 2010 to 2011 due to approximately $6.3 million in higher general and administrative expenses in 2011 compared to 2010. Net income for the year ended December 31, 2011 totaled $7.0 million, equal to $0.38 per diluted share as compared to $8.1 million for the year ended December 31, 2010, or $0.45 per diluted share.

Total funeral home and cemetery gross margin results improved in 2011 compared to 2010 and 2009 as the gross profit margin rose to 27.4% in 2011 compared to 25.7% in 2010 and 26.0% in 2009. The increased gross profit margin translated into gross profit of $52.3 million in 2011 compared to $47.4 million in 2010 and $46.1 million in 2009. The improvement was due primarily to lower costs and expenses.

The increase in gross profit in 2011 was more than offset by a $6.3 million increase in general and administrative expenses compared to 2010, the majority of which was due to the following items, which management describes as “Special Items” (dollars in millions):

Termination expenses related to a management restructuring	$1.7
Stock-based performance plan that has been discontinued	1.1
Acquisition expenses	0.6
Debt offering costs	0.5
Professional fees related to a cemetery project	0.1

Total increase in Special Items	$4.0

Had the Company not incurred these increases in Special Items, general and administrative expense would have increased by $2.3 million compared to 2010, and general and administrative expenses expressed as a percentage of revenue would have equaled 9.3%, comparable to 2010 and 2009. While the increase in the Special Items may occur in the future, those categories of expenses were not significant in 2010 or 2009. Adjusting operating income for the increases in the Special Items results in operating income increasing $2.9 million compared to 2010 and as a percentage of revenue would be 17.6%, 100 basis points higher than 2010 and 70 basis points higher than 2009. Adjusting diluted earnings per share for the increase in the Special Items results in the proforma equivalent of $0.51 for 2011, a 13.3% increase compared to $0.45 in diluted earnings per share for 2010.

Another source of increasing revenue and gross profit is the income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds. There was a major reallocation of investments that began in the latter half of 2008, which led to increasing revenue over the three year period ending December 31, 2011 because of substantially higher income from fixed income securities and from capital gains recognized in the portfolios. For the three year period ended December 31, 2011, the performance of the three funds, which includes realized income and unrealized appreciation, resulted in a 63.4% return. Investment income realized in the perpetual care trust funds (except for capital gains in certain states) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds are allocated to the individual preneed accounts and deferred from revenue until the time that the service and merchandise are delivered to the customer. Because higher income has accumulated in the preneed trust funds, management expects to see increasing revenue in the future as the preneed contracts are delivered. The increase in revenues from trust earnings from 2010 to 2011 totaled $0.6 million and the increase in revenues from trust earnings from 2009 to 2010 totaled $4.3 million.

In certain states, Carriage is allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $4.5 million in 2011 and $3.4 million in 2010 as a result of realized fixed income and equity gains in 2010 and the first half of 2011. While the Withdrawable trust income is not recognized as revenue in the Company’s consolidated statements of operations, it increased cash flow from operations. Management provides a proforma illustration on a Non-GAAP basis to demonstrate the cash impact those funds provide should they be recorded as revenue.

The Company is providing a reconciliation below from the GAAP results to the Non-GAAP results in order to present financial results that would have been reported when considering Special Items and Withdrawable trust income detailed in the reconciliation. The Company provides this information for investors to help facilitate the comparison of the current period results with the Company’s previous results and competitors’ operating results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Year Ended December 31,
	2010		2011
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income available to common stockholders, as reported	$8.1	$0.45	$7.0	$0.38
After-tax Special Items:
Withdrawable trust income	2.1	0.11	2.7	0.15
Stock performance based incentive executive compensation	—	—	0.6	0.03
Gain on repurchase of convertible junior subordinated debentures	(0.2)	(0.01)	(0.5)	(0.03)
Securities transactions expenses	—	—	0.3	0.01
Losses on early extinguishment of debt	—	—	0.1	0.01
Acquisition expenses	0.4	0.02	0.7	0.04
Termination expenses	0.1	0.01	1.2	0.06
Professional fees related to a cemetery project	—	—	0.1	0.01
Net gain on disposition of assets	(0.3)	(0.02)	—	—
Recovery of legal fees	(0.4)	(0.02)	—	—

Non-GAAP net income including Special Items	$9.8	$0.54	$12.2	$0.66

Diluted weighted average shares outstanding (in thousands)		17,938		18,397

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2010 compared to the year ended December 31, 2011.

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$107,680	$106,679	$(1,001)	(0.9)%
Acquired operating revenue	22,063	30,307	8,244	37.4%
Preneed funeral insurance commissions	2,265	1,811	(454)	(20.0)%
Preneed funeral trust earnings	6,117	6,425	308	5.0%

Revenues from continuing operations	$138,125	$145,222	$7,097	5.1%

Operating profit:
Same store operating profit	$36,035	$38,152	$2,117	5.9%
Acquired operating profit	5,123	8,937	3,814	74.4%
Preneed funeral insurance commissions	876	434	(442)	(50.5)%
Preneed funeral trust earnings	6,117	6,425	308	5.0%

Operating profit from continuing operations	$48,151	$53,948	$5,797	12.0%

Funeral home same store operating revenues for the year ended December 31, 2011 decreased $1.0 million, or 0.9% when compared to the year ended December 31, 2010. We experienced a decline in the number of contracts year over year of 1.3% and the average revenue per contract for those existing operations increased $2 to $5,596. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased $8 to $5,348. The number of traditional burial contracts decreased 3.8% while the average revenue per burial contract increased 1.8% to $8,240. The cremation rate for the same store businesses rose from 40.8% to 42.1%. The average revenue per cremation contract increased 0.2% to $3,091, and the number of cremation contracts increased 1.7%. Cremations with services have declined from 42.2% of total cremation contracts in the year ended 2010 to 37.4% in the year ended 2011. The average revenue for “other” contracts, which make up approximately 7.7% of the number of contracts, increased from $2,018 to $2,053. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Same store operating profit for the year ended December 31, 2011 increased $2.1 million, or 5.9%, from the comparable year ended December 31, 2010, and as a percentage of funeral same store operating revenue, increased from 33.5% to 35.8% as we have seen operating expenses decrease in the year ended December 31, 2011. We have experienced decreases in most same store controllable expense categories, including $1.2 million in salaries, wages and benefit costs for the year ended December 31, 2011, when compared to the year ended December 31, 2010. Related to the decline in burial contracts of 390 contracts, we experienced a decline in merchandise costs, such as caskets, of approximately $0.8 million. Our costs for the self insurance program for property, casualty and general liability risk also decreased by approximately $0.6 million year over year.

Funeral home acquired revenues for the year ended December 31, 2011 increased $8.2 million, or 37.4%, when compared to the year ended December 31, 2010, as we experienced a 37.8% increase in the number of contracts, due in large part to the acquisitions completed in 2011 and 2010, and an increase of 0.9%, to $4,130, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 0.6% year over year. The cremation rate for the acquired businesses was 57.4% for 2011, up from 56.1% in the prior year. The average revenue per cremation contract increased 7.1% to $2,638 for 2011, and the number of cremation contracts increased 40.9% compared to 2010.

Acquired operating profit for the year ended December 31, 2011 increased $3.8 million, or 74.4%, from the year ended December 31, 2010 and, as a percentage of revenue from acquired funeral homes, increased from 23.2% for 2010 to 29.5% for 2011. As these acquired businesses transition into Carriage’s Standard Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, decreased $0.1 million in both revenue and operating profit compared to the year ended December 31, 2010.

Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the year ended December 31, 2010 compared to the year ended December 31, 2011:

	Year Ended December 31,		Change
	2010	2011	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$34,211	$32,407	$(1,804)	(5.3)%
Acquired operating revenue	6,239	6,574	335	5.4%
Cemetery trust earnings	4,815	5,073	258	5.4%
Preneed cemetery finance charges	1,557	1,360	(197)	(12.6)%

Revenues from continuing operations	$46,822	$45,414	$(1,408)	(3.0)%

Operating Profit:
Same store operating profit	$7,340	$7,603	$263	3.6%
Acquired operating profit	1,707	1,944	237	13.9%
Cemetery trust earnings	4,815	5,073	258	5.4%
Preneed cemetery finance charges	1,557	1,360	(197)	(12.6)%

Operating profit from continuing operations	$15,419	$15,980	$561	3.6%

Cemetery same store operating revenues for the year ended December 31, 2011, decreased $1.8 million, or 5.3%, compared to the year ended December 31, 2010. The revenue decline was attributable to same store revenue from preneed property sales, which decreased $1.9 million, or 12.1%, due to a 13.9% decrease in the number of interment rights (property) sold. We also experienced a 3.2% decrease in the average price per interment compared to 2010. Revenue from deliveries of preneed merchandise and services decreased $0.1 million, or 2.9%. Same store at-need revenues increased $0.2 million, or 1.5%.

Cemetery same store operating profit for the year ended December 31, 2011 increased $0.3 million, or 3.6%, even though we experienced declining revenue. As a percentage of revenues, cemetery same store operating profit increased from 21.4% to 23.5%. Promotional expenses (primarily preneed sales commissions) decreased $0.9 million and preneed property costs decreased $0.6 million, both in connection with the lower preneed sales volumes. These changes caused the preneed margin to increase 500 basis points to 48.6%. Bad debts decreased $0.4 million due to better management of receivables. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs declined $0.4 million, or 3.5%, and the costs of the self insurance program for property, casualty and general liability risks decreased $0.1 million, or 4.1%.

Cemetery acquired revenues for the year ended December 30, 2011 increased $0.3 million, or 5.4%, compared to the year ended December 31, 2010, due to revenue from preneed property sales which increased $0.3 million or 9.0%. Preneed revenue from merchandise and services deliveries and at-need revenues remained flat compared to the same period in 2010. As a percentage of revenues, cemetery acquired operating profit increased from 27.4% to 29.6% from the increase in preneed property sales.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings increased $0.3 million, or 5.4%, when compared to the year ended December 31, 2010. Earnings from perpetual care trust funds totaled $3.6 million for the year ended December 31, 2011, compared to $4.2 million for the year ended December 31, 2010, a decrease of $0.6 million, or 14.3%. The decrease in perpetual care trust earnings is due to significantly higher capital gains realized in 2010 compared to 2011. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.9 million, or 154.0% to $1.4 million, compared to the same period in 2010. Higher trust income and capital gains realized in recent years in the merchandise and services trusts have been allocated to the preneed contracts which are providing higher income to recognize upon delivery. Finance charges on the preneed contracts decreased $0.2 million or 12.6% year over year due to the decline in overall preneed sales and preneed receivables.

Other. General and administrative expenses totaled $21.7 million for the year ended December 31, 2011, an increase of $6.3 million compared to the year ended December 31, 2010. We incurred $1.9 million of termination expenses in 2011 in connection with the reorganization of management. We also incurred $1.3 million of additional costs due to the expansion and upgrade of talent in our regional operations organization and home office support departments. In 2011, we had $0.5 million of additional public company costs from increased director fees, audit fees and franchise taxes. We incurred an additional $1.6 million of incentive compensation costs for performance based plans and approximately $0.6 million of additional costs related to the closing of acquisitions. Offset in our 2010 general and administrative expenses is a $0.7 million credit for the recovery of legal fees from a previously settled lawsuit.

Interest income and other, net for the year ended December 31, 2011 is primarily gains on the repurchase of convertible junior subordinated debentures.

Income taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2011 and 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following is a discussion of our results of operations for the years ended December 31, 2010 and 2009.

Net income from continuing operations for the year ended December 31, 2010 totaled $8.1 million, equal to $0.45 per diluted share as compared to $7.0 million for the year ended December 31, 2009, or $0.40 per diluted share. Total revenue for the year ended December 31, 2010 was $184.9 million, an increase of 4.1%, compared to $177.6 million for the comparable period in 2009. The variance between the two periods was primarily due to approximately 44% higher financial revenue in the current period. Although we experienced single digit declines in same store operating revenue and profit, our acquired businesses and higher financial revenues drove the overall results higher in 2010 compared to 2009.

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

Funeral home same store operating revenues for the year ended December 31, 2010 decreased $1.2 million, or 1.1% when compared to the year ended December 31, 2009. We experienced flat volume in the number of contracts year over year and an increase of 0.6%, to $5,610, in the average revenue per contract for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings. The number of traditional burial contracts decreased 2.3% while the average revenue per burial contract increased 2.1% to $8,100. The cremation rate for the same store businesses rose from 39.7% to 40.7%. The average revenue per cremation contract increased 2.9% to $3,089, and the number of cremation contracts increased 2.5%. Cremations with services declined from 46.2% of total cremation contracts in the year ended 2009 to 44.4% in the year ended 2010. The average revenue for “other” contracts, which made up approximately 7.6% of the number of contracts, declined from $2,057 to $2,016. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Same store operating profit for the year ended December 31, 2010 decreased $2.9 million, or 7.5%, from the comparable year ended December 31, 2009, and as a percentage of funeral same store operating revenue, decreased from 35.9% to 33.6% as we experienced operating expense increases in the year ended December 31, 2010. We experienced increases in all same store controllable expense categories but primarily in salaries and wages and health insurance costs for the year ended December 31, 2010, when compared to the year ended December 31, 2009. Our costs for the self insurance program for property, casualty and general liability risk remained flat year over year.

Funeral acquired revenues for the year ended December 31, 2010 increased $5.8 million, or 34.9%, when compared to the year ended December 31, 2009 as we experienced a 33.2% increase in the number of contracts, due to the acquisitions completed in the second half of 2010, and a slight increase of 2.0%, to $4,066, in the average revenue per contract for those acquired operations. The 2010 period includes the results of operations attributable to the two acquisitions that closed in the fourth quarter of 2009 and the five funeral businesses acquired in 2010. The cremation rate for the acquired businesses was 56.2% for 2010, up from 53.1% in the prior year, as the businesses acquired in 2010 are located in higher cremation areas than the locations acquired during the period 2007 through 2009. The average revenue per cremation contract increased 8.1% to $2,465 for 2010, and the number of cremation contracts increased 37.8% compared to 2009.

Acquired operating profit for the year ended December 31, 2010 increased $0.3 million, or 6.5%, from the year ended December 31, 2009 and, as a percentage of revenue from acquired funeral homes, was 28.9% for 2009 compared to 22.9% for 2010 as those businesses acquired had not fully transitioned into Carriage’s Standard Operating Model.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, had a meaningful impact on funeral revenues and operating profit. On a combined basis, these categories experienced an increase of $2.4 million and $2.8 million in revenue and operating profit, respectively, compared to the year ended December 31, 2009 primarily due to higher realization of insurance contract income.

Cemetery Segment. The following table sets forth certain information regarding our revenues and gross profit from the cemetery operations for the year ended December 31, 2009 compared to the year ended December 31, 2010:

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

Cemetery trust earnings had a meaningful impact on total cemetery revenues and operating profit. Trust earnings increased $2.1 million, or 75.3%, when compared to the year ended December 31, 2009. Earnings from perpetual care trust funds totaled $4.3 million for the year ended December 31, 2010, compared to $2.3 million for the year ended December 31, 2009, due to significant capital gains realized and withdrawn in 2010. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.2 million, or 41.3%, compared to the same period in 2009. Finance charges on the preneed contracts remained flat year over year.

Other. General and administrative expenses totaled $16.8 million for the year ended December 31, 2010, an increase of $0.8 million or 5.0% compared to the year ended December 31, 2009. We incurred an additional $0.8 million of incentive compensation costs and approximately $0.9 million of additional costs in our Corporate Development department and the related costs of closing acquisitions. Included in our general and administrative expenses is a $0.7 million credit for the recovery of legal fees from a previously settled lawsuit.

Interest income and other, net for the year ended December 31, 2010 is primarily interest income on the short-term investments, a gain related to an insurance claim and the gain on the repurchase of the convertible junior subordinated debentures.

Income taxes. See Note 15 to the Consolidated Financial Statements for a discussion of the income taxes for 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Carriage began 2011 with $1.3 million in cash and other liquid investments and ended the year with $1.1 million in cash and $3.1 million drawn on our credit facility. The elements of cash flow for 2011 consisted of the following (in millions):

Cash and liquid investments at beginning of year	$1.3
Cash flow from operations	31.2
Cash used for business acquisitions	(18.6)
Borrowings on our credit facility, net	2.5
Cash used for dividends of common stock	(1.4)
Cash used for repurchase of common stock	(0.7)
Cash used for repurchases of convertible junior subordinated debentures	(2.2)
Cash used for maintenance capital expenditures	(6.8)
Cash used for growth capital expenditures – funeral homes	(1.6)
Cash used for growth capital expenditures – cemeteries	(2.2)
Other investing and financing activities, net	(0.4)

Cash at end of year	$1.1

The trends in cash provided by operations have improved over the last two years as we generated $16.1 million, $25.7 million and $31.2 million in 2009, 2010 and 2011, respectively. For 2012 we expect to pay more in income taxes because we have utilized our income tax net operating loss carryforward. The payment of additional income taxes is expected to lower our cash provided by operations to a range of $26 - $28 million for 2012. Annually, we spend approximately $10 million on capital expenditures and we plan to acquire funeral and cemetery businesses in 2012 and future years. We spent $3.1 million, $19.0 million and $18.6 million on acquisitions in 2009, 2010 and 2011, respectively. In 2012 we expect to spend approximately $1.8 million on common stock dividends and may spend up to $4.3 million buying our common stock. Our revolving credit facility provides us the flexibility to fund working capital, capital expenditures, acquisitions or capital needs.

Effective August 11, 2011, the Company entered into a new secured revolving credit facility with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The credit facility matures in October 2014 and under certain conditions may be extended to October 2016. The credit facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the credit facility bear interest at either prime rate or LIBOR options. At December 31, 2011, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. At December 31, 2011, the maximum drawdown allowed on the credit facility was approximately $43.6 million. Prior to August 11, 2011, the Company had a revolving credit facility which contained commitments for an aggregate of $40 million with an accordion provision for up to an additional $20 million. During the year, the Company recorded a charge of approximately $201,000 to write-off the remaining unamortized fees on the prior credit facility. The fees related to the new credit facility were approximately $333,000 and are being amortized over the life of the facility.

The outstanding principal of senior debt at December 31, 2011 totaled $139.8 million and consisted of $130.0 million of the 7 7/8% Senior Notes, $3.1 million drawn on our credit facility and $6.7 million in acquisitions and other indebtedness, and capital lease obligations. Additionally, no letters of credit were issued and outstanding under the credit facility at December 31, 2011.

A total of $89.8 million was outstanding at December 31, 2011 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES”. The rights under the debentures are functionally equivalent to those of the TIDES. For the year ended 2011, the Company repurchased 61,742 shares of these TIDES for approximately $2,241,000 and recorded a gain of $846,000. The Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 151,052 shares, and immediately cancelled the shares.

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

On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. The Board declared three quarterly dividends of $0.025 per share, totaling approximately $1.4 million which were paid on June 1, 2011,

September 1, 2011 and December 1, 2011 respectively, to record holders of our common stock as of May 17, 2011, August 12, 2011 and November 14, 2011 respectively. The Company has a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of the Company’s common stock.

In November 2011, our Board of Directors approved a common stock repurchase plan in the amount of $5 million. Through December 31, 2011, we spent $0.7 million buying back our common stock. The repurchases are continuing in 2012 where we may spend up to $4.3 million buying back our stock.

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

Contractual Obligations

The following table summarizes the future payments required for the debt on our balance sheet as of December 31, 2011. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

			Payments By Period (in millions)
	Note Reference	Total	2012	2013	2014	2015	2016	After 5 Years
Long-term debt	12	$135.5	$0.5	$0.4	$3.6	$130.3	$0.2	$0.5
Capital lease obligations, including interest	14	7.5	0.4	0.4	0.5	0.5	0.5	5.2
Convertible junior subordinated debenture (a)	13	89.8	—	—	—	—	—	89.8

Total contractual obligations		$232.8	$0.9	$0.8	$4.1	$130.8	$0.7	$95.5

(a)	Matures in 2029

Off-Balance Sheet Arrangements

The following table summarizes our off-balance sheet arrangements as of December 31, 2011. Where appropriate we have indicated the footnote to our Consolidated Financial Statements where additional information is available.

			Payments By Period (in millions)
	Note Reference	Total	2012	2013	2014	2015	2016	After 5 Years
Operating leases	14	$12.7	$3.8	$3.5	$2.6	$1.8	$0.7	$0.3
Interest payments on long-term debt		144.9	16.9	16.8	16.8	6.9	6.5	81.0
Noncompete agreements	14	7.9	2.0	1.6	1.4	1.2	0.7	1.0
Consulting agreements	14	1.9	0.7	0.5	0.4	0.2	0.1	—
Executive management compensation agreements	14	4.1	1.9	1.9	0.3	—	—	—

Total contractual cash obligations		$171.5	$25.3	$24.3	$21.5	$10.1	$8.0	$82.3

The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our revolving credit facility both of which may be more likely or more difficult to access.

Uncertain tax positions recorded at December 31, 2011 total approximately $7.9 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Note 15 in our consolidated financial statements.

SEASONALITY

Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.

INFLATION

Inflation has not had a significant impact on our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks.

The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2011, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in interest rates and the values of securities associated with the preneed and perpetual care trusts chosen for the following estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rate and foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2011, we had $3.1 million outstanding under our $60.0 million revolving credit facility. Any further borrowings against the revolving credit facility or any change in the floating rate would cause a change in interest expense. This facility contains an interest rate at either the prime rate or LIBOR options which the prime rate was 4.125% and the LIBOR margin was 1.875% at December 31, 2011. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of less than $0.1 million. We have not entered into interest rate hedging arrangements in the past, and have no plans to do so. Do to fluctuating balances in the amount outstanding under this debt agreement we do not believe such arrangements to be cost effective.

The Senior Notes were issued to the public at par and are carried at a cost of $130 million. At December 31, 2011, these securities were typically trading at a price of approximately $98, indicating a market value of approximately $127.4 million.

The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The estimated fair value of these securities is estimated to be approximately $78.7 million at December 31, 2011, based on available broker quotes of the corresponding preferred securities issued by the Trust.

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

Securities subject to market risk consist of investments held by our preneed funeral, cemetery merchandise and services and perpetual care trust funds. See Notes 5, 7 and 9 to our Consolidated Financial Statements for the estimated fair values of those securities. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.87% change in the value of the fixed income securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carriage Services, Inc.:

We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 9, 2012

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$1,137
Accounts receivable, net of allowance for bad debts of $979 in 2010 and $928 in 2011	15,587	16,605
Inventories and other current assets	10,828	13,530

Total current assets	27,694	31,272

Preneed cemetery trust investments	79,691	66,419
Preneed funeral trust investments	81,143	75,812
Preneed receivables, net of allowance for bad debts of $1,236 in 2010 and $1,728 in 2011	24,099	22,800
Receivables from preneed funeral trusts	21,866	22,487
Property, plant and equipment, net of accumulated depreciation of $71,700 in 2010 and $78,100 in 2011	128,472	136,469
Cemetery property	71,128	71,620
Goodwill	183,324	193,962
Deferred charges and other non-current assets	7,860	10,451
Cemetery perpetual care trust investments	45,735	41,485

Total assets	$671,012	$672,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$563	$628
Accounts payable and other liabilities	9,700	13,874
Accrued liabilities	14,896	17,867

Total current liabilities	25,159	32,369
Senior long-term debt, net of current portion	132,416	135,000
Convertible junior subordinated debenture due in 2029 to an affiliate	92,858	89,770
Obligations under capital leases, net of current portion	4,289	4,155
Deferred preneed cemetery revenue	50,125	59,934
Deferred preneed funeral revenue	39,517	40,961
Deferred preneed cemetery receipts held in trust	79,691	66,419
Deferred preneed funeral receipts held in trust	81,143	75,812
Care trusts’ corpus	45,941	41,379

Total liabilities	551,139	545,799

Commitments and contingencies
Redeemable Preferred Stock	200	200

Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 21,311,000 and 21,663,000 issued as of December 31, 2010 and 2011, respectively	213	217
Additional paid-in capital	200,987	201,284
Accumulated deficit	(70,951)	(63,987)
Treasury stock, at cost; 3,153,000 and 3,236,000 shares at December 31, 2010 and 2011, respectively	(10,576)	(10,736)

Total stockholders’ equity	119,673	126,778

Total liabilities and stockholders’ equity	$671,012	$672,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011
Revenues:
Funeral	$131,051	$138,125	$145,222
Cemetery	46,576	46,822	45,414

	177,627	184,947	190,636

Field costs and expenses:
Funeral	83,069	89,974	91,274
Cemetery	32,984	31,403	29,434
Depreciation and amortization	8,748	8,621	8,600
Regional and unallocated funeral and cemetery costs	6,708	7,502	9,024

	131,509	137,500	138,332

Gross profit	46,118	47,447	52,304

Corporate costs and expenses:
General, administrative and other	14,412	15,451	21,745
Home office depreciation and amortization	1,591	1,355	1,013

	16,003	16,806	22,758

Operating income	30,115	30,641	29,546

Interest expense	(18,498)	(18,262)	(18,305)
Gain on repurchase of junior subordinated debentures	—	317	846
Interest income and other, net	228	751	51

Total interest and other, net	(18,270)	(17,194)	(17,408)

Income before income taxes	11,845	13,447	12,138
Provision for income taxes	(4,797)	(5,368)	(5,160)

Net income	7,048	8,079	6,978
Preferred stock dividend	(14)	(14)	(14)

Net income available to common stockholders	$7,034	$8,065	$6,964

Basic earnings per common share:	$0.40	$0.46	$0.38

Diluted earnings per common share:	$0.40	$0.45	$0.38

Dividends declared per share:	$—	$—	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	17,573	17,635	18,359

Diluted	17,749	17,938	18,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance – December 31, 2008	17,835	$196	$195,104	$(86,050)	$(5,740)	$103,510
Net income – 2009	—	—	—	7,034	—	7,034
Issuance of common stock	426	4	762	—	—	766
Exercise of stock options	76	1	153	—	—	154
Issuance of restricted common stock	374	4	(4)	—	—	—
Cancellation and retirement of restricted common stock	(31)	—	(121)	—	—	(121)
Amortization of restricted common stock	—	—	1,005	—	—	1,005
Stock-based compensation expense	—	—	134	—	—	134
Treasury stock acquired	(1,378)	—	—	—	(4,260)	(4,260)

Balance – December 31, 2009	17,302	205	197,033	(79,016)	(10,000)	108,222
Net income – 2010	—	—	—	8,065	—	8,065
Issuance of common stock	202	2	1,113	—	—	1,115
Exercise of stock options	516	5	1,412	—	—	1,417
Issuance of restricted common stock	250	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(68)	(1)	(217)	—	—	(218)
Amortization of restricted common stock	—	—	1,394	—	—	1,394
Stock-based compensation expense	—	—	254	—	—	254
Acquisition of convertible junior subordinated debentures converted into treasury stock	(44)	—	—	—	(576)	(576)

Balance – December 31, 2010	18,158	213	200,987	(70,951)	(10,576)	119,673
Net income – 2011	—	—	—	6,964	—	6,964
Issuance of common stock	125	1	521	—	—	522
Exercise of stock options	173	1	290	—	—	291
Issuance of restricted common stock	280	3	(3)	—	—	—
Cancellation and retirement of restricted common stock	(183)	(1)	(426)	—	—	(427)
Amortization of restricted common stock	—	—	1,530	—	—	1,530
Stock-based compensation expense	—	—	337	—	—	337
Treasury stock acquired	(126)	—	(576)	—	(160)	(736)
Dividends on common stock	—	—	(1,376)	—	—	(1,376)

Balance – December 31, 2011	18,427	$217	$201,284	$(63,987)	$(10,736)	$126,778

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$7,048	$8,079	$6,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,339	9,976	9,613
Amortization of deferred financing costs	767	728	653
Gain on repurchase of convertible junior subordinated debentures	—	(317)	(846)
Provision for losses on accounts receivable	3,937	4,031	2,788
Stock-based compensation expense	1,588	1,759	1,867
Deferred income taxes	4,797	1,521	(3,462)
Loss on early extinguishment of debt	—	—	201
Other	(37)	(153)	38

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(7,241)	(4,761)	(1,921)
Inventories and other current assets	220	1,830	(1,513)
Deferred charges and other	(108)	—	(38)
Preneed funeral and cemetery trust investments	(3,737)	(1,369)	10,956
Accounts payable and accrued liabilities	(2,072)	2,975	7,006
Litigation settlement	(3,300)	—	—
Deferred preneed funeral and cemetery revenue	(784)	168	10,316
Deferred preneed funeral and cemetery receipts held in trust	4,678	1,212	(11,481)

Net cash provided by operating activities	16,095	25,679	31,155

Cash flows from investing activities:
Acquisitions	(3,102)	(19,007)	(18,574)
Net proceeds from sales of assets	67	400	—
Capital expenditures	(9,370)	(10,661)	(10,644)

Net cash used in investing activities	(12,405)	(29,268)	(29,218)

Cash flows from financing activities:
Borrowings under the bank credit facility	—	600	2,500
Payments on senior long-term debt and obligations under capital leases	(778)	(474)	(625)
Proceeds from the exercise of stock options and employee stock purchase plan	476	1,188	719
Dividends on common stock	—	—	(1,376)
Dividends on redeemable preferred stock	(14)	(14)	(14)
Tax benefit from stock-based compensation	—	571	25
Repurchase of convertible junior subordinated debentures	—	(576)	(2,241)
Payment of debt amendment and loan origination costs	(505)	—	(333)
Purchase of treasury stock	(4,260)	—	(736)
Other financing costs	—	(43)	2

Net cash provided by (used) in financing activities	(5,081)	1,252	(2,079)

Net decrease in cash and cash equivalents	(1,391)	(2,337)	(142)
Cash and cash equivalents at beginning of year	5,007	3,616	1,279

Cash and cash equivalents at end of year	$3,616	$1,279	$1,137

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of death care services and merchandise in the United States. As of December 31, 2011, the Company owned and operated 159 funeral homes in 25 states and 33 cemeteries in 12 states.

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

Accounts receivable included approximately $9.3 million and $8.6 million of funeral receivables at December 31, 2010 and 2011, respectively, and $7.3 million and $8.8 million of cemetery receivables at December 31, 2010 and 2011, respectively. Non-current preneed receivables at December 31, 2010 and 2011, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $8.8 million and $8.5 million of funeral receivables and $17.2 million and $16.0 million of cemetery receivables at December 31, 2010 and 2011, respectively. For 2010 and 2011, accounts receivable also include minor amounts of other receivables.

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

In the opinion of management, the proceeds from the trust funds and the insurance policies at the times the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of securities in which the trusts may invest are regulated by state agencies.

Preneed Funeral and Cemetery Trust Funds

The Company’s preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have a right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in the Company’s Consolidated Balance Sheets. The Company’s future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

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

An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company’s analysis continues to support its position as the primary beneficiary in the majority of our funeral and cemetery trust funds.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

Property, plant and equipment was comprised of the following at December 31, 2010 and 2011:

	December 31, 2010	December 31, 2011
	(in thousands)
Land	$37,424	$39,673
Buildings and improvements	109,348	118,343
Furniture, equipment and automobiles	53,400	56,553

	200,172	214,569
Less: accumulated depreciation	(71,700)	(78,100)

	$128,472	$136,469

During 2009, 2010 and 2011, the Company recorded $7,517,000, $7,365,000 and $7,466,000 respectively, for depreciation expense against operating income.

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

Stock Plans and Stock-Based Compensation

The Company has stock-based employee and director compensation plans in the form of restricted stock, performance units, stock options and an employee stock purchase plan. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards over the period of vesting. Fair value is determined for restricted stock, stock options and the employee stock purchase plan on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model.

See Note 16 to the Consolidated Financial Statements included herein for additional information on the Company’s stock-based compensation plans.

Computation of Earnings Per Common Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2009, 2010 and 2011, the calculations for basic and diluted earnings per share are presented in Note 20 to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2011.

Fair Value Measurements

We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosure transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented herein in Note 10 to the Consolidated Financial Statements. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2011, we did not incur significant decreases in the volume or level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the Company has the intent to hold the investment and (b) evidence indicate the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of December 31, 2011, no impairment was identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our Senior Notes were issued to the public at par in January 2005 and are carried at a cost of $130 million. At December 31, 2011, these securities were typically trading at a price of approximately $98, indicating a fair market value of approximately $127.4 million. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”) pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $78.7 million at December 31, 2011 based on available broker quotes of the corresponding preferred securities issued by the Trust.

For more information regarding fair market valuations, see Note 10 to the Consolidated Financial Statements herein.

Business Combinations

Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any differences between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with the acquisition. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred.

During 2011, the Company acquired six funeral home businesses. See Note 3 to the Consolidated Financial Statements herein for further information on the 2011 acquisitions.

Goodwill

The excess of the purchase price over the fair value of net identifiable assets of funeral homes and certain cemeteries acquired, as determined by management in transactions accounted for as purchases, is recorded as goodwill. Goodwill is primarily associated with or recorded in connection with the acquisitions of funeral businesses. Many of the acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a funeral business. We review the carrying value of goodwill at least annually on reporting units (aggregated geographically) to determine if facts and circumstances exist which would suggest that this intangible asset might be carried in excess of fair value. For 2009 and 2010 fair value was determined by discounting the estimated future cash flows of the businesses in each reporting unit at the Company’s weighted average cost of capital less debt allocable to the reporting unit and by reference to recent sales transactions of similar businesses. The calculation of fair value can vary dramatically with changes in estimates of the number of future services performed, inflation in costs, and the Company’s cost of capital, which is impacted by long-term interest rates. No impairment was indicated.

We performed our 2011 annual impairment test of goodwill by conducting a qualitative assessment of each of our reporting units, East, Central and West regional divisions in the United States, using information as of August 31, 2011. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, discussing new guidance on the methodology used for the annual goodwill impairment test. Based on our 2011 impairment test, we concluded that there was no impairment of goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

Management of the Company evaluated events and transactions during the period beginning subsequent to December 31, 2011 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. See Note 25 to the Consolidated Financial Statements included herein for additional information on subsequent events.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Allowance for Credit Losses of Financing Receivables

In July 2010, new guidance was issued which increased the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The intent of the disclosure is to provide additional information about the nature of credit risks inherent in our financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures related to period-end information were required for annual reporting periods ending after December 15, 2010 and thus effective for the Company at December 31, 2010. The disclosure of activity that occurs during the reporting period are required for interim periods beginning after December 15, 2010 and thus was effective for the Company for the period beginning January 1, 2011. The additional required disclosures are provided in Note 6 to the Consolidated Financial Statements.

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

Pro Forma Information for Business Combinations

In December 2010, new guidance was issued for disclosing supplementary pro forma information for business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and thus was effective for the Company for the period beginning January 1, 2011. The adoption of this accounting standard update will apply to material business combinations and did not have a material impact on our disclosures to the Consolidated Financial Statements in 2011 and the comparable prior periods.

Fair Value Measurements

In May 2011, additional guidance was issued regarding how fair value measurements and disclosures should be applied where it is already required or permitted under International Financial Reporting Standards or United States Generally Accepted Accounting Principles. This new guidance clarifies and aligns the existing application of fair value measurement guidance and revises certain language. This guidance is effective for the first interim or annual period beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The adoption of this accounting standard update is not expected to have a material impact on our Consolidated Financial Statements.

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

Carriage completed six acquisitions of funeral home businesses in 2011. The consideration paid for these businesses was $18.6 million and the assumption of $0.6 million of liabilities. During the fourth quarter of 2011, the Company completed two of the six acquisitions of funeral home businesses, one in Kentucky and the other in New York, for a total of $8.3 million. During 2010, the Company completed six acquisitions, one cemetery business and five funeral home businesses for a total of $19.0 million in cash and the assumption of $0.6 million of liabilities and debt. The assets and liabilities for all acquisitions were recorded at fair value and included goodwill of $10.7 million and $16.4 million for 2011 and 2010, respectively. For all acquisitions, the Company acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The proforma impact of the acquisitions on the prior periods are not presented as the impact is not material to reported results. The results of the acquired businesses are included in the Company’s results from the date of acquisition.

Selected information on the 2011 acquisitions follows (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
April 2011	Three Funeral Homes	Amarillo, TX	$1.5	$2.4	$0.6
April 2011	One Funeral Home	Miami, FL	$0.6	$1.2	___
August 2011	One Funeral Home	Duncan, OK	$1.6	$2.4	___
September 2011	Three Funeral Homes	Modesto, CA	$0.1	$1.1	___
October 2011	Three Funeral Homes	South Shore, KY	$1.2	$1.3	___
December 2011	One Funeral Home	Long Island, NY	$3.5	$2.3	___

The effect of the 2011 acquisitions on the Consolidated Balance Sheet at December 31, 2011 was as follows (in thousands):

Net current assets	$175
Property, plant & equipment	7,361
Goodwill	10,638
Other assets	1,040
Preneed funeral trust investments	1,463
Receivables from preneed funeral trusts	388
Note payable	(640)
Deferred preneed funeral revenue	(388)
Deferred preneed funeral receipts held in trust	(1,463)

Cash paid	$18,574

4. GOODWILL

Many of the former owners and staff of acquired funeral homes and certain cemeteries have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed, as determined by management in business acquisition transactions accounted for as purchases, is recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. GOODWILL (continued)

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the year ended December 31, 2010 and 2011 (in thousands):

	December 31, 2010	December 31, 2011
Goodwill at beginning of year	$166,930	$183,324
Acquisitions and changes in previous estimates	16,394	10,638

Goodwill at end of year	$183,324	$193,962

Changes in previous estimates are related to minor adjustments to inventory.

5. PRENEED TRUST INVESTMENTS

Preneed Cemetery Trust Investments

Preneed cemetery trust investments represent trust fund assets that the Company will generally withdraw when the merchandise or services are provided. Preneed cemetery trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company pursuant to state laws. The components of preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2010 and 2011 are as follows (in thousands):

	December 31, 2010	December 31, 2011
Preneed cemetery trust investments	$81,771	$68,557
Less: allowance for contract cancellation	(2,080)	(2,138)

	$79,691	$66,419

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

The cost and fair market values associated with preneed cemetery trust investments at December 31, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time as the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$1,234	$—	$—	$1,234
Fixed income securities:
Corporate debt	53,227	1,085	(1,548)	52,764
Mortgage backed securities	1	—	—	1
Common stock	13,002	102	(3,646)	9,458
Mutual funds:
Equity	3,808	250	(30)	4,028

Trust securities	$71,272	$1,437	$(5,224)	$67,485

Accrued investment income	$1,072			$1,072

Preneed cemetery trust investments				$68,557

Market value as a percentage of cost				94.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. PRENEED TRUST INVESTMENTS (continued)

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,472
Due in five to ten years	19,836
Thereafter	29,457

$52,765

The cost and market values associated with preneed cemetery trust assets at December 31, 2010 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$2,114	$—	$—	$2,114
Fixed income securities:
Corporate debt	30,405	5,804	(219)	35,990
Mortgage backed securities	3	—	—	3
Common stock	33,265	5,982	(217)	39,030
Mutual funds:
Equity	3,557	293	—	3,850

Trust securities	$69,344	$12,079	$(436)	$80,987

Accrued investment income	$784			$784

Preneed cemetery trust investments				$81,771

Market value as a percentage of cost				116.8%

Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Investment income	$3,109	$3,434	$3,471
Realized gains	2,165	12,563	14,041
Realized losses	(4,211)	(821)	(4,453)
Expenses and taxes	(381)	(586)	(1,239)
Increase in deferred preneed cemetery receipts held in trust	(682)	(14,590)	(11,820)

	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Purchases	$(44,661)	$(56,431)	$(111,550)
Sales	39,825	54,055	121,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. PRENEED TRUST INVESTMENTS (continued)

Preneed Funeral Trust Investments

Preneed funeral trust investments represent trust fund assets that the Company expects to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2010 and 2011 were as follows (in thousands):

	December 31, 2010	December 31, 2011
Preneed funeral trust investments	$83,324	$78,227
Less: allowance for contract cancellation	(2,181)	(2,415)

	$81,143	$75,812

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

The cost and fair market values associated with preneed funeral trust investments at December 31, 2011 are detailed below (in thousands). The Company determines whether or not the assets in the preneed funeral trusts have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time as the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$12,318	$—	$—	$12,318
Fixed income securities:
U.S. Treasury debt	5,421	125	(24)	5,522
Mortgage backed securities	439	12	(1)	450
Corporate debt	36,430	992	(869)	36,553
Common stock	10,007	74	(2,557)	7,524
Mutual funds:
Equity	9,291	42	(967)	8,366
Fixed income	4,361	172	(31)	4,502
Other Investments	2,221	—	(16)	2,205

Trust Securities	$80,488	$1,417	$(4,465)	$77,440

Accrued investment income	$787			$787

Preneed funeral trust investments				$78,227

Market value as a percentage of cost				96.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1,068
Due in one to five years	5,239
Due in five to ten years	14,087
Thereafter	22,131

$42,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. PRENEED TRUST INVESTMENTS (continued)

The cost and market values associated with preneed funeral trust assets at December 31, 2010 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$10,735	$—	$—	$10,735
Fixed income securities:
U.S. Treasury debt	5,461	126	(39)	5,548
Mortgage backed securities	694	32	—	726
Corporate debt	21,791	5,408	(62)	27,137
Common stock	21,305	3,995	(115)	25,185
Mutual funds:
Equity	6,209	561	(211)	6,559
Fixed income	6,513	357	(76)	6,794

Trust Securities	$72,708	$10,479	$(503)	$82,684

Accrued investment income	$640			$640

Preneed funeral trust investments				$83,324

Market value as a percentage of cost				113.7%

Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Investment income	$3,063	$3,410	$2,934
Realized gains	3,198	11,023	10,772
Realized losses	(6,588)	(532)	(3,223)
Expenses and taxes	(722)	(873)	(1,224)
(Increase) decrease in deferred preneed funeral receipts held in trust	1,049	(13,028)	(9,259)

	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Purchases	$(40,596)	$(11,800)	$(89,969)
Sales	34,596	8,321	86,846

6. PRENEED CEMETERY RECEIVABLES

Preneed sales of cemetery interment rights, merchandise and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest earnings included in cemetery revenues. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range between 9.5% and 12%. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. At December 31, 2011, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $18.5 million and $9.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. PRENEED CEMETERY RECEIVABLES (continued)

The Company determines an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 2.3% of the total receivables on recognized sales at December 31, 2011. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2010 and 2011, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2010	2011
Beginning balance	$1,448	$1,488
Write-offs and cancellations	(1,886)	(1,551)
Recoveries	—	—
Provision	1,926	1,415

Ending balance	$1,488	$1,352

The Company has a collections policy whereby past due notification is sent to the customers beginning at 15 days past due and thereafter periodically until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector.

The aging of past due financing receivables as of December 31, 2011 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$832	$437	$242	$455	$1,966	$17,587	$19,553
Deferred revenue	349	177	100	187	813	7,212	8,025

Total contracts	$1,181	$614	$342	$642	$2,779	$24,799	$27,578

The aging of past due financing receivables as of December 31, 2010 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$661	$420	$249	$263	$1,593	$16,912	$18,505
Deferred revenue	276	184	95	122	677	8,432	9,109

Total contracts	$937	$604	$344	$385	$2,270	$25,344	$27,614

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS

The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost. As of December 31, 2010 and 2011, receivables from preneed funeral trusts were as follows (in thousands):

	December 31, 2010	December 31, 2011
	(in thousands)
Preneed funeral trust funds	$22,542	$23,182
Less: allowance for contract cancellation	(676)	(695)

	$21,866	$22,487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. RECEIVABLES FROM PRENEED FUNERAL TRUSTS (continued)

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy Carriage’s future obligations under preneed funeral arrangements related to the preceding contracts at December 31, 2011 and 2010. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2011:
Cash and cash equivalents	$3,450	$3,450
Fixed income investments	15,106	15,231
Mutual funds and common stocks	39	39
Annuities	4,588	4,842

Total	$23,183	$23,562

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2010:
Cash and cash equivalents	$3,554	$3,554
Fixed income investments	13,990	14,009
Mutual funds and common stocks	76	76
Annuities	4,922	5,407

Total	$22,542	$23,046

8. CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $205.0 million and $216.0 million at December 31, 2010 and 2011, respectively, and are not included in the Company’s Consolidated Balance Sheets.

9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS

Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2010 and December 31, 2011 were as follows (in thousands):

	December 31, 2010	December 31, 2011
Trust assets, at market value	$45,735	$41,485
Obligations due from (to) trust	206	(106)

Care trusts’ corpus	$45,941	$41,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)

The Company is required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2011 (in thousands). The Company determines whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus.

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$210	$—	$—	$210
Fixed income securities:
Corporate debt	34,900	709	(1,083)	34,526
Other	1	—	—	1
Common stock	8,333	63	(2,350)	6,046

Trust Securities	$43,444	$772	$(3,433)	$40,783

Accrued investment income	$702			$702

Cemetery perpetual care investments				$41,485

Market value as a percentage of cost				93.9%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,098
Due in five to ten years	13,515
Thereafter	18,914

$34,527

The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2010 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$784	$—	$—	$784
Fixed income securities:
Corporate debt	23,458	4,120	(129)	27,449
Common stock	14,704	2,299	(143)	16,860
Mutual funds:
Equity	64	—	(17)	47
Fixed income	15	—	(3)	12

Trust Securities	$39,025	$6,419	$(292)	$45,152

Accrued investment income	$583			$583

Cemetery perpetual care investments				$45,735

Market value as a percentage of cost				115.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CEMETERY PERPETUAL CARE TRUST INVESTMENTS (continued)

Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Undistributable realized gains	$2,118	$5,774	$7,111
Undistributable realized losses	(3,567)	(780)	(2,347)
Decrease (increase) in Care trusts’ corpus	1,449	(4,994)	(4,764)

	$—	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Interest and dividend income	$2,375	$2,145	$2,563
Realized gains, net	154	2,132	1,085
Expenses	(178)	(21)	—

Total	$2,351	$4,256	$3,648

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2009	2010	2011
Purchases	$(38,833)	$(38,736)	$(40,030)
Sales	39,299	39,819	53,823

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

•

Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds; and

•

Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2011, the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. FAIR VALUE MEASUREMENTS (continued)

The following table summarizes the fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of December 31, 2011 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of December 31, 2011, the Company did not have any liabilities measured at fair value.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Assets:
Fixed income securities:
U.S. Treasury debt	$5,522	$—	$—	$5,522
Mortgage-backed securities	451	2	—	453
Corporate debt	—	123,843	—	123,843
Common stock	23,028	—	—	23,028
Mutual funds:
Equity	12,378	—	—	12,378
Fixed income	—	6,722	—	6,722

Total Assets	$41,379	$130,567	$—	$171,946

There were no significant transfers between Levels 1 and 2 for the year ended December 31, 2011.

11. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS

Deferred charges and other non-current assets at December 31, 2010 and 2011 were as follows (in thousands):

	December 31, 2010	December 31, 2011
Prepaid agreements not to compete, net of accumulated amortization of $602 and $706, respectively	$529	$425
Deferred loan costs, net of accumulated amortization of $2,775 and $3,161, respectively	2,086	1,700
Deferred income tax asset	1,211	3,955
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,563 and $1,698, respectively	2,480	2,345
Other	1,554	2,026

	$7,860	$10,451

Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.

12. SENIOR LONG-TERM DEBT

The Company’s senior long-term debt consisted of the following at December 31, 2010 and 2011 (in thousands):

	December 31, 2010	December 31, 2011
Revolving credit facility, secured, floating rate	$600	$3,100
7 7/8% Senior Notes due 2015	130,000	130,000
Acquisition debt	208	140
Other	2,042	2,257
Less: current portion	(434)	(497)

	$132,416	$135,000

The Company has outstanding a principal amount of $130 million of the Senior Notes, due in 2015, with interest payable semi-annually. The Company had a $40.0 million senior secured revolving credit facility with a $20.0 million accordion feature that was to mature in November 2012 and was collateralized by all personal property and funeral home real property in certain states. Effective August 11, 2011, the Company entered into a new secured revolving credit facility with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The credit facility matures in October 2014 and, under certain conditions, may be extended to October 2016. The credit facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the credit facility bear interest at either the prime rate or LIBOR options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. SENIOR LONG-TERM DEBT (continued)

At December 31, 2011, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. The fees related to the current credit facility were approximately $333,000 and are being amortized over the life of the facility. No letters of credit were issued and outstanding under the credit facility at December 31, 2011. Interest is payable quarterly.

Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (TIDES) 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the Senior Notes. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the Senior Notes.

The Company was in compliance with the covenants contained in the credit facility and the Senior Notes as of and for the years ended December 31, 2010 and 2011.

Acquisition debt consists of deferred purchase price notes payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to fifteen years.

The aggregate maturities of long-term debt for the next five years as of December 31, 2011 are approximately $500,000, $452,000, $3,540,000, $130,277,000 and $211,000, respectively and $500,000 thereafter.

13.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST

Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit, and are convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The subordinated debentures and the TIDES mature in 2029, and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. There are no deferred distributions at December 31, 2011.

For the year ended December 31, 2010, the Company repurchased 17,850 shares of these TIDES for approximately $0.6 million and recorded a gain of $0.3 million. In September 2010, the Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 43,670 shares. During the year ended December 31, 2011, the Company repurchased 61,742 shares of these TIDES for approximately $2,241,000 and recorded gains of $846,000. The Company converted these preferred shares at the conversion rate of 2.4465 into shares of common stock equal to 151,052 shares. Immediately upon the exchange, these common shares were cancelled. At December 31, 2011, amounts outstanding under the convertible junior subordinated debentures totaled $89.8 million.

14. COMMITMENTS AND CONTINGENCIES

Leases

Carriage leases certain office facilities, vehicles and equipment under operating leases for terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $3,850,000, $4,807,000 and $5,593,000 for 2009, 2010 and 2011, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying Consolidated Balance Sheets in the amount of $1,128,000 in 2010 and $1,059,000 in 2011, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. COMMITMENTS AND CONTINGENCIES (continued)

At December 31, 2011, future minimum lease payments under non-cancellable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2012	$3,819	$433
2013	3,507	437
2014	2,630	462
2015	1,778	504
2016	696	505
Thereafter	288	5,194

Total future minimum lease payments	$12,718	$7,535

Less: amount representing interest (rates ranging from 7% to 11.5%)		(3,249)
Less: current portion of obligations under capital leases		(131)

Long-term obligations under capital leases		$4,155

Agreements and Employee Benefits

Carriage has obtained various agreements not to compete from former owners and employees. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $2,009,000, $1,611,000, $1,370,000, $1,169,000, and $683,000 respectively and $1,012,000 thereafter.

The Company has entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $733,000, $499,000, $419,000, $236,000 and $87,000, respectively and $17,000 thereafter.

The Company has entered into employment agreements with its executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired. The minimum payments due under these agreements is approximately $1,855,000 for the next two years and $283,000 for the third year.

Carriage sponsors a defined contribution plan (401K) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $1,220,000, $1,243,000, and $1,357,000 for 2009, 2010 and 2011, respectively. The Company does not offer any post-retirement or post-employment benefits.

Other Commitments

The Company has an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. The Company and the contractor may terminate the contract for various reasons upon written notification. Payments vary based on the level of resources provided. The Company paid $2.1 million, $1.9 million and $2.0 million to the contractor for services in 2009, 2010 and 2011, respectively.

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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. COMMITMENTS AND CONTINGENCIES (continued)

Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs, in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will now proceed. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

15. INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2009, 2010 and 2011 consisted of (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current:
U. S. Federal	$80	$1,489	$7,590
State	284	960	1,032

Total current provision	364	2,449	8,622
Deferred:
U. S. Federal	3,597	2,667	(3,414)
State	836	252	(48)

Total deferred provision	4,433	2,919	(3,462)

Total income tax provision	$4,797	$5,368	$5,160

A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2009		2010		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$4,027	34.0%	$4,572	34.0%	$4,127	34.0%
Effect of state income taxes, net of federal benefit	667	5.6	858	6.4	710	5.9
Effect of non-deductible expenses and other, net	322	2.7	136	1.1	533	4.3
Change in valuation allowance	(219)	(1.8)	(198)	(1.5)	(210)	(1.7)

	$4,797	40.5%	$5,368	40.0%	$5,160	42.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. INCOME TAXES (continued)

The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2010 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2010	2011
Deferred income tax assets:
Net operating loss carryforwards	$3,597	$2,474
State tax credit carryforwards	92	91
State bonus depreciation	259	267
Accrued liabilities and other	2,355	3,075
Amortization of non-compete agreements	539	336
Preneed liabilities, net	27,234	33,301

Total deferred income tax assets	34,076	39,544
Less valuation allowance	(1,545)	(1,335)

Total deferred income tax assets	$32,531	$38,209

Deferred income tax liabilities:
Amortization and depreciation	$(28,107)	$(30,753)
Other	(856)	(426)

Total deferred income tax liabilities	(28,963)	(31,179)

Total net deferred tax assets	$3,568	$7,030

Current deferred tax asset	$2,357	$3,075
Non-current deferred tax asset	1,211	3,955

Total net deferred tax assets	$3,568	$7,030

The current deferred tax asset is included in Inventories and other current assets at December 31, 2010 and 2011. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2010 and 2011.

Carriage records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. The Company recognized a $0.2 million decrease in its valuation allowance during 2011.

For federal income tax reporting purposes, Carriage utilized the remainder of its net operating loss carryforward during the current year. For state reporting purposes, Carriage has approximately $45.7 million of net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will not be able to realize tax benefits on a substantial amount of the state losses. The valuation allowance at December 31, 2011 is attributable to the deferred tax asset related to the state operating losses.

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

The Company has unrecognized tax benefits for federal and state income tax purposes totaling $7.9 million as of December 31, 2011, resulting from deductions totaling $20.9 million on federal returns and $20.2 million on various state returns. The Company has state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For federal and certain states without net operating loss carryforwards, the Company has increased its taxes payable by deductions that are not considered more likely than not. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. INCOME TAXES (continued)

	Year Ended December 31,
	2009	2010	2011
Unrecognized tax benefit at beginning of year	$6,327	$6,863	$7,396
Additions based on tax positions related to the current year	560	562	512
Reductions as a result of a lapse of the applicable statute of limitations	(24)	(29)	(32)

Unrecognized tax benefit at end of year	$6,863	$7,396	$7,876

The entire balance of unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2011 were not material to the Company’s operations. The Company does not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2011.

The Company’s Federal income tax returns for 2001 through 2010 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2001 through 2010.

16. STOCKHOLDERS’ EQUITY

Stock Based Compensation Plans

During the three year period ended December 31, 2011, Carriage had four stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the Amended and Restated 2006 Long Term Incentive Plan (the “Amended and Restated 2006 Plan”). All of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan and the Director’s Plan were terminated during 2006. The 2006 Amended and Restated Plan expires on May 24, 2016. The expiration and termination of these plans does not affect the options previously issued and outstanding.

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

The status of each of the plans at December 31, 2011 is as follows (in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
1995 Plan	—	—	16
1996 Plan	—	—	8
Directors’ Plan	—	—	—
2006 Amended and Restated Plan	2,850	938	297

Total	2,850	938	321

Employee Stock Options

On February 28, 2011, a total of 207,549 stock options were awarded to officers and certain employees. These options will vest in 33 1/3% increments over a three year period and will expire on February 28, 2021. The value of these stock options is approximately $0.5 million. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.25%; expected dividend yield of 0% for each year; expected termination period of 3.37 years; expected lives of three years; and expected volatility of 60.09%. During the third quarter of 2011, 3,000 stock options were awarded to an employee. The value of these options was approximately $6,400. The stock options vest in 33 1/3% increments over a three year period and will expire August 10, 2021. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 0.625%, expected dividend yield of 1.9% for each year; expected termination period of 3.46 years, expected lives of three years; and expected volatility of 58.74%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. STOCKHOLDERS’ EQUITY (continued)

A summary of the stock options at December 31, 2009, 2010 and 2011 and changes during the three years ended December 31, 2011 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2009		2010		2011
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding at beginning of period	907	$2.97	787	$2.71	445	$4.74
Granted	—	—	211	$4.78	212	$5.69
Exercised	(76)	$2.01	(516)	$1.56	(173)	$5.56
Canceled or expired	(44)	$9.25	(37)	$4.79	(162)	$5.24

Outstanding at end of year	787	$2.71	445	$4.74	321	$5.17

Exercisable at end of year	787	$2.71	253	$4.71	106	$4.75

The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2011 was $245,000.

The total intrinsic value of options exercised during 2009, 2010 and 2011 totaled $151,000, $1,628,000, and $203,800 respectively. As of December 31, 2011, there was $276,400 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. The Company recorded compensation expense related to vesting stock options totaling less than $1,000 in 2009, $81,000 in 2010, and $237,000 in 2011.

The following table further describes the Company’s outstanding stock options at December 31, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices 150% increment	Number Outstanding at 12/31/11	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/11	Weighted-Average Exercise Price
$3.12-4.78	24	1.41	$4.45	24	$4.45
$4.78-4.78	153	8.39	$4.78	77	$4.78
$4.79-5.70	3	9.62	$5.21	—	—
$5.70-5.70	141	9.17	$5.70	5	$5.70

$3.12-5.70	321	8.22	$5.16	106	$4.75

Employee Stock Purchase Plan

Carriage provides all employees the opportunity to purchase common stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2009, employees purchased a total of 219,262 shares at a weighted average price of $2.52 per share. In 2010, employees purchased a total of 106,880 shares at a weighted average price of $3.38 per share. In 2011, employees purchased a total of 86,287 shares at a weighted average price of $4.15 per share. Compensation cost for the Plan totaling approximately $159,000, $173,000, and $100,000 was expensed in 2009, 2010 and 2011, respectively.

The fair values of the grants at the beginning of each of the years pursuant to the Company’s employee stock purchase plan (“ESPP”) were estimated using the following assumptions:

	2009	2010	2011
Dividend yield	0%	0%	0%
Expected volatility	76%	70%	29%
Risk-free interest rate	0.09%, 0.27%, 0.31%, 0.35%	0.08%, 0.18%, 0.31%, 0.45%	0.15%, 0.19%, 0.24%, 0.29%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. STOCKHOLDERS’ EQUITY (continued)

Restricted Stock Grants

The Company, from time to time, issues shares of restricted common stock to certain officers, directors, and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year terms, respectively. A summary of the status of unvested restricted stock awards as of December 31, 2011, and changes during 2011, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	660	$4.29
Awards	280	5.68
Vestings	(344)	4.33
Cancellations	(105)	4.84

Unvested at December 31, 2011	491	$5.38

Related to the vesting of restricted stock awards previously awarded to our officers, employees and directors, the Company recorded compensation expense, included in general, administrative and other expenses, totaling $1.0 million for the year ended December 31, 2009, $1.3 million for the year ended December 31, 2010, and $1.9 million for the year ended December 31, 2011.

As of December 31, 2011, the Company had $1.5 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.6 years.

Director Compensation Plans

The Company’s Director Compensation Plan entitles the directors to be compensated in the form of quarterly retainers for service as a director, annual retainers for committee chair positions and fees for attending meetings. Effective March 22, 2010, and subsequently revised on July 14, 2010, the Board of Directors approved a new Director Compensation Policy in which the directors no longer have an option to elect to receive all or a portion of their fees in stock. Consequently, all retainers and meeting fees after March 22, 2010 have been paid in cash. Also, in accordance with this new policy, each independent director is entitled to a fully vested annual equity retainer equal to $40,000 of the Company’s common stock. On May 18, 2011, the Company issued 6,802 shares of common stock to each of the three independent directors for such retainer. One new director joined the Board of Directors during the second quarter of 2011, at which time he was granted 17,006 shares valued at $100,000. A second new director joined the Board of Directors during the third quarter of 2011, at which time he was granted 19,193 shares valued at $100,000. For both new directors, one-half of those shares vested immediately; the remainder vest over two years. On March 5, 2012, the Board of Directors approved a new Director Compensation Policy which increased certain fees and retainers.

Cash Dividends

On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. The Board declared three quarterly dividends of $0.025 per share, totaling approximately $1.4 million which were paid on June 1, 2011, September 1, 2011 and December 1, 2011 respectively, to record holders of our common stock as of May 17, 2011, August 12, 2011 and November 14, 2011 respectively. The Company has a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of the Company’s common stock.

17. SHARE REPURCHASE PROGRAM

During November 2011, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $5 million of the Company’s common stock. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2011, the Company repurchased 126,952 shares of common stock at an aggregate cost of $736,456 and an average cost per share of $5.82. The repurchased shares are held as treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. PREFERRED STOCK

The Company has 40,000,000 authorized shares of preferred stock. The Company has issued 20,000 shares of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior to February 22, 2013 into the Company’s common stock on a one-for-one basis. If not converted into the Company’s common stock, the preferred stock is subject to mandatory redemption on February 22, 2013. Dividends accrue on a cumulative basis at the rate of 7% per year, payable quarterly.

19. RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors is a key member of management and Chief Investment Officer of an otherwise unrelated company that holds $7.3 million of the Company’s Senior Notes for investment purposes.

20. EARNINGS PER SHARE

Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic and diluted weighted average shares outstanding calculation.

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in thousands, except per share data)
Net income	$6,780	$7,777	$6,665
Net income allocated to non-vested share awards	268	302	313
Preferred stock dividend	(14)	(14)	(14)

Undistributed earnings available to common stockholders	$7,034	$8,065	$6,964

Weighted average number of common shares outstanding for basic EPS computation	17,573	17,635	18,359
Effect of dilutive securities:
Stock options	176	303	38

Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	17,749	17,938	18,397

Basic earnings per common share:
Undistributed earnings	$0.39	$0.44	$0.36
Allocation of earnings to non-vested share awards	0.01	0.02	0.02

Total	$0.40	$0.46	$0.38

Diluted earnings per common share:
Undistributed earnings	$0.39	$0.43	$0.36
Allocation of earnings to non-vested share awards	0.01	0.02	0.02

Total	$0.40	$0.45	$0.38

Options to purchase 0.2 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2009, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

Options to purchase 0.7 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2010, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

Options to purchase 0.5 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2011, because the effect would be antidilutive as the exercise prices exceeded the average market price of the common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. MAJOR SEGMENTS OF BUSINESS

Carriage conducts funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2011	$145,222	$45,414	$—	$190,636
2010	138,125	46,822	—	184,947
2009	131,051	46,576	—	177,627
Income (loss) from continuing operations before income taxes:
2011	$42,134	$10,170	$(40,166)	$12,138
2010	37,940	9,506	(33,999)	13,447
2009	38,040	7,575	(33,770)	11,845
Total assets:
2011	$423,714	$226,177	$22,886	$672,777
2010	409,329	242,461	19,222	671,012
2009	370,058	223,743	25,497	619,298
Long-lived assets:
2011	$305,540	$91,430	$7,185	$404,155
2010	286,868	90,611	7,183	384,662
2009	267,233	90,304	7,797	365,334
Depreciation and amortization:
2011	$5,746	$2,853	$1,014	$9,613
2010	5,362	3,259	1,355	9,976
2009	5,531	3,217	1,591	10,339
Capital expenditures:
2011	$5,958	$3,673	$1,013	$10,644
2010	6,467	3,448	746	10,661
2009	3,422	4,875	1,073	9,370
Number of operating locations at year end:
2011	159	33	—	192
2010	147	33	—	180
2009	138	32	—	170
Interest expense
2011	$343	$66	$17,896	$18,305
2010	312	76	17,874	18,262
2009	410	92	17,996	18,498
Income tax expense (benefit) from continuing operations:
2011	$16,227	$3,710	$(14,777)	$5,160
2010	14,345	3,449	(12,426)	5,368
2009	26,374	4,731	(26,308)	4,797

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Revenues
Goods
Funeral	$54,171	$55,386	$57,467
Cemetery	32,950	30,909	29,063

Total goods	$87,121	$86,295	$86,530

Services
Funeral	$70,945	$74,357	$79,519
Cemetery	9,347	9,541	9,918

Total services	$80,292	$83,898	$89,437

Financial revenue
Preneed funeral commission income	$2,024	$2,265	$1,811
Preneed funeral trust earnings	3,911	6,117	6,425
Cemetery trust earnings	2,747	4,815	5,073
Cemetery finance charges	1,532	1,557	1,360

Total financial revenue	$10,214	$14,754	$14,669

Total revenues	$177,627	$184,947	$190,636

Cost of revenues
Goods
Funeral	$45,207	$47,700	$47,799
Cemetery	26,523	24,729	22,650

Total goods	$71,730	$72,429	$70,449
Services
Funeral	$36,125	$40,885	$42,098
Cemetery	6,461	6,674	6,784

Total services	$42,586	$47,559	$48,882
Financial expenses
Preneed funeral commissions	$1,737	$1,389	$1,377

Total financial expenses	$1,737	$1,389	$1,377

Total cost of revenues	$116,053	$121,377	$120,708

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2010 and 2011, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenues	$50,858	$47,907	$44,078	$47,793
Gross profit	15,050	13,546	10,645	13,063

Net income	$3,286	$2,601	$793	$298
Preferred stock dividend	(4)	(3)	(5)	(2)

Net income available to common shareholders	$3,282	$2,598	$788	$296

Basic earnings per common share:	$0.18	$0.14	$0.04	$0.02
Diluted earnings per common share:	$0.18	$0.14	$0.04	$0.02

2010
Revenues	$46,847	$44,517	$45,485	$48,098
Gross profit	13,517	12,032	10,059	11,838

Net income	$2,774	$2,299	$859	$2,147
Preferred stock dividend	(3)	(4)	(3)	(4)

Net income available to common shareholders	$2,771	$2,295	$856	$2,143

Basic earnings per common share:	$0.16	$0.13	$0.05	$0.12
Diluted earnings per common share(a):	$0.16	$0.13	$0.05	$0.12

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year 2010 due to rounding and stock transactions which occurred during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cash paid for interest and financing costs	$17,887	$17,818	$17,690
Cash paid for taxes	126	393	743
Fair value of stock issued to directors, officers, and certain other employees	1,123	1,129	1,591
Restricted common stock withheld for payroll taxes	128	131	415
Net (deposits) withdrawals in preneed funeral trusts	(222)	148	(1,383)
Net (deposits) withdrawals in preneed cemetery trusts	(2,879)	(1,848)	11,031
Net (deposits) withdrawals in perpetual care trusts	(1,552)	674	1,521
Net (increase) decrease in preneed funeral receivables	(340)	376	317
Net (increase) decrease in preneed cemetery receivables	(2,423)	(696)	1,548
Net withdrawals (deposits) of receivables from preneed funeral trusts	916	(343)	(251)
Net change in preneed funeral receivables increasing (decreasing)deferred revenue	(304)	(872)	1,034
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(480)	1,040	9,282
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	222	(148)	1,383
Net deposits (withdrawals) into (from) preneed cemetery trust accounts increasing (decreasing) deferred cemetery receipts	2,879	1,848	(11,031)
Net deposits (withdrawals) into (from) perpetual care trust accounts increasing (decreasing) care trusts’ corpus	1,577	(488)	(1,833)

25. SUBSEQUENT EVENTS

On February 21, 2012, the Company acquired a funeral home business in Pennsylvania for $4.7 million. In the acquisition, the Company acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carriage Services, Inc.:

Under date of March 9, 2012, we reported on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, in this annual report on Form 10-K for the year 2011. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Part IV, Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas

March 9, 2012

CARRIAGE SERVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2009:
Allowance for bad debts, current portion	$833	$3,617	$3,699	$751
Allowance for preneed bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$847	$2,744	$2,433	$1,160
Employee severance accruals	$137	$37	$174	$—
Litigation reserves	$4,973	$—	$3,914	$1,059

Year ended December 31, 2010:
Allowance for bad debts, current portion	$751	$3,942	$3,714	$979
Allowance for preneed bad debts, contract cancellations and receivables from preneed funeral trusts, noncurrent portion	$1,160	$2,648	$2,570	$1,236
Employee severance accruals	$—	$237	$—	$237
Litigation reserves	$1,059	$—	$6	$1,053

Year ended December 31, 2011:
Allowance for bad debts, current portion	$979	$1,226	$1,277	$928
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, noncurrent portion	$1,236	$2,335	$1,843	$1,728
Employee severance accruals	$237	$1,935	$2,015	$157
Litigation reserves	$1,053	$—	$27	$1,026

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective, as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).

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

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2011, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

/s/ Terry E. Sanford
Terry E. Sanford
Senior Vice President, Chief Accounting Officer and Assistant Secretary

March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Carriage Services, Inc.:

We have audited Carriage Services, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 9, 2012

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2011, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics

We have adopted a Business Ethics and Code of Conduct, which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our Internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	321,201	$5.17	937,761
Equity compensation plans not approved by security holders	—	—	—

Total	321,201	$5.17	937,761

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2012 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) FINANCIAL STATEMENTS

The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

(2) FINANCIAL STATEMENT SCHEDULES

The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	68
Financial Statement Schedule II — Valuation and Qualifying Accounts	69

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

(3) EXHIBITS

A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2012 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Amended and Restated Certificate of Designations of Mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.7	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.10	Credit Agreement dated August 11, 2011, among Carriage Services, Inc., as the Borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”) as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011.

10.1	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.2	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.3	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.4	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.5	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.6	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.7	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.8	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.9	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.10	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.11	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.12	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.13	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.14	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.15	Performance Unit Award Agreement for award date January 1, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009.

10.16	Employment agreement with Melvin C. Payne dated December 29, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2011. †

10.17	Employment agreement with Terry E. Sanford dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.18	Employment agreement with Jay D. Dodds dated January 4, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.19	Employment agreement with J. Bradley Green dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.20	Employment agreement with George J. Klug dated January 4, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.21	Employment agreement with L. William Heiligbrodt dated September 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2011. †

10.22	Separation agreement with Jay D. Dodds dated November 3, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

10.23	Separation agreement with J. Bradley Green dated November 3, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

*10.24	Director Compensation Policy dated March 5, 2012.

*12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

(*)	Filed herewith.
(**)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
(†)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2012.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chairman of the Board, Chief Executive
Melvin C. Payne	Officer and Director (Principal Executive Officer)	March 9, 2012

/s/ Terry E. Sanford	Senior Vice President, Chief Accounting	March 9, 2012
Terry E. Sanford	Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

/s/ L. William Heiligbrodt	Vice Chairman of the Board, Executive	March 9, 2012
L. William Heiligbrodt	Vice President, Secretary and Director

/s/ David J. DeCarlo	Director	March 9, 2012
David J. DeCarlo

/s/ Donald D. Patteson Jr .	Director	March 9, 2012
Donald D. Patteson Jr.

/s/ Richard W. Scott	Director	March 9, 2012
Richard W. Scott

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Amended and Restated Certificate of Designations of Mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed April 22, 2008.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2001.

3.7	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.2	Amended and Restated Declaration of Trust of Carriage Services Capital Trust, dated June 3, 1999 among the Company, Wilmington Trust Company, Wilmington Trust Company, and Mark W. Duffey, Thomas C. Livengood and Terry E. Sanford. Incorporated by reference to Exhibit 4.7 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.3	Indenture for the Convertible Junior Subordinated Debentures due 2029 dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.4	Form of Carriage Services Capital Trust 7% Convertible Preferred Securities. Incorporated by reference to Exhibit 4.10 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Form of the Company’s Convertible Junior Subordinated Debentures due 2029. Incorporated by reference to Exhibit 4.11 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6	Preferred Securities Guarantee dated June 3, 1999 between the Company and Wilmington Trust Company. Incorporated by reference to Exhibit 4.12 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.7	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.8	Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.9	Indenture dated as of January 27, 2005 between Carriage Services, Inc., the Guarantors named therein, as Guarantors, and Wells Fargo Bank, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company’s current report on Form 8-K dated January 27, 2005.

4.10	Credit Agreement dated August 11, 2011, among Carriage Services, Inc., as the Borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”) as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011.

10.1	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.2	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.3	Indemnity Agreement with Ronald A. Erickson dated December 18, 2000. Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.4	Indemnity Agreement with Vincent D. Foster dated December 18, 2000. Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.5	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.6	Contingent Asset Sale Agreement dated November 22, 2006 among Carriage Cemetery Services, Inc. and SCI Funeral Services, Inc. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.7	Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.8	Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.9	Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.10	Long Term Incentive Plan. Incorporated by reference to Exhibit 3.1 to the Company’s Form S-8 Registration Statement No. 333-136313 filed August 4, 2006.

10.11	Amendment No. 1 to the 2006 Long Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007. †

10.12	Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.13	Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.14	Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.15	Performance Unit Award Agreement for award date January 1, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2009.

10.16	Employment agreement with Melvin C. Payne dated December 29, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2011. †

10.17	Employment agreement with Terry E. Sanford dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.18	Employment agreement with Jay D. Dodds dated January 4, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.19	Employment agreement with J. Bradley Green dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.20	Employment agreement with George J. Klug dated January 4, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2011. †

10.21	Employment agreement with L. William Heiligbrodt dated September 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2011. †

10.22	Separation agreement with Jay D. Dodds dated November 3, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

10.23	Separation agreement with J. Bradley Green dated November 3, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

*10.24	Director Compensation Policy dated March 5, 2012.

*12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

(*)	Filed herewith.
(**)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.
(†)	Management contract or compensatory plan or arrangement.