Form 10-Q
period 2012-03-31
CARRIAGE SERVICES INC
filed 2012-05-07
CIK 1016281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(713) 332-8400

Registrant’s telephone number, including area code

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 3, 2012 was 18,057,159.

CARRIAGE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$869
Accounts receivable, net of allowance for bad debts of $918 in 2011 and $1,064 in 2012	16,497	16,850
Assets held for sale	1,229	—
Inventories and other current assets	13,439	14,535

Total current assets	32,302	32,254

Preneed cemetery trust investments	65,682	72,047
Preneed funeral trust investments	75,812	80,378
Preneed receivables, net of allowance for bad debts of $1,728 in 2011 and $1,819 in 2012	22,614	22,894
Receivables from preneed funeral trusts	22,487	22,440
Property, plant and equipment, net of accumulated depreciation of $78,081 in 2011 and $79,694 in 2012	136,467	142,254
Cemetery property	71,515	71,610
Goodwill	193,962	200,300
Deferred charges and other non-current assets	10,451	7,138
Cemetery perpetual care trust investments	41,485	45,193

Total assets	$672,777	$696,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$628	$658
Accounts payable and other liabilities	13,862	14,177
Accrued liabilities	17,873	12,322
Liabilities associated with assets held for sale	1,868	—

Total current liabilities	34,231	27,157
Long-term debt, net of current portion	131,900	131,935
Line of credit	3,100	17,000
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,155	4,119
Deferred preneed cemetery revenue	58,809	56,557
Deferred preneed funeral revenue	40,961	40,782
Deferred preneed cemetery receipts held in trust	65,682	72,047
Deferred preneed funeral receipts held in trust	75,812	80,378
Care trusts’ corpus	41,379	45,073

Total liabilities	545,799	564,818

Commitments and contingencies
Redeemable preferred stock	200	200
Stockholders’ equity:
Common Stock, $.01 par value; 80,000,000 shares authorized; 21,663,000 and 21,915,000 shares issued at December 31, 2011 and March 31, 2012, respectively	217	219
Additional paid-in capital	202,769	204,418
Accumulated deficit	(63,987)	(56,660)
Deferred compensation	(1,485)	(3,020)
Treasury stock, at cost; 3,236,000 and 3,680,000 shares at December 31, 2011 and March 31, 2012, respectively	(10,736)	(13,467)

Total stockholders’ equity	126,778	131,490

Total liabilities and stockholders’ equity	$672,777	$696,508

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2011	2012
Revenues:
Funeral	$39,108	$40,998
Cemetery	11,561	11,288

	50,669	52,286
Field costs and expenses:
Funeral	24,466	23,668
Cemetery	6,930	7,182
Depreciation and amortization	2,144	2,175
Regional and unallocated funeral and cemetery costs	2,081	2,333

	35,621	35,358

Gross profit	15,048	16,928
Corporate costs and expenses:
General and administrative costs and expenses	4,749	5,242
Home office depreciation and amortization	253	253

	5,002	5,495

Operating income	10,046	11,433
Interest expense	(4,554)	(4,572)
Other income	29	17

Total interest and other, net	(4,525)	(4,555)

Income from continuing operations before income taxes	5,521	6,878
Provision for income taxes	(2,236)	(2,668)

Net income from continuing operations	3,285	4,210
Income from discontinued operations, net of tax	1	249

Net income	3,286	4,459
Preferred stock dividend	(4)	(4)

Net income available to common stockholders	$3,282	$4,455

Basic earnings per common share:
Continuing operations	$0.18	$0.23
Discontinued operations	—	0.01

Basic earnings per common share	$0.18	$0.24

Diluted earnings per common share:
Continuing operations	$0.18	$0.23
Discontinued operations	—	0.01

Diluted earnings per common share	$0.18	$0.24

Dividends declared per share	$—	$0.025

Weighted average number of common and common equivalent shares outstanding:
Basic	18,230	18,265

Diluted	18,268	18,320

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the three months ended March 31,
	2011	2012
Cash flows from operating activities:
Net income	$3,286	$4,459
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations	(1)	(249)
Depreciation and amortization	2,398	2,428
Amortization of deferred financing costs	183	174
Provision for losses on accounts receivable	633	501
Stock-based compensation expense	445	269
Deferred income taxes	2,232	2,104
Other	(27)	(9)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	359	(1,108)
Inventories and other current assets	(24)	(28)
Deferred charges and other	(42)	(37)
Preneed funeral and cemetery trust investments	1,881	(2,299)
Accounts payable and accrued liabilities	(5,895)	(5,199)
Deferred preneed funeral and cemetery revenue	177	184
Deferred preneed funeral and cemetery receipts held in trust	(2,186)	2,333

Net cash provided by continuing operating activities	3,419	3,523
Net cash provided by discontinued operating activities	165	—

Net cash provided by operating activities	3,584	3,523

Cash flows from investing activities:
Acquisitions	—	(11,589)
Capital expenditures	(1,907)	(3,081)

Net cash used in continuing investing activities	(1,907)	(14,670)

Cash flows from financing activities:
Borrowings under (payments on) the bank credit facility	(600)	13,900
Payments on senior long-term debt and obligations under capital leases	(173)	(171)
Proceeds from the exercise of stock options and employee stock purchase plan	105	318
Stock option benefit	—	21
Dividends on common stock	—	(454)
Dividend on redeemable preferred stock	(4)	(4)
Repurchase of convertible junior subordinated debentures	(19)	—
Purchase of treasury stock	—	(2,731)

Net cash (used in) provided by continuing financing activities	(691)	10,879

Net increase (decrease) in cash and cash equivalents	986	(268)
Cash and cash equivalents at beginning of period	1,279	1,137

Cash and cash equivalents at end of period	$2,265	$869

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2012, the Company owned and operated 162 funeral homes in 26 states and 32 cemeteries in 11 states.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interim Condensed Disclosures

The information for the three month periods ended March 31, 2011 and 2012 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction therewith.

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

Discontinued Operations

In accordance with the Company’s Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether the business should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When the Company receives a letter of intent and financing commitment from the buyer and the sale is expected to occur within one year, the location is no longer reported within the Company’s continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, if any, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. There were no discontinued operations during the first quarter of 2011. During the first quarter of 2012, the Company ended a management agreement with a cemetery in Ohio. See Note 5 to the Consolidated Financial Statements herein for information on the disposition during the quarter.

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

The Company did not acquire any businesses during the first quarter of 2011. During the first quarter of 2012, the Company completed two funeral home acquisitions, one in Pennsylvania and another in Georgia. See Note 3 to the Consolidated Financial Statements herein for information on acquisitions completed during the three month period ended March 31, 2012.

Stock Plans and Stock-Based Compensation

The Company has stock-based employee and director compensation plans in the form of restricted stock, stock options and employee stock purchase plans, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company recognizes compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 14 to the Consolidated Financial Statements included herein for additional information on the Company’s stock-based compensation plans.

Computation of Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Exhibit 11.1 to this Form 10-Q for the computations of per share earnings for the three month periods ended March 31, 2011 and 2012.

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

An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company’s analysis continues to support its position as the primary beneficiary in certain of our funeral and cemetery trust funds.

Fair Value Measurements

We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Note 11 to the Consolidated Financial Statements. The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-

tier fair value hierarchy are also presented herein in Note 11 to the Consolidated Financial Statements. The Company currently does not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three month periods ended March 31, 2012 and 2011, we did not incur significant decreases in the volume or level of activity of any asset or liability. The Company considers an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before the Company is more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of March 31, 2011 and 2012, no impairments have been identified.

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our 7 7/8% senior notes due 2015 (the “Senior Notes”) were issued to the public at par in January 2005 and are carried at a cost of $130.0 million. At March 31, 2012, these securities were typically trading at a price of approximately $101.25 per share, indicating an aggregate fair market value of approximately $131.6 million. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $90.0 million. The fair value of these securities is estimated to be approximately $75.0 million at March 31, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust.

Income Taxes

The Company and its subsidiaries file a consolidated U.S. Federal income tax return, separate income tax returns in 15 states and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. The Company records a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

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

Fair Value Measurements

In May 2011, additional guidance was issued regarding how fair value measurements and disclosures should be applied where already required or permitted under International Financial Reporting Standards or U.S. Generally Accepted Accounting Principles. This new guidance clarifies and aligns the existing application of fair value measurement guidance and revises certain language. This guidance is effective for the first interim or annual period beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The adoption of this accounting standard update did not have a material impact on our Consolidated Financial Statements.

Comprehensive Income

In June 2011, new guidance was issued regarding the reporting of comprehensive income in the financial statements. This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity, but requires entities to present the components of net income and comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The recent adoption of this accounting standard did not have a material impact on our Consolidated Financial Statements as we do not engage in any transactions which give rise to other comprehensive income.

3.	ACQUISITIONS

Our growth strategy includes the execution of our Strategic Acquisition Model. The goal of this model is to build concentrated groups of businesses in ten to fifteen strategic markets. We assess acquisition candidates using six strategic ranking criteria and to differentiate the price we are willing to pay. Those criteria are:

•	Size of business;

•	Size of market;

•	Competitive standing;

•	Demographics;

•	Strength of brand; and

•	Barriers to entry.

During the first quarter of 2012, the Company completed two acquisitions. The Company paid $11.6 million in cash as consideration for these acquistions. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill of $6.3 million. The proforma impact of the acquisitions on the prior periods is not presented as the impact is not material to reported results. Thus, the results of the acquired businesses are included in the Company’s results from the date of acquisition.

Selected information on the acquisitions completed during the first quarter of 2012 follows (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
February, 2012	Funeral Home	Downingtown, Pennsylvania	$1.2	$3.5	—

March, 2012	Funeral Home	Griffin, Georgia	$4.3	$2.8	$0.2

The effect of the acquisitions on the Consolidated Balance Sheets at March 31, 2012 is as follows (in thousands):

Current assets	$247
Property, plant & equipment	5,203
Goodwill	6,338
Accrued liabilities	(199)

Total consideration	$11,589

4.	GOODWILL

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

The following table presents the changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

March 31, 2012
Goodwill as of December 31, 2011	$193,962
Acquisitions and changes in previous estimates	6,338

Goodwill at end of period	$200,300

Changes in previous estimates are related to adjustments for inventory values.

5.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company continually reviews locations to optimize the sustainable earning power and return on invested capital of the Company. The Company’s strategy, the Strategic Portfolio Optimization Model, uses strategic ranking criteria to also assess disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.

There were no discontinued operations during the first quarter of 2011.

During the first quarter of 2012, the Company ended a management agreement with a cemetery in Ohio resulting in a recognized gain of $0.4 million.

No businesses were held for sale at March 31, 2012. At December 31, 2011, assets and liabilities associated with the cemetery business discontinued in the first quarter of 2012 in the accompanying balance sheet consisted of the following (in thousands).

XX,XXXXX
December 31, 2011
Assets:
Current assets	$199
Property, plant and equipment, net	3
Preneed cemetery trust investments and receivables	923
Cemetery property, net	104

Total	$1,229

Liabilities:
Current liabilities	$6
Deferred preneed cemetery revenue	1,125
Deferred preneed cemetery receipts held in trust	737

Total	$1,868

The operating results of the discontinued cemetery business during the periods presented, as well as the gain on the disposal, are presented in the discontinued operations section of the consolidated statements of operations, along with the income tax affect as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	For the Three Months Ended March 31,
	2011	2012
Revenues	$188	$13

Operating income (loss)	$1	$(9)
Gain on disposition	—	427
Provision for income taxes	—	(169)

Income from discontinued operations	$1	$249

6.	PRENEED TRUST INVESTMENTS

Preneed Cemetery Trust Investments

Preneed cemetery trust investments represent trust fund assets that the Company is generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 are as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	December 31, 2011	March 31, 2012
Preneed cemetery trust investments	$67,713	$74,240
Less: allowance for contract cancellation	(2,031)	(2,193)

	$65,682	$72,047

Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision is recorded.

The Company determines whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions, and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There is no impact on earnings unless and until such time that the asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

The cost and fair market values associated with preneed cemetery trust investments at March 31, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$1,398	$—	$—	$1,398
Fixed income securities:
U.S. agency obligations	1	—	—	1
Corporate debt	34,103	1,360	(615)	34,848
Preferred stock	19,414	1,415	(381)	20,448
Common stock	14,366	559	(2,772)	12,153
Mutual funds:
Equity	3,839	322	(14)	4,147

Trust securities	$73,121	$3,656	$(3,782)	$72,995

Accrued investment income	$1,245			$1,245

Preneed cemetery trust investments				$74,240

Fair market value as a percentage of cost				99.8%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

XX,XXXXX
Due in one year or less	$—
Due in one to five years	2,640
Due in five to ten years	16,402
Thereafter	36,255

Total	$55,297

Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2012 are as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	For the three months ended March 31,
	2011	2012
Investment income	$899	$762
Realized gains	3,156	2,373
Realized losses	(71)	(115)
Expenses and taxes	(182)	(131)
Increase in deferred preneed cemetery receipts held in trust	(3,802)	(2,889)

	$—	$—

Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	For the three months ended March 31,
	2011	2012
Purchases	$(12,690)	$(24,039)
Sales	12,807	24,088

Preneed Funeral Trust Investments

Preneed funeral trust investments represent trust fund assets that the Company is permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings the Company has been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 are as follows (in thousands):

	December 31, 2011	March 31, 2012
Preneed funeral trust investments	$78,227	$82,784
Less: allowance for contract cancellation	(2,415)	(2,406)

	$75,812	$80,378

Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, the Company is obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, the Company assesses whether it is responsible for replenishing the corpus of the trust, in which case a loss provision is recorded.

The Company determines whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There is no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2012 are detailed below (in thousands).

	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX
	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$11,091	$—	$—	$11,091
Fixed income securities:
U.S. Treasury debt	5,587	95	(65)	5,617
U.S. agency obligations	439	9	(3)	445
Corporate debt	21,943	1,056	(287)	22,712
Preferred stock	13,144	1,781	(168)	14,757
Other	53	—	(16)	37
Common stock	11,581	938	(1,777)	10,742
Mutual funds:
Equity	9,911	254	(173)	9,992
Fixed income	4,295	121	(2)	4,414
Other investments	2,189	—	—	2,189

Trust securities	$80,233	$4,254	$(2,491)	$81,996

Accrued investment income	$788			$788

Preneed funeral trust investments				$82,784

Fair market value as a percentage of cost				102%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

XX,XXXXX
Due in one year or less	$1,056
Due in one to five years	4,818
Due in five to ten years	12,292
Thereafter	25,402

Total	$43,568

Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2012 are as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	For the three months ended March 31,
	2011	2012
Investment income	$781	$861
Realized gains	3,324	735
Realized losses	(113)	(449)
Expenses and taxes	(254)	(210)
Increase in deferred preneed funeral receipts held in trust	(3,738)	(937)

	$—	$—

Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	XX,XXXXX	XX,XXXXX
	For the three months ended March 31,
	2011	2012
Purchases	$(17,251)	$(17,873)
Sales	17,311	18,174

7.	PRENEED CEMETERY RECEIVABLES

Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range from 9.5% to 12%. Occasionally, we have offered zero percent interest financing to promote sales as limited-time offers. At March 31, 2012, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $19.9 million and $8.2 million, respectively, of which $9.8 million is presented in Accounts receivable and $18.3 million is presented in Preneed receivables.

The Company determines an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 3.6% of the total receivables on recognized sales at March 31, 2012. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2012, changes in the allowance for contract cancellations were as follows (in thousands):

March 31, 2012
Beginning balance	$1,351
Write-offs and cancellations	(230)
Provision	366

Ending balance	$1,487

The Company has a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector.

The aging of past due financing receivables as of March 31, 2012 is as follows (in thousands):

	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX
	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$701	$357	$297	$696	$2,051	$17,131	$19,182
Deferred revenue	309	171	143	324	947	7,947	8,894

Total contracts	$1,010	$528	$440	$1,020	$2,998	$25,078	$28,076

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS

The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which the Company does not have a controlling financial interest (less than 50%) in the trust assets. The Company accounts for these investments at cost. As of March 31, 2012, receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2011	March 31, 2012
Preneed funeral trust funds	$23,182	$23,134
Less: allowance for contract cancellation	(695)	(694)

	$22,487	$22,440

9. CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $216.0 million and $218.1 million at December 31, 2011 and March 31, 2012, respectively, and are not included in the Company’s Consolidated Balance Sheets.

10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS

Care trusts’ corpus on the Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2011 and March 31, 2012 are as follows (in thousands):

	December 31, 2011	March 31, 2012
Trust assets, at fair value	$41,485	$45,193
Obligations due from (to) trust	(106)	(120)

Care trusts’ corpus	$41,379	$45,073

The Company is required by various state laws to deposit a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The Company determines whether or not the assets in the perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2012 (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$104	$—	$—	$104
Fixed income securities:
U.S. agency obligations	1	—	—	1
Corporate debt	22,549	891	(410)	23,030
Preferred stock	12,730	903	(253)	13,380
Common stock	9,327	350	(1,820)	7,857

Trust securities	$44,711	$2,144	$(2,483)	$44,372

Accrued investment income	$821			$821

Cemetery perpetual care trust investments				$45,193

Fair market value as a percentage of cost				99.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,750
Due in five to ten years	10,812
Thereafter	23,849

$36,411

Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2012 are as follows (in thousands):

	For the three months ended March 31,
	2011	2012
Undistributable realized gains	$2,249	$1,131
Undistributable realized losses	(97)	(52)
Increase in Care trusts’ corpus	(2,152)	(1,079)

	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2011 and 2012 are as follows (in thousands):

	For the three months ended March 31,
	2011	2012
Interest and dividends	$579	$1,164
Realized gains	821	—
Expenses	—	(14)

Total	$1,400	$1,150

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months ended March 31,
	2011	2012
Purchases	$(9,107)	$(16,217)
Sales	7,961	16,621

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

The Company evaluated its assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The Company identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on the Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•

Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities, and equity mutual funds.

•

Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating, and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds.

•

Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of March 31, 2012 the Company did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

The Company accounts for its investments as available-for-sale and measures them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, the Company uses pricing services and dealer quotes. As of March 31, 2012, the Company did not have any liabilities measured at fair value.

The following table summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of March 31, 2012 (in thousands).

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012
Assets:
Fixed income securities:
U.S. Treasury debt	$5,617	$—	$—	$5,617
U.S. agency obligations	447	—	—	447
Preferred stock	—	48,585	—	48,585
Corporate debt	—	80,590	—	80,590
Other	—	37		37
Common stock	30,752	—	—	30,752
Mutual funds:
Equity
U.S. Large Cap	5,419	—	—	5,419
U.S. Mid Cap	871	—	—	871
U.S. Small Cap	952	—	—	952
International	2,023	—	—	2,023
U.S. REIT	727	—	—	727
Other	4,147	—	—	4,147
Fixed income
U.S. Investment Grade	—	2,244	—	2,244
U.S. High Yield	—	2,170	—	2,170
Other	—	2,189	—	2,189

Total Assets	$50,955	$135,815	$—	$186,770

There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2012.

12. LONG-TERM DEBT

The Company has outstanding a principal amount of $130.0 million of the Senior Notes with interest payable semi-annually. Effective August 11, 2011, the Company entered into a new secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The Credit Facility matures in October 2014 and, under certain conditions, may be extended to October 2016. The Credit Facility is collateralized by the accounts receivable and all personal property of the Company. Borrowings under the Credit Facility bear interest at either the prime rate or LIBOR options. At March 31, 2012, the outstanding debt under this facility was $17.0 million, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. No letters of credit were issued and outstanding under the Credit Facility as of March 31, 2012. Interest is payable quarterly.

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

The Company was in compliance with the covenants contained in the revolving credit facility and the Senior Notes as of March 31, 2011 and 2012. Key ratios that the Company must comply with include a leverage ratio that as of the last day of each quarter must not be greater than 4.25 to 1.00 and a fixed charge coverage ratio that must not be less than 1.25 to 1.00. As of March 31, 2012, the leverage ratio was 3.37 to 1.00 and the fixed charge coverage ratio was 1.93 to 1.00.

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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including the Carriage subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after the Company owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs, in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. The Company, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On March 31, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will now proceed. Carriage intends to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to the Company or to estimate the amount or range of any potential loss, if any, at this time.

14. STOCK-BASED COMPENSATION

Stock Options and Employee Stock Purchase Plan

During the first quarter of 2012, 96,283 options were awarded to certain officers of the Company. The value of these options was $0.2 million. The stock options vest in 33 1/3% increments over a three year period and expire on March 5, 2022. As of March 31, 2012, there were 374,028 stock options outstanding and 265,976 stock options which remain unvested.

During the first quarter of 2012, employees purchased a total of 23,255 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.68 per share. The Company recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $97,000 for the three month periods ended March 31, 2012.

The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2012) associated with the four quarterly purchase dates using the following assumptions:

	2011	2012
Dividend yield	0%	1.7%
Expected volatility	29%	32%
Risk-free interest rate	0.15%, 0.19%, 0.24%, 0.29%	0.02%, 0.06%, 0.09%, 0.12%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00

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

Common Stock Grants to Officers and Key Employees

The Company, from time to time, issues shares of restricted common stock to certain officers and key employees of the Company from its stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year periods, respectively. Related to the vesting of restricted stock awards previously awarded to our officers and key employees, the Company recorded $382,000 and $240,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2011 and 2012, respectively. On March 5, 2012, the Company awarded a grant of 318,551 shares of restricted common stock, which will vest over a three year period and have an aggregate grant date market value of $1.9 million.

Director Compensation Policy

On March 5, 2012, our Board of Directors approved a new Director Compensation Policy, which provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of the Compensation and the Corporate Governance Committees receives an annual cash retainer of $15,000; and the Lead Director of the Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives to an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of Common Stock issued at our Annual Meeting. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board of Directors, our Audit Committee and the Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each Committee chairman and the annual equity retainer are paid on the date of our Annual Meeting. Prior to the approval of the new Director Compensation Policy, there were two meetings for which directors were paid under the previous policy.

During the first quarter of 2012, Mr. Barry K. Fingerhut joined our Board of Directors, at which time he was granted 16,835 shares valued in total at $100,000. One-half of those shares vested immediately; the remainder vest over two years. The Company recorded $53,000 and $161,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2011 and 2012, respectively, related to the director fees, annual retainers and stock compensation amortization.

As of March 31, 2012, the Company had $3.0 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.2 years.

Cash Dividends

On May 17, 2011, our Board of Directors approved the initiation of a quarterly cash dividend policy for our common stock. Pursuant to this policy, the Board declared a quarterly dividend of $0.025 per share, totaling $454,000, which was paid on March 1, 2012 to record holders of our common stock as of February 13, 2012. The Company has a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of the Company’s common stock.

15. RELATED PARTY TRANSACTIONS

Mr. Richard W. Scott, a member of the Company’s Board of Directors, is the Chief Investment Officer of an otherwise unrelated company that holds for investment purposes $7.3 million of our Senior Notes. As of March 31, 2012, the Company had $130.0 million Senior Notes outstanding.

16. MAJOR SEGMENTS OF BUSINESS

The Company conducts funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2012	$40,998	$11,288	$—	$52,286
Three months ended March 31, 2011	$39,108	$11,561	$—	$50,669

Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2012	$14,022	$2,384	$(9,528)	$6,878
Three months ended March 31, 2011	$11,817	$3,203	$(9,499)	$5,521

Total assets:
March 31, 2012	$450,732	$227,918	$17,858	$696,508
December 31, 2011	$423,714	$226,177	$22,886	$672,777

17. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months ended March 31,
	2011	2012
Revenues
Goods
Funeral	$15,604	$16,177
Cemetery	7,062	7,004

Total goods	$22,666	$23,181

Services
Funeral	$21,558	$22,652
Cemetery	2,494	2,400

Total services	$24,052	$25,052

Financial revenue
Preneed funeral commission income	$473	$450
Preneed funeral trust earnings	1,473	1,718
Cemetery trust earnings	1,657	1,516
Cemetery finance charges	348	369

Total financial revenue	$3,951	$4,053

Total revenues	$50,669	$52,286

Cost of revenues
Goods
Funeral	$12,869	$12,583
Cemetery	5,346	5,514

Total goods	$18,215	$18,097
Services
Funeral	$11,255	$10,734
Cemetery	1,584	1,668

Total services	$12,839	$12,402
Financial expenses
Preneed funeral commissions	$342	$351

Total financial expenses	$342	$351

Total cost of revenues	$31,396	$30,850

The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2011	2012
Cash paid for interest and financing costs	$6,919	$7,017
Cash paid for income taxes	(32)	(50)
Fair value of stock and stock options issued to directors, officers and certain employees	1,169	1,942
Restricted common stock withheld for payroll taxes	199	210
Net (deposits)/withdrawals into/from preneed funeral trusts	1,477	(1,267)
Net (deposits)/withdrawals into/from preneed cemetery trusts	254	(959)
Net (deposits)/withdrawals into/from perpetual care trusts	155	(120)
Net decrease in preneed funeral receivables	344	30
Net (increase)/decrease in preneed cemetery receivables	258	(123)
Net withdrawals of receivables from preneed funeral trusts	18	47
Net change in preneed funeral receivables increasing/(decreasing) deferred revenue	153	(178)
Net change in preneed cemetery receivables increasing deferred revenue	143	363
Net deposits/(withdrawals) from preneed funeral trust accounts increasing/(decreasing) deferred preneed funeral receipts	(1,477)	1,267
Net deposits/(withdrawals) in cemetery trust accounts increasing/(decreasing) deferred cemetery receipts	(254)	959
Net deposits/(withdrawals) in perpetual care trust accounts increasing/(decreasing) perpetual care trusts’ corpus	(455)	106

Cautionary Statement on Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the successful execution of our Standards Operating Model;

•	declines in the number of deaths in our markets;

•	changes in consumer preferences;

•	ability to find and retain skilled personnel;

•	the effects of competition;

•	the ability to execute our growth strategy;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in financial markets;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	the need to replenish our funeral and cemetery trust funds in order to meet minimum funding requirements;

•	increased death benefits related to preneed funeral contracts funded through life insurance contracts;

•	our ability to generate preneed sales;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes; and

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of March 31, 2012, we operated 162 funeral homes in 26 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial, and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plans to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, to which we refer as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership, and operating practices. Most importantly, the Standards Operating Model allows us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” that guides our acquisition and disposition strategies. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

•	Balanced Operating Model – We believe a decentralized structure works best in the deathcare industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive, and corporate support aligned with what we believe are the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics.

•	Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in variable bonus plans whereby he or she earns a percentage of his or her business’ earnings based upon the actual standards achieved. Each Managing Partner has the opportunity to share in the earnings of the business as long as its performance exceeds our minimum standards.

•	The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership (as defined by our 4E Leadership Model), intelligent risk taking, and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to his or her achievement of the Standards for that business.

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

Our funeral volumes have increased gradually from 23,366 in 2007 to 27,663 in 2011 (compound annual increase of 4.3%). Our funeral operating revenue has increased from $119.2 million in 2007 to $137.0 million in 2011 (compound annual increase of 3.5%). The increases are primarily because of businesses we acquired in 2007 through 2011 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 2.2% in volumes and 4.5% in funeral operating revenues in the first three months of 2012 compared to the first three months of 2011, primarily as a result of the acquisitions.

The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 46.4% for the year ended 2011, and was 47.2% for the first three months of 2012. A significant portion of that trend is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 45.6% for the first three months of 2012, up from 42.1% for the year ended December 31, 2011 and 43.7% for the comparable period in 2011.

Cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our cemetery revenues for the year ended December 31, 2011 related to preneed sales of interment rights and the delivery of related merchandise and services. For the three months ended March 31, 2012, those preneed sales were approximately 49% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 16.7% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our cemetery financial performance from 2007 through 2011 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue increased slightly from $38.2 million in 2007 to $39.0 million in 2011. Our goal is to build stronger teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2012 is designated to expand our cemetery product offerings.

Financial Revenue

We market funeral and cemetery services and products on a preneed basis. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used, and the cost of such products and services. Preneed contracts permit families to eliminate issues of making deathcare decisions at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.

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

Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. The interest rates generally range from 9.5% to 12.0% per annum. Occasionally, we have offered zero percent interest financing to promote sales as limited-time offers and impute interest at market rates. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.

We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. Independent financial advisors are also used for investment management and advisory services.

Preneed funeral trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized as earned, in Cemetery revenues.

Acquisitions

Our growth strategy includes the execution of our Strategic Acquisition Model. The goal of this model is to ensure value addition to the company through acquisitions by assessing the sustainable earning power of an acquisition candidate and investing in that business at an appropriate price. The prequalification of an acquisition candidate is determined by a ranking which includes territory demographics, customer preferences, market size, market share, barriers to entry, and volume and price trends (which reflects the business mix). The candidate is also assessed using our Standards Operating Model. The valuation of the acquisition candidate is then determined through a discounted cash flow model. During 2011, we acquired six funeral home businesses and no cemetery businesses. The consideration paid for the 2011 acquisitions was $18.6 million. During the first quarter of 2012, we acquired two funeral home businesses for $11.6 million.

Financial Highlights

Net income for the three months ended March 31, 2012 totaled $4.4 million, equal to $0.24 per diluted share, compared to net income for the three months ended March 31, 2011, which totaled $3.3 million, equal to $0.18 per diluted share. Total revenue for the three months ended March 31, 2012 was $52.3 million, an increase of 3.2% compared to $50.7 million for the comparable period in 2011. Our funeral segment experienced increases in revenue and gross profit during the first quarter of 2012, primarily as a result of our acquisitions, whereas the cemetery segment experienced declines in revenue and gross profit. We experienced increases in overhead costs due to increases in severance, legal and acquisition expenses.

In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $1.3 million for the first quarter of 2011 and $0.7 million for the first quarter of 2012; the year over year decline due to gains realized in the first quarter of 2011. While the Withdrawable trust income is not recognized as revenue in our consolidated statements of operations, it increases cash flow from operations.

We are providing below a reconciliation of Non-GAAP net income (a non-GAAP measure) to net income from continuing operations (a GAAP measure). Non-GAAP net income is defined as net income from continuing operations adding back special items. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The addition of special items to arrive at Non-GAAP net income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Three Months Ended March 31,
	2011		2012
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$3.3	$0.18	$4.2	$0.23
After-tax special items:
Withdrawable trust income	0.8	0.04	0.4	0.02
Acquisition expenses	0.1	—	0.2	0.01
Severance costs	—	—	0.3	0.02
Other expenses	0.1	0.01	0.1	0.01

Non-GAAP Net income	$4.3	$0.23	$5.2	$0.29

Diluted weighted average shares outstanding (in thousands)		18,268		18,320

OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment, and deferred tax assets. We base our estimates on historical experience, third party data, and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets, and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance the margins, operating income, and net earnings as a percentage of revenues will be consistent from year to year.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in this Form 10-Q. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following is a discussion of our results of continuing operations for the three month periods ended March 31, 2011 and 2012. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following table sets forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.

Three months ended March 31, 2011 compared to three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$34,085	$32,424	$(1,661)	(4.9)%
Acquired operating revenue	3,077	6,404	3,327	108.0%
Preneed funeral insurance commissions	473	451	(22)	(4.7)%
Preneed funeral trust earnings	1,473	1,719	246	16.8%

Total	$39,108	$40,998	$1,890	4.8%

Operating profit:
Same store operating profit	$12,228	$13,020	$792	6.5%
Acquired operating profit	810	2,491	1,681	207.5%
Preneed funeral insurance commissions	131	100	(31)	(23.7)%
Preneed funeral trust earnings	1,473	1,719	246	16.8%

Total	$14,642	$17,330	$2,688	18.4%

Funeral home same store operating revenues for the three months ended March 31, 2012 decreased $1.7 million, or 4.9%, when compared to the three months ended March 31, 2011. We experienced a 6.2% decrease in the number of contracts, and the average revenue per contract increased 2.2%, or $118 per contract, to $5,501 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased 1.3% to $5,238. The number of traditional burial contracts declined 10.1% while the average revenue per burial contract increased 4.7% to $8,385. The cremation rate for the same store businesses rose from 43.7% to 45.6%. The average revenue per same store cremation contract increased 3.7% to $3,054 and the number of cremation contracts decreased 2.0%. Cremations with services declined from 37.7% of total cremation contracts in the first quarter of 2011 to 35.5% in the first quarter of 2012. The average revenue for “other” contracts, which make up approximately 7.1% of the number of contracts, decreased 9.4% from $2,227 to $2,018. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Same store operating profit for the three months ended March 31, 2012 increased $0.8 million, or 6.5%, from the comparable three months of 2011, and as a percentage of funeral same store operating revenue, increased from 35.9% to 40.2%. Substantially all of the expense categories were lower compared to the first quarter of 2011, and the biggest areas of improvement included a $1.0 million decline in discounts given on contracts, a $0.9 million decline in health care costs and a $0.8 million decline in salaries and wages.

Funeral home acquired revenues for the three months ended March 31, 2012 increased $3.3 million, or 108.0%, when compared to the three months ended March 31, 2011, as we experienced a 67.0% increase in the number of contracts, and an increase of 24.4%, to $4,551, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 24.6% to $4,486. The cremation rate for the acquired businesses was 53.9% for the first quarter of 2012, down from 63.3% in the prior year period. The average revenue per cremation contract increased 11.3% to $3,053 for the first quarter of 2012 and the number of cremation contracts increased 42.3% compared to the same period of 2011. The reason for the significant increase in the average revenue per contract and the significant decline in the cremation rate is because the businesses acquired during the fourth quarter of 2011 and the first quarter of 2012 serve primarily traditional burial families.

Acquired operating profit for the three months ended March 31, 2012 increased $1.7 million from the comparable three months of 2011 and, as a percentage of revenue from acquired businesses, was 26.3% for the first quarter of 2011 compared to 38.9% for the first quarter of 2012. The improvement in operating profit margin is largely attributable to the businesses acquired during the fourth quarter of 2011 and the first quarter of 2012.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, increased 1.1% in revenue and increased 20.8% in operating profit, compared to the three months ended March 31, 2011.

Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2012.

Three months ended March 31, 2011 compared to three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$9,556	$9,404	$(152)	(1.6)%
Cemetery trust earnings	1,657	1,516	(141)	(8.5)%
Preneed cemetery finance charges	348	368	20	5.7%

Total	$11,561	$11,288	$(273)	(2.4)%

Operating profit:
Same store operating profit	$2,626	$2,222	$(404)	(15.4)%
Cemetery trust earnings	1,657	1,516	(141)	(8.5)%
Preneed cemetery finance charges	348	368	20	5.7%

Total	$4,631	$4,106	$(525)	(11.3)%

Cemetery same store operating revenues for the three months ended March 31, 2012 decreased $0.2 million, or 1.6%, compared to the three months ended March 31, 2011. Same store revenue from preneed property sales and deliveries of preneed merchandise and services deliveries increased $0.1 million, or 1.4%, and at-need revenues decreased $0.3 million, or 7.7%. We experienced a 13.9% increase in the number of interment rights (property) sold and a 3.8% decrease in the average price per interment compared to the first quarter of 2011. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 87.8% to 87.6%.

Cemetery same store operating profit for the three months ended March 31, 2012 decreased $0.4 million, or 15.4%. As a percentage of revenues, cemetery same store operating profit decreased from 27.5% to 23.6%. The decrease in operating profit is primarily a result of the decline in revenue and higher promotional expenses.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased 8.5%, when compared to the three months ended March 31, 2011. Earnings from perpetual care trust funds totaled $1.1 million for the three months ended March 31, 2012 compared to $1.4 million for the three months ended March 31, 2011, a decrease of $0.3 million, or 17.8%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million to $0.4 million compared to the same period in 2011. Finance charges on the preneed contracts increased 5.7%.

Other. General and administrative expenses totaled $5.2 million for the three months ended March 31, 2012, an increase of $0.5 million, or 10.4%, compared to the three months ended March 31, 2011, primarily due to increases in costs of approximately $0.5 million for severance and legal expenses related to the management reorganization initiated during the fourth quarter of 2011. We also incurred increases in acquisition expenses related to the acquisition activity during the first quarter of 2012.

Income Taxes. We recorded income taxes at the estimated effective rate of 42.5% for the year ended December 31, 2011 and 38.9% for the first three months of 2012. We became a federal cash tax payer in the fourth quarter of 2011. The decrease in the tax rate is primarily due to the utilization of state net operating losses that had not previously been recognized. We have approximately $36.3 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At March 31, 2012, the valuation allowance totaled $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity and capital resources are (i) internally generated cash flows from operating activities and (ii) availability under our Credit Facility. We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowing under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividend payments. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2012 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

We began 2012 with $1.1 million in cash and other liquid investments and ended the first quarter with $0.9 million in cash and $17.0 million drawn on our Credit Facility.

The following table sets forth the elements of cash flow for the three months ended March 31, 2012 (in millions):

00000000
Cash and liquid investments at January 1, 2012	$1.1
Cash flow from operating activities	3.5
Acquisitions	(11.6)
Borrowings on our Credit Facility	13.9
Maintenance capital expenditures	(0.9)
Dividends on common stock	(0.4)
Repurchase of common stock	(2.7)
Growth capital expenditures – funeral homes	(1.3)
Growth capital expenditures – cemeteries	(0.9)
Others, net	0.2

Cash at March 31, 2012	$0.9

For the three months ended March 31, 2012 cash provided by operating activities was $3.5 million as compared to $3.4 million for the three months ended March 31, 2011. The increase was due primarily to the increase in net income.

Our investing activities resulted in a net cash outflow of $14.7 million for the three months ended March 31, 2012, compared to a net cash outflow of $1.9 million for the three months ended March 31, 2011. The increase in cash outflows from investing activities was primarily due to increased acquisition activity in 2012. During the first quarter of 2012, we purchased two funeral home businesses resulting in net cash outflows of $11.6 million. We made no acquisitions during the first quarter of 2011. The increase in cash outflows from investing activities during the three months ended March 31, 2012 was also partially due to an increase in capital expenditures compared to the comparable quarter of 2011. For the three months ended March 31, 2012, capital expenditures totaled $3.1 million, compared to $1.9 million for the three months ended March 31, 2011. Capital expenditures during 2012 included $2.2 million for cemetery inventory development projects and funeral home expansion projects.

Our financing activities resulted in net cash inflow of $10.9 million for the three months ended March 31, 2012, compared to a net cash outflow of $0.7 million for the three months ended March 31, 2011. The increase in cash flows from financing activities is primarily due to increased borrowings under our Credit Facility during the first quarter of 2012. During the first quarter of 2012, we borrowed $13.9 million under the Credit Facility whereas we repaid $0.6 million outstanding under our Credit Facility in the first quarter of 2011. The increase in cash flows from financial activities during the first three months of 2012 was partially offset by the purchase of $2.7 million in treasury stock and dividend payments of $0.4 million, neither of which occurred during the first three months of 2011.

Dividends

On May 17, 2011, our Board of Directors initiated a quarterly cash dividend policy for our common stock. The Board declared a quarterly dividend of $0.025 per share, totaling $0.4 million, which was paid on March 1, 2012 to record holders of our common stock as of February 13, 2012.

Debt Obligations

The outstanding principal of long-term debt at March 31, 2012 totaled $153.7 million and consisted of $130.0 million in Senior Notes, $17.0 million outstanding on the Credit Facility and $6.7 million in acquisition indebtedness and capital lease obligations.

Effective August 11, 2011, we entered into a new secured revolving the Credit Facility with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The Credit Facility matures in October 2014 and under certain conditions may be extended to October 2016. The Credit Facility is collateralized by our accounts receivable and all of our personal property. Borrowings under the Credit Facility bear interest at either prime or LIBOR options. At March 31, 2012, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. At March 31, 2012, the maximum drawdown allowed on the Credit Facility was approximately $40.1 million.

A total of $89.8 million was outstanding at March 31, 2012 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to the Trust, our affiliate Carriage Services Capital Trust, bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES”. The rights under the debentures are functionally equivalent to those of the TIDES. In the first quarter of 2011, the Company repurchased 550 shares of these TIDES for approximately $19,800 and recorded a gain of $7,700. We converted and immediately cancelled these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 1,345 shares. No repurchases were made in the first quarter of 2012.

The convertible junior subordinated debenture payable to the affiliated Trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, we are prohibited from paying dividends on the common stock or repurchasing common stock, subject to limited exceptions. We currently expect to continue paying the distributions as due.

We were in compliance with the covenants contained in the previous and new credit facilities, as applicable, and the Senior Notes as of March 31, 2011 and 2012.

SEASONALITY

Our business can be affected by seasonal fluctuations in the death rate. Generally, the death rate is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks including any commodity price risk or foreign exchange risk.

The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2012, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2011 are presented in Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.91% change in the value of the fixed income securities.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2012, we had $17.0 million outstanding under our Credit Facility. Any further borrowings against the Credit Facility or any change in the floating rate would cause a change in interest expense. The Credit Facility contains an interest rate at either the prime rate or LIBOR options which the prime rate was 4.125% and the LIBOR margin was 1.875% at March 31, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate would result in an increase in annual interest expense of less than $0.2 million. We have not entered into interest rate hedging arrangements in the recent past, and currently have no plans to do so. Due to fluctuating balances in the amount outstanding under this agreement, we do not believe such arrangements to be cost effective.

The Senior Notes were issued to the public at par and are carried at a cost of $130 million. At March 31, 2012, the Senior Notes were typically trading at a price of approximately $101.25, indicating a market value of approximately $131.6 million.

The convertible junior subordinated debentures, payable to the Trust, are carried on our Consolidated Balance Sheet at a cost of approximately $90 million. The estimated fair value of these securities is estimated to be approximately $75 million at March 31, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust. The Senior Notes and the convertible junior subordinated debentures have fixed interest rates of 7.875% and 7% respectively, and therefore we do not have economic interest rate exposure on the Senior Notes or debentures. However, the value of these debt instruments is exposed to interest rate risk. Generally, the fair market value of these debt instruments will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of these debt instruments may be affected by changes in our stock price.

The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, nor otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matters in Note 13 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims, or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustain a loss from a claim, and the insurance carrier disputes coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.

Item 1A. Risk Factors

There has been no material changes in our risk factors as previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. Readers should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits

10.1	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.2	First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.3	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Terry E. Sanford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.4	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and George J. Klug (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2012).

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

Date: May 7, 2012	/s/ Terry E. Sanford
Terry E. Sanford
Senior Vice President and
Chief Accounting Officer

CARRIAGE SERVICES, INC.

INDEX OF EXHIBITS

10.1	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.2	First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.3	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Terry E. Sanford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2012).

10.4	Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and George J. Klug (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2012).

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.