Form 10-Q
period 2012-06-30
CARRIAGE SERVICES INC
filed 2012-08-07
CIK 1016281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 3, 2012 was 18,038,578.

CARRIAGE SERVICES, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$1,012
Accounts receivable, net of allowance for bad debts of $918 in 2011 and $1,161 in 2012	16,497	16,199
Assets held for sale	1,229	—
Inventories and other current assets	13,439	12,342

Total current assets	32,302	29,553
Preneed cemetery trust investments	65,682	70,515
Preneed funeral trust investments	75,812	79,966
Preneed receivables, net of allowance for bad debts of $1,728 in 2011 and $2,002 in 2012	22,614	23,250
Receivables from preneed funeral trusts	22,487	22,366
Property, plant and equipment, net of accumulated depreciation of $78,081 in 2011 and $81,412 in 2012	136,467	143,597
Cemetery property	71,515	75,139
Goodwill	193,962	200,852
Deferred charges and other non-current assets	10,451	8,471
Cemetery perpetual care trust investments	41,485	44,486

Total assets	$672,777	$698,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$628	$668
Accounts payable and other liabilities	13,862	14,905
Accrued liabilities	17,873	14,619
Liabilities associated with assets held for sale	1,868	—

Total current liabilities	34,231	30,192

Long-term debt, net of current portion	131,900	131,858
Line of credit	3,100	17,300
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,155	4,083
Deferred preneed cemetery revenue	58,809	59,506
Deferred preneed funeral revenue	40,961	40,683
Deferred preneed cemetery receipts held in trust	65,682	70,515
Deferred preneed funeral receipts held in trust	75,812	79,966
Care trusts’ corpus	41,379	44,281

Total liabilities	545,799	568,154

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 21,663,000 and 21,976,000 shares issued at December 31, 2011 and June 30, 2012, respectively	217	220
Additional paid-in capital	201,284	201,760
Accumulated deficit	(63,987)	(56,872)
Treasury stock, at cost; 3,236,000 and 3,922,000 shares at December 31, 2011 and June 30, 2012, respectively	(10,736)	(15,267)

Total stockholders’ equity	126,778	129,841

Total liabilities and stockholders’ equity	$672,777	$698,195

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Revenues:
Funeral	$35,565	$37,401	$74,673	$78,400
Cemetery	12,090	12,665	23,651	23,953

	47,655	50,066	98,324	102,353

Field costs and expenses:
Funeral	22,366	23,690	46,832	47,359
Cemetery	7,475	7,644	14,404	14,826
Depreciation and amortization	2,280	2,368	4,424	4,543
Regional and unallocated funeral and cemetery costs	2,022	2,080	4,102	4,413

	34,143	35,782	69,762	71,141

Gross profit	13,512	14,284	28,562	31,212

Corporate costs and expenses:
General and administrative costs and expenses	4,781	4,851	9,530	10,093
Home office depreciation and amortization	242	254	496	507

	5,023	5,105	10,026	10,600

Operating income	8,489	9,179	18,536	20,612

Interest expense	(4,510)	(4,538)	(9,064)	(9,111)
Other income	358	17	387	34

Total interest and other, net	(4,152)	(4,521)	(8,677)	(9,077)

Income from continuing operations before income taxes	4,337	4,658	9,859	11,535
Provision for income taxes	(1,756)	(1,995)	(3,994)	(4,663)

Net income from continuing operations	2,581	2,663	5,865	6,872
Income from discontinued operations, net of tax	20	—	21	250

Net income	2,601	2,663	5,886	7,122
Preferred stock dividend	(3)	(3)	(7)	(7)

Net income available to common stockholders	$2,598	$2,660	$5,879	$7,115

Basic earnings per common share:
Continuing operations	$0.14	$0.15	$0.32	$0.38
Discontinued operations	—	—	—	0.01

Basic earnings per common share	$0.14	$0.15	$0.32	$0.39

Diluted earnings per common share:
Continuing operations	$0.14	$0.15	$0.32	$0.38
Discontinued operations	—	—	—	0.01

Diluted earnings per common share	$0.14	$0.15	$0.32	$0.39

Dividends declared per share	$0.025	$0.025	$0.025	$0.05

Weighted average number of common and common equivalent shares outstanding:
Basic	18,367	18,077	18,301	18,171

Diluted	18,407	18,153	18,340	18,237

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the six months ended June 30,
	2011	2012
Cash flows from operating activities:
Net income	$5,886	$7,122
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations	(21)	(250)
Depreciation and amortization	4,920	5,050
Amortization of deferred financing costs	362	348
Gain on repurchase of convertible junior subordinated debentures	(366)	—
Provision for losses on accounts receivable	2,024	1,102
Stock-based compensation expense	1,095	1,183
Deferred income taxes	(2,257)	2,096
Other	(26)	(10)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(60)	(1,413)
Inventories and other current assets	54	740
Deferred charges and other	(35)	(38)
Preneed funeral and cemetery trust investments	3,397	(146)
Accounts payable and accrued liabilities	3,891	(2,402)
Deferred preneed funeral and cemetery revenue	(44)	(176)
Deferred preneed funeral and cemetery receipts held in trust	(3,237)	168

Net cash provided by continuing operating activities	15,583	13,374
Net cash provided by discontinued operating activities	178	—

Net cash provided by operating activities	15,761	13,374

Cash flows from investing activities:
Acquisitions	(5,100)	(16,399)
Capital expenditures	(4,608)	(5,981)

Net cash used in investing activities	(9,708)	(22,380)

Cash flows from financing activities:
Net borrowings from (payments against) the bank credit facility	(600)	14,200
Payments on senior long-term debt and obligations under capital leases	(315)	(342)
Proceeds from the exercise of stock options and employee stock purchase plan	199	440
Stock option benefit	7	24
Dividends on common stock	(460)	(903)
Dividend on redeemable preferred stock	(7)	(7)
Repurchase of convertible junior subordinated debentures	(972)	—
Purchase of treasury stock	—	(4,531)

Net cash (used in) provided by financing activities	(2,148)	8,881

Net increase (decrease) in cash and cash equivalents	3,905	(125)
Cash and cash equivalents at beginning of period	1,279	1,137

Cash and cash equivalents at end of period	$5,184	$1,012

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2012, we owned and operated 164 funeral homes in 26 states and 33 cemeteries in 11 states.

Principles of Consolidation

The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interim Condensed Disclosures

The information for the three and six month periods ended June 30, 2011 and June 30, 2012 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction therewith.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Discontinued Operations

In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, if any, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. There were no discontinued operations during 2011. We ended a management contract with a cemetery in Ohio in January 2012. See Note 5 to the Consolidated Financial Statements herein for more information.

Business Combinations

Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred.

During the second quarter of 2011, we completed two funeral home acquisitions. During the second quarter of 2012, we completed one acquisition comprised of two funeral homes and one cemetery. See Note 3 to the Consolidated Financial Statements herein for additional information on these acquisitions.

Stock Plans and Stock-Based Compensation

We have stock-based employee and director compensation plans in the form of restricted stock, stock options and employee stock purchase plans, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. We recognize compensation expense in an amount equal to the fair value of the share-based awards issued over the period of vesting. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 14 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.

Computation of Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Exhibit 11.1 to this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the computations of per share earnings for the three and six month periods ended June 30, 2011 and 2012.

Preneed Funeral and Cemetery Trust Funds

Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus in our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and certain memorials sold. Income from the trust funds is distributed to us and used to provide care and maintenance for the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.

An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. Our analysis continues to support its position as the primary beneficiary in certain of our funeral and cemetery trust funds.

Fair Value Measurements

We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided herein in Note 11 to the Consolidated Financial Statements. The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented herein in Note 11 to the Consolidated Financial Statements. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.

To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and six month periods ended June 30, 2012, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of June 30, 2012, no impairments have been identified.

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our 7 7/8% senior notes due 2015 (the “Senior Notes”) were issued to the public at par in January 2005 and are carried at a cost of $130.0 million. At June 30, 2012, these securities were typically trading at a price of approximately $101.25 per share, indicating an aggregate fair market value of approximately $131.6 million. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $76.3 million at June 30, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust.

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

We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in our unrecognized tax benefits during the next twelve months.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Fair Value Measurements

In May 2011, additional guidance was issued regarding how fair value measurements and disclosures should be applied where already required or permitted under International Financial Reporting Standards or U.S. Generally Accepted Accounting Principles. This new guidance clarifies and aligns the existing application of fair value measurement guidance and revises certain language. This guidance is effective for the first interim or annual period beginning after December 15, 2011, thus effective for us for the period beginning January 1, 2012. The adoption of this accounting standard update did not have a material impact on our Consolidated Financial Statements.

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

During the second quarter of 2012, we completed one acquisition of two funeral homes and one cemetery. We paid $4.8 million in cash as consideration for this acquisition. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill of $0.5 million. The pro forma impact of the acquisition on the prior periods is not presented as the impact is not material to reported results. Thus, the results of the acquired businesses are included in our results from the date of acquisition.

The effect of the acquisition on our Consolidated Balance Sheets at June 30, 2012 is as follows (in thousands):

Current assets	$97
Preneed funeral trust investments	986
Property, plant & equipment	4,567
Goodwill	552
Cemetery perpetual care trust investments	478
Accrued liabilities	(67)
Deferred preneed cemetery revenue	(339)
Deferred preneed funeral receipts held in trust	(986)
Care trusts’ corpus	(478)

Total consideration	$4,810

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

The following table presents the changes in goodwill in our Consolidated Balance Sheets (in thousands):

June 30, 2012
Goodwill as of December 31, 2011	$193,962
Acquisitions	6,890

Goodwill at end of period	$200,852

Changes in previous estimates are related to adjustments for inventory values.

5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Portfolio Optimization Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.

There were no discontinued operations during 2011. During the first quarter of 2012, we ended a management agreement with a cemetery in Ohio. No businesses were held for sale at June 30, 2012.

The operating results of the discontinued cemetery business during the periods presented, as well as the gain on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
Revenues	$252	$—	$440	$13

Operating income (loss)	$34	$—	$35	$(9)
Loss on disposition	—	(1)	—	426
Benefit for income taxes	(14)	1	(14)	(167)

Income from discontinued operations	$20	$—	$21	$250

6. PRENEED TRUST INVESTMENTS

Preneed Cemetery Trust Investments

Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 are as follows (in thousands):

	December 31, 2011	June 30, 2012
Preneed cemetery trust investments	$67,713	$72,708
Less: allowance for contract cancellation	(2,031)	(2,193)

	$65,682	$70,515

Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded.

We determine whether or not the assets in the preneed cemetery trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions, and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in Deferred preneed cemetery receipts held in trust. There is no impact on earnings unless and until such time that the asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

The cost and fair market values associated with preneed cemetery trust investments at June 30, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$3,533	$—	$—	$3,533
Fixed income securities:
Corporate debt	34,945	1,220	(562)	35,603
Preferred stock	21,219	327	(360)	21,186
Mortgage Backed Securities	1	—	—	1
Common stock	9,534	9	(2,327)	7,216
Mutual funds:
Equity	3,873	317	(30)	4,160

Trust securities	$73,105	$1,873	$(3,279)	$71,699

Accrued investment income	$1,009			$1,009

Preneed cemetery trust investments				$72,708

Fair market value as a percentage of cost				98.1%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,927
Due in five to ten years	20,875
Thereafter	31,988

Total	$56,790

Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Investment income	$966	$1,290	$1,865	$2,052
Realized gains	6,936	2,681	10,092	5,054
Realized losses	(475)	(2,195)	(546)	(2,309)
Expenses and taxes	(671)	(1,894)	(853)	(2,025)
(Increase) decrease in deferred preneed cemetery receipts held in trust	(6,756)	118	(10,558)	(2,772)

	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Purchases	$(32,375)	$(33,060)	$(45,065)	$(57,099)
Sales	32,869	33,404	45,676	57,492

Preneed Funeral Trust Investments

Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 are as follows (in thousands):

	December 31, 2011	June 30, 2012
Preneed funeral trust investments	$78,227	$82,351
Less: allowance for contract cancellation	(2,415)	(2,385)

	$75,812	$79,966

Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded.

We determine whether or not the assets in the preneed funeral trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Deferred preneed funeral receipts held in trust. There is no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$13,725	$—	$—	$13,725
Fixed income securities:
U.S. Treasury debt	4,048	89	—	4,137
U.S. agency obligations	337	5	—	342
Corporate debt	22,096	1,165	(162)	23,099
Preferred stock	13,864	1,865	(155)	15,574
Other	44	—	(16)	28
Common stock	7,592	241	(917)	6,916
Mutual funds:
Equity	11,234	194	(388)	11,040
Fixed income	4,438	178	—	4,616
Other investments	2,124	—	—	2,124

Trust securities	$79,502	$3,737	$(1,638)	$81,601

Accrued investment income	$750			$750

Preneed funeral trust investments				$82,351

Fair market value as a percentage of cost				102.6%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$452
Due in one to five years	4,857
Due in five to ten years Due in five to ten years	13,016
Thereafter	24,855

Total	$43,180

Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Investment income	$771	$1,089	$1,552	$1,951
Realized gains	5,046	603	8,370	1,338
Realized losses	(375)	(1,727)	(488)	(2,177)
Expenses and taxes	(474)	(793)	(728)	(1,003)
(Increase) decrease in deferred preneed funeral receipts held in trust	(4,968)	828	(8,706)	(109)

	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Purchases	$(27,452)	$(13,721)	$(44,703)	$(31,594)
Sales	25,226	13,619	42,537	31,793

7. PRENEED CEMETERY RECEIVABLES

Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we have offered zero percent interest financing to promote sales as limited-time offers. At June 30, 2012, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $20.9 million and $8.1 million, respectively, of which $9.9 million is presented in Accounts receivable and $19.1 million is presented in Preneed receivables.

We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 5.9% of the total receivables on recognized sales at June 30, 2012. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2012, changes in the allowance for contract cancellations were as follows (in thousands):

June 30, 2012
Beginning balance	$1,487
Write-offs and cancellations	(98)
Provision	397

Ending balance	$1,786

We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector.

The aging of past due financing receivables as of June 30, 2012 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$636	$423	$312	$1,197	$2,568	$17,721	$20,289
Deferred revenue	286	178	134	530	1,128	7,639	8,767

Total contracts	$922	$601	$446	$1,727	$3,696	$25,360	$29,056

8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS

The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of June 30, 2012, receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2011	June 30, 2012
Preneed funeral trust funds	$23,182	$23,059
Less: allowance for contract cancellation	(695)	(693)

	$22,487	$22,366

9. CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $216.0 million and $216.3 million at December 31, 2011 and June 30, 2012, respectively, and are not included in our Consolidated Balance Sheets.

10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS

Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2011 and June 30, 2012 are as follows (in thousands):

	December 31, 2011	June 30, 2012
Trust assets, at fair value	$41,485	$44,486
Obligations due from (to) trust	(106)	(205)

Care trusts’ corpus	$41,379	$44,281

We are required by various state laws to deposit a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. We determine whether or not the assets in the perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded as a reduction to Care trusts’ corpus.

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2012 (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$1,748	$—	$—	$1,748
Fixed income securities:
Corporate debt	23,143	799	(378)	23,564
Preferred stock	13,907	173	(237)	13,843
Mortgage Backed Securities	1	—	—	1
Common stock	6,198	3	(1,535)	4,666

Trust securities	$44,997	$975	$(2,150)	$43,822

Accrued investment income	$664			$664

Cemetery perpetual care trust investments				$44,486

Fair market value as a percentage of cost				97.4%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,606
Due in five to ten years	13,820
Thereafter	20,982

$37,408

Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Undistributable realized gains	$3,432	$1,269	$5,681	$2,400
Undistributable realized losses	(218)	(1,027)	(315)	(1,079)
Increase in Care trusts’ corpus	(3,214)	(242)	(5,366)	(1,321)

	$—	$—	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Investment income	$1,178	$1,152	$1,757	$2,303
Realized gains	1,121	300	1,942	300

Total	$2,299	$1,452	$3,699	$2,603

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Purchases	$(14,823)	$(21,520)	$(23,930)	$(37,737)
Sales	14,697	21,644	22,658	38,265

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

We evaluated our assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on our Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

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

•

Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of June 30, 2012, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, we use pricing services and dealer quotes. As of June 30, 2012, we did not have any liabilities measured at fair value.

The following table summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of June 30, 2012 (in thousands).

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Assets:
Fixed income securities:
U.S. Treasury debt	$4,137	$—	$—	$4,137
U.S. agency obligations	342	—	—	342
Preferred stock	—	50,603	—	50,603
Mortgage Backed Securities	—	2	—	2
Corporate debt	—	82,266	—	82,266
Other	—	28		28
Common stock	18,798	—	—	18,798
Mutual funds:
Equity
U.S. Large Cap	5,996	—	—	5,996
U.S. Mid Cap	960	—	—	960
U.S. Small Cap	1,040	—	—	1,040
International	2,239	—	—	2,239
U.S. REIT	806	—	—	806
Other	4,159	—	—	4,159
Fixed income
U.S. Investment Grade	—	2,238	—	2,238
U.S. High Yield	—	2,378	—	2,378
Other
Insurance	—	2,124	—	2,124

Total Assets	$38,477	$139,639	$—	$178,116

There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2012.

12. LONG-TERM DEBT

We have outstanding a principal amount of $130.0 million of the Senior Notes with interest payable semi-annually. Effective August 11, 2011, we entered into a new secured revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, N.A. which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The Credit Facility matures in October 2014 and, under certain conditions, may be extended to October 2016. The Credit Facility is collateralized by the accounts receivable and all of our personal property. Borrowings under the Credit Facility bear interest at either the prime rate or LIBOR options. At June 30, 2012, the outstanding debt under this facility was $17.3 million, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. No letters of credit were issued and outstanding under the Credit Facility as of June 30, 2012. Interest is payable quarterly.

We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for Carriage Services Capital Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (TIDES) 7% convertible preferred securities) have fully and unconditionally guaranteed our obligations under the Senior Notes. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Senior Notes.

We were in compliance with the covenants contained in the Credit Facility and the Senior Notes as of June 30, 2011 and 2012. Key ratios that we must comply with include a leverage ratio that as of the last day of each quarter must not be greater than 4.25 to 1.00 and a fixed charge coverage ratio that must not be less than 1.25 to 1.00. As of June 30, 2012, the leverage ratio was 3.32 to 1.00 and the fixed charge coverage ratio was 1.97 to 1.00.

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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts, and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs, in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will now proceed. We intend to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to us or to estimate the amount or range of any potential loss, if any, at this time.

14. STOCK-BASED COMPENSATION

Stock Options and Employee Stock Purchase Plan

No stock options were awarded during the second quarter of 2012. As of June 30, 2012, there were 372,028 stock options outstanding and 227,793 stock options which remain unvested.

During the second quarter of 2012, employees purchased a total of 23,809 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.80 per share. We recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $95,000 and $101,000 for the three months ended June 30, 2011 and 2012, respectively and $172,000 and $198,000 for the six months ended June 30, 2011 and 2012, respectively.

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

Common Stock Grants to Officers and Key Employees

We, from time to time, issue shares of restricted common stock to certain officers and key employees from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year periods, respectively. Related to the vesting of restricted stock awards previously awarded to our officers and employees, we recorded $379,000 and $363,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2011 and 2012, respectively, and $761,000 and $604,000 in pre-tax compensation expense for the six months ended June 30, 2011 and 2012, respectively. During the second quarter of 2012, we awarded a grant of 14,000 shares of restricted common stock to two new employees, which will vest over a three year period and have an aggregate grant date market value of $0.1 million.

Director Compensation Policy

On March 5, 2012, our Board of Directors (our “Board”) approved a new Director Compensation Policy, which provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000; and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board of Directors, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 23, 2012. Prior to the approval of the new Director Compensation Policy, there were two meetings for which directors were paid under the previous policy.

We recorded $354,000 and $455,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended June 30, 2011 and 2012, respectively, and $407,000 and $616,000 in pretax compensation expense for the six months ended June 30, 2011 and 2012, respectively, related to the director fees, annual retainers and deferred compensation amortization.

As of June 30, 2012, we had $3.3 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.0 years.

Cash Dividends

The Board declared a quarterly dividend of $0.025 per share, totaling $449,000, which was paid on June 1, 2012 to record holders of our common stock as of May 15, 2012. For the six months ending June 30, 2012, we had paid approximately $903,000 in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

15. SHARE REPURCHASE PROGRAM

During May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3 million of our common stock up to a total of $8 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. For the six months ending June 30, 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. The repurchased shares are held as treasury stock.

16. RELATED PARTY TRANSACTIONS

Mr. Richard W. Scott, a member of our Board, is the Chief Investment Officer of an otherwise unrelated company that holds for investment purposes $7.3 million of our Senior Notes. As of June 30, 2012, we had $130.0 million of Senior Notes outstanding.

17. MAJOR SEGMENTS OF BUSINESS

We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2012	$78,400	$23,953	$—	$102,353
Six months ended June 30, 2011	$74,673	$23,651	$—	$98,324

Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2012	$24,638	$5,961	$(19,064)	$11,535
Six months ended June 30, 2011	$22,067	$6,292	$(18,500)	$9,859

Total assets:
June 30, 2012	$451,189	$230,055	$16,951	$698,195
December 31, 2011	$423,714	$226,177	$22,886	$672,777

18. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Revenues
Goods
Funeral	$13,986	$14,945	$29,590	$31,122
Cemetery	8,069	7,947	15,131	14,951

Total goods	$22,055	$22,892	$44,721	$46,073

Services
Funeral	$19,309	$20,624	$40,867	$43,276
Cemetery	2,469	2,445	4,963	4,845

Total services	$21,778	$23,069	$45,830	$48,121

Financial revenue
Preneed funeral commission income	$414	$450	$887	$901
Preneed funeral trust earnings	1,856	1,382	3,329	3,101
Cemetery trust earnings	1,221	1,795	2,878	3,311
Cemetery finance charges	331	478	679	846

Total financial revenue	$3,822	$4,105	$7,773	$8,159

Total revenues	$47,655	$50,066	$98,324	$102,353

Cost of revenues
Goods
Funeral	$11,685	$12,570	$24,553	$25,150
Cemetery	5,910	6,017	11,258	11,536

Total goods	$17,595	$18,587	$35,811	$36,686

Services
Funeral	$10,290	$10,771	$21,545	$21,509
Cemetery	1,565	1,627	3,146	3,290

Total services	$11,855	$12,398	$24,691	$24,799
Financial expenses
Preneed funeral commissions	$391	$349	$734	$700

Total financial expenses	$391	$349	$734	$700

Total cost of revenues	$29,841	$31,334	$61,236	$62,185

The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the six months ended June 30,
	2011	2012
Cash paid for interest and financing costs	$8,810	$8,968
Cash paid for income taxes	670	818
Fair value of stock and stock options issued to directors, officers and certain employees	1,991	2,650
Restricted common stock withheld for payroll taxes	301	303
Net (deposits)/withdrawals into/from preneed funeral trusts	2,290	(285)
Net (deposits)/withdrawals into/from preneed cemetery trusts	581	(856)
Net withdrawals from perpetual care trusts	310	874
Net decrease in preneed funeral receivables	375	218
Net (increase)/decrease in preneed cemetery receivables	210	(668)
Net (deposits)/withdrawals of receivables from preneed funeral trusts	(369)	121
Net change in preneed funeral receivables increasing/(decreasing) deferred revenue	105	(278)
Net change in preneed cemetery receivables increasing/(decreasing) deferred revenue	(149)	102
Net deposits/(withdrawals) from preneed funeral trust accounts increasing/(decreasing) deferred preneed funeral receipts	(2,290)	285
Net deposits/(withdrawals) in cemetery trust accounts increasing/(decreasing) deferred cemetery receipts	(581)	856
Net withdrawals in perpetual care trust accounts decreasing perpetual care trusts’ corpus	(366)	(973)

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the execution of our Standards Operating Model;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	ability to find and retain skilled personnel;

•	the effects of competition;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	our ability to generate preneed sales;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof; and

•	other factors and uncertainties inherent in the deathcare industry.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

General

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2012, we operated 164 funeral homes in 26 states and 33 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial, and local operating model that includes operating and financial standards developed from our best operations, along with incentive compensation plans to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, to which we refer as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership, and operating practices. Most importantly, the Standards Operating Model allows us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” that guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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

• Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in variable bonus plans whereby he or she earns a percentage of his or her business’ earnings based upon the actual standards achieved as long as its performance exceeds our minimum standards.

• The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership (as defined by our 4E Leadership Model), intelligent risk taking, and entrepreneurial empowerment. Over time, a Managing Partner’s performance is judged according to his or her achievement of the Standards for that business.

Funeral and Cemetery Operations

Factors affecting our funeral operating results include: demographic trends in terms of population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by packaging complementary services and merchandise; controlling salary and variable costs; and exercising pricing leverage related to our at-need business by increasing average revenues per funeral. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional burial and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.

Our funeral volumes have increased gradually from 23,366 in 2007 to 27,663 in 2011 (compounded annual increase of 4.3%). Our funeral operating revenue has increased from $119.2 million in 2007 to $137.0 million in 2011 (compounded annual increase of 3.5%). The increases are primarily because of businesses we acquired in 2007 through 2011 and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 2.7% in volumes and 5.6% in funeral operating revenues in the first six months of 2012 compared to the first six months of 2011, primarily as a result of the acquisitions completed during the trailing twelve months.

The percentage of funeral services involving cremations has increased from 35.8% for the year ended 2007 to 46.4% for the year ended 2011, and was 46.6% for the first six months of 2012. A significant portion of that trend is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 45.0% for the first six months of 2012, up from 42.1% for the year ended December 31, 2011, and 44.1% for the comparable six month period in 2011.

Cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our cemetery revenues for the year ended December 31, 2011 related to preneed sales of interment rights and the delivery of related merchandise and services. For the six months ended June 30, 2012, those preneed sales were approximately 48% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 17% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our cemetery financial performance from 2007 through 2011 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue increased from $37.4 million in 2007 to $38.1 million in 2011. Our goal is to build stronger teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2012 is designated to expand our cemetery product offerings.

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

Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we have offered zero percent or low interest financing to promote sales as limited-time offers, and in those cases we impute interest at market rates and discount the sales value.

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

Preneed funeral trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain the cemetery property and memorials in perpetuity. Perpetual care trust fund income is recognized as earned, in Cemetery revenues.

Acquisitions

Our growth strategy includes the execution of our Strategic Acquisition Model. The goal of this model is to ensure value addition to the company through acquisitions by assessing the sustainable earning power of an acquisition candidate and investing in that business at an appropriate price. The prequalification of an acquisition candidate is determined by a ranking which includes territory demographics, customer preferences, market size, market share, barriers to entry, and volume and price trends (which reflects the business mix). The candidate is also assessed using our Standards Operating Model. The valuation of the acquisition candidate is then determined through a discounted cash flow model. During 2011, we acquired six funeral home businesses and no cemetery businesses. The consideration paid for the 2011 acquisitions was $18.6 million. During the first six months of 2012, we acquired four funeral homes and one cemetery for $16.4 million.

Financial Highlights

Net income for the three months ended June 30, 2012 totaled $2.7 million, equal to $0.15 per diluted share, compared to net income for the three months ended June 30, 2011, which totaled $2.6 million, equal to $0.14 per diluted share. Net income for the six months ended June 30, 2012 totaled $7.1 million, equal to $0.39 per diluted share, compared to $5.9 million for the six months ended June 30, 2011, or $0.32 per diluted share. Total revenue for the three and six months ended June 30, 2012 was $50.1 million and $102.4 million, respectively, an increase of 5.1% and 4.1%, respectively, compared to $47.7 million and $98.3 million, respectively, for the comparable periods in 2011. Our funeral segment experienced increases in revenue and gross profit primarily as a result of our acquisitions. The cemetery segment experienced increases in revenue during the three and six month periods due to higher trust fund earnings. Cemetery gross profit was higher for the three months ended June 30, 2012, yet slightly lower for the six months ended June 30, 2012. We experienced increases in general and administrative expenses in the three months ended June 30, 2012 due to increases in severance, legal and acquisition expenses.

In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $2.2 million and $3.6 million, respectively, for the three and six month periods ended June 30, 2011, and $0.1 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2012; the year over year decline was attributable to substantial gains realized in the trust funds during the second quarter of 2011. While the Withdrawable trust income is not recognized as revenue in our consolidated statements of operations, it increases cash flow from operations.

We are providing below a reconciliation of Non-GAAP net income (a non-GAAP measure) to net income from continuing operations (a GAAP measure). Non-GAAP net income is defined as net income from continuing operations, then adjusting for special items, including Withdrawable trust income and acquisition expenses. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The adjustment of special items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Three Months Ended June 30,
(In millions, except diluted EPS)	2011		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$2.6	$0.14	$2.7	$0.15
After-tax special items:
Withdrawable trust income	1.3	0.07	—	—
Acquisition expenses	0.1	0.01	0.1	0.01
Gain on repurchase of subordinated debentures	(0.2)	(0.01)	—	—
Other expenses	0.2	0.01	0.1	—

Non-GAAP net income	$4.0	$0.22	$2.9	$0.16

Diluted weighted average shares outstanding (in thousands)		18,407		18,153

	Six Months Ended June 30,
(In millions, except diluted EPS)	2011		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$5.9	$0.32	$6.9	$0.38
After-tax special items:
Withdrawable trust income	2.1	0.12	0.5	0.02
Securities transaction expenses	0.3	0.01	—	—
Acquisition expenses	0.1	0.01	0.4	0.02
Severance costs	0.1	—	0.3	0.02
Gain on repurchase of subordinated debentures	(0.2)	(0.01)	—	—

Non-GAAP net income	$8.3	$0.45	$8.1	$0.44

Diluted weighted average shares outstanding (in thousands)		18,340		18,237

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

RESULTS OF OPERATIONS

The following is a discussion of our results of continuing operations for the three and six month periods ended June 30, 2011 and 2012. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2012 and the six months ended June 30, 2011 compared to the six months ended June 30, 2012.

Three months ended June 30, 2011 compared to three months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$30,122	$29,621	$(501)	(1.7)%
Acquired operating revenue	3,173	5,948	2,775	87.5%
Preneed funeral insurance commissions	414	450	36	8.7%
Preneed funeral trust earnings	1,856	1,382	(474)	(25.5%)

Total	$35,565	$37,401	$1,836	5.2%

Operating profit:
Same store operating profit	$10,616	$10,437	$(179)	(1.7)%
Acquired operating profit	704	1,791	1,087	154.4%
Preneed funeral insurance commissions	23	101	78	339.1%
Preneed funeral trust earnings	1,856	1,382	(474)	(25.5%)

Total	$13,199	$13,711	$512	3.9%

Funeral home same store operating revenues for the three months ended June 30, 2012 decreased $0.5 million, or 1.7%, when compared to the three months ended June 30, 2011, as we experienced a 4.7% decrease in the number of contracts, and the average revenue per contract increased 1.7%, or $91 per contract, to $5,489 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased 3.2% to $5,258. The number of traditional burial contracts declined 6.6% while the average revenue per burial contract increased 2.1% to $8,311. The cremation rate for the same store businesses declined slightly from 44.6% to 44.3%. The average revenue per same store cremation contract increased 4.6% to $3,049 while the number of cremation contracts decreased 5.4%. Cremations with services declined from 36.7% of total cremation contracts in the second quarter of 2011 to 34.3% in the second quarter of 2012. The average revenue for “other” contracts, which make up approximately 7.9% of the total number of contracts, increased 8.0% from $1,967 to $2,124. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.

Same store operating profit for the three months ended June 30, 2012 decreased $0.2 million, or 1.7%, from the comparable three months of 2011, and as a percentage of funeral same store operating revenue, remained consistent at 35.2%. The decline in profit is primarily the result of the decline in revenue offset by lower health care costs in the current quarter.

Funeral home acquired revenues for the three months ended June 30, 2012 increased $2.8 million, or 87.5%, when compared to the three months ended June 30, 2011, as we experienced a 58.7% increase in the number of contracts, and an increase of 17.6%, to $4,499, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 18.1% to $4,435. The cremation rate for the acquired businesses was 52.5% for the second quarter of 2012, down from 61.2% in the prior year period. The average revenue per cremation contract increased 5.1% to $2,842 for the second quarter of 2012 and the number of cremation contracts increased 36.2% compared to the same period of 2011. The reason for the large increase in the average revenue per contract and the significant decline in the cremation rate is because the businesses acquired during the fourth quarter of 2011 and in the first six months of 2012 serve primarily traditional burial families.

Acquired operating profit for the three months ended June 30, 2012 increased $1.1 million from the comparable three months of 2011 and, as a percentage of revenue from acquired businesses, was 22.2% for the second quarter of 2011 compared to 30.1% for the second quarter of 2012. The improvement in operating profit margin is largely attributable to the businesses acquired in the fourth quarter of 2011 and the first six months of 2012.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis decreased 19.3% in revenue and 21.1% in operating profit, compared to the three months ended June 30, 2011 as a result of lower earnings on insurance contracts.

Six months ended June 30, 2011 compared to six months ended June 30, 2012 (dollars in thousands):

	Six Months Ended June 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$64,208	$62,046	$(2,162)	(3.4)%
Acquired operating revenue	6,249	12,352	6,103	97.7%
Preneed funeral insurance commissions	887	901	14	1.6%
Preneed funeral trust earnings	3,329	3,101	(228)	(6.8)%

Total	$74,673	$78,400	$3,727	5.0%

Operating profit:
Same store operating profit	$22,843	$23,457	$614	2.7%
Acquired operating profit	1,516	4,282	2,766	182.4%
Preneed funeral insurance commissions	153	201	48	31.4%
Preneed funeral trust earnings	3,329	3,101	(228)	(6.8)%

Total	$27,841	$31,041	$3,200	11.5%

Funeral home same store operating revenues for the six months ended June 30, 2012 decreased $2.2 million, or 3.4%, when compared to the six months ended June 30, 2011, as we experienced a 5.5% decrease in the number of contracts, and the average revenue per contract increased 1.9%, or $105 per contract, to $5,495 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased 2.2% to $5,248. The number of traditional burial contracts declined 8.4% while the average revenue per burial contract increased 3.4% to $8,349. The cremation rate for the same store businesses rose from 44.1% to 45.0%. The average revenue per same store cremation contract increased 4.1% to $3,052 and the number of cremation contracts decreased 3.6%. Cremations with services declined from 37.2% of total cremation contracts in the six months ended June 30, 2011 to 34.9% in the second quarter of 2012. The average revenue for “other” contracts, which make up approximately 7.5% of the total number of contracts, decreased 1.7% from $2,107 to $2,071.

Same store operating profit for the six months ended June 30, 2012 increased $0.6 million, or 2.7%, from the comparable six months of 2011, and as a percentage of funeral same store operating revenue, increased from 35.6% to 37.8%. Substantially all of the expense categories were lower compared to the six months ended June 30, 2011, and the biggest areas of improvement included a $0.9 million decline in discounts given on contracts, a $1.3 million decline in health care costs and a $1.1 million decline in salaries and wages.

Funeral home acquired revenues for the six months ended June 30, 2012 increased $6.1 million, or 97.7%, when compared to the six months ended June 30, 2011, as we experienced a 62.9% increase in the number of contracts, and an increase of 21.0%, to $4,526, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 21.3% to $4,461. The cremation rate for the acquired businesses was 53.2% for the six months ended June 30, 2012, down from 62.2% in the prior year period. The average revenue per cremation contract increased 8.4% to $2,952 for the six months ended June 30, 2012 and the number of cremation contracts increased 39.3%.

Acquired operating profit for the six months ended June 30, 2012 increased $2.8 million from the comparable six months of 2011 and, as a percentage of revenue from acquired businesses, was 24.3% for the six months ended June 30, 2011 compared to 34.7% for six months ended June 30, 2012. The improvement in operating profit margin is largely attributable to higher margins in those acquired businesses that have been in our Company for less than one year.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, decreased 5.1% in revenue and 5.2% in operating profit, compared to the six months ended June 30, 2011.

Cemetery Segment. The following tables set forth certain information regarding our revenues and operating profit from the cemetery operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2012 and for the six months ended June 30, 2011 compared to the six months ended June 30, 2012.

Three months ended June 30, 2011 compared to three months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$10,538	$10,392	$(146)	(1.4)%
Cemetery trust earnings	1,221	1,795	574	47.0%
Preneed cemetery finance charges	331	478	147	44.4%

Total	$12,090	$12,665	$575	4.8%

Operating profit:
Same store operating profit	$3,063	$2,748	$(315)	(10.3)%
Cemetery trust earnings	1,221	1,795	574	47.0%
Preneed cemetery finance charges	331	478	147	44.4%

Total	$4,615	$5,021	$406	8.8%

Cemetery same store operating revenues for the three months ended June 30, 2012 decreased $0.1 million, or 1.4%, compared to the three months ended June 30, 2011. The decrease in operating revenue was primarily attributable to preneed property sales which decreased $0.2 million, or 3.7%. We experienced a 6.7% decrease in the number of interment rights (property) sold, yet a 10.3% increase in the average price per interment compared to the second quarter of 2011. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 90.4% to 83.2%.

Cemetery same store operating profit for the three months ended June 30, 2012 decreased $0.3 million, or 10.3%. As a percentage of revenues, cemetery same store operating profit decreased from 29.1% to 26.4%. The decrease in operating profit is primarily a result of the decline in revenue and an increase of $0.3 million in promotional expenses.

We acquired one cemetery in late June 2012 and there was no business transacted in the second quarter of 2012.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 47.0%, when compared to the three months ended June 30, 2011. Earnings from perpetual care trust funds totaled $1.5 million for the three months ended June 30, 2012 compared to $0.9 million for the three months ended June 30, 2011, an increase of $0.6 million, or 61.5%. Trust earnings recognized upon the delivery of merchandise and service contracts was flat compared to the same period in 2011. Finance charges on the preneed contracts increased 44.4% because of the increase in the total receivables outstanding and higher rates used.

Six months ended June 30, 2011 compared to six months ended June 30, 2012 (dollars in thousands):

	Six Months Ended June 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$20,094	$19,796	$(298)	(1.5)%
Cemetery trust earnings	2,878	3,311	433	15.0%
Preneed cemetery finance charges	679	846	167	24.6%

Total	$23,651	$23,953	$302	1.3%

Operating profit:
Same store operating profit	$5,690	$4,970	$(719)	(12.6)%
Cemetery trust earnings	2,878	3,311	433	15.0%
Preneed cemetery finance charges	679	846	167	24.6%

Total	$9,247	$9,127	$(119)	(1.3)%

Cemetery same store operating revenues for the six months ended June 30, 2012 decreased $0.3 million, or 1.5%, compared to the six months ended June 30, 2011. Same store revenue from preneed property sales and deliveries of preneed merchandise and services deliveries increased $0.1 million, or 0.9%, and at-need revenues decreased $0.4 million, or 4.9%. We experienced a 3.3% increase in the number of interment rights (property) sold and a 2.6% increase in the average price per interment compared to the six months ended June 30, 2011. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 89.4% to 85.5%.

Cemetery same store operating profit for the six months ended June 30, 2012 decreased $0.7 million, or 12.6%. As a percentage of revenues, cemetery same store operating profit decreased from 28.3% to 25.1%. The decrease in operating profit is primarily a result of the decline in revenue and higher promotional expenses and bad debts.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 15.0%, when compared to the six months ended June 30, 2011. Earnings from perpetual care trust funds totaled $2.6 million for the six months ended June 30, 2012 compared to $2.3 million for the six months ended June 30, 2011, an increase of $0.3 million, or 13.3%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million to $0.7 million compared to the same period in 2011. Finance charges on the preneed contracts increased 24.7%.

Other. General and administrative expenses totaled $10.1 million for the six months ended June 30, 2012, an increase of $0.6 million, or 5.9%, compared to the six months ended June 30, 2011, primarily due to increases in costs of approximately $0.5 million for incentive compensation and $0.4 million of acquisition expenses related to the acquisition activity during 2012 offset by $0.5 million in expenses in 2011 related to a proposed securities transaction that did not occur in the current year. General and administrative expenses totaled $4.8 million for the three months ended June 30, 2012, an increase of $0.1 million, or 1.5%, compared to the same comparable period in prior year primarily due to increases for incentive compensation.

Income Taxes. We recorded income taxes at the estimated effective rate of 42.5% for the year ended December 31, 2011 and 40.4% for the first six months of 2012. We became a federal cash taxpayer in the fourth quarter of 2011. The decrease in the tax rate is primarily due to the utilization of state net operating losses that had not previously been recognized. We have approximately $44.3 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At June 30, 2012, the valuation allowance totaled $1.2 million.

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

Cash Flows

We began 2012 with $1.1 million in cash and other liquid investments and ended the second quarter with $1.0 million in cash and $17.3 million drawn on our Credit Facility.

The following table sets forth the elements of cash flow for the six months ended June 30, 2012 (in millions):

Cash and liquid investments at January 1, 2012	$1.1
Cash flow from operating activities	13.4
Acquisitions	(16.4)
Borrowings on our Credit Facility	14.2
Maintenance capital expenditures	(2.3)
Dividends on common stock	(0.9)
Repurchase of common stock	(4.5)
Growth capital expenditures—funeral homes	(2.2)
Growth capital expenditures—cemeteries	(1.5)
Other investing and financing activities	0.1

Cash at June 30, 2012	$1.0

For the six months ended June 30, 2012 cash provided by operating activities was $13.4 million as compared to $15.8 million for the six months ended June 30, 2011. The decrease was due primarily to larger payments of income taxes and accrued liabilities as well as increases in cemetery preneed receivables.

Our investing activities resulted in a net cash outflow of $22.4 million for the six months ended June 30, 2012, compared to a net cash outflow of $9.7 million for the six months ended June 30, 2011. The increase in cash outflows from investing activities was primarily due to increased acquisition activity in 2012 which totaled $16.4 million compared to $5.1 million for the six months ended June 30, 2011. The cash outflows from investing activities during the six months ended June 30, 2012 for capital expenditures exceeded the comparable quarter of 2011, which totaled $6.0 million in the current year compared to $4.6 million for the six months ended June 30, 2012. Capital expenditures during 2012 included $3.7 million for cemetery inventory development projects and funeral home expansion projects.

Our financing activities resulted in net cash inflow of $8.9 million for the six months ended June 30, 2012, compared to a net cash outflow of $2.1 million for the six months ended June 30, 2011. The increase in cash flows from financing activities is due to increased borrowings under our Credit Facility during the first half of 2012 primarily to finance our acquisitions. The cash flows from financing activities during the first six months of 2012 was also effected by the purchase of $4.5 million in treasury stock, which did not occur during the first six months of 2011, and dividend payments of $0.9 million, compared to $0.4 million during the same period in 2011.

Dividends

Our Board declared a quarterly cash dividend of $0.025 per share, totaling $0.4 million, which was paid on June 1, 2012 to record holders of our common stock as of May 15, 2012. For the six months ended June 30, 2012, we have paid $0.9 million in cash dividends.

Debt Obligations

The outstanding principal of long-term debt at June 30, 2012 totaled $153.9 million and consisted of $130.0 million in Senior Notes, $17.3 million outstanding on the Credit Facility and $6.6 million in acquisition indebtedness and capital lease obligations.

Effective August 11, 2011, we entered into the Credit Facility, a new secured revolving credit facility with Wells Fargo Bank, N.A., which contains commitments for an aggregate of $60.0 million with an accordion provision for up to an additional $15.0 million. The Credit Facility matures in October 2014 and under certain conditions may be extended to October 2016. The Credit Facility is collateralized by our accounts receivable and all of our personal property. Borrowings under the Credit Facility bear interest at either prime or LIBOR options. At June 30, 2012, the prime rate option was equivalent to 4.125% and the LIBOR margin was 1.875%. At June 30, 2012, the maximum drawdown allowed on the Credit Facility was $42.7 million.

A total of $89.8 million was outstanding at June 30, 2012 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate Carriage Services Capital Trust, bears interest at 7.0% and matures in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES”. The rights under the debentures are functionally equivalent to those of the TIDES. During the six month period ending June 30, 2011, we repurchased 26,742 shares of these TIDES for approximately $1.0 million and recorded a gain of $0.4 million. No repurchases have been made in 2012.

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

We were in compliance with the covenants contained in the previous and new credit facilities, as applicable, and the Senior Notes as of June 30, 2011 and 2012. Key ratios that we must comply with include a leverage ratio that as of the last day of each quarter must not be greater than 4.25 to 1.00 and a fixed charge coverage ratio that must not be less than 1.25 to 1.00. As of June 30, 2012, the leverage ratio was 3.32 to 1.00 and the fixed charge coverage ratio was 1.97 to 1.00.

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

The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2012, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2012 are presented in Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.91% change in the value of the fixed income securities.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2012, we had $17.3 million outstanding under our Credit Facility. Any further borrowings against the Credit Facility or any change in the floating rate would cause a change in interest expense. The Credit Facility contains an interest rate at either the prime rate or LIBOR options which the prime rate was 4.125% and the LIBOR margin was 1.875% at June 30, 2012. Assuming the outstanding balance remains unchanged, a change of 100 basis points in the prime rate or LIBOR options would result in an increase in annual interest expense of less than $0.2 million. We have not entered into interest rate hedging arrangements in the recent past, and currently have no plans to do so. Due to fluctuating balances in the amount outstanding under this agreement and current interest rates, we do not believe such arrangements to be cost effective.

We have previously issued both Senior Notes and convertible junior subordinated debentures. The Senior Notes were issued to the public at par and are carried at a cost of $130 million. At June 30, 2012, the Senior Notes were typically trading at a price of approximately $101.25, indicating a market value of approximately $131.6 million. The convertible junior subordinated debentures, payable to the Trust, are carried on our Consolidated Balance Sheet at a cost of approximately $90 million. The estimated fair value of these securities is estimated to be approximately $76.3 million at June 30, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust. The Senior Notes and the convertible junior subordinated debentures have fixed interest rates of 7.875% and 7% respectively, and therefore we do not have economic interest rate exposure on the Senior Notes or debentures. However, the value of these debt instruments is exposed to interest rate risk. Generally, the fair market value of these debt instruments will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of these debt instruments may be affected by changes in our stock price.

The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, nor otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 5. Other Information

On May 23, 2012, our stockholders approved the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan (as amended and restated, the “Restated LTIP”). The Restated LTIP was previously approved by our Board, subject to stockholder approval. The Restated LTIP was summarized under the caption “Proposal 2—Approval of the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan” in our Proxy Statement for our 2012 Annual Meeting of Stockholders held on May 23, 2012 filed with the SEC on April 16, 2012.

Item 6. Exhibits

*4.1	First Supplemental Indenture dated as of August 2, 2007 among Cloverdale Park, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*4.2	Second Supplemental Indenture dated as of December 13, 2007 among Cataudella Funeral Home, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*4.3	Third Supplemental Indenture dated as of May 7, 2012 among Carriage Merger V, Inc., Carriage Merger VI, Inc., Carriage Merger VII, Inc., Carriage Merger VIII, Inc., Carriage Merger IX, Inc., and Carriage Merger X, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*10.1	Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan.

10.2	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 7, 2012.

*10.3	Form of Director Performance-Based Stock Award Agreement.

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

Date : August 7, 2012	/s/ Terry E. Sanford
Terry E. Sanford
Senior Vice President and
Chief Accounting Officer

CARRIAGE SERVICES, INC.

INDEX OF EXHIBITS

*4.1	First Supplemental Indenture dated as of August 2, 2007 among Cloverdale Park, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*4.2	Second Supplemental Indenture dated as of December 13, 2007 among Cataudella Funeral Home, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*4.3	Third Supplemental Indenture dated as of May 7, 2012 among Carriage Merger V, Inc., Carriage Merger VI, Inc., Carriage Merger VII, Inc., Carriage Merger VIII, Inc., Carriage Merger IX, Inc., and Carriage Merger X, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee.

*10.1	Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan.

10.2	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 7, 2012.

*10.3	Form of Director Performance-Based Stock Award Agreement.

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Terry E. Sanford in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Terry E. Sanford in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.