Form 10-Q
period 2012-09-30
CARRIAGE SERVICES INC
filed 2012-11-07
CIK 1016281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2012 was 18,110,801.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CARRIAGE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$549
Accounts receivable, net of allowance for bad debts of $918 in 2011 and $1,002 in 2012	16,356	16,989
Assets held for sale	2,276	600
Inventories and other current assets	13,415	12,500

Total current assets	33,184	30,638

Preneed cemetery trust investments	65,682	75,783
Preneed funeral trust investments	75,812	80,968
Preneed receivables, net of allowance for bad debts of $1,728 in 2011 and $2,019 in 2012	22,614	23,688
Receivables from preneed funeral trusts	22,487	22,250
Property, plant and equipment, net of accumulated depreciation of $77,718 in 2011 and $82,884 in 2012	136,015	145,743
Cemetery property	71,515	75,227
Goodwill	193,877	205,976
Deferred charges and other non-current assets	10,106	7,872
Cemetery perpetual care trust investments	41,485	47,760

Total assets	$672,777	$715,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$628	$669
Accounts payable and other liabilities	13,856	12,259
Accrued liabilities	17,827	13,041
Liabilities associated with assets held for sale	1,920	58

Total current liabilities	34,231	26,027

Long-term debt, net of current portion	131,900	131,755
Line of credit	3,100	28,000
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,155	4,047
Deferred preneed cemetery revenue	58,809	60,311
Deferred preneed funeral revenue	40,961	40,878
Deferred preneed cemetery receipts held in trust	65,682	75,783
Deferred preneed funeral receipts held in trust	75,812	80,968
Care trusts’ corpus	41,379	47,304

Total liabilities	545,799	584,843

Commitments and contingencies
Redeemable preferred stock	200	200

Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 21,663,000 and 22,020,000 shares issued at December 31, 2011 and September 30, 2012, respectively	217	220
Additional paid-in capital	201,284	202,176
Accumulated deficit	(63,987)	(56,267)
Treasury stock, at cost; 3,236,000 and 3,922,000 shares at December 31, 2011 and September 30, 2012, respectively	(10,736)	(15,267)

Total stockholders’ equity	126,778	130,862

Total liabilities and stockholders’ equity	$672,777	$715,905

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Revenues:
Funeral	$33,234	$36,821	$107,018	$114,451
Cemetery	10,134	12,668	33,786	36,622

	43,368	49,489	140,804	151,073
Field costs and expenses:
Funeral	21,151	22,877	67,107	69,544
Cemetery	7,138	7,861	21,542	22,687
Depreciation and amortization	2,013	2,302	6,427	6,836
Regional and unallocated funeral and cemetery costs	2,501	2,559	6,604	6,972

	32,803	35,599	101,680	106,039

Gross profit	10,565	13,890	39,124	45,034

Corporate costs and expenses:
General and administrative costs and expenses	4,779	5,240	14,304	15,333
Home office depreciation and amortization	255	212	751	719

	5,034	5,452	15,055	16,052

Operating income	5,531	8,438	24,069	28,982

Interest expense, net of other income	(4,551)	(4,550)	(13,592)	(13,627)
Gain on repurchase of junior subordinated debentures	481	—	846	—
Loss on early extinguishment of debt and other costs	(201)	(3,031)	(201)	(3,031)

Total interest and other, net	(4,271)	(7,581)	(12,947)	(16,658)

Income from continuing operations before income taxes	1,260	857	11,122	12,324
Provision for income taxes	(510)	(346)	(4,505)	(4,983)

Net income from continuing operations	750	511	6,617	7,341
Income from discontinued operations, net of tax	42	95	62	389

Net income	792	606	6,679	7,730
Preferred stock dividend	5	3	12	10

Net income available to common stockholders	$787	$603	$6,667	$7,720

Basic earnings per common share:
Continuing operations	$0.04	$0.03	$0.36	$0.41
Discontinued operations	—	—	—	0.02

Basic earnings per common share	$0.04	$0.03	$0.36	$0.43

Diluted earnings per common share:
Continuing operations	$0.04	$0.03	$0.36	$0.40
Discontinued operations	—	—	—	0.02

Diluted earnings per common share	$0.04	$0.03	$0.36	$0.42

Dividends declared per share	$0.025	$0.025	$0.05	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	18,414	18,051	18,339	18,129

Diluted	18,461	18,170	18,381	18,212

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the nine months ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$6,679	$7,730
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income from discontinued operations	(62)	(389)
Depreciation and amortization	7,178	7,555
Amortization of deferred financing costs	534	520
Gain on repurchase of convertible junior subordinated debentures	(846)	—
Provision for losses on accounts receivable	2,346	1,422
Loss on early extinguishment of debt	201	1,324
Stock-based compensation expense	1,558	1,621
Deferred income taxes	(3,684)	2,390
Other	(36)	252
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	266	(3,100)
Inventories and other current assets	(776)	595
Deferred charges and other	(33)	(38)
Preneed funeral and cemetery trust investments	3,465	5,982
Accounts payable and accrued liabilities	3,455	(5,404)
Deferred preneed funeral and cemetery revenue	8,616	824
Deferred preneed funeral and cemetery receipts held in trust	(3,816)	(6,095)

Net cash provided by continuing operating activities	25,045	15,189
Net cash provided by discontinued operating activities	225	91

Net cash provided by operating activities	25,270	15,280

Cash flows from investing activities:
Acquisitions	(10,300)	(22,399)
Capital expenditures	(7,745)	(10,274)

Net cash used in continuing investing activities	(18,045)	(32,673)
Net cash provided by (used in) discontinued investing activities	(29)	603

Net cash used in investing activities	(18,074)	(32,070)

Cash flows from financing activities:
Net borrowings from (payments against) the bank credit facility	(600)	26,607
Payment of call premium associated with the senior notes redemption	—	(1,707)
Payments on senior long-term debt and obligations under capital leases	(436)	(480)
Proceeds from the exercise of stock options and employee stock purchase plan	318	627
Stock option benefit	7	53
Dividends on common stock	(920)	(1,353)
Dividend on redeemable preferred stock	(12)	(10)
Repurchase of convertible junior subordinated debentures	(2,241)	—
Payment of loan origination costs	(333)	(3,004)
Purchase of treasury stock	—	(4,531)
Other financing costs	6	—

Net cash (used in) provided by financing activities	(4,211)	16,202

Net increase (decrease) in cash and cash equivalents	2,985	(588)
Cash and cash equivalents at beginning of period	1,279	1,137

Cash and cash equivalents at end of period	$4,264	$549

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2012, we owned and operated 163 funeral homes in 26 states and 33 cemeteries in 12 states.

Principles of Consolidation

The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

Interim Condensed Disclosures

The information for the three and nine month periods ended September 30, 2011 and September 30, 2012 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures, normally included in annual financial statements, have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction therewith.

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

Discontinued Operations

In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, if any, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. There were no discontinued operations during 2011. We ended a management contract with a cemetery in Ohio in January 2012. Two funeral homes in Kentucky were sold during August 2012. We currently have a letter of intent outstanding on funeral homes in Texas; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with the locations are reclassified as held for sale on the balance sheet and the operating results are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations. See Note 5 to the Consolidated Financial Statements herein for more information.

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

During the third quarter of 2011, we completed two acquisitions consisting of four funeral homes. During the third quarter of 2012, we completed one funeral home acquisition. For the nine months ended September 30, 2011, we completed four acquisitions consisting of eight funeral homes. For the nine months ended September 30, 2012, we completed four acquisitions consisting of five funeral homes and one cemetery. See Note 3 to the Consolidated Financial Statements herein for additional information on the third quarter 2012 acquisition.

Stock Plans and Stock-Based Compensation

We have stock-based employee and director compensation plans in the form of restricted stock, stock options, performance awards and employee stock purchase plans, which are described in more detail in Note 16 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model. See Note 14 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.

Computation of Earnings Per Common Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Exhibit 11.1 to this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the computations of per share earnings for the three and nine month periods ended September 30, 2011 and 2012.

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

Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (CSV RIA). As of September 30, 2012, CSV RIA provides these services to one institution, which has custody of 65% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

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

To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and nine month periods ended September 30, 2012, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of September 30, 2012, no impairments have been identified.

In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $78.5 million at September 30, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust.

Income Taxes

We and our subsidiaries file a consolidated U.S. Federal income tax return, separate income tax returns in 14 states and combined or unitary income tax returns in 12 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

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

During the third quarter of 2012, we completed one acquisition of a funeral home in Katy, Texas. We paid $6.0 million in cash as consideration for this acquisition. We acquired substantially all of the assets and assumed certain operating liabilities. The assets and liabilities were recorded at fair value and included goodwill of $5.2 million. The pro forma impact of the acquisition on the prior periods is not presented as the impact is not material to reported results. Thus, the results of the acquired businesses are included in our results from the date of acquisition.

The effect of the acquisition on our Consolidated Balance Sheets at September 30, 2012 is as follows (in thousands):

Current assets	$27
Property, plant & equipment	878
Goodwill	5,226
Accrued liabilities	(131)

Total consideration	$6,000

4.	GOODWILL

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

We performed our 2012 annual impairment test of goodwill by conducting a qualitative assessment of each of our reporting units, East, Central and West regional divisions in the United States, using information as of August 31, 2012. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8, Financial Statements and Supplementary Data, Note 2, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, discussing the methodology used for the annual goodwill impairment test. Based on our 2012 impairment test, we concluded that there was no impairment of goodwill.

The following table presents the changes in goodwill in our Consolidated Balance Sheets (in thousands):

September 30, 2012
Goodwill as of December 31, 2011	$193,877
Acquisitions	12,099

Goodwill as of September 30, 2012	$205,976

5.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Portfolio Optimization Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.

There were no discontinued operations during 2011. Four businesses are presented as held for sale on our Consolidated Balance Sheet at September 30, 2012. During the first quarter of 2012, we ended a management agreement with a cemetery in Ohio. During August 2012, we sold two funeral home businesses in Kentucky. We currently have a letter of intent outstanding on funeral homes in Texas; as such, these businesses are no longer reported within our continuing operations.

Assets and liabilities associated with the cemetery and funeral home businesses held for sale in our Consolidated Balance Sheets at December 31, 2011 and September 30, 2012 consisted of the following (in thousands).

	December 31, 2011	September 30, 2012
Assets:
Current assets	$364	$154
Property, plant and equipment, net	454	16
Preneed cemetery trust investments and receivables	923	—
Cemetery property, net	105	—
Goodwill	85	85
Other assets	345	345

Total	$2,276	$600

Liabilities:
Current liabilities	$58	$58
Deferred preneed cemetery revenue	1,125	—
Deferred preneed funeral receipts held in trust	737	—

Total	$1,920	$58

The operating results of the discontinued businesses during the periods presented, as well as the gain on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$710	$316	$2,038	$1,099

Operating income (loss)	$71	$(18)	$105	$42
Gain on disposition	—	178	—	605
Provision for income taxes	(29)	(65)	(43)	(258)

Income from discontinued operations	$42	$95	$62	$389

6.	PRENEED TRUST INVESTMENTS

Preneed Cemetery Trust Investments

Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2011 and September 30, 2012 are as follows (in thousands):

	December 31, 2011	September 30, 2012
Preneed cemetery trust investments, at fair value	$67,713	$78,005
Less: allowance for contract cancellation	(2,031)	(2,222)

Preneed cemetery trust investments	$65,682	$75,783

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

Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

The cost and fair market values associated with preneed cemetery trust investments at September 30, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

Cash and money market accounts	$856	$—	$—	$856
Fixed income securities:
Corporate debt	37,232	2,001	(371)	38,862
Preferred stock	22,858	1,519	(221)	24,156
Mortgage Backed Securities	1	—	—	1
Common stock	9,244	336	(1,062)	8,518
Mutual funds:
Equity	3,902	365	(6)	4,261

Trust securities	$74,093	$4,221	$(1,660)	$76,654

Accrued investment income	$1,351			$1,351

Preneed cemetery trust investments				$78,005

Fair market value as a percentage of cost				103.5%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,770
Due in five to ten years	22,212
Thereafter	35,037

Total	$63,019

Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012

Investment income	$833	$760	$2,668	$2,812
Realized gains	3,738	2,020	13,697	7,074
Realized losses	(597)	(1,135)	(1,134)	(3,445)
Expenses and taxes	(250)	(368)	(1,086)	(2,393)
Decrease in deferred preneed cemetery receipts held in trust	(3,724)	(1,277)	(14,145)	(4,048)

	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Purchases	$(42,642)	$(33,436)	$(87,206)	$(90,535)
Sales	51,555	33,393	96,605	90,885

Preneed Funeral Trust Investments

Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2011 and September 30, 2012 are as follows (in thousands):

	December 31, 2011	September 30, 2012
Preneed funeral trust investments, at fair value	$78,227	$83,341
Less: allowance for contract cancellation	(2,415)	(2,373)

Preneed funeral trust investments	$75,812	$80,968

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

Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$11,741	$—	$—	$11,741
Fixed income securities:
U.S. Treasury debt	4,031	106	—	4,137
U.S. agency obligations	144	4	—	148
Corporate debt	23,022	1,502	(208)	24,316
Preferred stock	15,205	1,808	(127)	16,886
Other	72	—	(24)	48
Common stock	6,616	365	(646)	6,335
Mutual funds:
Equity	11,500	458	(168)	11,790
Fixed income	4,659	305	—	4,964
Other investments	2,114	—	—	2,114

Trust securities	$79,104	$4,548	$(1,173)	$82,479

Accrued investment income	$862			$862

Preneed funeral trust investments				$83,341

Fair market value as a percentage of cost				104.3%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$678
Due in one to five years	6,103
Due in five to ten years	14,839
Thereafter	23,915

Total	$45,535

Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012

Investment income	$625	$843	$2,177	$2,794
Realized gains	2,241	315	10,611	1,653
Realized losses	(608)	(190)	(1,096)	(2,367)
Expenses and taxes	(259)	(300)	(987)	(1,303)
Increase in deferred preneed funeral receipts held in trust	(1,999)	(668)	(10,705)	(777)

	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Purchases	$(26,857)	$(11,219)	$(71,560)	$(42,813)
Sales	25,867	11,485	68,404	43,278

7.	PRENEED CEMETERY RECEIVABLES

Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we have offered zero percent interest financing to promote sales as limited-time offers. At September 30, 2012, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $24.4 million and $5.6 million, respectively, of which $10.3 million is presented in Accounts receivable and $19.7 million is presented in Preneed receivables.

We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until 90 days past due. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 120 days past due or more, which was approximately 4.2% of the total receivables on recognized sales at September 30, 2012. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2012, changes in the allowance for contract cancellations were as follows (in thousands):

September 30, 2012
Beginning balance	$1,786
Write-offs and cancellations	(174)
Provision	192

Ending balance	$1,804

The aging of past due financing receivables as of September 30, 2012 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$239	$67	$79	$910	$1,295	$19,761	$21,056
Deferred revenue	126	29	41	342	538	8,444	8,982

Total contracts	$365	$96	$120	$1,252	$1,833	$28,205	$30,038

8.	RECEIVABLES FROM PRENEED FUNERAL TRUSTS

The receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of September 30, 2012, receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2011	September 30, 2012
Preneed funeral trust funds	$23,182	$22,938
Less: allowance for contract cancellation	(695)	(688)

	$22,487	$22,250

9.	CONTRACTS SECURED BY INSURANCE

Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $216.0 million and $221.3 million at December 31, 2011 and September 30, 2012, respectively, and are not included in our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS

Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2011 and September 30, 2012 are as follows (in thousands):

	December 31, 2011	September 30, 2012
Trust assets, at fair value	$41,485	$47,760
Obligations due to trust	(106)	(456)

Care trusts’ corpus	$41,379	$47,304

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

The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2012 (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	$105	$—	$—	$105
Fixed income securities:
Corporate debt	24,318	1,313	(243)	25,388
Preferred stock	14,935	1,001	(145)	15,791
Mortgage Backed Securities	1	—	—	1
Common stock	6,061	225	(692)	5,594

Trust securities	$45,420	$2,539	$(1,080)	$46,879

Accrued investment income	$881			$881

Cemetery perpetual care trust investments				$47,760

Fair market value as a percentage of cost				103.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,777
Due in five to ten years	14,491
Thereafter	22,912

$41,180

Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Undistributable realized gains	$1,350	$958	$7,032	$3,357
Undistributable realized losses	(330)	(539)	(645)	(1,618)
Increase in Care trusts’ corpus	(1,020)	(419)	(6,387)	(1,739)

	$—	$—	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2011 and 2012 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012

Investment income	$605	$1,528	$1,782	$3,830
Realized gains (losses)	(37)	—	1,085	300

Total	$568	$1,528	$2,867	$4,130

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Purchases	$(2,609)	$(21,741)	$(26,539)	$(59,478)
Sales	17,463	21,651	40,121	59,915

11.	FAIR VALUE MEASUREMENTS

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

We evaluated our assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual trust investments categories on our Consolidated Balance Sheets as having met such criteria. The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•

Level 1 – Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include common stock, certain fixed income securities and equity mutual funds.

•

Level 2 – Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating, and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds.

•

Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of September 30, 2012, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, we use pricing services and dealer quotes. As of September 30, 2012, we did not have any liabilities measured at fair value.

The following table summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of September 30, 2012 (in thousands).

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
Assets:
Fixed income securities:
U.S. Treasury debt	$4,137	$—	$—	$4,137
U.S. agency obligations	148	—	—	148
Preferred stock	—	56,833	—	56,833
Mortgage Backed Securities	—	2	—	2
Corporate debt	—	88,566	—	88,566
Other	—	48	—	48
Common stock	20,447	—	—	20,447
Mutual funds:
Equity
U.S. Large Cap	6,454	—	—	6,454
U.S. Mid Cap	1,019	—	—	1,019
U.S. Small Cap	1,115	—	—	1,115
International	2,380	—	—	2,380
U.S. REIT	821	—	—	821
Other	4,262	—	—	4,262
Fixed income
U.S. Investment Grade	—	2,358	—	2,358
U.S. High Yield	—	2,606	—	2,606
Other
Insurance	—	2,114	—	2,114

Total Assets	$40,783	$152,527	$—	$193,310

There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2012.

12.	LONG-TERM DEBT

On August 30, 2012, we replaced our previous credit facility with a new $235 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as the Administrative Agent comprised of a $105 million revolving credit facility and a $130 million term loan facility. The new Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans. The Credit Facility refinanced our previous credit facility, redeemed our existing 7 7/8% senior notes due 2015 (the “Senior Notes”), paid other transaction related fees and expenses and will provide for future corporate needs. The Credit Facility is referred to as Credit Agreement in Item 6. Exhibit 4.4 and on a form 8K filed on September 4, 2012.

The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. Interest under the new Credit Facility is payable at prime or LIBOR options. As of September 30, 2012, $28.0 million was drawn under the revolving credit facility and $130.0 million drawn under the term loan facility.

The proceeds of the term loan borrowings were used to redeem the Senior Notes. The redemption was completed on September 28, 2012. In connection with the redemption of the Senior Notes, we incurred a premium payment to the former debtholders in the amount of $1.7 million and recorded a pre-tax charge in the amount of $1.3 million to write off the related unamortized loan costs. Consequently, the $7.3 million of Senior Notes previously held by an unrelated company of which one of our board members is the Chief Investment Officer were redeemed.

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

We were in compliance with the covenants contained in the previous credit facility as of September 30, 2011 and the Credit Facility as of September 30, 2012. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2012, the leverage ratio was 3.06 to 1.00 and the fixed charge coverage ratio was 2.41 to 1.00.

Acquisition debt consists of deferred purchase price notes payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to fifteen years.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

We are a party to various litigation matters and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. We intend to defend ourselves in the lawsuits described herein. If we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary accruals. We hold certain insurance policies that may reduce cash outflows with respect to an adverse outcome of certain of these litigation matters.

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the Court granted the Defendants’ motion to disqualify Plaintiffs’ counsel. In that order, the Court gave Plaintiffs 60 days within which to retain new counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and the trial court granted the newly retained Plaintiffs’ counsel 90 days to review the case and advise the Court whether or not Plaintiffs would seek leave to amend their complaint to add and/or change the allegations as are currently stated therein and whether or not they would seek leave to amend the proposed class representatives for class certification. Plaintiffs moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. Discovery in this matter will now proceed. We intend to defend this action vigorously. Because the lawsuit is in its preliminary stages, we are unable to evaluate the likelihood of an unfavorable outcome to us or to estimate the amount or range of any potential loss, if any, at this time.

14.	STOCK-BASED COMPENSATION

Stock Options and Employee Stock Purchase Plan

No stock options were awarded during the third quarter of 2012. As of September 30, 2012, there were 333,368 stock options outstanding and 193,107 stock options which remain unvested.

During the third quarter of 2012, employees purchased a total of 23,223 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $4.94 per share. We recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $100,000 and $72,000 for the three months ended September 30, 2011 and 2012, respectively and $272,000 and $271,000 for the nine months ended September 30, 2011 and 2012, respectively.

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

Common Stock Grants to Officers and Key Employees

We, from time to time, issue shares of restricted common stock to certain officers and key employees from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year periods, respectively. Related to the vesting of restricted stock awards previously awarded to our officers and employees, we recorded $330,000 and $349,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2011 and 2012, respectively, and $1,081,000 and $953,000 in pre-tax compensation expense for the nine months ended September 30, 2011 and 2012, respectively. During the third quarter of 2012, we awarded a grant of 22,000 shares of restricted common stock to two new employees, which will vest over a three year period and have an aggregate grant date market value of $0.2 million.

As of September 30, 2012, we had $3.2 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.8 years.

Performance-based Stock Awards

During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) approved the grant of performance awards with both market and service vesting conditions to certain officers, employees and outside directors. The awards vest and become exercisable only in the event the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, and the grantee remains continuously employed by us from the grant date through such date, which can be no earlier than the first anniversary of the grant date. If the market condition is met prior to the first anniversary of the grant date, then such award will not become vested until the first anniversary of the grant date, provided that the grantee remains continuously employed by us from the grant date through the first anniversary of the grant date. Promptly following the date a grantee’s award becomes vested (but no later than March 15th of the year following the year in which the award becomes vested) and subject to the grantee’s payment of the purchase price, we will issue and deliver to the grantee the number of shares of our common stock subject to the award. The purchase price is equal to the greater of (a) the fair market value of a share of our common stock on the grant date plus $0.50 or (b) $9.00. A grantee’s award will automatically terminate without payment of any consideration if (i) the grantee’s employment with us terminates for any reason (other than due to death or disability) prior to the vesting or (ii) the vesting does not occur on or before the fifth anniversary of the grant date.

During the third quarter of 2012, we granted 1,655,000 performance awards with an aggregate fair value of approximately $1.4 million. The fair value of the performance awards are estimated on the date of grant using a Monte-Carlo simulation pricing model with the following assumptions: share price at date of grant of $7.76; purchase price at grant date of $9.00; performance hurdle price of $21.50; expected dividend yield of 1.7%; median time to vesting of 3.37 years; and expected volatility of 31.3%. Expected volatilities are based on the historical volatility of the weekly closing stock price of the underlying common stock utilizing a five year period to the valuation date with a 5.0% weighting to the year between August 2008 and August 2009 to effect for mean reversion in asset prices during the global financial crisis. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The allowance for forfeiture is 5.0% and it is assumed that the holders of the performance awards will exercise the award immediately upon vesting. The pre-tax compensation expense associated with these awards for the three months ended September 30, 2012 was immaterial.

Director Compensation Policy

On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000; and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board of Directors, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 23, 2012. Prior to the approval of the new Director Compensation Policy, there were two meetings for which directors were paid under the previous policy.

We recorded $160,000 and $115,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended September 30, 2011 and 2012, respectively, and $503,000 and $731,000 in pretax compensation expense for the nine months ended September 30, 2011 and 2012, respectively, related to the director fees, annual retainers and deferred compensation amortization.

Cash Dividends

Our Board declared a quarterly dividend of $0.025 per share, totaling $450,000, which was paid on September 4, 2012 to record holders of our common stock as of August 17, 2012. For the nine months ending September 30, 2012, we had paid approximately $1,353,000 in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

15.	SHARE REPURCHASE PROGRAM

During May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3 million of our common stock up to a total of $8 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. For the nine months ending September 30, 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. No repurchases were made in the third quarter of 2012. The repurchased shares are held as treasury stock.

16.	MAJOR SEGMENTS OF BUSINESS

We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2012	$114,451	$36,622	$—	$151,073
Nine months ended September 30, 2011	$107,018	$33,786	$—	$140,804

Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2012	$35,437	$9,596	$(32,709)	$12,324
Nine months ended September 30, 2011	$31,170	$7,953	$(28,001)	$11,122

Total assets:
September 30, 2012	$459,042	$240,049	$16,814	$715,905
December 31, 2011	$423,714	$226,177	$22,886	$672,777

17.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Revenues
Goods
Funeral	$13,180	$14,552	$42,453	$45,392
Cemetery	6,497	7,589	21,627	22,538

Total goods	$19,677	$22,141	$64,080	$67,930

Services
Funeral	$18,019	$20,473	$58,329	$63,270
Cemetery	2,330	2,621	7,295	7,467

Total services	$20,349	$23,094	$65,624	$70,737

Financial revenue
Preneed funeral commission income	$512	$462	$1,399	$1,363
Preneed funeral trust earnings	1,523	1,334	4,837	4,426
Cemetery trust earnings	977	2,005	3,855	5,316
Cemetery finance charges	330	453	1,009	1,301

Total financial revenue	$3,342	$4,254	$11,100	$12,406

Total revenues	$43,368	$49,489	$140,804	$151,073

Cost of revenues
Goods
Funeral	$11,101	$12,028	$35,259	$36,866
Cemetery	5,449	6,026	16,716	17,564

Total goods	$16,550	$18,054	$51,975	$54,430

Services
Funeral	$9,679	$10,472	$30,745	$31,601
Cemetery	1,689	1,808	4,826	5,096

Total services	$11,368	$12,280	$35,571	$36,697

Financial expenses
Preneed funeral commissions	$371	$369	$1,103	$1,069
Trust administration fees	—	35	—	35

Total financial expenses	$371	$404	$1,103	$1,104

Total cost of revenues	$28,289	$30,738	$88,649	$92,231

The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the nine months ended September 30,
	2011	2012

Cash paid for interest and financing costs	$15,958	$18,182
Cash paid for income taxes	1,258	1,514
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	1,727	4,399
Restricted common stock withheld for payroll taxes	349	355
Net (deposits)/withdrawals into/from preneed funeral trusts	(3,795)	3,031
Net withdrawals from preneed cemetery trusts	7,052	1,246
Net withdrawals from perpetual care trusts	347	1,469
Net decrease in preneed funeral receivables	291	196
Net (increase)/decrease in preneed cemetery receivables	105	(1,083)
Net (deposits)/withdrawals of receivables from preneed funeral trusts	(139)	237
Net change in preneed funeral receivables increasing/(decreasing) deferred revenue	403	(83)
Net change in preneed cemetery receivables increasing deferred revenue	8,213	907
Net deposits/(withdrawals) from preneed funeral trust accounts increasing/(decreasing) deferred preneed funeral receipts	3,795	(3,031)
Net withdrawals in cemetery trust accounts decreasing deferred cemetery receipts	(7,052)	(1,246)
Net withdrawals in perpetual care trust accounts decreasing perpetual care trusts’ corpus	(559)	(1,818)

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

OVERVIEW

General

We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2012, we operated 163 funeral homes in 26 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.

We have implemented long-term initiatives in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with incentive compensation plans to reward business managers for successfully meeting or exceeding the standards. The model essentially eliminates the use of line-item financial budgets in favor of the standards. The operating model and standards, to which we refer as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics. The model and standards are the measures by which we judge the success of each business. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model allows us to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses, which then led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” that guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

•

Balanced Operating Model – We believe a decentralized structure works best in the deathcare industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with what we believe are the key drivers of a successful operation, organized around three primary areas – market share, people and operating and financial metrics.

•

Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities and providing appropriate support with operating and financial practices will enable long-term growth and sustainable profitability. Each Managing Partner participates in variable bonus plans whereby he or she earns a percentage of his or her business’ earnings based upon the actual standards achieved as long as its performance exceeds our minimum standards.

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

Our funeral volumes have increased from 24,562 in 2008 to 26,807 in 2011 (compounded annual increase of 3.0%). Our funeral operating revenue has increased from $124.4 million in 2008 to $135.3 million in 2011 (compounded annual increase of 2.8%). The increases are primarily because of businesses we acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 4.9% in volumes and 7.8% in funeral operating revenues in the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of the acquisitions completed during the trailing twelve months.

The percentage of funeral services involving cremations has increased from 38.2% for the year ended 2008 to 45.0% for the year ended 2011, and was 45.7% for the first nine months of 2012. A significant portion of that trend is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 44.1% for the first nine months of 2012, up from 42.7% for the year ended December 31, 2011, and 42.5% for the comparable nine month period in 2011.

Cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our cemetery revenues for the year ended December 31, 2011 related to preneed sales of interment rights and the delivery of related merchandise and services. For the nine months ended September 30, 2012, those preneed sales were approximately 48.7% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 22% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.

Our cemetery financial performance from 2008 through 2011 was characterized by fluctuating operating revenues and field level profit margins. Cemetery operating revenue increased slightly from $38.0 million in 2008 to $38.1 million in 2011. Our goal is to build stronger teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2012 is designated to expand our cemetery product offerings.

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

We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of September 30, 2012, CSV RIA provides these services to one institution, which has custody of 65% of our trusts assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are toward generating long-term investment returns without assuming undue risk, while ensuring the management of assets are in compliance with applicable laws.

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

Acquisitions

Our growth strategy includes the execution of our Strategic Acquisition Model. The goal of this model is to ensure value addition to the Company through acquisitions by assessing the sustainable earning power of an acquisition candidate and investing in that business at an appropriate price. The prequalification of an acquisition candidate is determined by a ranking which includes territory demographics, customer preferences, market size, market share, barriers to entry, and volume and price trends (which reflects the business mix). The candidate is also assessed using our Standards Operating Model. The valuation of the acquisition candidate is then determined through a discounted cash flow model. During 2011, we acquired six funeral home businesses and no cemetery businesses. The consideration paid for the 2011 acquisitions was $18.6 million. During the first nine months of 2012, we acquired five funeral homes and one cemetery for $22.4 million.

Financial Highlights

Net income for the three months ended September 30, 2012 totaled $0.6 million, equal to $0.03 per diluted share, compared to net income for the three months ended September 30, 2011, which totaled $0.8 million, equal to $0.04 per diluted share. Net income for the nine months ended September 30, 2012 totaled $7.7 million, equal to $0.42 per diluted share, compared to $6.7 million for the nine months ended September 30, 2011, or $0.36 per diluted share. Total revenue for the three and nine months ended September 30, 2012 was $49.5 million and $151.1 million, respectively, an increase of 14.1% and 7.3%, respectively, compared to $43.4 million and $140.8 million, respectively, for the comparable periods in 2011. Our funeral segment experienced increases in revenue and gross profit primarily as a result of our acquisitions. Also, the average revenue per contract continues to increase and we have experienced better management of salaries and benefit costs. The cemetery segment experienced increases in revenue during the three and nine month periods due to higher trust fund earnings and increased recognized revenue from preneed property sales and deliveries of merchandise and services. Cemetery gross profit was higher for the three and nine months ended September 30, 2012 primarily as a result of higher revenue. We experienced increases in general and administrative expenses due to increases in severance costs and incentive compensation at the home office.

In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $1.3 million and $4.9 million, respectively, for the three and nine month periods ended September 30, 2011, and $0.5 million and $1.3 million, respectively, for the three and nine month periods ended September 30, 2012. The year over year decline was attributable to substantial gains realized in the trust funds throughout 2011 that was not repeated in 2012. While the Withdrawable trust income is not recognized as revenue in our consolidated statements of operations, it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP income statement.

We are providing below a reconciliation of Non-GAAP net income (a non-GAAP measure) to net income from continuing operations (a GAAP measure). Non-GAAP net income is defined as net income from continuing operations, then adjusted for special items, including Withdrawable trust income, acquisition expenses and the other items in the table below. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The adjustment of special items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Three Months Ended September 30,
(In millions, except diluted EPS)	2011		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$0.7	$0.04	$0.5	$0.03
After-tax special items:
Withdrawable trust income	0.8	0.04	0.3	0.01
Acquisition expenses	0.4	0.02	0.2	0.01
Severance costs	—	—	0.2	0.01
Gain on repurchase of subordinated debentures	(0.2)	(0.01)	—	—
Losses on early extinguishment of debt and other costs	0.1	0.01	1.8	0.10

Non-GAAP net income	$1.8	$0.10	$3.0	$0.16

Diluted weighted average shares outstanding (in thousands)		18,461		18,170

	Nine Months Ended September 30,
(In millions, except diluted EPS)	2011		2012
	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$6.6	$0.36	$7.3	$0.41
After-tax special items:
Withdrawable trust income	2.9	0.16	0.8	0.04
Securities transaction expenses	0.3	0.02	—	—
Acquisition expenses	0.6	0.03	0.5	0.03
Severance costs	0.1	—	0.5	0.03
Gain on repurchase of subordinated debentures	(0.5)	(0.03)	—	—
Losses on early extinguishment of debt and other costs	0.1	0.01	1.8	0.10
Other	—	—	0.1	—

Non-GAAP net income	$10.1	$0.55	$11.0	$0.61

Diluted weighted average shares outstanding (in thousands)		18,381		18,212

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

RESULTS OF OPERATIONS

The following is a discussion of our results of continuing operations for the three and nine month periods ended September 30, 2011 and 2012. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on the total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2012 and the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

Three months ended September 30, 2011 compared to three months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$27,856	$28,833	$977	3.5%
Acquired operating revenue	3,343	6,192	2,849	85.2%
Preneed funeral insurance commissions	512	462	(50)	(9.8)%
Preneed funeral trust earnings	1,523	1,334	(189)	(12.4)%

Total	$33,234	$36,821	$3,587	10.8%

Operating profit:
Same store operating profit	$9,568	$10,635	$1,067	11.1%
Acquired operating profit	850	1,890	1,040	122.4%
Preneed funeral insurance commissions	142	85	(57)	(40.1)%
Preneed funeral trust earnings	1,523	1,334	(189)	(12.4)%

Total	$12,083	$13,944	$1,861	15.4%

Funeral home same store operating revenues for the three months ended September 30, 2012 increased $1.0 million, or 3.5%, when compared to the three months ended September 30, 2011, as we experienced a 0.7% increase in the number of contracts, and the average revenue per contract increased 1.8%, or $99 per contract, to $5,514 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased 2.8% to $5,291. The number of traditional burial contracts declined 2.2% while the average revenue per burial contract increased 4.0% to $8,298. The cremation rate for the same store businesses increased from 42.8% to 44.8%. The average revenue per same store cremation contract increased 1.1% to $3,085 and the number of cremation contracts increased 5.4%. Cremations with services declined from 38.1% of total cremation contracts in the third quarter of 2011 to 35.1% in the third quarter of 2012. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which make up approximately 7.1% of the total number of contracts, decreased 2.8% to $1,985.

Same store operating profit for the three months ended September 30, 2012 increased $1.1 million, or 11.1%, from the comparable three months of 2011, and as a percentage of funeral same store operating revenue, increased to 36.9% from 34.4%. The increase in profit is primarily the result of the increase in revenue complemented by lower salaries and wages in the current quarter.

Funeral home acquired revenues for the three months ended September 30, 2012 increased $2.8 million, or 85.2%, when compared to the three months ended September 30, 2011, as we experienced a 58.8% increase in the number of contracts, and an increase of 15.8%, to $4,638, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 16.6% to $4,570. The cremation rate for the acquired businesses was 52.1% for the third quarter of 2012, down from 60.0% in the prior year period. The average revenue per cremation contract increased 7.8% to $2,944 for the third quarter of 2012 and the number of cremation contracts increased 37.9% compared to the same period of 2011. The reason for the large increase in the average revenue per contract and the significant decline in the cremation rate is because the businesses acquired during the fourth quarter of 2011 and in the first nine months of 2012 serve primarily traditional burial families.

Acquired operating profit for the three months ended September 30, 2012 increased $1.0 million from the comparable three months of 2011 and, as a percentage of revenue from acquired businesses, was 25.4% for the third quarter of 2011 compared to 30.5% for the third quarter of 2012. The improvement in operating profit margin is largely attributable to the businesses acquired that have been in our Company for less than one year.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis decreased 11.7% in revenue and 14.8% in operating profit, compared to the three months ended September 30, 2011 as a result of lower earnings on trust contracts. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2012 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$91,188	$90,146	$(1,042)	(1.1)%
Acquired operating revenue	9,594	18,516	8,922	93.0%
Preneed funeral insurance commissions	1,399	1,363	(36)	(2.6)%
Preneed funeral trust earnings	4,837	4,426	(411)	(8.5)%

Total	$107,018	$114,451	$7,433	6.9%

Operating profit:
Same store operating profit	$32,366	$34,060	$1,694	5.2%
Acquired operating profit	2,412	6,135	3,723	154.3%
Preneed funeral insurance commissions	296	286	(10)	(3.4)%
Preneed funeral trust earnings	4,837	4,426	(411)	(8.5)%

Total	$39,911	$44,907	$4,996	12.5%

Funeral home same store operating revenues for the nine months ended September 30, 2012 decreased $1.0 million, or 1.1%, when compared to the nine months ended September 30, 2011, as we experienced a 3.2% decrease in the number of contracts, while the average revenue per contract increased 1.6%, or $86 per contract, to $5,567 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased 2.1% to $5,324. The number of traditional burial contracts declined 6.5% while the average revenue per burial contract increased 3.6% to $8,336. The cremation rate for the same store businesses rose from 42.5% to 44.1%. The average revenue per same store cremation contract increased 2.4% to $3,110 and the number of cremation contracts increased slightly 0.5%. Cremations with services declined from 38.7% of total cremation contracts in the nine months ended September 30, 2011 to 35.8% in the third quarter of 2012. The average revenue for “other” contracts, which make up approximately 7.4% of the total number of contracts, decreased 0.9% to $2,071.

Same store operating profit for the nine months ended September 30, 2012 increased $1.7 million, or 5.2%, from the comparable nine months of 2011, and as a percentage of funeral same store operating revenue, increased from 35.5% to 37.8%. Substantially all of the expense categories were lower compared to the nine months ended September 30, 2011, including a $0.7 million decline in discounts given on contracts and a $1.8 million decline in salaries, wages and health care costs.

Funeral home acquired revenues for the nine months ended September 30, 2012 increased $8.9 million, or 93.0%, when compared to the nine months ended September 30, 2011, as we experienced a 60.0% increase in the number of contracts, and an increase of 20.0%, to $4,598, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 20.6% to $4,532. The cremation rate for the acquired businesses was 52.4% for the nine months ended September 30, 2012, down from 61.5% in the prior year period. The average revenue per cremation contract increased 9.6% to $2,988 for the nine months ended September 30, 2012 and the number of cremation contracts increased 36.4%.

Acquired operating profit for the nine months ended September 30, 2012 increased $3.7 million from the comparable nine months of 2011 and, as a percentage of revenue from acquired businesses, was 25.1% for the nine months ended September 30, 2011 compared to 33.1% for nine months ended September 30, 2012. The improvement in operating profit margin is largely attributable to additional margins in those acquired businesses that have been in our Company for less than one year.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, decreased 7.2% in revenue and 8.2% in operating profit, compared to the nine months ended September 30, 2011. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets.

Cemetery Segment. The following tables set forth certain information regarding our revenues and operating profit from the cemetery operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2012 and for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012.

Three months ended September 30, 2011 compared to three months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$8,827	$10,150	$1,323	15.0%
Acquired operating revenue	—	60	60	100.0%
Cemetery trust earnings	977	2,005	1,028	105.2%
Preneed cemetery finance charges	330	453	123	37.3%

Total	$10,134	$12,668	$2,534	25.0%

Operating profit:
Same store operating profit	$1,689	$2,432	$743	44.0%
Acquired operating loss	—	(56)	(56)	(100.0)%
Cemetery trust earnings	977	1,978	1,001	102.5%
Preneed cemetery finance charges	330	453	123	37.3%

Total	$2,996	$4,807	$1,811	60.4%

Cemetery same store operating revenues for the three months ended September 30, 2012 increased $1.3 million, or 15.0%, compared to the three months ended September 30, 2011. The increase in operating revenue was primarily attributable to preneed property sales which increased $0.9 million, or 23.5%. We experienced a 5.6% increase in the number of interment rights (property) sold, and a 11.7% increase in the average price per interment compared to the third quarter of 2011. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 78.6% to 94.1%. Same store at-need revenue increased $0.4 million, or 12.1%, as at-need contracts increased 2.9% while revenue from deliveries of preneed merchandise and services remained flat.

Cemetery same store operating profit for the three months ended September 30, 2012 increased $0.7 million, or 44.0%. As a percentage of revenues, cemetery same store operating profit increased from 19.1% to 24.0%. The increase in operating profit is primarily a result of the increase in revenue offset by higher promotional expenses.

We acquired one cemetery in late second quarter of 2012 which primarily operates as an at-need business. This is the only business in this category.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 88.1%, when compared to the three months ended September 30, 2011. Earnings from perpetual care trust funds totaled $1.5 million for the three months ended September 30, 2012 compared to $0.6 million for the three months ended September 30, 2011, an increase of $0.9 million, or 159.0%. Trust earnings recognized upon the delivery of merchandise and service contracts declined 4.4% from the same period in 2011. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 37.0% because of the increase in the total receivables outstanding and higher rates used.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2012 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2011	2012	Amount	%
Revenues:
Same store operating revenue	$28,922	$29,945	$1,023	3.5%
Acquired operating revenue	—	60	60	100.0%
Cemetery trust earnings	3,855	5,316	1,461	37.9%
Preneed cemetery finance charges	1,009	1,301	292	28.9%

Total	$33,786	$36,622	$2,836	8.4%

Operating profit:
Same store operating profit	$7,380	$7,410	$30	0.4%
Acquired operating profit	—	(65)	(65)	(100.0)%
Cemetery trust earnings	3,855	5,289	1,434	37.2%
Preneed cemetery finance charges	1,009	1,301	292	28.9%

Total	$12,244	$13,935	$1,691	13.8%

Cemetery same store operating revenues for the nine months ended September 30, 2012 increased $1.0 million, or 3.5%, compared to the nine months ended September 30, 2011. Same store revenue from preneed property sales and deliveries of preneed merchandise and services deliveries increased $0.8 million, or 4.9%, while at-need revenues remained flat. We experienced a 4.0% increase in the number of interment rights (property) sold and a 5.6% increase in the average price per interment compared to the nine months ended September 30, 2011. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 86.0% to 88.5%.

Cemetery same store operating profit for the nine months ended September 30, 2012 was flat compared to the same period in prior year. As a percentage of revenues, cemetery same store operating profit decreased from 25.5% to 24.7%. The increase in operating profit is primarily a result of the increase in revenue and lower salaries and wages and health care costs.

The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 35.5%, when compared to the nine months ended September 30, 2011. Earnings from perpetual care trust funds totaled $4.1 million for the nine months ended September 30, 2012 compared to $2.9 million for the nine months ended June 30, 2011, an increase of $1.2 million, or 42.1%. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million to $1.1 million compared to the same period in 2011. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 28.7%.

Other. General and administrative expenses totaled $15.3 million for the nine months ended September 30, 2012, an increase of $1.0 million, or 7.2%, compared to the nine months ended September 30, 2011, primarily due to increases in costs of approximately $0.9 million for incentive compensation and $0.6 million of severance costs offset by $0.5 million in expenses in 2011 related to a proposed securities transaction that did not occur in the current year. General and administrative expenses totaled $5.2 million for the three months ended September 30, 2012, an increase of $0.5 million, or 9.6%, compared to the same comparable period in prior year primarily due to increases for incentive compensation and severance costs.

Income Taxes. We recorded income taxes at the estimated effective rate of 42.5% for the year ended December 31, 2011 and 40.4% for the first nine months of 2012. We became a federal cash taxpayer in the fourth quarter of 2011. The decrease in the tax rate is primarily due to the utilization of state net operating losses that had not previously been recognized. We have approximately $43.8 million of state net operating loss carryforwards that will expire between 2013 and 2030, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At September 30, 2012, the valuation allowance totaled $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility. We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowing under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2012 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cash Flows

We began 2012 with $1.1 million in cash and other liquid investments and ended the third quarter with $0.5 million in cash and $28.0 million drawn on our revolving credit facility.

The following table sets forth the elements of cash flow for the nine months ended September 30, 2012 (in millions):

Cash at January 1, 2012	$1.1
Cash flow from operating activities	15.2
Acquisitions	(22.4)
Borrowings on our Credit Facility	26.6
Maintenance capital expenditures	(3.2)
Dividends on common stock	(1.3)
Repurchase of common stock	(4.5)
Payment of loan origination costs and other charges	(4.7)
Growth capital expenditures – funeral homes	(5.3)
Growth capital expenditures – cemeteries	(1.8)
Other investing and financing activities	0.1
Cash provided by discontinued operations	0.7

Cash at September 30, 2012	$0.5

For the nine months ended September 30, 2012 cash provided by continuing operating activities was $15.2 million as compared to $25.0 million for the nine months ended September 30, 2011. The decrease was due primarily to $1.5 million of payments of income taxes during the nine months ended September 30, 2012 whereas we had $1.3 million refunds for the same period in 2011. Accrued liabilities decreased $3.3 million from the same period last year as well as cemetery preneed receivables increased $1.2 million.

Our continuing investing activities resulted in a net cash outflow of $32.7 million for the nine months ended September 30, 2012, compared to a net cash outflow of $18.0 million for the nine months ended September 30, 2011. The increase in cash outflows from continuing investing activities was primarily due to increased acquisition activity in 2012 which totaled $22.4 million compared to $10.3 million for the nine months ended September 30, 2011. The cash outflows from continuing investing activities during the nine months ended September 30, 2012 for capital expenditures exceeded the comparable quarter of 2011, which totaled $10.3 million in the current year compared to $7.7 million for the nine months ended September 30, 2011. Capital expenditures during 2012 included $1.8 million for cemetery inventory development projects and $5.3 million for funeral home expansion projects. Funding for capital expenditures is provided from cash generated by our operations or our Credit Facility. Capital expenditures for the full year are anticipated to be approximately $4.5 million.

Our financing activities resulted in net cash inflow of $16.2 million for the nine months ended September 30, 2012, compared to a net cash outflow of $4.2 million for the nine months ended September 30, 2011. The increase in cash flows from financing activities is due to increased borrowings under our previous and existing revolving credit facility during the first three quarters of 2012 primarily to finance our acquisitions. The cash flows from financing activities during the first nine months of 2012 was also effected by the purchase of $4.5 million in treasury stock and payment of loan origination costs and other charges of $4.7 million, which did not occur during the first nine months of 2011, and dividend payments of $1.3 million, compared to $0.9 million during the same period in 2011.

Dividends

Our Board declared a quarterly cash dividend of $0.025 per share, totaling $0.4 million, which was paid on September 4, 2012 to record holders of our common stock as of August 17, 2012. For the nine months ended September 30, 2012, we have paid $1.3 million in cash dividends.

Debt Obligations

The outstanding principal of long-term debt at September 30, 2012 totaled $164.5 million and consisted of $130.0 million under our term loan facility, $28.0 million outstanding under our revolving credit facility and $6.5 million in acquisition indebtedness and capital lease obligations.

On August 30, 2012, we replaced our previous credit facility with the Credit Facility, a new $235 million secured bank credit facility with Bank of America, N.A. as the Administrative Agent comprised of a $105 million revolving credit facility and a $130 million term loan facility. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans. The Credit Facility refinanced our previous credit facility, paid other transaction related fees and expenses and will provide for future corporate needs. The proceeds of the term loan borrowings were used to redeem and replace the Senior Notes, our existing 7 7/8% senior notes, which were scheduled to mature in 2015. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. Interest under the new Credit Facility is payable at prime or LIBOR options.

Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust, or the Trust, pay interest at the fixed rate of 7% and, as of September 30, 2012, had an outstanding balance of approximately $89.8 million. Our convertible junior subordinated debentures matures in 2029. Substantially all the assets of the Trust consist of our convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES”. The rights under the debentures are functionally equivalent to those of the TIDES. During the nine month period ending September 30, 2011, we repurchased 61,742 shares of these TIDES for approximately $2.2 million and recorded a gain of $0.8 million. No repurchases have been made in 2012.

Our convertible junior subordinated debentures and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, we are prohibited from paying dividends on the common stock or repurchasing common stock, subject to limited exceptions. We currently expect to continue paying the distributions as due.

We were in compliance with the covenants contained in the previous credit facility and the Senior Notes as of September 30, 2011. We were also in compliance with the covenants contained in the Credit Facility as of September 30, 2012. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of September 30, 2012, the leverage ratio was 3.06 to 1.00 and the fixed charge coverage ratio was 2.41 to 1.00.

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

The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2012, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2012 are presented in Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.56% change in the value of the fixed income securities.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility and solvency. As of September 30, 2012, we had $28.0 million outstanding under our revolving credit facility. Any further borrowings or voluntary prepayments against our revolving credit facility or any change in the floating rate would cause a change in interest expense. The Credit Facility allows for borrowings at two different interest rates; prime rate or LIBOR. The prime rate was 5.75% and the LIBOR margin was 3.5% at September 30, 2012. Assuming the outstanding balance remains unchanged, an increase of 100 basis points in the LIBOR rate would result in an increase in annual interest expense $0.3 million. We have not entered into interest rate hedging arrangements in the recent past, and currently have no plans to do so. Due to fluctuating balances in the amount outstanding under this agreement and current interest rates, we do not believe such arrangements to be cost effective.

We have previously issued convertible junior subordinated debentures payable to the Trust, which are carried on our Consolidated Balance Sheet at a cost of $89.8 million. The estimated fair value of these securities is estimated to be approximately $78.1 million at September 30, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust. The convertible junior subordinated debentures have a fixed interest rate of 7%, and therefore we do not have economic interest rate exposure on the debentures.

The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, nor otherwise have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 6.	Exhibits

4.4	Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Wells Fargo Bank, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2012.

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Cliff Haigler in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Cliff Haigler in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.

Date: November 7, 2012	/s/ Cliff Haigler
Cliff Haigler
Principal Accounting Officer

CARRIAGE SERVICES, INC.

INDEX OF EXHIBITS

4.4	Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Wells Fargo Bank, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2012.

*11.1	Computation of Per Share Earnings.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Cliff Haigler in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Cliff Haigler in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

**101	Interactive Data Files.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.