Form 10-K
period 2012-12-31
CARRIAGE SERVICES INC
filed 2013-03-18
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 1-11961
________________________________________________
CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Blvd., Suite 300, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 332-8400
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerator filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $130.5 million based on the closing price of $8.32 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of March 13, 2013 was 18,109,986.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated in Part III of this Annual Report on Form 10-K.

1

2

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, “Item 1A. Risk Factors.”
Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
PART I

ITEM 1.	BUSINESS.
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December of 1993 and is a leading provider of death care services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 75% of our total revenue, and cemetery operations, which currently account for approximately 25% of our total revenue. As of December 31, 2012, we operated 167 funeral homes in 26 states and 33 cemeteries in 12 states. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
Our operations are reported in two business segments:
Funeral Home Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Given the high fixed cost structure associated with funeral home operations, we believe the following key factors affect our profitability:

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
Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization, as approximately 47% of our cemetery revenues during the year ended December 31, 2012 were generated from preneed sales of interment rights and related merchandise and services. We believe that changes in the economy and consumer confidence may impact the amount of preneed cemetery revenues. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 19% of our cemetery revenues during the year ended December 31, 2012 were attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues, along with changes that we make in the investment securities within the trust funds.

RECENT DEVELOPMENTS
Credit Facility. On August 30, 2012, we replaced our previous credit facility with a new $235 million secured bank credit facility (the “Credit Facility”), comprised of a $105 million revolving credit facility and a $130 million term loan. The new Credit Facility also contains an accordion provision to borrow up to an additional $40 million in our revolving credit facility.  The Credit Facility allowed us to redeem our existing 7 7/8% senior notes due in 2015 (the "Senior Notes"), paid other transaction related fees and expenses and provided for future corporate needs, including future acquisitions at substantially reduced interest costs.  The call redemption was completed on September 28, 2012 and in connection with this redemption, we incurred a premium payment to the former debtholders in the amount of $1.7 million and recorded a pre-tax charge in the amount of $1.3 million to write off the related unamortized loan costs. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest under the Credit Facility at either the prime rate or LIBOR rate plus a margin. As of December 31, 2012, $44.7 million was drawn under the revolving credit facility and $127.5 million drawn under the term loan.  The weighted average interest rate on the Credit Facility at December 31, 2012 was 3.73%.
Acquisitions. We completed seven acquisitions during 2012 and are positioned to acquire more funeral and cemetery businesses in the future. The aggregate consideration paid for these businesses was $42.7 million and the assumption of $1.0 million of liabilities. For all acquisitions, we acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts.
Operations. We started a wholly-owned investment registered advisory firm (CSV RIA) to provide investment management and advisory services. At December 31, 2012, CSV RIA provided these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets.
Incentive Compensation. During 2012, we granted 1,705,000 performance awards with an aggregate fair value of approximately $1.5 million that allows grantees the right to purchase our stock at a weighted average price of $9.07 per share if our common stock achieves a value of $21.50 on any three trading days within a 30 day period prior to September of 2017. We began a five year incentive plan, called “Good to Great,” which reward business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. We believe both of these corporate incentive programs align our executives, officers and Managing Partners interests with our shareholders.
Capital. Our Board of Directors (“our Board”) approved the four quarterly dividends of $0.025 per share. In May 2012, our Board approved an increase to the stock repurchase program to purchase an additional $3 million of our common stock. During 2012, 686,208 shares of common stock were repurchased at an aggregate cost of $4.5 million. A total of 812,800 shares have been purchased under this plan at a total cost of $5.3 million.
DEATH CARE INDUSTRY
Death care companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The death care industry in the United States is characterized by the following fundamental attributes (the statistics included in this Form 10-K are based on public reports from the Cremation Association of North America and the U.S. Census Bureau).
Deaths and Death Rates
Death rates and the number of deaths in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, the number of deaths has trended lower very slightly as the general population is living longer and because of low birth rates in the period from the early 1930’s to the mid 1940’s during the depression and World War II. The number of deaths remained flat in 2011 compared to 2010. The recent trend is projected to reverse in coming years due to the aging of the “baby boomer” generation. Based on data from the National Population Projections released in 2008 by the U.S. Census Bureau, the percentage of people age 65 and over is expected to increase from 12.8% in 2011 to 20.3% in 2030.

Cremation
In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to Cremation Association of North America, cremations represented approximately 42.3% of the U.S. burial market in 2011 and are predicted to increase to 49.7% by 2016. The annual growth rate of cremation over the last five years was 1.3% each year. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Direct cremation has been offered as a less costly alternative to a traditional funeral service. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cremations result in lower absolute revenue dollars, but higher gross margins. Cemeteries are more affected by the increasing cremation trend than funeral homes.
Highly Fragmented Ownership
There are approximately 20,000 funeral homes and 10,500 cemeteries in the United States and the domestic death care industry generates approximately $15 billion of revenue annually. The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), Stewart Enterprises, Inc. (“Stewart”), StoneMor Partners L.P. (“StoneMor”) and Carriage. We believe these four companies collectively represent approximately 20% of death care revenues in the United States. Independent businesses along with a few privately owned consolidators represent the remaining amount of industry revenue, accounting for an estimated 80% share. All of our acquisitions in both 2011 and 2012 were independent businesses.
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
BUSINESS STRATEGY
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. The business strategy is executed through our Standards Operating Model, a decentralized and entrepreneurial operating model for our funeral home and our cemetery businesses. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of death care businesses. The Standards Operating Model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. Leadership qualities are evaluated using the 4E leadership characteristics – Energy, Energize Others, Edge and Execution. This model requires our local and corporate leaders to focus on the drivers of success that create long-term profitability and value for our stockholders. Our Standards Operating Model emphasizes:

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
Key elements of our overall business strategy include the following:
Implement Operating Initiatives. Our business strategy executed through our Standards Operating Model, is a decentralized and entrepreneurial operating model for our funeral homes and our cemetery businesses. This model is based on operating standards designed to grow market share and increase profitability, developed from our best operations, along with an incentive compensation plan to reward Managing Partners and their staff for successfully meeting or exceeding the standards. Our Managing Partners participate in a variable bonus plan in which they earn a percentage of their business' earnings based upon the actual standards achieved. The operating model and standards, which we refer to as “Being the Best,” focus on what we believe are the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics. The model and standards are the measures by which we judge the success of each business. In 2012, We began a five year incentive plan, called “Good to Great,” which reward business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our Strategic Acquisition Model during 2006, which guides our acquisition and disposition strategies. Both models, when executed effectively, should drive long term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
Enhancement of Funeral Services. A significant trend in the death care industry is an increasing preference of our client families for cremation. The percentage of funeral services performed by our funeral homes for which cremation was chosen as the manner in which to dispose of remains was 42.9% for the year ended December 31, 2010, 45.0% for the year ended December 31, 2011 and 46.0% for the year ended December 31, 2012. For the year ended December 31, 2012, 64.8% of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 35.2% included services, as compared to 62.6% and 37.4%, respectively, for the year ended December 31, 2011. One of our training initiatives throughout the Company focuses on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.
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
Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our sales professionals on a preneed basis and finance charges earned on preneed installment contracts. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate. In 2012, preneed cemetery sales increased 5.4% compared to 2011.
Renewed Corporate Development Efforts. We believe that our improved capital structure positions us to pursue a strategy of disciplined growth, affording us the flexibility to redeploy our cash and cash flow toward selective acquisitions that meet our criteria. We expect to continue to improve our earning power as we invest in businesses that will contribute incremental revenues, earnings and cash flow. Our Strategic Acquisition Model is a primary driver of our acquisition strategy. We use strategic ranking criteria to assess acquisition candidates in order to optimize the sustainable earning power of our death care portfolio.
Ideal acquisition candidates include businesses that are demonstrated market leaders, are larger businesses located in growing markets with high barriers to entry and have field-level operating margins consistent with our best performing businesses. We believe there are large enough markets for us to increase our presence in existing markets by acquisition or to enter a new market with a substantial acquisition while leveraging our strong local franchise brands and entrepreneurial leadership. We also use our Standards Operating Model to evaluate acquisition candidates to ensure they can be readily integrated into our portfolio.
OUR STRENGTHS
Market Leader in our Suburban and Rural Markets. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. Most of our suburban markets have populations of 100,000 or more. In over 70% of our funeral home markets, we believe that we are either first or second in local market share.
Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners, individuals with extensive death care experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards that are custom designed for each of four groupings using size of business and cremation rate as specific grouping criteria. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth initiatives, such as business acquisitions and cemetery inventory projects. Currently, we have four primary components in our capital structure:

•	A $130 million term loan, which has a 2017 maturity, of which $127.5 million was outstanding at December 31, 2012;

•	a $105 million revolving credit facility, which has a 2017 maturity, of which $44.7 million was outstanding at December 31, 2012;

•	the $89.8 million convertible junior subordinated 7% debenture with a 2029 maturity; and

•	our common stock.
For additional information, please see Part II, Item 7, Liquidity and Capital Resources.
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Free cash flow from continuing operations for 2012 (cash flow from operations less maintenance capital expenditures of $5.0 million) totaled $20.6 million, for which the primary use was acquisitions. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
Strong Field-Level Gross Profit Margins. We believe that our field-level gross profit margins are among the highest reported by the public companies in the death care industry and that this performance is a testament to the success of our business strategies. As a percentage of revenues, the total field-level gross profit margin was 30.3% for the year 2012. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
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

Proven Management Team. Our management team, headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne, and our Vice Chairman of our Board and Executive Vice President, L. William Heiligbrodt, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture emphasizing the 4E’s leadership characteristics is critical and will provide an important advantage as the death care industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Standards Operating Model will ensure this commitment at all levels of the organization. Our businesses are organized into three Regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2012, we operated 167 funeral homes in 26 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced death care industry professionals and selected region-level individuals with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to funeral home operations.
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
Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within twenty four hours. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•	controlling salary and merchandise costs; and

•	increasing average revenues per contract.
Cemetery Operations
As of December 31, 2012, we operated 33 cemeteries in 12 states. The cemetery operations are managed by a team of experienced death care industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2012 for segment data related to cemetery operations.
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
Our cemetery operating results are impacted by the size and success of our sales organization, evidenced by the statistic that approximately 36% of our cemetery revenues was generated from preneed sales of interment rights during the year ended December 31, 2012. An additional 11% of our 2012 cemetery revenues was generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the economy and consumer confidence impacts the success rate of preneed sales and is currently having an impact on our preneed sales success rate and the industry as a whole. Coming into a more stable economy, we have focused more on quality sales counselors rather than quantity. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 19% of our cemetery revenue was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2012. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
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
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for bad debts and customer cancellations are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
We sold 7,197 and 6,979 preneed funeral contracts during the years ended December 31, 2011 and 2012, respectively. At December 31, 2012, we had a backlog of 81,585 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during the years ended December 31, 2011 and 2012, originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 50% and 47% of our net cemetery revenues for 2011 and 2012.
As of December 31, 2012, we employed a staff of 180 advance-planning and family service representatives for the sale of preneed products and services.
TRUST FUNDS AND INSURANCE CONTRACTS
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state law. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by the Company. Investment management and advisory services are provided either by our wholly-owned investment registered advisory firm, CSV RIA, or by independent financial advisors. At December 31, 2012, CSV RIA provided these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets.

Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Trust fund holdings and deferred revenue are reflected currently on our balance sheet, while the insurance contracts are not on our balance sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $342.4 million as of December 31, 2012.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased and delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We were able to withdraw $10.1 million in trust income prior to delivery in those states in 2011 and $1.4 million in 2012. Cemetery merchandise and service trust fund balances, in the market value aggregate, and receivables from preneed cemetery trusts totaled approximately $74.7 million as of December 31, 2012.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $46.5 million at December 31, 2012.
For additional information with respect to our trusts, see Notes 6, 8, and 10 to the Consolidated Financial Statements for the year ended December 31, 2012.
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
COMPETITION
The operating environment in the death care industry has been highly competitive. Publicly traded companies operating in the United States include SCI, Stewart, StoneMor and Carriage. In addition, a number of smaller private consolidators have been active in acquiring and operating funeral homes and cemeteries.
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
Environmental. Our operations are also subject to stringent federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on generators, transporters, and arrangers of hazardous substances at sites where such substances have been released into the environment. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws. Failure to comply with environmental laws and regulations could result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions restricting or prohibiting our activities. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future.
Worker Health and Safety. We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.
EMPLOYEES
As of December 31, 2012, we and our subsidiaries employed 2,080 employees, of whom 963 were full-time and 1,117 part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that we maintain a good relationship with our employees. None of our employees are represented by unions.
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
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee, Corporate Governance Committee, Executive Committee and Investment Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under the “Corporate Governance” section. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002.

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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31:

	2010	2011	2012
Preneed funeral trust funds	16.0%	(2.0)%	14.3%
Preneed cemetery trust funds	20.3%	(2.7)%	19.3%
Perpetual care trust funds	20.6%	(3.3)%	20.1%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant declines in 2013 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2012, no such charge was required. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and margins.
We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Certain of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the Internet by customers to research and/or purchase products and services could cause us to lose potential revenue.
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
Increased preneed sales could have a negative impact on our cash flows.
Preneed sales of funeral and cemetery products and services generally have an initial negative impact on our cash flows, as we are required to deposit a portion of the sales proceeds into trusts or escrow accounts and often incur other expenses at the time of sale. Furthermore, many preneed purchases are paid for in installments over a period of several years, further reducing our cash flows at the time of sale.  Because preneed sales generally provide positive cash flows over the long term, we emphasize the sale of such contracts.  If our efforts to increase such sales are successful, however, our current cash flows could be adversely affected.
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
Death care businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain qualified Managing Partners, sales force and other personnel, is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to maintain qualified and productive Managing Partners, and sales force could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The terms of our Credit Facility and the convertible junior subordinated debenture may limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.
Our Credit Facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply could result in a default under any future debt instrument, which could result in acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our Credit Facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.
Continued economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill impairments.
In addition to an annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in impairment to our goodwill. Based on the results of our annual goodwill impairment test we performed as of August 31, 2012, we concluded that there was no impairment of our goodwill. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill.
Health care reform could increase health care costs and may have a negative impact on earnings and cash flows.
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 became effective, together enacting comprehensive health care reform in the United States. The legislation is likely to increase our health care costs. Many provisions of the law that could impact our business will not become effective until 2014, or later, and require implementation through regulations that have not yet been promulgated. Accordingly, the costs and other effects of the legislation, which may include the cost of compliance and potentially increased costs of providing medical insurance for our employees, cannot be determined with certainty at this time. Some of the costs impacting our business are largely beyond our control. To the extent that we are unable to pass these cost increases on to our customers, they will have a negative impact on our earnings and cash flows.
Vesting and settlement of performance-based stock awards could dilute our stockholders' existing ownership interests, earnings per share and decrease cash flow.
In August 2012, when the price of our common stock was $7.76, the Compensation Committee of our Board granted performance-based stock awards (the “PBS Awards”) pursuant to the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan to certain of our employees and outside directors.  To the extent vested, each PBS Award represents the right to receive a specified number of shares of our common stock, subject to the grantee's payment, with respect to each share of common stock subject to such PBS Award, of an amount equal to the greater of (a) the then-current market price per share of our common stock on the date such PBS Award was granted plus $0.50 or (b) $9.00. Each PBS Award will become vested if the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, subject to the applicable grantee's continuous employment or service relationship with us through such date (the “Price Vesting Date”).  However, if the Price Vesting Date occurs prior to the first anniversary of the grant date, then each PBS Award will not become vested until the first anniversary of such grant date, subject to the applicable grantee's continued employment or service relationship with us through the first anniversary of the grant date. In the event that all of the PBS Awards vest and are settled, up to 1,705,000 shares of our common stock could be issued within a short time period and, potentially, on the same day.  However, the ultimate number of shares of our common stock that are issued with respect to vested PBS Awards will be reduced to the extent that a grantee elects to have shares withheld from a PBS Award to pay the purchase price under, or to satisfy our tax withholding obligations with respect to, such PBS Award.  If all PBS Awards vest and all individuals who have received PBS Awards elect to pay the purchase price and to satisfy our tax withholding obligations with respect to their PBS Awards by directing us to reduce the number of our shares of common stock deliverable to them under their PBS Awards, approximately 600,000 to 700,000 shares of our common stock could be issued to employees and directors. The issuance of such shares of our common stock within such time period could have the following effects: (i) an existing stockholder's proportionate ownership interest in the Company could decrease; (ii)

the relative voting power of each previously outstanding share of our common stock could be diminished; (iii) net income and earnings per share could decline; (iv) the stock price of a share of our common stock could decline; and (v) cash flow from financing activities could decrease.
Our “Good to Great” incentive program could result in significant future payments to our Managing Partners.
In January, 2012, in order to continue to align our Managing Partners' incentives with the long term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The initial performance period commenced on January 1, 2012 and will end on December 31, 2016. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in cash, shares of our common stock or a combination of cash and shares our common stock as determined in our discretion. In the event that large number of our Managing Partners earn a bonus under this program, we could incur a material outlay of capital in 2017 and this incentive program could result in a decrease in net income.
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
We are subject to environmental and worker health and safety laws and regulations that may expose us to significant costs and liabilities.
Our cemetery and funeral home operations are subject to stringent federal, state and local laws and regulations governing worker health and safety aspects of the operations, the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may restrict or impact our business in many ways, including requiring the acquisition of a permit before conducting regulated activities, restricting the types, quantities and concentration of substances that can be released into the environment, applying specific health and safety criteria addressing worker protection, and imposing substantial liabilities for any pollution resulting from our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations and any failure to comply may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations and the issuance of injunctions restricting or prohibiting our activities. Spills or other unauthorized releases of regulated substances in the course of our operations could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations, and result in neighboring landowners and other third parties filing claims for personal injury, property damage and natural resource damage allegedly caused by such spills or releases. Certain of these laws may impose strict, joint and several liabilities upon us for the remediation of contaminated property resulting from our or a predecessor owner's or operator's operations. We may not be able to recover some or any of these costs from insurance or contractual indemnifications. Moreover, changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly emissions control or waste handling, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2012, we operated 167 funeral homes in 26 states and 33 cemeteries in 12 states. We own the real estate and buildings for 82% of our funeral homes and lease facilities for the remaining 18%. We own 29 cemeteries and operate four cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2012. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under the same management. The 33 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 161,933 and 166,084 at December 31, 2011 and 2012, respectively. In addition, approximately 592 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes we currently meet this standard.

The following table sets forth certain information as of December 31, 2012, regarding Carriage’s properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	26	3	4	—
Connecticut	7	3	—	—
Florida	7	9	6	3
Georgia	4	—	—	—
Idaho	6	1	3	—
Illinois	1	3	1	—
Kansas	6	—	—	—
Kentucky	8	3	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	3	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	2	—	—	—
North Carolina	2	2	1	—
Ohio	5	1	—	—
Oklahoma	7	—	2	—
Pennsylvania	1	—	—	—
Rhode Island	4	—	—	—
Tennessee	3	—	—	—
Texas	17	1	7	—
Virginia	3	1	1	—
Washington	1	1	—	—
West Virginia	1	1	—	—
Total	136	31	29	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to nine years, and, generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2012, we owned and operated 696 vehicles and leased 2 vehicles.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 15.
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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2012	High	Low
First Quarter	$7.59	$5.40
Second Quarter	$8.59	$6.91
Third Quarter	$10.40	$7.65
Fourth Quarter	$11.99	$9.26

2011	High	Low
First Quarter	$5.98	$4.62
Second Quarter	$6.57	$5.41
Third Quarter	$6.14	$5.05
Fourth Quarter	$6.30	$5.12
As of March 13, 2013, there were 18,109,986 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $19.33 per share. The shares of common stock outstanding are held by approximately 450 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.
DIVIDENDS
The Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2012, June 1, 2012, September 1, 2012 and December 3, 2012 respectively, to record holders of our common stock as of February 13, 2012, May 15, 2012, August 17, 2012 and November 13, 2012 respectively. Prior to June 1, 2011, we had never paid cash dividends on our common stock. We intend to pay dividends in 2013.
EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PURCHASES OF SECURITIES BY THE ISSUER
In May 2012, our Board of Directors approved an increase to the share repurchase program authorizing the Company to purchase an additional $3 million of our common stock up to an aggregate of $8 million. The repurchases are to be executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2010, we did not repurchase any shares of our common stock. Through December 31, 2011, we repurchased 126,952 shares of our common stock at an aggregate cost of $736,456 and an average share price of $5.82. Through December 31, 2012, we repurchased 686,208 shares of our common stock at an aggregate cost of $4.5 million and an average share price of $6.60. All 2012 purchases were made in the first half of the year. The repurchased shares are held as Treasury stock.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell MicroCap Index, the Russell 3000 Index, and a customized peer group of three companies that includes: SCI, Stewart and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell MicroCap Index, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2007, and that all dividends were reinvested. Performance data for Carriage Services, Inc., the Russell MicroCap Index, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell MicroCap Index, the Russell 3000 Index and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Carriage Services, Inc.
Russell MicroCap
Russell 3000
Peer Group

*	$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31. Peer Group includes SCI, Stewart and StoneMor.

	12/07	12/08	12/09	12/10	12/11	12/12
Carriage Services, Inc.	$100.00	$22.84	$44.66	$55.11	$64.49	$138.42
Russell MicroCap	100.00	60.22	76.77	98.95	89.77	107.50
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
Peer Group	100.00	36.70	63.26	71.98	83.44	107.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2008, 2009, 2010, 2011 and 2012. These historical results are not indicative of our future performance.

You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2008	2009	2010	2011	2012
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$131,878	$128,765	$135,906	$143,144	$154,057
Cemetery	41,895	45,685	45,895	44,534	50,092
Total revenues	173,773	174,450	181,801	187,678	204,149
Gross profit:
Funeral	37,554	38,563	37,952	41,975	47,482
Cemetery	5,806	7,651	9,485	10,097	14,393
Total gross profit	43,360	46,214	47,437	52,072	61,875
General and administrative expenses	18,101	15,989	16,792	22,745	23,458
Operating income	25,259	30,225	30,645	29,327	38,417
Interest expense	(18,260)	(18,318)	(18,262)	(18,104)	(17,100)
Litigation settlement	(3,300)	—	—	—	—
Gain on repurchase of junior subordinated debentures	—	—	317	846	—
Loss on early extinguishment of debt and other costs	—	(180)	—	(201)	(3,031)
Interest and other income	229	228	751	51	963
Income before income taxes	3,928	11,955	13,451	11,919	19,249
Provision for income taxes	(1,886)	(4,752)	(5,370)	(5,066)	(7,642)
Net income from continuing operations	2,042	7,203	8,081	6,853	11,607
Income (loss) from discontinued operations	(1,784)	(155)	(2)	125	(204)
Preferred stock dividend	10	14	14	14	14
Net income	$248	$7,034	$8,065	$6,964	$11,389
Earnings (loss) per share
Basic:
Continuing operations	$0.10	$0.41	$0.46	$0.37	$0.64
Discontinued operations	(0.09)	(0.01)	—	0.01	(0.01)
Basic earnings per share	$0.01	$0.40	$0.46	$0.38	$0.63
Diluted:
Continuing operations	$0.10	$0.41	$0.45	$0.37	$0.64
Discontinued operations	(0.09)	(0.01)	—	0.01	(0.01)
Diluted earnings per share	$0.01	$0.40	$0.45	$0.38	$0.63
Dividends declared per share	$—	$—	$—	$0.075	$0.100
Weighted average number of common and common equivalent shares outstanding:
Basic	19,054	17,573	17,635	18,359	18,126
Diluted	19,362	17,749	17,938	18,397	18,226
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	136	138	147	159	167
Cemeteries at end of period	32	32	33	33	33
Funeral services performed	25,531	24,362	25,801	27,663	28,356
Preneed funeral contracts sold	4,916	5,615	6,485	7,197	6,979
Backlog of preneed funeral contracts	69,575	72,172	79,842	81,030	81,585
Average revenue per funeral contract	$5,154	$5,296	$5,266	$5,184	$5,369
Cremation rate	38.2%	40.4%	42.9%	45.0%	46.0%
Depreciation and amortization	$10,368	$10,339	$9,953	$9,585	$10,054
BALANCE SHEET DATA:
Total assets	$560,293	$619,298	$671,012	$672,777	$738,085
Working capital	9,100	12,004	2,535	(1,097)	(9,036)
Long-term debt, net of current maturities	132,345	131,898	132,416	135,000	163,541
Convertible junior subordinated debenture	93,750	93,750	92,858	89,770	89,770
Stockholders’ equity	103,510	108,222	119,673	126,778	134,818

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of December 31, 2012, we operated 167 funeral homes in 26 states and 33 cemeteries in 12 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward Managing Partners for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics. The model and standards are the measures by which we judge the success of each business. In 2012, We began a five year incentive plan, called “Good to Great,” which reward business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” which guides our acquisition and disposition strategy. We expect both models to drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

•
Balanced Operating Model – We believe a decentralized structure works best in the death care industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, people and operating financial metrics.

•
Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business' earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards.

•
The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. A Managing Partner’s performance is judged according to achievement of the Standards for that business.

Funeral and Cemetery Operations
Factors affecting our funeral operating results include: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our at-need business to increase average revenue per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure. Thus, small changes in revenues, up or down, normally cause significant changes to our profitability.
Our funeral volumes have increased from 24,510 in 2008 to 28,356 in 2012 (compound annual increase of 3.7%). Our funeral operating revenue has increased from $124.1 million in 2008 to $146.4 million in 2012 (compound annual increase of 4.2%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has remained flat at $7.7 million in 2008 to 2012. We experienced a 2.6% decline in volumes in comparing the year ended December 31, 2012 to the year ended December 31, 2011 on a same store basis, while the average revenue per contract for the year ended December 31, 2012 increased 0.7% compared to the year ended December 31, 2011, on a same store basis.
The percentage of funeral services involving cremations has increased from 38.2% for the year ended 2008 to 46.0% for the year ended 2012. A significant portion of that change is the result of acquiring businesses in high cremation areas. On a same store basis, the cremation rate has risen to 44.5% for the year ended December 31, 2012, up from 42.7% for the comparable period in 2011 and 38.2% in 2008.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 50% of our 2011 cemetery revenues related to preneed sales of interment rights and related merchandise and services. For the year ended December 31, 2012 those preneed sales were approximately 47% of cemetery operating revenues. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Cemetery revenues from investment earnings on trust funds grew from $2.3 million in 2008 to $8.5 million in 2012. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2008 through 2012 was characterized by fluctuating operating revenues yet increasing field level cemetery profit margins. Cemetery operating revenue increased from $38.0 million in 2008 to $40.1 million in 2012 and increased 5.0% over 2011. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2013 is designed to expand our cemetery product offerings.
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of December 31, 2012, CSV RIA provides these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are toward generating long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws

Preneed funeral trust fund income earned along with the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. Perpetual care trust fund income is recognized, as earned, in our cemetery revenues.
Acquisitions
Our growth strategy includes the execution of our Strategic Acquisition Model. We use six strategic ranking criteria to assess acquisition candidates and to differentiate the price we are willing to pay under a discounted cash flow methodology. Those criteria are:

•	Size of business;

•	Size of market;

•	Competitive standing;

•	Local market demographics;

•	Strength of brand; and

•	Barriers to entry.
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2011, we acquired six funeral home businesses and no cemetery businesses. The consideration paid for the 2011 acquisitions was $18.6 million. During 2012, we acquired seven funeral home businesses and one cemetery business. The consideration paid for the 2012 acquisitions was $42.7 million.
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
Debt Obligations
The outstanding principal of long-term debt at December 31, 2012 totaled $178.8 million and consisted of $127.5 million under our term loan, $44.7 million outstanding under our revolving credit facility and $6.6 million in acquisition indebtedness and capital lease obligations.
On August 30, 2012, we replaced our previous credit obligations with the Credit Facility, a new $235 million secured bank credit facility with Bank of America, N.A. as the Administrative Agent, comprised of a $105 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in our revolving credit facility. The Credit Facility refinanced our previous credit facility, paid other transaction related fees and expenses and will provide for future corporate needs. The proceeds of the term loan borrowings were used to redeem and replace the Senior Notes, our existing 7 7/8% senior notes, which were scheduled to mature in 2015. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest under the Credit Facility at either the prime rate or LIBOR rate plus a margin. At December 31, 2012, substantially all our borrowings under the Credit Facility were tied to the LIBOR rate.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2012. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results.
In September 2011, new guidance was issued to modify the method used to perform the first step of the two step process for the annual goodwill impairment test. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. We adopted this update for its annual impairment testing as of August 31, 2011.
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
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. The market capitalization of the Company consists of the common stock, term loan, revolving credit facility and convertible junior subordinated securities. No impairments were recorded in relation to our goodwill annual assessment in 2010, 2011 or 2012. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review. In 2012, $1.1 million of impairment was recorded on a location held for sale at year end.
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
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and Interest expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans in the form of restricted stock, stock options, performance awards and employee stock purchase plans. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model.
Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts' corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts' corpus in our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (CSV RIA). As of December 31, 2012, CSV RIA provides these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which advisory services are provided.
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in deferred preneed cemetery receipts held in trust. There will be no impact on earnings unless and until such time that investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis. The additional related disclosures are provided in Notes 6 and 10 to the Consolidated Financial Statements.
Fair Value Measurements
We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented herein in Note 11 to the Consolidated Financial Statements. We currently do not have any assets that have fair values determined by Level 3 inputs. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2011, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (i) the investor has the ability and intent to hold an investment and (ii) evidence indicating the cost of the investment is recoverable before we are more-likely-than-not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of December 31, 2012, no impairment has been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The fair value of these securities is estimated to be $86.2 million at December 31, 2012 based on available broker quotes of the corresponding preferred securities issued by the Trust.
For more information regarding fair value measurements, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
Computation of Earnings per Common Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2010, 2011 and 2012, the calculations for basic and diluted earnings per share are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 20.
Subsequent Events
Management evaluated events and transactions during the period beginning subsequent to December 31, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Part II, Item 8, Financial Statement and Supplementary Data, Note 25.
RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES
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
Comprehensive Income
In June 2011, new guidance was issued regarding the reporting of comprehensive income in financial statements. Entities will have the option to present the components of net income and comprehensive income in either a single continuous statement or two separate but consecutive statements. This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The adoption of this accounting standard update did not have an impact on our Consolidated Financial Statements.
SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data for Carriage expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2010	2011	2012
Total revenues	100.0%	100.0%	100.0%
Total gross profit	26.1	27.7	30.3
General and administrative expenses	9.2	12.1	11.5
Operating income	16.9	15.6	18.8
Interest expense	10.0	9.6	8.4

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2010	2011	2012
Funeral homes at beginning of period	138	147	159
Acquisitions	10	12	10
Divestitures or closures of existing funeral homes	(1)	—	(2)
Funeral homes at end of period	147	159	167

Cemeteries at beginning of period	32	33	33
Acquisitions	1	—	1
Divestitures	—	—	(1)
Cemeteries at end of period	33	33	33
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
The following is a discussion of our results of operations for the years ended December 31, 2012 and 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and gauging the leveraging performance contribution that a selective acquisition program can have on our total performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Total revenue for the year ended December 31, 2012 was $204.1 million, an increase of 8.8%, compared to $187.7 million for the comparable period in 2011 and gross profit increased by $9.8 million, or 18.8% from 2011 to 2012. Our acquired businesses drove the overall revenues higher, and both existing and acquired business contributed to the higher increase in gross profit in 2012 compared to 2011. Operating income increased by $9.1 million from 2011 to 2012 due to margin growth from our acquisitions, existing funeral home businesses and financial profit. Net income from continuing operations for the year ended December 31, 2012 totaled $11.6 million, equal to $0.64 per diluted share as compared to $6.8 million for the year ended December 31, 2011, or $0.37 per diluted share. Net income for the year ended December 31, 2012 totaled $11.4 million, equal to $0.63 per diluted share as compared to $7.0 million for the year ended December 31, 2011, or $0.38 per diluted share as we had income from discontinued operations in 2011 and a loss in 2012.
Total funeral home and cemetery gross margin results improved in 2012 compared to 2011 and 2010 as the gross profit margin rose to 30.3% in 2012 compared to 27.7% in 2011 and 26.1% in 2010. The increased gross profit margin translated into gross profit of $61.9 million in 2012 compared to $52.1 million in 2011 and $47.4 million in 2010. The improvement was primarily due to the acquisitions.
General and administrative total expenses increased $0.7 million in 2012 compared to 2011, the majority of which was due to hiring additional personnel within our national cemetery and preneed operations and increased incentive compensation.

Another source of increasing revenue and gross profit is the income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds. There was a major reallocation of investments that began in the latter half of 2008, which led to increasing revenue over the four year period ending December 31, 2012 as a result of substantially higher income from fixed income securities and from capital gains recognized in the portfolios. For the four year period ended December 31, 2012, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 99.8% return. Investment income realized in the perpetual care trust funds (except for capital gains in certain states) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the service and merchandise are delivered to the customer. Because higher income has accumulated in the preneed trust funds, management expects increasing revenue in the future as the preneed contracts are delivered. The increase in revenues from trust earnings from 2011 to 2012 totaled $3.2 million and the increase in revenues from trust earnings from 2010 to 2011 totaled $0.6 million. The increase in 2012 was due to an increase in realized interest income in our perpetual care accounts and increased earnings from delivered preneed contracts.

In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $4.5 million and $1.9 million, respectively, for the years ended December 31, 2011, and 2012. The year over year decline was attributable to substantial gains realized in the trust funds throughout 2011 that was not repeated in 2012. While the Withdrawable trust income is not recognized as revenue in our consolidated statements of operations in the year withdrawn, but it is considered deferred revenue and it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP presentation of net income and diluted earnings per share.
We are providing below a reconciliation of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations, then adjusted for special items, including Withdrawable trust income, acquisition expenses and the other items in the table below. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other death care companies. The adjustment of special items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Year Ended December 31,
	2011		2012
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$6.8	$0.37	$11.6	$0.64
After-tax Special Items:
Withdrawable trust income	2.6	0.15	1.2	0.06
Additional interest and other costs of the Credit Facility	0.1	0.01	1.8	0.10
Acquisition expenses	0.7	0.04	0.8	0.04
Severance costs	1.1	0.06	0.5	0.03
Other professional fees	0.1	0.01	—	—
Non-recurring legal fees / settlements	—	—	0.1	0.01
Reduction of litigation reserve	—	—	(0.5)	(0.03)
Stock performance based incentive executive compensation	0.6	0.03	—	—
Gain on repurchase of convertible junior subordinated debentures	(0.5)	(0.03)	—	—
Securities transactions expenses	0.3	0.01	—	—
Non-GAAP net income including Special Items	$11.8	$0.65	$15.5	$0.85
Diluted weighted average shares outstanding (in thousands)		18,397		18,226

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2011 compared to the year ended December 31, 2012.

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$120,766	$120,576	$(190)	(0.2)%
Acquired operating revenue	14,210	25,802	11,592	81.6%
Preneed funeral insurance commissions	1,811	1,711	(100)	(5.5)%
Preneed funeral trust earnings	6,357	5,968	(389)	(6.1)%
Revenues from continuing operations	$143,144	$154,057	$10,913	7.6%

Operating profit:
Same store operating profit	$43,288	$46,231	$2,943	6.8%
Acquired operating profit	3,681	8,339	4,658	126.5%
Preneed funeral insurance commissions	435	304	(131)	(30.1)%
Preneed funeral trust earnings	6,357	5,968	(389)	(6.1)%
Operating profit from continuing operations	$53,761	$60,842	$7,081	13.2%

Funeral home same store operating revenues for the year ended December 31, 2012 decreased $0.2 million, or 0.2% when compared to the year ended December 31, 2011. We experienced a decline in the number of contracts year over year of 1.4% and the average revenue per contract for those existing operations increased $40 to $5,537. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased $65 to $5,297. The number of traditional burial contracts decreased 4.6% while the average revenue per burial contract increased 2.7% to $8,318. The cremation rate for the same store businesses rose from 42.7% to 44.5%. The average revenue per cremation contract increased 0.5% to $3,084, and the number of cremation contracts increased 2.6%. Cremations with services have declined from 39.0% of total cremation contracts in the year ended 2011 to 35.2% in the year ended 2012. The average revenue for “other” contracts, which make up approximately 7.3% of the number of contracts, increased from $2,041 to $2,112. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
Same store operating profit for the year ended December 31, 2012 increased $2.9 million, or 6.8%, from the comparable year ended December 31, 2011, and as a percentage of funeral same store operating revenue, increased from 35.8% to 38.3% as we have seen operating expenses decrease in the year ended December 31, 2012. We have experienced decreases in most same store controllable expense categories, including $2.4 million in salaries, wages and benefit costs and $0.2 million in transportation costs for the year ended December 31, 2012, when compared to the year ended December 31, 2011. Our costs for the self insurance program for property, casualty and general liability risk also increased by approximately $0.3 million year over year.
Funeral home acquired revenues for the year ended December 31, 2012 increased $11.6 million, or 81.6%, when compared to the year ended December 31, 2011, as we experienced a 52.6% increase in the number of contracts, due in large part to the acquisitions completed in 2012 and 2011, and an increase of 18.9%, to $4,685, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 19.0% year over year. The cremation rate for the acquired businesses was 52.1% for 2011, compared to 59.4% in the prior year. The average revenue per cremation contract increased 8.9% to $3,007 for 2012, and the number of cremation contracts increased 33.8% compared to 2011.
Acquired operating profit for the year ended December 31, 2012 increased $4.7 million, or 126.5%, from the year ended December 31, 2011 and, as a percentage of revenue from acquired funeral homes, increased from 25.9% for 2011 to 32.3% for 2012. As these acquired businesses transition into our Standard Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue, insurance commissions and trust earnings on matured preneed contracts, on a combined basis, decreased $0.5 million in both revenue and operating profit compared to the year ended December 31, 2011, primarily due to a reduction in earned insurance commissions as we increased sales of preneed funeral trust contracts in 2012.
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the year ended December 31, 2011 compared to the year ended December 31, 2012:

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$38,152	$39,902	$1,750	4.6%
Acquired operating revenue	—	166	166	n/a
Cemetery trust earnings	5,041	8,506	3,465	68.7%
Preneed cemetery finance charges	1,341	1,518	177	13.2%
Revenues from continuing operations	$44,534	$50,092	$5,558	12.5%

Operating Profit:
Same store operating profit	$9,525	$10,176	$651	6.8%
Acquired operating profit	—	(76)	(76)	n/a
Cemetery trust earnings	5,041	8,457	3,416	67.8%
Preneed cemetery finance charges	1,341	1,518	177	13.2%
Operating profit from continuing operations	$15,907	$20,075	$4,168	26.2%
Cemetery same store operating revenues for the year ended December 31, 2012, increased $1.8 million, or 4.6%, compared to the year ended December 31, 2011. The revenue increase was attributable to same store revenue from preneed property sales, which increased $0.9 million, or 5.4%, due to a 0.7% increase in the number of interment rights (property) sold and a 6.2% increase in the average price per interment compared to 2011. Revenue from deliveries of preneed merchandise and services increased $0.2 million, or 3.6%. Same store at-need revenues increased $0.2 million, or 1.5%.
Cemetery same store operating profit for the year ended December 31, 2012 increased $0.6 million, or 6.8%. As a percentage of revenues, cemetery same store operating profit slightly increased from 25.0% to 25.5%, as a result of increased revenues. Promotional expenses (primarily preneed sales commissions) increased $0.9 million, preneed property costs increased $0.3 million and bad debts increased $0.3 million. These changes caused the preneed margin to decrease 380 basis points to 45.6%. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs decreased $0.2 million or 1.3% and the costs of the self insurance program for property, casualty and general liability risks increased $0.1 million, or 33.1%.
Cemetery acquired revenues and operating profit for the year ended December 31, 2012 is the result of an acquisition during the second quarter.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings increased $3.5 million, or 68.7%, when compared to the year ended December 31, 2011. Earnings from perpetual care trust funds totaled $6.7 million for the year ended December 31, 2012, compared to $3.6 million for the year ended December 31, 2011, an increase of $3.0 million, or 82.9%. The increase in perpetual care trust earnings is due to higher interest income earned in 2012 compared to 2011. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million, or 5.7% to $1.5 million, compared to the same period in 2011. Higher trust income and capital gains realized in recent years in the merchandise and services trusts have been allocated to the preneed contracts which are providing higher income to recognize upon delivery. Finance charges on the preneed contracts increased $0.2 million or 13.2% year over year due to the increase in overall preneed sales and preneed receivables.
Other. General and administrative expenses totaled $22.5 million for the year ended December 31, 2012, an increase of $0.8 million compared to the year ended December 31, 2011. We incurred $0.8 million of additional costs due to the expansion and upgrade of talent in our national cemetery and preneed organization and $2.4 million increase in incentive compensation costs. In 2011, we had $1.1 million of additional termination expenses in connection with the reorganization of management,

$0.8 million of incentive compensation costs for a non-recurring performance based plan and $0.5 million related to a non-recurring securities transaction.
Interest income and other, net for the year ended December 31, 2012 is primarily a reduction in a litigation reserve that management believes future costs are immaterial.
Income taxes. See Note 16 to the Consolidated Financial Statements for a discussion of the income taxes for 2012 and 2011.
YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010
The following is a discussion of our results of operations for the years ended December 31, 2011 and 2010 as it was presented on a historical basis at December 31, 2011. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2006 and owned and operated for the entirety of each period presented. Funeral homes and cemeteries purchased after January 1, 2006 are referred to as “acquired.” This presentation of acquired operations included seven businesses acquired during 2007 and the presentation of same store operations included four businesses that were discontinued in 2012.
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
Total funeral home and cemetery gross margin results improved in 2011 compared to 2010 as the gross profit margin rose to 27.4% in 2011 compared to 25.7% in 2010. The increased gross profit margin translated into gross profit of $52.3 million in 2011 compared to $47.4 million in 2010. The improvement was due primarily to lower costs and expenses.
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
Had we not incurred these increases in Special Items, general and administrative expense would have increased by $2.3 million compared to 2010, and general and administrative expenses expressed as a percentage of revenue would have equaled 9.3%, comparable to 2010. While the increase in the Special Items may occur in the future, those categories of expenses were not significant in 2010. Adjusting operating income for the increases in the Special Items results in operating income increasing $2.9 million compared to 2010 and as a percentage of revenue would be 17.6%, 100 basis points higher than 2010. Adjusting diluted earnings per share for the increase in the Special Items results in the proforma equivalent of $0.51 for 2011, a 13.3% increase compared to $0.45 in diluted earnings per share for 2010.
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
The Withdrawable trust income totaled $4.5 million in 2011 and $3.4 million in 2010 as a result of realized fixed income and equity gains in 2010 and the first half of 2011. We are providing below a reconciliation of net income available to common stockholders (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). There were no discontinued operations in 2011 and 2010. Non-GAAP net income is defined as net income from continuing operations, then adjusted for special items, including Withdrawable trust income, acquisition expenses and the other items in the table below. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other death care companies. The adjustment of special items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility. We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowing under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2013 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.
Cash Flows
We began 2012 with $1.1 million in cash and other liquid investments and ended the year with $1.7 million in cash and $44.7 million drawn on our revolving credit facility. The elements of cash flow for 2012 consisted of the following (in millions):

Cash at beginning of year	$1.1
Cash flow from continuing operations	25.6
Cash provided by discontinuing operations	0.7
Cash used for business acquisitions	(42.7)
Borrowings on our Credit Facility and payments on our long-term debt obligations, net	40.1
Cash used for dividends of common stock	(1.8)
Cash used for repurchase of common stock	(4.5)
Cash used for loan origination costs and call premium on our Senior Notes	(4.9)
Cash used for maintenance capital expenditures	(5.0)
Cash used for growth capital expenditures – funeral homes	(5.5)
Cash used for growth capital expenditures – cemeteries	(2.3)
Other investing and financing activities, net	0.9
Cash at end of year	$1.7
The trends in cash provided by continuing operations have fluctuated over the last two years as we generated $25.7 million, $31.0 million and $25.6 million in 2010, 2011 and 2012, respectively. For 2013, we could potentially see a reduction in cash taxes based upon three applications for accounting method changes that were submitted to the Internal Revenue Service prior to December 31, 2012. Since approval has not yet been received, we cannot rely upon the benefit that could result. While there can be no guarantee that the accounting methods will be approved to the full extent applied for, the impact of changing accounting methods would be to reduce cash taxes over the next three years by as much as $21 million.
Annually, we spend approximately $10 - $15 million on capital expenditures and we plan to acquire funeral and cemetery businesses in 2013 and future years. We spent $19.0 million, $18.6 million and $42.7 million on acquisitions in 2010, 2011 and 2012, respectively. Our revolving credit facility provides us the flexibility to fund working capital, capital expenditures, acquisitions or capital needs.

Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2012, June 1, 2012, September 1, 2012 and December 3, 2012 respectively, to record holders of our common stock as of February 13, 2012, May 15, 2012, August 17, 2012 and November 13, 2012 respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
The outstanding principal of long-term debt at December 31, 2012 totaled $178.8 million and consisted of $127.5 million under our term loan, $44.7 million outstanding under our revolving credit facility and $6.6 million in acquisition indebtedness and capital lease obligations.
On August 30, 2012, we replaced our previous credit obligations with the Credit Facility, a new $235 million secured bank credit facility with Bank of America, N.A. as the Administrative Agent, comprised of a $105 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in our revolving credit facility. The Credit Facility refinanced our previous credit facility, paid other transaction related fees and expenses and will provide for future corporate needs. The proceeds of the term loan borrowings were used to redeem and replace the Senior Notes, our existing 7 7/8% senior notes, which were scheduled to mature in 2015. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At December 31, 2012, the prime rate margin was equivalent to 2.50% and the LIBOR margin was 3.50%. The weighted average interest rate on the Credit Facility at December 31, 2012 was 3.73%.
A total of $89.8 million was outstanding at December 31, 2012 under the convertible junior subordinated debenture. Amounts outstanding under the debenture are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES.” The rights under the debentures are functionally equivalent to those of the TIDES. For the year ended 2011, we repurchased 61,742 shares of these TIDES for approximately $2,241,000 and recorded a gain of $846,000. We converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 151,052 shares, and immediately canceled the shares. No repurchases have been made in 2012.
The convertible junior subordinated debenture payable to the affiliated Trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, we are prohibited from paying dividends on common stock or repurchasing common stock, subject to limited exceptions. We currently expect to continue paying the distributions as due.
We were in compliance with the covenants contained in the Credit Facility as of December 31, 2012. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of December 31, 2012, the leverage ratio was 3.06 to 1.00 and the fixed charge coverage ratio was 2.62 to 1.00.
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3 million of our common stock up to an aggregate of $8 million. Through December 31, 2012, we spent $5.2 million buying back our common stock under this plan.
We intend to use cash on hand our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement. We believe our cash on hand, cash flow from operations, and the available capacity under our revolving credit facility described above will be adequate to meet our working capital needs and other financial obligations over the next twelve months.

CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our balance sheet as of December 31, 2012. Where appropriate we have indicated the footnote to our annual Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2013	2014	2015	2016	2017	After 5 Years
Long-term debt obligations	13	$174.6	$11.1	$13.2	$16.6	$20.2	$112.9	$0.6
Capital lease obligations, including interest	15	7.1	0.4	0.5	0.5	0.5	0.5	4.7
Convertible junior subordinated debenture (a)	14	89.8	—	—	—	—	—	89.8
Total contractual obligations		$271.5	$11.5	$13.7	$17.1	$20.7	$113.4	$95.1

(a)	Matures in 2029
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2012. Where appropriate we have indicated the footnote to our Consolidated Financial Statements where additional information is available. The interest payments on long-term debt are related to the long-term debt obligations in the table above. All other off-balance sheet arrangements relate to the agreements with our employees, our executive officers, and former owners.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2013	2014	2015	2016	2017	After 5 Years
Operating leases	15	$19.4	$4.1	$3.7	$2.8	$2.0	$1.9	$4.9
Interest payments on long-term debt		133.4	13.0	12.5	12.0	11.3	10.0	74.6
Noncompete agreements	15	6.8	1.4	1.4	1.2	1.0	0.6	1.2
Consulting agreements	15	2.7	1.0	0.7	0.5	0.3	0.1	0.1
Executive management compensation agreements	15	4.4	1.7	1.3	1.2	0.2	—	—
Total contractual cash obligations		$166.7	$21.2	$19.6	$17.7	$14.8	$12.6	$80.8
The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our revolving credit facility, both of which may be more difficult to access.
Uncertain tax positions recorded at December 31, 2012 total approximately $8.2 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Note 16 in our consolidated financial statements.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2012, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Hypothetical changes in interest rates and the values of securities associated with the preneed and perpetual care trusts chosen for the following estimated sensitivity analysis are considered to be reasonable near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.
The following information about our market-sensitive financial instruments constitutes a “forward-looking statement.”
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2012 are presented in Notes 6, 8 and 10 to our Consolidated Financial Statements presented herein. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.57% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2012, we had $44.7 million outstanding under our $105.0 million revolving credit facility and $127.5 million on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At December 31, 2012, the prime rate margin was equivalent to 2.500% and the LIBOR margin was 3.500%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The estimated fair value of these securities is estimated to be approximately $86.2 million at December 31, 2012, based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO), and our report dated March 18, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 18, 2013

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,137	$1,698
Accounts receivable, net of allowance for bad debts of $928 in 2011 and $1,177 in 2012	16,605	17,812
Assets held for sale	—	1,466
Inventories	5,102	5,133
Prepaid expenses	4,630	5,107
Other current assets	3,798	1,923
Total current assets	31,272	33,139
Preneed cemetery trust investments	66,419	70,960
Preneed funeral trust investments	75,812	82,896
Preneed receivables, net of allowance for bad debts of $1,728 in 2011 and $2,059 in 2012	22,800	23,222
Receivables from preneed trusts	22,487	25,871
Property, plant and equipment, net of accumulated depreciation of $78,100 in 2011 and $84,291 in 2012	136,469	152,433
Cemetery property	71,620	75,156
Goodwill	193,962	218,442
Deferred charges and other non-current assets	10,451	9,424
Cemetery perpetual care trust investments	41,485	46,542
Total assets	$672,777	$738,085
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$628	$11,218
Accounts payable and other liabilities	13,874	18,310
Accrued liabilities	17,867	12,278
Liabilities associated with assets held for sale	—	369
Total current liabilities	32,369	42,175
Long-term debt, net of current portion	131,900	118,841
Line of credit	3,100	44,700
Convertible junior subordinated debenture due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,155	4,013
Deferred preneed cemetery revenue	59,934	63,998
Deferred preneed funeral revenue	40,961	39,794
Deferred preneed cemetery receipts held in trust	66,419	70,960
Deferred preneed funeral receipts held in trust	75,812	82,896
Care trusts’ corpus	41,379	45,920
Total liabilities	545,799	603,067
Commitments and contingencies:
Redeemable Preferred Stock	200	200
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 21,663,000 and 22,078,000 issued as of December 31, 2011 and 2012, respectively	217	221
Additional paid-in capital	201,284	202,462
Accumulated deficit	(63,987)	(52,598)
Treasury stock, at cost; 3,236,000 and 3,922,000 shares at December 31, 2011 and 2012, respectively	(10,736)	(15,267)
Total stockholders’ equity	126,778	134,818
Total liabilities and stockholders’ equity	$672,777	$738,085
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Funeral	$135,906	$143,144	$154,057
Cemetery	45,895	44,534	50,092
	181,801	187,678	204,149
Field costs and expenses:
Funeral	87,767	89,383	93,215
Cemetery	30,497	28,627	30,017
Depreciation and amortization	8,598	8,572	9,090
Regional and unallocated funeral and cemetery costs	7,502	9,024	9,952
	134,364	135,606	142,274
Gross profit	47,437	52,072	61,875
Corporate costs and expenses:
General, administrative and other	15,437	21,732	22,494
Home office depreciation and amortization	1,355	1,013	964
	16,792	22,745	23,458
Operating income	30,645	29,327	38,417
Interest expense	(18,262)	(18,104)	(17,100)
Interest income and other, net	751	51	963
Gain on repurchase of junior subordinated debentures	317	846	—
Loss on early extinguishment of debt and other costs	—	(201)	(3,031)
Total interest and other, net	(17,194)	(17,408)	(19,168)
Income from continuing operations before income taxes	13,451	11,919	19,249
Provision for income taxes	(5,370)	(5,066)	(7,642)
Net income from continuing operations	8,081	6,853	11,607
Income (loss) from discontinued operations, net of tax	(2)	125	(204)
Net income	8,079	6,978	11,403
Preferred stock dividend	14	14	14
Net income available to common stockholders	$8,065	$6,964	$11,389

Basic earnings per common share:
Continuing operations	$0.46	$0.37	$0.64
Discontinued operations	—	0.01	(0.01)
Basic earnings per common share	$0.46	$0.38	$0.63

Diluted earnings per common share:
Continuing operations	$0.45	$0.37	$0.64
Discontinued operations	—	0.01	(0.01)
Diluted earnings per common share	$0.45	$0.38	$0.63

Dividends declared per share:	$—	$0.075	$0.100
Weighted average number of common and common equivalent shares outstanding:
Basic	17,635	18,359	18,126
Diluted	17,938	18,397	18,226
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance – December 31, 2009	17,302	$205	$197,033	$(79,016)	$(10,000)	$108,222
Net Income – 2010	—	—	—	8,065	—	8,065
Issuance of common stock	202	2	1,113	—	—	1,115
Exercise of stock options	516	5	1,412	—	—	1,417
Issuance of restricted common stock	250	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(68)	(1)	(217)	—	—	(218)
Amortization of restricted common stock	—	—	1,394	—	—	1,394
Stock-based compensation expense	—	—	254	—	—	254
Acquisition of convertible junior subordinated debentures converted into treasury stock	(44)	—	—	—	(576)	(576)
Balance – December 31, 2010	18,158	213	200,987	(70,951)	(10,576)	119,673
Net Income – 2011	—	—	—	6,964	—	6,964
Issuance of common stock	125	1	521	—	—	522
Exercise of stock options	173	1	290	—	—	291
Issuance of restricted common stock	280	3	(3)	—	—	—
Cancellation and retirement of restricted common stock	(183)	(1)	(426)	—	—	(427)
Amortization of restricted common stock	—	—	1,530	—	—	1,530
Stock-based compensation expense	—	—	337	—	—	337
Treasury stock acquired	(126)	—	(576)	—	(160)	(736)
Dividends on common stock	—	—	(1,376)	—	—	(1,376)
Balance – December 31, 2011	18,427	217	201,284	(63,987)	(10,736)	126,778
Net Income – 2012	—	—	—	11,389	—	11,389
Issuance of common stock	151	1	843	—	—	844
Exercise of stock options	81	1	436	—	—	437
Issuance of restricted common stock	379	4	18	—	—	22
Cancellation and retirement of restricted common stock	(196)	(2)	(432)	—	—	(434)
Accelerated vesting of restricted common stock and options	—	—	281	—	—	281
Amortization of restricted common stock	—	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	466	—	—	466
Treasury stock acquired	(686)	—	—	—	(4,531)	(4,531)
Dividends on common stock	—	—	(1,804)	—	—	(1,804)
Balance – December 31, 2012	18,156	$221	$202,462	$(52,598)	$(15,267)	$134,818
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$8,079	$6,978	$11,403
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	2	(125)	204
Depreciation and amortization	9,953	9,585	10,054
Amortization of deferred financing costs	728	653	685
Gain on repurchase of convertible junior subordinated debentures	(317)	(846)	—
Provision for losses on accounts receivable	3,974	2,756	2,555
Stock-based compensation expense	1,759	1,867	2,174
Deferred income taxes (benefit)	2,432	(3,462)	3,930
Loss on early extinguishment of debt	—	201	1,323
Other	(153)	38	252
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(4,721)	(1,933)	(4,579)
Inventories	(156)	(278)	(20)
Prepaid expenses	605	(919)	(477)
Other current assets	1,384	(312)	5,831
Deferred charges and other	—	(38)	(38)
Preneed funeral and cemetery trust investments	(1,345)	10,956	6,658
Accounts payable and accrued liabilities	2,046	7,003	(7,201)
Deferred preneed funeral and cemetery revenue	177	10,316	3,720
Deferred preneed funeral and cemetery receipts held in trust	1,212	(11,481)	(10,850)
Net cash provided by continuing operating activities	25,659	30,959	25,624
Net cash provided by discontinuing operating activities	20	196	137
Net cash provided by operating activities	25,679	31,155	25,761
Cash flows from investing activities:
Acquisitions	(19,007)	(18,574)	(42,709)
Net proceeds from sales of assets	400	—	—
Capital expenditures	(10,222)	(10,625)	(12,857)
Net cash used in continuing investing activities	(28,829)	(29,199)	(55,566)
Net cash provided by (used in) discontinuing investing activities	(439)	(19)	592
Net cash used in investing activities	(29,268)	(29,218)	(54,974)
Cash flows from financing activities:
Borrowings under the bank Credit Facility	600	2,500	43,307
Payments on long-term debt and obligations under capital leases	(474)	(625)	(3,173)
Proceeds from the exercise of stock options and employee stock purchase plan	1,188	719	896
Dividends on common stock	—	(1,376)	(1,804)
Dividends on redeemable preferred stock	(14)	(14)	(14)
Tax benefit from stock-based compensation	571	25	36
Repurchase of convertible junior subordinated debentures	(576)	(2,241)	—
Payment of loan origination costs	—	(333)	(3,236)
Payment of call premium associated with the senior note redemption	—	—	(1,707)
Purchase of treasury stock	—	(736)	(4,531)
Other financing costs	(43)	2	—
Net cash provided by (used in) financing activities	1,252	(2,079)	29,774
Net increase (decrease) in cash and cash equivalents	(2,337)	(142)	561
Cash and cash equivalents at beginning of year	3,616	1,279	1,137
Cash and cash equivalents at end of year	$1,279	$1,137	$1,698
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of death care services and merchandise in the United States. As of December 31, 2012, we owned and operated 167 funeral homes in 26 states and 33 cemeteries in 12 states.
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Revenues to be recognized from the delivery of merchandise and performance of services related to contracts that were acquired in acquisitions are typically lower than those originated by the Company. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Accounts receivable included approximately $8.2 million and $8.4 million of funeral receivables at December 31, 2011 and 2012, respectively, and $8.4 million and $9.2 million of cemetery receivables at December 31, 2011 and 2012, respectively. Non-current preneed receivables at December 31, 2011 and 2012, represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.7 million and $7.3 million of funeral receivables and $15.1 million and $15.9 million of cemetery receivables at December 31, 2011 and 2012, respectively. For 2011 and 2012, accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $4.0 million, $2.8 million, $2.6 million for 2010, 2011 and 2012, respectively.
Preneed Contracts
We sell interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that we may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that we control are primarily included in the non-current asset section of the balance sheet. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts’ corpus in our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and certain memorials sold. Income from the trust funds is distributed to us and used to provide for the care and maintenance of the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.
An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our analysis continues to support its position as the primary beneficiary in the majority of our funeral and cemetery trust funds.
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (CSV RIA). As of December 31, 2012, CSV RIA provides these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventory
Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	7 to 10
Machinery and equipment	5 to 10
Automobiles	5 to 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment was comprised of the following at December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012
	(in thousands)
Land	$39,673	$47,780
Buildings and improvements	118,343	127,864
Furniture, equipment and automobiles	56,553	61,080
Property, plant and equipment, at cost	214,569	236,724
Less: accumulated depreciation	(78,100)	(84,291)
Property, plant and equipment, net	$136,469	$152,433
During 2010, 2011 and 2012, we recorded $7,365,000, $7,466,000 and $7,741,000 respectively, for depreciation expense against operating income.
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
Income Taxes
The Company and its subsidiaries file a consolidated U.S. Federal income tax return, consolidated state returns in 11 states and separate state income tax returns in the remaining states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans in the form of restricted stock, stock options, performance awards and employee stock purchase plans. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model.
See Note 17 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. For the three years ended December 31, 2010, 2011 and 2012, the calculations for basic and diluted earnings per share are presented in Note 20 to the Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2012.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2012, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (i) we have the intent to hold the investment and (ii) evidence indicates the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of December 31, 2012, no impairment was identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $86.2 million at December 31, 2012 based on available broker quotes of the corresponding preferred securities issued by the Trust.
For more information regarding fair market valuations, see Note 11 to the Consolidated Financial Statements herein.
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
During 2012, we acquired seven businesses, one of which included a cemetery business. See Note 3 to the Consolidated Financial Statements herein for further information on the 2012 acquisitions.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the balance sheet and the operating results, as well as impairments, if any, are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations, along with the income tax effect. There were no discontinued operations during 2011. We ended a management contract with a cemetery in Ohio in January 2012. Two funeral homes in Kentucky were sold during August 2012. We currently have a letter of intent outstanding on funeral homes in Texas and a funeral home in Ohio; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with the locations are reclassified as held

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for sale on the balance sheet and the operating results are presented on a comparative basis in the discontinued operations section of the consolidated statements of operations. See Note 5 to the Consolidated Financial Statements herein for more information.
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
We performed our 2011 and 2012 annual impairment test of goodwill by conducting a qualitative assessment of each of our reporting units, East, Central and West regional divisions in the United States, using information as of August 31st for each of the respective years. See Note 2 to the Consolidated Financial Statements herein, discussing the guidance on the methodology used for the annual goodwill impairment test. Based on our impairment test, we concluded that there was no impairment of goodwill during 2011 and 2012.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. The market capitalization of the Company consists of the common stock, the term loan, the revolving credit facility and convertible trust preferred securities. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance the margins, operating income and net earnings as a percentage of revenues will be consistent from year to year.
Subsequent Events
Management evaluated events and transactions during the period beginning subsequent to December 31, 2012 through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 25 to the Consolidated Financial Statements herein.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Goodwill Impairment Testing
In September 2011, new guidance was issued to modify the method used to perform the first step of the two step process for the annual goodwill impairment test. The guidance permits an entity to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We adopted this update early for our annual impairment testing as of August 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Comprehensive Income
In June 2011, new guidance was issued regarding the reporting of comprehensive income in financial statements. Entities will have the option to present the components of net income and comprehensive income in either a single continuous statement or two separate but consecutive statements. This new guidance eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, thus effective for the Company for the period beginning January 1, 2012. The adoption of this accounting standard update did not have a material impact on our Consolidated Financial Statements
3. ACQUISITIONS
Our growth strategy includes the execution of our Strategic Acquisition Model. We assess acquisition candidates using six strategic ranking criteria to differentiate the price we are willing to pay under a discounted cash flow methodology. Those criteria are:

•	Size of business;

•	Size of market;

•	Competitive standing;

•	Local market demographics;

•	Strength of brand; and

•	Barriers to entry.
We completed seven acquisitions of funeral home businesses including a cemetery business in 2012. The consideration paid for these businesses was $42.7 million and the assumption of $1.0 million of liabilities. During the fourth quarter of 2012, we completed three of the seven acquisitions of funeral home businesses, one in North Carolina, one in Texas and one in Oklahoma, for a total of $20.3 million. During 2011, we completed six acquisitions, one cemetery business and five funeral home businesses for a total of $18.6 million in cash and the assumption of $0.6 million of liabilities and debt. The assets and liabilities for all acquisitions were recorded at fair value and included goodwill of $25.7 million and $10.7 million for 2012 and 2011, respectively. For all acquisitions, we acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The proforma impact of the acquisitions on the prior periods is not presented as the impact is not material to reported results. The results of the acquired businesses are included in our results from the date of acquisition.
Selected information on the 2012 acquisitions follows (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
February, 2012	One Funeral Home	Downington, PA	$1.1	$3.6	$—
March, 2012	One Funeral Home	Griffin, GA	$4.3	$2.8	(0.2)
June, 2012	Two Funeral Homes, One Cemetery	Lawton, OK	$4.7	$0.6	(0.4)
September, 2012	One Funeral Home	Katy, TX	$0.9	$5.2	(0.1)
December, 2012	Two Funeral Homes	High Point, NC	$4.0	$7.8	—
December, 2012	One Funeral Home	Baytown TX	$1.4	$1.0	—
December, 2012	One Funeral Home	Norman, OK	$1.6	$4.7	(0.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of the 2012 acquisitions on the Consolidated Balance Sheet at December 31, 2012 was as follows (in thousands):

Net current assets	$412
Property, plant & equipment	17,644
Goodwill	25,683
Preneed funeral trust investments	1,170
Cemetery perpetual care investments	478
Accrued liabilities	(131)
Note payable	(560)
Care trusts corpus	(478)
Deferred preneed cemetery revenue	(339)
Deferred preneed funeral receipts held in trust	(1,170)
Cash paid	$42,709
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
We performed our 2012 annual impairment test of goodwill by conducting a qualitative assessment of each of our reporting units, East, Central and West regional divisions in the United States, using information as of August 31, 2012. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8, Financial Statements and Supplementary Data, Note 2, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, discussing the methodology used for the annual goodwill impairment test. Based on our 2012 impairment test, we concluded that there was no impairment of goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the year ended December 31, 2011 and 2012 (in thousands):

	December 31, 2011	December 31, 2012
Goodwill at beginning of year	$183,324	$193,962
Acquisitions	10,638	25,683
Impairments and changes in previous estimates	—	(1,118)
Reclassification of assets held for sale	—	(85)
Goodwill at the end of the year	193,962	218,442
Changes in previous estimates are related to minor adjustments to inventory.
5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Portfolio Optimization Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
There were no discontinued operations during 2011. Four businesses are presented as held for sale on our Consolidated Balance Sheet at December 31, 2012. During the first quarter of 2012, we ended a management agreement with a cemetery in Ohio. During August 2012, we sold two funeral home businesses in Kentucky. We currently have a letter of intent outstanding on funeral homes in Texas and a funeral home in Ohio; as such, these businesses are no longer reported within our continuing operations.
Assets and liabilities associated with the cemetery and funeral home businesses held for sale in our Consolidated Balance Sheets at December 31, 2012 consisted of the following (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012
Assets:
Current assets	$238
Property, plant and equipment, net	797
Goodwill	85
Other assets	346
Total	$1,466

Liabilities:
Current liabilities	$75
Deferred preneed funeral revenue	294
Total	$369
The operating results of the discontinued businesses during the periods presented, as well as the gain and impairment on disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	Year Ended December 31,
	2011	2012
Revenues	$2,948	$1,776
Operating income	217	152
Net gain and (impairment) on disposition	—	(490)
Provision (benefit) for income taxes	92	(134)
Income (loss) from discontinued operations	$125	$(204)

6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2011 and 2012 are as follows (in thousands):

	December 31, 2011	December 31, 2012
Preneed cemetery trust investments, at market value	$68,557	$73,126
Less: allowance for contract cancellation	(2,138)	(2,166)
Preneed cemetery trust investments, net	$66,419	$70,960
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included as revenue in the period in which they are earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and fair market values associated with preneed cemetery trust investments at December 31, 2012 are detailed below (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$758	$—	$—	$758
Fixed income securities:
Foreign	2,008	450	—	2,458
Corporate debt	38,299	863	(507)	38,655
Preferred stock	22,362	824	(294)	22,892
Mortgage backed securities	1	—	—	1
Common stock	8,759	34	(1,526)	7,267
Trust securities	$72,187	$2,171	$(2,327)	$72,031
Accrued investment income	$1,095			$1,095
Preneed cemetery trust investments				$73,126
Market value as a percentage of cost				99.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,289
Due in five to ten years	22,191
Thereafter	36,526
Total fixed income securities	$64,006
The cost and market values associated with preneed cemetery trust assets at December 31, 2011 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$1,234	$—	$—	$1,234
Fixed income securities:
Corporate debt	53,227	1,085	(1,548)	52,764
Mortgage backed securities	1	—	—	1
Common stock	13,002	102	(3,646)	9,458
Mutual funds:
Equity	3,808	250	(30)	4,028
Trust securities	$71,272	$1,437	$(5,224)	$67,485
Accrued investment income	$1,072			$1,072
Preneed cemetery trust investments				$68,557
Market value as a percentage of cost				94.7%

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
We have determined that the unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following tables (in thousands):

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	11,363	(325)	622	(182)	11,985	(507)
Preferred stock	1,040	(54)	2,284	(240)	3,324	(294)
Common stock	5,088	(934)	957	(592)	6,045	(1,526)
Total temporary impaired securities	$17,491	$(1,313)	$3,863	$(1,014)	$21,354	$(2,327)

	December 31, 2011
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	27,276	(1,366)	603	(182)	27,879	(1,548)
Common stock	8,208	(3,370)	423	(276)	8,631	(3,646)
Mutual funds:
Equity	—	—	302	(30)	302	(30)
Total temporary impaired securities	$35,484	$(4,736)	$1,328	$(488)	$36,812	$(5,224)
Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Investment income	$3,434	$3,471	$4,038
Realized gains	12,563	14,041	10,497
Realized losses	(821)	(4,453)	(3,574)
Expenses and taxes	(586)	(1,239)	(2,769)
Decrease in deferred preneed cemetery receipts held in trust	(14,590)	(11,820)	(8,192)
	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Purchases	$(56,431)	$(111,550)	$(126,043)
Sales	54,055	121,217	125,897
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we expect to withdraw when the services and merchandise are provided. Preneed funeral contracts are secured by funds paid by the customer to the Company. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to performance by the Company and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2011 and 2012 were as follows (in thousands):

	December 31, 2011	December 31, 2012
Preneed funeral trust investments, at market value	$78,227	$85,415
Less: allowance for contract cancellation	(2,415)	(2,519)
Preneed funeral trust investments, net	$75,812	$82,896
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether it is responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included as revenue in the period in which they are earned.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2012 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$13,448	$—	$—	$13,448
Fixed income securities:
U.S. treasury debt	3,001	75	—	3,076
U.S agency obligations	142	4	—	146
Foreign	1,217	273	—	1,490
Corporate debt	25,060	661	(331)	25,390
Preferred stock	15,228	715	(193)	15,750
Common stock	5,770	27	(996)	4,801
Mutual funds:
Equity	11,843	487	(78)	12,252
Fixed income	6,105	181	(40)	6,246
Other investments	2,143	—	(15)	2,128
Trust securities	$83,957	$2,423	$(1,653)	$84,727
Accrued investment income	$688			$688
Preneed funeral trust investments				$85,415
Market value as a percentage of cost				100.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$645
Due in one to five years	5,153
Due in five to ten years	15,502
Thereafter	24,552
Total fixed income securities	$45,852

The cost and market values associated with preneed funeral trust assets at December 31, 2011 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$12,318	$—	$—	$12,318
Fixed income securities:
U.S. treasury debt	5,421	125	(24)	5,522
Mortgage backed securities	439	12	(1)	450
Corporate debt	36,430	992	(869)	36,553
Common stock	10,007	74	(2,557)	7,524
Mutual funds:
Equity	9,291	42	(967)	8,366
Fixed income	4,361	172	(31)	4,502
Other investments	$2,221	$—	$(16)	$2,205
Trust securities	$80,488	$1,417	$(4,465)	$77,440
Accrued investment income	$787			$787
Preneed funeral trust investments				$78,227
Market value as a percentage of cost				96.2%
We determine whether or not the assets in the preneed funeral trusts have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time as the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have determined that the remaining unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following tables (in thousands):

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	7,419	(212)	406	(119)	7,825	(331)
Preferred stock	685	(35)	1,504	(158)	2,189	(193)
Common stock	3,323	(609)	625	(387)	3,948	(996)
Mutual funds:
Equity	1,613	(25)	632	(53)	2,245	(78)
Fixed income	3,085	(40)	—	—	3,085	(40)
Other investments	—	—	30	(15)	30	(15)
Total temporary impaired securities	$16,125	$(921)	$3,197	$(732)	$19,322	$(1,653)

	December 31, 2011
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	1,473	(24)	—	—	1,473	(24)
Mortgage backed securities	—	—	134	(1)	134	(1)
Corporate debt	15,330	(767)	339	(102)	15,669	(869)
Common stock	5,755	(2,363)	296	(194)	6,051	(2,557)
Mutual funds:
Equity	6,406	(645)	1,348	(322)	7,754	(967)
Fixed income	1,619	(31)	—	—	1,619	(31)
Other investments	—	—	38	(16)	38	(16)
Total temporary impaired securities	$30,583	$(3,830)	$2,155	$(635)	$32,738	$(4,465)
Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Investment income	$3,410	$2,934	$3,952
Realized gains	11,023	10,772	4,406
Realized losses	(532)	(3,223)	(2,536)
Expenses and taxes	(873)	(1,224)	(1,550)
Decrease in deferred preneed funeral receipts held in trust	(13,028)	(9,259)	(4,272)
	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Purchases	$(11,800)	$(89,969)	$(72,424)
Sales	8,321	86,846	72,639
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights, merchandise and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we have offered zero percent interest financing to promote sales for limited-time offers. We do not accrue interest on financing receivables that are not paid in accordance with the contractual payment date given the nature of our goods and services, the nature of our contracts with customers, and the timing of the delivery of our services. At December 31, 2012, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $21.6 million and $8.3 million, respectively. The unearned finance charges associated with these receivables was $3.0 million and $3.3 million at December 31, 2011 and 2012, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 7.2% of the total receivables on recognized sales at December 31, 2012. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2011 and 2012, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2011	2012
Beginning balance	$1,488	$1,352
Write-offs and cancellations	(1,551)	(826)
Recoveries	—	—
Provision	1,415	1,377
Ending balance	$1,352	$1,903
We have a collections policy whereby past due notification is sent to the customers beginning at 15 days past due and thereafter periodically until 90 days past due. Any items on contracts that are past due 120 days are sent to a third-party collector.
The aging of past due financing receivables as of December 31, 2012 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$560	$949	$109	$660	$2,278	$18,689	$20,967
Deferred revenue	251	406	54	245	956	7,968	8,924
Total contracts	$811	$1,355	$163	$905	$3,234	$26,657	$29,891
The aging of past due financing receivables as of December 31, 2011 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$832	$437	$242	$455	$1,966	$17,587	$19,553
Deferred revenue	349	177	100	187	813	7,212	8,025
Total contracts	$1,181	$614	$342	$642	$2,779	$24,799	$27,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2011 and 2012, receivables from preneed trusts were as follows (in thousands):

	December 31, 2011	December 31, 2012
	(in thousands)
Preneed trust funds, at cost	$23,182	$26,671
Less: allowance for contract cancellation	(695)	(800)
Receivables from preneed trusts, net	$22,487	$25,871
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2012 and 2011. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2012
Cash and cash equivalents	$3,476	$3,476
Fixed income investments	17,516	17,826
Mutual funds and common stocks	5,653	6,070
Annuities	26	26
Total	$26,671	$27,398

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2011
Cash and cash equivalents	$3,450	$3,450
Fixed income investments	15,106	15,231
Mutual funds and common stocks	4,587	4,842
Annuities	39	39
Total	$23,182	$23,562
9. CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to the Company and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $216.0 million and $237.4 million at December 31, 2011 and 2012, respectively, and are not included in our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Cemetery Care trusts’ corpus on the Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Cemetery Care trusts’ corpus as of December 31, 2011 and December 31, 2012 were as follows (in thousands):

	December 31, 2011	December 31, 2012
Trust assets, at market value	$41,485	$46,542
Obligations due from (to) trust	(106)	(622)
Care trusts’ corpus	$41,379	$45,920
The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2012 (in thousands).

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$545	$—	$—	$545
Fixed income securities:
Foreign	1,267	284	—	1,551
Corporate debt	24,324	556	(323)	24,557
Preferred stock	14,225	525	(187)	14,563
Mortgage backed securities	1	—	—	1
Common stock	5,563	22	(969)	4,616
Trust securities	$45,925	$1,387	$(1,479)	$45,833
Accrued investment income	$709			$709
Cemetery perpetual care investments				$46,542
Market value as a percentage of cost				99.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,367
Due in five to ten years	14,080
Thereafter	23,225
Total fixed income securities	$40,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2011 are detailed below (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Market
Cash and money market accounts	$210	$—	$—	$210
Fixed income securities:
Corporate debt	34,900	709	(1,083)	34,526
Other	1	—	—	1
Common stock	8,333	63	(2,350)	6,046
Trust securities	$43,444	$772	$(3,433)	$40,783
Accrued investment income	$702			$702
Cemetery perpetual care investments				$41,485
Market value as a percentage of cost				93.9%
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus.
We have determined that the remaining unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2012 and 2011, are shown in the following tables (in thousands):

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	7,236	(207)	396	(116)	7,632	(323)
Preferred stock	664	(34)	1,459	(153)	2,123	(187)
Common stock	3,231	(593)	608	(376)	3,839	(969)
Total temporary impaired securities	$11,131	$(834)	$2,463	$(645)	$13,594	$(1,479)

	December 31, 2011
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	19,076	(955)	422	(128)	19,498	(1,083)
Common stock	5,290	(2,172)	272	(178)	5,562	(2,350)
Total temporary impaired securities	$24,366	$(3,127)	$694	$(306)	$25,060	$(3,433)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Undistributable realized gains	$5,774	$7,111	$5,664
Undistributable realized losses	(780)	(2,347)	(1,707)
Decrease in Care trusts’ corpus	(4,994)	(4,764)	(3,957)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2010, 2011 and 2012 were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Investment income	$2,124	$2,563	$5,612
Realized gains, net	2,132	1,085	1,200
Total	$4,256	$3,648	$6,812
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2010	2011	2012
Purchases	$(38,736)	$(40,030)	$(82,793)
Sales	39,819	53,823	83,060
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
We evaluated its financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The long-term debt and line of credit are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and line of credit approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible junior subordinated debentures is approximately $86.2 million at December 31,2012, based on available broker quotes of the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on the Consolidated Balance Sheets as having met such criteria.
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

•
Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include certain fixed income securities and fixed income mutual funds; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2012, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for its investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
The following table summarizes the fair value on a recurring basis and summarizes the fair value hierarchy of the valuation techniques utilized by us to determine the fair values as of December 31, 2012 (in thousands). Certain fixed income and other securities are reported at fair value using Level 2 inputs. For these securities, we use pricing services and dealer quotes.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Assets:
Fixed income securities:
U.S. treasury debt	$3,076	$—	$—	$3,076
U.S. agency obligations	146	—	—	146
Foreign debt	—	5,499	—	5,499
Preferred stock	—	53,205	—	53,205
Mortgage-backed securities	—	2	—	2
Corporate debt	—	88,602	—	88,602
Common stock	16,684	—	—	16,684
Mutual funds:
Equity
U.S. large cap	6,686	—	—	6,686
U.S. mid cap	1,049	—	—	1,049
U.S. small cap	1,150	—	—	1,150
International	2,503	—	—	2,503
U.S. REIT	864	—	—	864
Fixed income
U.S. investment grade	—	3,607	—	3,607
U.S. high yield	—	2,639	—	2,639
Other
Insurance	—	2,099	—	2,099
Other	—	29	—	29
Total assets	$32,158	$155,682	$—	$187,840
There were no significant transfers between Levels 1 and 2 for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2011 and 2012 were as follows (in thousands):

	December 31, 2011	December 31, 2012
Prepaid agreements not to compete, net of accumulated amortization of $4,779 and $4,877, respectively	$425	$326
Deferred loan costs, net of accumulated amortization of $3,161 and $199, respectively	1,700	3,041
Deferred income tax asset	3,955	2,220
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,698 and $1,811, respectively	2,345	2,232
Other	2,026	1,605
Deferred charges and other non-current assets	$10,451	$9,424
Agreements not to compete are amortized over the term of the respective agreements, ranging from four to ten years. Deferred loan costs are being amortized over the term of the related debt.
13. LONG-TERM DEBT
The Company’s senior long-term debt consisted of the following at December 31, 2011 and 2012 (in thousands):

	December 31, 2011	December 31, 2012
Revolving credit facility, secured, floating rate	$3,100	$44,700
Senior Notes	130,000	—
Term loan, secured, floating rate	—	127,500
Acquisition debt	140	294
Other	2,257	2,133
Less: current portion	(497)	(11,086)
Total long-term debt	$135,000	$163,541
At December 31, 2011, we had outstanding a principal amount of $130.0 million of the Senior Notes, due in 2015, with interest payable semi-annually. We had a $60.0 million senior secured revolving credit facility with a $15.0 million accordion feature that was to mature in October 2014 and was collateralized by all personal property and funeral home real property in certain states. The credit facility was collateralized by the accounts receivable and all personal property of the Company.

On August 30, 2012, we replaced our previous credit facility with the Credit Facility, a new $235 million secured bank credit facility with Bank of America, N.A. as the Administrative Agent, comprised of a $105 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans. The Credit Facility refinanced our previous credit facility, redeemed our Senior Notes, our existing 7 7/8% senior notes, paid other transaction related fees and expenses and will provide for future corporate needs.
The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At December 31, 2012, the prime rate and prime rate margin was 3.25% and 2.50%, respectively and the LIBOR rate and LIBOR margin was 0.21% and 3.50%, respectively. As of December 31, 2012, $44.7 million was drawn under the revolving credit facility and $127.5 million outstanding under the term loan at a weighted average interest rate of 3.73%.
The proceeds of the term loan borrowings were used to redeem the Senior Notes. The redemption was completed on September 28, 2012. In connection with the redemption of the Senior Notes, we incurred a premium payment to the former debtholders in the amount of $1.7 million and recorded a pre-tax charge in the amount of $1.3 million to write off the related unamortized loan costs. Consequently, the $7.3 million of Senior Notes previously held by an unrelated company of which one of our board members is the Chief Investment Officer, were redeemed.
The fees related to entering into the current Credit Facility were approximately $3.2 million and are being amortized over the life of the facility. No letters of credit were issued and outstanding under the Credit Facility at December 31, 2012. Interest is payable quarterly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Carriage, the parent entity, has no material assets or operations independent of its subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for the Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (TIDES) 7% convertible preferred securities) have fully and unconditionally guaranteed the Company’s obligations under the Credit Facility. Additionally, the Company does not currently have any significant restrictions on its ability to receive dividends or loans from any subsidiary guarantor under the Credit Facility.
We were in compliance with the covenants contained in the previous credit facility as of December 31, 2011 and the Credit Facility as of December 31, 2012. The Credit Facility requires us to comply with certain financial ratios, including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2012, the leverage ratio was 3.06 to 1.00 and the fixed charge coverage ratio was 2.62 to 1.00.
Acquisition debt consists of deferred purchase price notes payable to sellers. The deferred purchase price notes bear interest at 0%, discounted at imputed interest rates ranging from 6% to 8%, with original maturities from three to fifteen years.
The aggregate maturities of long-term debt for the next five years as of December 31, 2012 are approximately $11,086,000, $13,244,000, $16,574,000, $20,258,000 and $112,865,000, respectively and $600,000 thereafter.

14.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) during June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit and are convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The subordinated debentures and the TIDES mature in 2029, and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. There are no deferred distributions at December 31, 2012.
For the year ended December 31, 2011, the Company repurchased 61,742 shares of these TIDES for approximately $2,241,000 and recorded a gain of $846,000. The Company converted these preferred shares at the current conversion rate of 2.4465 into shares of common stock equal to 151,052 shares. Immediately upon the exchange, these common shares were canceled. No repurchases were made in 2012. At December 31, 2012, amounts outstanding under the convertible junior subordinated debentures totaled $89.8 million.
15. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, vehicles and equipment under operating leases for terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $4,807,000, $5,593,000 and $5,897,000 for 2010, 2011 and 2012, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying Consolidated Balance Sheets in the amount of $1,059,000 in 2011 and $1,021,000 in 2012, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2012, future minimum lease payments under non-cancelable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2013	$4,138	$439
2014	3,742	466
2015	2,794	504
2016	2,009	505
2017	1,842	494
Thereafter	4,929	4,664
Total future minimum lease payments	$19,454	$7,072
Less: amount representing interest (rates ranging from 7% to 11.5%)		(2,928)
Less: current portion of obligations under capital leases		(131)
Long-term obligations under capital leases		$4,013
Agreements and Employee Benefits
We have obtained various agreements not to compete from former owners and employees. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. The aggregate payments due under these agreements for the next five years total $1,405,000, $1,362,000, $1,227,000, $970,000, and $598,000 respectively and $1,190,000 thereafter.
We have entered into various consulting agreements with former owners of businesses. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for future payments monthly or bi-weekly. The aggregate payments for the next five years total $1,015,000, $746,000, $508,000, $344,000 and $111,000, respectively and $36,000 thereafter.
The Company has entered into employment agreements with its executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired. The minimum payments due under these agreements for the next four years are approximately $1,735,000, $1,315,000, $1,125,000 and $224,000.
Carriage sponsors a defined contribution plan (401K) for the benefit of its employees. The Company’s matching contributions and plan administrative expenses totaled $1,243,000, $1,357,000, and $1,240,000 for 2010, 2011 and 2012, respectively. The Company does not offer any post-retirement or post-employment benefits.
Other Commitments
We have an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. The Company and the contractor may terminate the contract for various reasons upon written notification. Payments vary based on the level of resources provided. We paid $1.9 million, $2.0 million and $1.6 million to the contractor for services in 2010, 2011 and 2012, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
16. INCOME TAXES
The provision for income taxes from continuing operations for the years ended December 31, 2010, 2011 and 2012 consisted of (in thousands):

	Year Ended December 31,
	2010	2011	2012
Current:
U. S. federal	$1,915	$7,506	$3,757
State	1,023	1,022	(45)
Total current provision	2,938	8,528	3,712
Deferred:
U. S. federal	2,236	(3,414)	4,370
State	196	(48)	(440)
Total deferred provision	2,432	(3,462)	3,930
Total income tax provision	$5,370	$5,066	$7,642
A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2010		2011		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$4,574	34.0%	$4,058	34.0%	$6,547	34.0%
Effect of state income taxes, net of federal benefit	858	6.4	704	5.9	689	3.6
Effect of non-deductible expenses and other, net	136	1.1	514	4.3	1,424	7.4
Change in valuation allowance	(198)	(1.5)	(210)	(1.7)	(1,018)	(5.3)
Total	$5,370	40.0%	$5,066	42.5%	$7,642	39.7%

During 2012, the Internal Revenue Service approved two accounting method change requests. These requests related to advanced payments on preneed funeral insurance policy commissions and nonrefundable, non-trusted advances received for services sold pursuant to preneed funeral and cemetery contracts. These accounting method changes are effective for the tax year ended December 31, 2012. Internal Revenue Code Section 481(a) requires the taxpayer to recalculate income that was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

previously recognized in order to be placed on a new accounting method. This resulted in a cumulative adjustment of $5.2 million that reduced current year taxable income and reduced a previously recognized deferred tax asset for deferred revenue.
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2011 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2011	2012
Deferred income tax assets:
Net operating loss carryforwards	$2,474	$3,787
State tax credit carryforwards	91	83
State bonus depreciation	267	155
Accrued liabilities and other	3,075	1,252
Amortization of non-compete agreements	336	471
Preneed liabilities, net	33,301	32,452
Total deferred income tax assets	39,544	38,200
Less valuation allowance	(1,335)	(317)
Total deferred income tax assets	$38,209	$37,883
Deferred income tax liabilities:
Amortization and depreciation	$(30,753)	$(34,125)
Other	(426)	(318)
Total deferred income tax liabilities	(31,179)	(34,443)
Total net deferred tax assets	$7,030	$3,440
Current deferred tax asset	$3,075	$1,220
Non-current deferred tax asset	3,955	2,220
Total net deferred tax assets	$7,030	$3,440
The current deferred tax asset is included in Inventories and other current assets at December 31, 2011 and 2012. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2011 and 2012.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized a $1,018,000 decrease in its valuation allowance during 2012.
For federal income tax reporting purposes, we did not have net operating loss carryforward available during the current year. For state reporting purposes, we have approximately $50.4 million of net operating loss carryforwards that will expire between 2014 and 2031, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the Company will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2012 was attributable to the deferred tax asset related to the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in its unrecognized tax benefits during the next year.
We have unrecognized tax benefits for federal and state income tax purposes totaling $7.7 million as of December 31, 2012, resulting from deductions totaling $21.8 million on federal returns and $20.8 million on various state returns. We have state net operating loss carryforwards exceeding these deductions, and has accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For federal and certain states without net operating loss carryforwards, we have increased our taxes payable by deductions that are not considered more likely than not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Unrecognized tax benefit at beginning of year	$6,863	$7,396	$7,617
Reductions based on tax positions related to the prior year	—	—	(259)
Additions based on tax positions related to the current year	562	253	389
Reductions as a result of a lapse of the applicable statute of limitations	(29)	(32)	—
Unrecognized tax benefit at end of year	$7,396	$7,617	$7,747
The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2012 were not material to our operations. We do not anticipate a significant increase or decrease in its unrecognized tax benefits during the next twelve months. The amount of penalty and interest recognized in the balance sheet and statement of operations was not material for the year ended December 31, 2012.
The Company’s federal income tax returns for 2006 through 2011 are open tax years that may be examined by the Internal Revenue Service. The Company’s unrecognized state tax benefits are related to state returns open from 2002 through 2011.
17. STOCKHOLDERS’ EQUITY
Stock Based Compensation Plans
During the three year period ended December 31, 2012, we had four stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the Second Amended and Restated 2006 Long Term Incentive Plan (the “Amended and Restated 2006 Plan”). All of the options granted under the plans have ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan and the Director’s Plan were terminated during 2006. The 2006 Amended and Restated Plan expires on May 24, 2022. The expiration and termination of these plans does not affect the options previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board. On May 23, 2012, our Stockholders approved the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan which, among other things, increased the reserve balance from 2,850,000 shares to 5,000,000 shares. The Amended and Restated 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Amended and Restated Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s common stock as determined by the closing price on the date of the option grant. The options have ten year terms.
The status of each of the plans at December 31, 2012 is as follows (in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
1995 plan	—	—	6
1996 plan	—	—	2
Directors’ plan	—	—	—
Amended and restated 2006 plan	5,000	1,083	304
Total	5,000	1,083	312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Options
The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, as indicated by year:

	2010	2011	2012
Dividend yield	—%	—%	1.7%
Expected volatility	50.50%	60.09%	60.09%
Risk-free interest rate	3.52%	1.25%	1.25%
Expected life (years)	5	3	3
On March 5, 2012, a total of 96,283 stock options were awarded to certain officers of the Company. These options will vest in 33 1/3% increments over a three year period and will expire on March 5, 2022. The value of these stock options is approximately $0.2 million. In 2011, a total of 210,549 stock options were awarded, the value of which is approximately $0.5 million. In 2010, a total of 211,401 stock options were awarded, the value of which is approximately $0.5 million .
A summary of the stock options at December 31, 2010, 2011 and 2012 and changes during the three years ended                                     December 31, 2012 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2010		2011		2012
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	787	$2.71	445	$4.74	321	$5.17
Granted	211	$4.78	211	$5.69	96	$5.94
Exercised	(516)	$1.56	(173)	$5.56	(81)	$4.90
Canceled or expired	(37)	$4.79	(162)	$5.24	(24)	$5.94
Outstanding at end of year	445	$4.74	321	$5.17	312	$5.41
Exercisable at end of year	253	$4.71	106	$4.75	145	$5.13
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2012 was $2,017,000 and $974,000 respectively. The total intrinsic value of options exercised during 2010, 2011 and 2012 totaled $1,628,000, $203,800, and $260,000 respectively.
The total fair value value of stock options vested during 2010, 2011 and 2012 totaled approximately $0, $60,000 and $142,000 respectively. We recorded compensation expense related to vesting stock options totaling less than $81,000 in 2010, $237,000 in 2011, and $218,000 in 2012.
As of December 31, 2012, there was $201,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options expected to be recognized over a weighted average period of 1.52 years.
The following table further describes our outstanding stock options at December 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices 150% increment	Number Outstanding at 12/31/12	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/12	Weighted-Average Exercise Price
$3.12-4.78	8	0.77	$4.46	8	$4.46
$4.78-4.78	104	7.38	$4.78	77	$4.78
$4.79-5.70	3	8.61	$5.21	—	—
$5.70-5.70	124	8.17	$5.70	60	$5.70
$5.94-5.94	73	9.18	$5.94	—	$—
$3.12-5.94	312	7.95	$5.41	145	$5.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions. Purchases are made quarterly; the price being 85% of the lower of the price on the grant date or the purchase date. In 2010, employees purchased a total of 106,880 shares at a weighted average price of $3.38 per share. In 2011, employees purchased a total of 86,287 shares at a weighted average price of $4.15 per share. In 2012, employees purchased a total of 100,620 shares at a weighted average price of $4.92 per share. Compensation cost for the employee stock purchase plan ("ESPP") totaling approximately $173,000, $100,000, and $135,000 was expensed in 2010, 2011 and 2012, respectively.
The fair values of the grants at the beginning of each of the years pursuant to our ESPP were estimated using the following assumptions:

	2010	2011	2012
Dividend yield	—%	—%	1.7%
Expected volatility	70%	29%	32%
Risk-free interest rate	0.08%, 0.18%, 0.31%, 0.45%	0.15%, 0.19%, 0.24%, 0.29%	0.02%, 0.06%, 0.09%, 0.12%
Expected life (years)	.25, .50, .75, 1	.25, .50, .75, 1	.25, .50, .75, 1
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
Restricted Stock Grants
The Company, from time to time, issues shares of restricted common stock to certain officers, directors, and key employees of the Company from its stock benefit plans. The restricted stock issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year terms, respectively. A summary of the status of unvested restricted stock awards as of December 31, 2012, and changes during 2012, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	491	$5.38
Awards	383	6.04
Vestings	(266)	4.72
Cancellations	(43)	5.58
Unvested at December 31, 2012	565	$5.81
Related to the vesting of restricted stock awards previously awarded to our officers, employees and directors, we recorded compensation expense, included in general, administrative and other expenses, totaling $1.3 million for the year ended December 31, 2010, $1.9 million for the year ended December 31, 2011, and $1.4 million for the year ended December 31, 2012.
As of December 31, 2012, we had $3.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Performance-based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board approved the grant of performance awards with both market and service vesting conditions to certain officers, employees and outside directors. The awards vest and become exercisable only in the event the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, and the grantee remains continuously employed by us from the grant date through such date, which can be no earlier than the first anniversary of the grant date. If the market condition is met prior to the first anniversary of the grant date, then such award will not become vested until the first anniversary of the grant date, provided that the grantee remains continuously employed by us from the grant date through the first anniversary of the grant date. Promptly following the date a grantee’s award becomes vested (but no later than March 15th of the year following the year in which the award becomes vested) and subject to the grantee’s payment of the purchase price, we will issue and deliver to the grantee the number of shares of our common stock subject to the award. The purchase price is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

equal to the greater of (a) the fair market value of a share of our common stock on the grant date plus $0.50 or (b) $9.00. A grantee’s award will automatically terminate without payment of any consideration if (i) the grantee’s employment with us terminates for any reason (other than due to death or disability) prior to the vesting or (ii) the vesting does not occur on or before the fifth anniversary of the grant date.
During 2012, we granted 1,705,000 performance awards with an aggregate fair value of approximately $1.5 million. The fair value of the performance awards are estimated on the date of grant using a Monte-Carlo simulation pricing model with the following assumptions: share price at date of grant of (majority at $7.76); weighted average purchase price at grant date of $9.07; performance hurdle price of $21.50; expected dividend yield of 1.7%; median time to vesting of 3.37 years; and expected volatility of 31.3%. Expected volatilities are based on the historical volatility of the weekly closing stock price of the underlying common stock utilizing a five year period to the valuation date with a 5.0% weighting to the year between August 2008 and August 2009 to effect for mean reversion in asset prices during the global financial crisis. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The allowance for forfeiture is 5.0% and it is assumed that the holders of the performance awards will exercise the award immediately upon vesting. The pre-tax compensation expense associated with these awards for the year ended December 31, 2012 was $0.1 million.
Director Compensation Plans
On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (i) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments;and (ii) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 23, 2012. Prior to the approval of the new Director Compensation Policy, there were two meetings for which directors were paid under the previous policy
On May 23, 2012, we issued 41,436 shares of common stock to each of the four independent directors for such retainer. One new director joined our Board during the first quarter of 2012, at which time he was granted 16,835 shares valued at $100,000. One-half of those shares vested immediately; the remainder vest over two years.
We recorded $419,000, $557,000 and $777,000, respectively in pre-tax compensation expense, included in general, administrative and other expenses, for the years ended December 31, 2010, 2011 and 2012, respectively, related to the director fees, annual retainers, and immediate vesting on grants to new directors.
Cash Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2012, June 1, 2012, September 1, 2012 and December 3, 2012 respectively, to record holders of our common stock as of February 13, 2012, May 15, 2012, August 17, 2012 and November 13, 2012 respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

18. SHARE REPURCHASE PROGRAM
During May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3 million of our common stock for a total of up to $8 million of the Company’s common stock. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. The repurchased shares are held as treasury stock.
19. PREFERRED STOCK
The Company has 40,000,000 authorized shares of preferred stock. We issued 20,000 shares of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior to February 22, 2013 into the Company’s common stock on a one-for-one basis. If not converted into the Company’s common stock, the preferred stock is subject to mandatory redemption on February 22, 2013. Dividends accrue on a cumulative basis at the rate of 7% per year, payable quarterly.
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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
	(in thousands, except per share data)
Net income	$8,079	$6,978	$11,403
Net income allocated to non-vested share awards	(302)	(307)	(361)
Preferred stock dividend	(14)	(14)	(14)
Undistributed earnings available to common stockholders	$7,763	$6,657	$11,028
Income (loss) from discontinued operations	(2)	125	(204)
Undistributed earnings from continuing operations available to common stockholders	7,765	6,532	11,232

Weighted average number of common shares outstanding for basic EPS computation	17,635	18,359	18,126
Effect of dilutive securities:
Stock options	303	38	100
Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	17,938	18,397	18,226
Basic earnings per common share:
Undistributed earnings	$0.44	$0.35	$0.62
Allocation of earnings to non-vested share awards	0.02	0.02	0.02
Basic earnings per share from continuing operations	0.46	0.37	0.64
Discontinued operations	—	0.01	(0.01)
Basic earnings per common share	$0.46	$0.38	$0.63
Diluted earnings per common share:
Undistributed earnings	$0.43	$0.35	$0.62
Allocation of earnings to non-vested share awards	0.02	0.02	0.02
Diluted earnings per share from continuing operations	0.45	0.37	0.64
Discontinued operations	—	0.01	(0.01)
Diluted earnings per common share	$0.45	$0.38	$0.63
Options to purchase 0.7 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2010, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares.
Options to purchase 0.5 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2011, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares.
There were no options excluded in the computation of diluted earnings per share for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, long-lived assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2012	$154,057	$50,092	$—	$204,149
2011	143,144	44,534	—	187,678
2010	135,906	45,895	—	181,801
Income (loss) from continuing operations before income taxes:
2012	$46,467	$14,031	$(41,249)	$19,249
2011	41,646	10,031	(39,758)	11,919
2010	37,657	9,407	(33,613)	13,451
Total assets:
2012	$481,356	$237,897	$18,832	$738,085
2011	423,714	226,177	22,886	672,777
2010	409,329	242,461	19,222	671,012
Long-lived assets:
2012	$355,807	$87,687	$5,056	$448,550
2011	305,540	91,430	7,185	404,155
2010	286,868	90,611	7,183	384,662
Depreciation and amortization:
2012	$5,974	$3,116	$964	$10,054
2011	5,719	2,853	1,013	9,585
2010	5,338	3,260	1,355	9,953
Capital expenditures:
2012	$8,225	$3,401	$1,231	$12,857
2011	5,939	3,673	1,013	10,625
2010	6,028	3,448	746	10,222
Number of operating locations at year end:
2012	167	33	—	200
2011	159	33	—	192
2010	147	33	—	180
Interest expense:
2012	$320	$49	$16,731	$17,100
2011	343	66	17,695	18,104
2010	312	76	17,874	18,262
Income tax expense (benefit) from continuing operations:
2012	$18,447	$5,570	$(16,375)	$7,642
2011	17,700	4,263	(16,897)	5,066
2010	15,033	3,755	(13,418)	5,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Revenues:
Goods
Funeral	$54,484	$56,723	$61,166
Cemetery	30,201	28,407	29,902
Total goods	$84,685	$85,130	$91,068
Services
Funeral	$73,113	$78,253	$85,212
Cemetery	9,355	9,745	10,166
Total services	$82,468	$87,998	$95,378
Financial revenue
Preneed funeral commission income	$2,266	$1,811	$1,711
Preneed funeral trust earnings	6,043	6,357	5,968
Cemetery trust earnings	4,804	5,041	8,506
Cemetery finance charges	1,535	1,341	1,518
Total financial revenue	$14,648	$14,550	$17,703
Total revenues	$181,801	$187,678	$204,149

Cost of revenues:
Goods
Funeral	$46,614	$46,947	$49,402
Cemetery	24,059	22,113	23,111
Total goods	$70,673	$69,060	$72,513
Services
Funeral	$39,769	$41,061	$42,406
Cemetery	6,438	6,514	6,857
Total services	$46,207	$47,575	$49,263
Financial expenses
Preneed funeral commissions	$1,384	$1,375	$1,392
Trust administration fees	—	—	64
Total financial expenses	$1,384	$1,375	$1,456
Total cost of revenues	$118,264	$118,010	$123,232
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2011 and 2012, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$51,774	$49,675	$49,399	$53,301
Gross profit	16,847	14,284	13,865	16,879
Net income from continuing operations	$4,160	$2,662	$496	$4,289
Net income (loss) from discontinued operations	298	2	111	(615)
Preferred stock dividend	(3)	(4)	(3)	(4)
Net income available to common shareholders	$4,455	$2,660	$604	$3,670
Basic earnings per common share:	$0.24	$0.15	$0.03	$0.21
Diluted earnings per common share:	$0.24	$0.15	$0.03	$0.21

2011
Revenues	$50,108	$47,130	$43,298	$47,142
Gross profit	15,032	13,466	10,547	13,027
Net income from continuing operations	$3,263	$2,556	$739	$295
Net income from discontinued operations	12	45	53	15
Preferred stock dividend	(4)	(3)	(5)	(2)
Net income available to common shareholders	$3,271	$2,598	$787	$308
Basic earnings per common share:	$0.18	$0.14	$0.04	$0.02
Diluted earnings per common share:	$0.18	$0.14	$0.04	$0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Cash paid for interest and financing costs	$17,818	$17,690	$21,518
Cash paid for taxes	393	743	416
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	1,129	1,591	4,631
Restricted common stock withheld for payroll taxes	131	415	421
Net (deposits) withdrawals in preneed funeral trusts	148	(1,383)	4,341
Net (deposits) withdrawals in preneed cemetery trusts	(1,848)	11,031	2,482
Net withdrawals in perpetual care trusts	674	1,521	3,513
Net decrease in preneed funeral receivables	376	317	399
Net (increase) decrease in preneed cemetery receivables	(696)	1,548	(821)
Net deposits of receivables from preneed trusts	(343)	(251)	(3,677)
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	(872)	1,034	(874)
Net change in preneed cemetery receivables increasing deferred revenue	1,040	9,282	4,594
Net deposits (withdrawals) into (from) preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts	(148)	1,383	(4,341)
Net deposits (withdrawals) into (from) preneed cemetery trust accounts increasing (decreasing) deferred cemetery receipts	1,848	(11,031)	(2,482)
Net withdrawals from perpetual care trust accounts decreasing care trusts’ corpus	(488)	(1,833)	(4,028)
25. SUBSEQUENT EVENTS
On February 15, 2013, we sold the businesses in Texas that were held for sale at December 31, 2012 for approximately $1.9 million in cash.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
Under date of March 18, 2013, we reported on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, in this annual report on Form 10-K for the year 2012. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Part IV, Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
March 18, 2013

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2010:
Allowance for bad debts, current portion	$751	$3,942	$3,714	$979
Allowance for preneed bad debts, contract cancellations and receivables from preneed trusts, non-current portion	$1,160	$2,648	$2,570	$1,236
Employee severance accruals	$—	$237	$—	$237
Litigation reserves	$1,059	$—	$6	$1,053
Valuation allowance of the deferred tax asset	$1,743	$—	$198	$1,545

Year ended December 31, 2011:
Allowance for bad debts, current portion	$979	$1,226	$1,277	$928
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,236	$2,335	$1,843	$1,728
Employee severance accruals	$237	$1,935	$2,015	$157
Litigation reserves	$1,053	$—	$27	$1,026
Valuation allowance of the deferred tax asset	$1,545	$—	$210	$1,335

Year ended December 31, 2012:
Allowance for bad debts, current portion	$928	$1,614	$1,365	$1,177
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,728	$903	$572	$2,059
Employee severance accruals	$157	$486	$485	$158
Litigation reserves	$1,026	$—	$918	$108
Valuation allowance of the deferred tax asset	$1,335	$—	$1,018	$317

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective, as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management's report on our internal control over financial reporting is presented on the following page of this Form 10-K. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2012 using the framework specified in Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
The Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2012, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chairman of the Board and Chief Executive Officer

/s/ Cliff Haigler
Cliff Haigler
Principal Accounting Officer
March 18, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 18, 2013

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2012, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Code of Ethics
We have adopted a Business Ethics and Code of Conduct (the "Code"), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our Internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	312,300	$5.41	1,083,074
Equity compensation plans not approved by security holders	—	—	—
Total	312,300	$5.41	1,083,074

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:

(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this Form 10-K on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	80
Financial Statement Schedule II — Valuation and Qualifying Accounts	81
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2013 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

4.10
First Supplemental Indenture dated as of August 2, 2007 among Cloverdale Park, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

4.11
Second Supplemental Indenture dated as of December 13, 2007 among Cataudella Funeral Home, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

4.12
Third Supplemental Indenture dated as of May 7, 2012 among Carriage Merger V, Inc., Carriage Merger VI, Inc., Carriage Merger VII, Inc., Carriage Merger VIII, Inc., Carriage Merger IX, Inc., and Carriage Merger X, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.1
Credit Agreement dated August 11, 2011, among Carriage Services, Inc., as the Borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”) as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011.

10.2
Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Wells Fargo Bank, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2012

*10.3	First Amendment to Credit Agreement dated November 29, 2012.

*10.4	Second Amendment to Credit Agreement dated February 14, 2013.

10.5	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.6	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.7	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.8
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

10.12	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.13
Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.14
Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.15
Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.16
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.17
First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.18
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Terry E. Sanford incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.19
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and George J. Klug incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.20	Separation agreement with Jay D. Dodds dated November 3, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

10.21	Separation agreement with J. Bradley Green dated November 3, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

*10.22	Separation agreement with Terry E. Sanford dated August 2, 2012.

10.23	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2012.

10.24	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.25	Director Compensation Policy dated March 5, 2012. Incorporated by reference to exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

*12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Cliff Haigler in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Cliff Haigler in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chairman of the Board, Chief Executive
Melvin C. Payne	Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ Cliff Haigler	Principal Accounting Officer	March 18, 2013
Cliff Haigler

/s/ L. William Heiligbrodt	Vice Chairman of the Board, Executive	March 18, 2013
L. William Heiligbrodt	Vice President, Secretary and Director

/s/ David J. DeCarlo	Director	March 18, 2013
David J. DeCarlo

/s/ Donald D. Patteson Jr .	Director	March 18, 2013
Donald D. Patteson Jr.

/s/ Richard W. Scott	Director	March 18, 2013
Richard W. Scott

/s/ Barry K. Fingerhut	Director	March 18, 2013
Barry K. Fingerhut

EXHIBIT INDEX

Exhibit No.	Description

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

4.10
First Supplemental Indenture dated as of August 2, 2007 among Cloverdale Park, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

4.11
Second Supplemental Indenture dated as of December 13, 2007 among Cataudella Funeral Home, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

4.12
Third Supplemental Indenture dated as of May 7, 2012 among Carriage Merger V, Inc., Carriage Merger VI, Inc., Carriage Merger VII, Inc., Carriage Merger VIII, Inc., Carriage Merger IX, Inc., and Carriage Merger X, Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.1
Credit Agreement dated August 11, 2011, among Carriage Services, Inc., as the Borrower, and Wells Fargo Bank, N.A. (“Wells Fargo”) as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2011.

10.2
Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Wells Fargo Bank, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2012

*10.3	First Amendment to Credit Agreement dated November 29, 2012.

*10.4	Second Amendment to Credit Agreement dated February 13, 2013.

10.5	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.6	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.7	Indemnity Agreement with George J. Klug dated May 13, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2003. †

10.8
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

10.12	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.13
Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.14
Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.15
Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Proxy Statement relating to Carriage’s 2007 annual meeting of stockholders, as filed with the Commission on April 20, 2007, Commission File No. 001-11961.

10.16
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.17
First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.18
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Terry E. Sanford incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.19
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and George J. Klug incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.20	Separation agreement with Jay D. Dodds dated November 3, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

10.21	Separation agreement with J. Bradley Green dated November 3, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 7, 2011. †

*10.22	Separation agreement with Terry E. Sanford dated August 2, 2012.

10.23	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2012.

10.24	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.25	Director Compensation Policy dated March 5, 2012. Incorporated by reference to exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

*12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Cliff Haigler in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Cliff Haigler in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(†)	Management contract or compensatory plan or arrangement.