Form 10-Q/A
period 2013-04-05
CARRIAGE SERVICES INC
filed 2013-04-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 1, 2013 was 18,152,013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 7, 2012, and is being filed solely to amend Exhibits 31.2 and Exhibit 32 to provide the correct signatory as required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-Q. This Amendment does not reflect any subsequent events occurring after original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing of the Form 10-K.

PART II

ITEM 6.	EXHIBITS.
The following documents are filed as a part of this Amendment:

Exhibit No.	Description

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2013.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.