Form 10-K/A
CARRIAGE SERVICES INC
filed 2013-04-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 18, 2013, and is being filed solely to amend Exhibits 31.2 and Exhibit 32 to provide the correct signatory as required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect any subsequent events occurring after original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing of the Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Amendment:

Exhibit No.	Description

31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

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