Form 10-Q
period 2013-03-31
CARRIAGE SERVICES INC
filed 2013-05-08
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 1-11961
CARRIAGE SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	76-0423828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, Suite 300
Houston, Texas, 77056
(Address of principal executive offices)
(713) 332-8400
(Registrant’s telephone number, including area code)

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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 3, 2013 was 18,208,541.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,698	$1,290
Accounts receivable, net of allowance for bad debts of $1,177 in 2012 and $1,016 in 2013	17,812	18,142
Assets held for sale	1,466	3,183
Inventories	5,133	5,010
Prepaid expenses	5,107	4,138
Other current assets	1,923	4,107
Total current assets	33,139	35,870
Preneed cemetery trust investments	70,960	73,067
Preneed funeral trust investments	82,896	85,224
Preneed receivables, net of allowance for bad debts of $2,059 in 2012 and $1,851 in 2013	23,222	24,181
Receivables from preneed trusts	25,871	26,938
Property, plant and equipment, net of accumulated depreciation of $84,291 in 2012 and $85,361 in 2013	152,433	155,677
Cemetery property	75,156	75,030
Goodwill	218,442	217,243
Deferred charges and other non-current assets	9,424	7,156
Cemetery perpetual care trust investments	46,542	47,165
Total assets	$738,085	$747,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$11,218	$11,629
Accounts payable	5,243	4,359
Other liabilities	13,067	14,346
Accrued liabilities	12,278	11,671
Liabilities associated with assets held for sale	369	578
Total current liabilities	42,175	42,583
Long-term debt, net of current portion	118,841	115,718
Line of credit	44,700	43,000
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,013	3,943
Deferred preneed cemetery revenue	63,998	64,627
Deferred preneed funeral revenue	39,794	41,846
Deferred preneed cemetery receipts held in trust	70,960	73,067
Deferred preneed funeral receipts held in trust	82,896	85,224
Care trusts’ corpus	45,920	47,083
Total liabilities	603,067	606,861
Commitments and contingencies:
Redeemable preferred stock	200	200
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,078,000 and 22,053,000 shares issued at December 31, 2012 and March 31, 2013, respectively	221	221
Additional paid-in capital	202,462	202,880
Accumulated deficit	(52,598)	(47,344)
Treasury stock, at cost; 3,922,000 shares at December 31, 2012 and March 31, 2013	(15,267)	(15,267)
Total stockholders’ equity	134,818	140,490
Total liabilities and stockholders’ equity	$738,085	$747,551
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the three months ended March 31,
	2012	2013
Revenues:
Funeral	$40,035	$45,157
Cemetery	11,288	12,930
	51,323	58,087
Field costs and expenses:
Funeral	22,959	26,421
Cemetery	7,182	7,228
Depreciation and amortization	2,158	2,496
Regional and unallocated funeral and cemetery costs	2,333	3,264
	34,632	39,409
Gross profit	16,691	18,678
Corporate costs and expenses:
General and administrative costs and expenses	5,242	5,775
Home office depreciation and amortization	253	343
	5,495	6,118
Operating income	11,196	12,560
Interest expense, net of other income	(4,552)	(2,595)
Income from continuing operations before income taxes	6,644	9,965
Provision for income taxes	(2,574)	(4,384)
Net income from continuing operations	4,070	5,581
Income (loss) from discontinued operations, net of tax	389	(323)
Net income	4,459	5,258
Preferred stock dividend	(4)	(4)
Net income available to common stockholders	$4,455	$5,254

Basic earnings per common share:
Continuing operations	$0.22	$0.31
Discontinued operations	0.02	(0.02)
Basic earnings per common share	$0.24	$0.29
Diluted earnings per common share:
Continuing operations	$0.22	$0.27
Discontinued operations	0.02	(0.02)
Diluted earnings per common share	$0.24	$0.25

Dividends declared per common share	$0.025	$0.025
Weighted average number of common and common equivalent shares outstanding:
Basic	18,265	18,139
Diluted	18,320	22,728
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the three months ended March 31,
	2012	2013
Cash flows from operating activities:
Net income	$4,459	$5,258
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations	(389)	323
Depreciation and amortization	2,412	2,839
Amortization of deferred financing costs	174	(638)
Provision for losses on accounts receivable	486	440
Stock-based compensation expense	403	646
Deferred income taxes	2,104	1,354
Other	(10)	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,240)	(1,966)
Inventories and other current assets	(118)	501
Deferred charges and other	(38)	—
Preneed funeral and cemetery trust investments	2,305	1,411
Accounts payable and accrued liabilities	(5,310)	(48)
Deferred preneed funeral and cemetery revenue	182	2,678
Deferred preneed funeral and cemetery receipts held in trust	(2,270)	(1,935)
Net cash provided by continuing operating activities	3,150	10,863
Net cash provided by discontinued operating activities	373	122
Net cash provided by operating activities	3,523	10,985
Cash flows from investing activities:
Acquisitions	(11,589)	—
Capital expenditures	(3,090)	(8,711)
Net cash used in continuing investing activities	(14,679)	(8,711)
Net cash provided by discontinued investing activities	9	1,928
Net cash used in investing activities	(14,670)	(6,783)
Cash flows from financing activities:
Net borrowings from (payments against) the bank credit facility	13,900	(4,200)
Payments on long-term debt and obligations under capital leases	(164)	(160)
Proceeds from the exercise of stock options and employee stock purchase plan	318	318
Stock option benefit	21	—
Dividends on common stock	(454)	(452)
Dividend on redeemable preferred stock	(4)	(4)
Payment of loan origination costs	—	(98)
Purchase of treasury stock	(2,731)	—
Net cash provided by (used in) continuing financing activities	10,886	(4,596)
Net cash used in discontinued financing activities	(7)	(14)
Net cash provided by (used in) financing activities	10,879	(4,610)
Net decrease in cash and cash equivalents	(268)	(408)
Cash and cash equivalents at beginning of period	1,137	1,698
Cash and cash equivalents at end of period	$869	$1,290
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2013, we owned and operated 167 funeral homes in 26 states and 33 cemeteries in 11 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.
Interim Condensed Disclosures
The information for the three month periods ended March 31, 2012 and 2013 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction therewith. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
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
Accounts receivable included approximately $8.4 million and $8.7 million of funeral receivables at December 31, 2012 and March 31, 2013, respectively, and $9.2 million and $8.9 million of cemetery receivables at December 31, 2012 and March 31, 2013, respectively. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $7.5 million of funeral receivables and $15.9 million and $16.7 million of cemetery receivables at December 31, 2012 and March 31, 2013, respectively. Accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $0.5 million and $0.4 million for three months ended March 31, 2012 and 2013, respectively.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the Consolidated Balance Sheet and the operating results, as well as impairments, if any, are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect. During the first quarter of 2013, we sold funeral homes in Texas which were reported as held for sale at December 31, 2012. We currently have new letters of intent outstanding on funeral homes in Kansas and California; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with the locations are reclassified as held for sale on the Consolidated Balance Sheet and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements herein for more information.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. During the first quarter of 2012, we completed two acquisitions. There were no acquisitions during the first quarter of 2013. See Note 3 to the Consolidated Financial Statements herein for more information.
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States, and we perform our annual impairment test of goodwill using information as of August 31 of each year. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results.
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 5 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and employee stock purchase plans, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model. See Note 14 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.

Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and convertible junior subordinated debentures.
Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Note 19 to this Consolidated Financial Statements herein for the computations of per share earnings for the three month periods ended March 31, 2012 and 2013.
The fully diluted weighted average shares outstanding for the three months ended March 31, 2013, and the corresponding calculation of GAAP fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three months ended March 31, 2012, the conversion of our convertible junior subordinated debentures is excluded from fully diluted earnings per share calculations and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (CSV RIA). As of March 31, 2013, CSV RIA provides these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

Fair Value Measurements
We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided herein in Notes 6, 10 and 11 to the Consolidated Financial Statements. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three month period ended March 31, 2013, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of March 31, 2013, no impairments have been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $95.2 million at March 31, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
Income Taxes
We and our subsidiaries file a consolidated U.S. Federal income tax return, separate income tax returns in 16 states and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.  We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain.  Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2013 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 20 to the Consolidated Financial Statements herein.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Comprehensive Income
In February 2013, the FASB amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, we are required to present significant amounts reclassified out of AOCI to net income in its entirety by the respective line items and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. This amendment is effective prospectively for public companies for reporting periods after December 15, 2012 which we adopted effective January 1, 2013. See Note 15 to the Consolidated Financial Statements herein for the appropriate disclosures.

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
During the first quarter of 2012, we completed two acquisitions consisting of two funeral homes. We paid $11.6 million in cash as consideration for these acquisitions. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill of $6.3 million. There were no acquisitions during the first quarter of 2013. The pro forma impact of the acquisition on the prior periods is not presented as the impact is not material to reported results. Thus, the results of the acquired businesses are included in our results from the date of acquisition.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Acquisition Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
During the first quarter of 2012, we ended a management agreement with a cemetery in Ohio. We currently have new letters of intent outstanding on funeral homes in Kansas and California; as such, these businesses are no longer reported within our continuing operations and are presented as held for sale on our Consolidated Balance Sheet at March 31, 2013.
Assets and liabilities associated with the businesses held for sale in our Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 consisted of the following (in thousands):

	December 31, 2012	March 31, 2013
Assets:
Current assets	$238	$309
Preneed funeral trust investments	—	70
Receivables from preneed trusts	293	289
Property, plant and equipment, net	504	1,418
Goodwill	85	1,097
Deferred charges and other non-current assets	346	—
Total	$1,466	$3,183

Liabilities:
Current liabilities	$75	$106
Current portion of long-term debt and capital lease obligations	—	28
Long-term debt, net of current portion	—	85
Deferred preneed funeral revenue	294	289
Deferred preneed funeral receipts held in trust	—	70
Total	$369	$578

The operating results of the discontinued businesses during the periods presented, as well as the gain on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Revenues	$977	$658

Operating income	$226	$62
Gain (loss) on disposition	428	(583)
(Provision) benefit for income taxes	(265)	198
Income (loss) from discontinued operations	$389	$(323)

5.	GOODWILL
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
The following table presents the changes in goodwill in our Consolidated Balance Sheets (in thousands):

March 31, 2013
Goodwill as of December 31, 2012	$218,442
Impairments and changes in previous estimates	(102)
Reclassification of assets held for sale	(1,097)
Goodwill as of March 31, 2013	$217,243
Changes in previous estimates are related to minor adjustments to inventory. The impairment of $0.1 million is related to businesses discontinued in the first quarter of 2013 as the carrying value exceeded fair value.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 are as follows (in thousands):

	December 31, 2012	March 31, 2013
Preneed cemetery trust investments, at fair value	$73,126	$75,213
Less: allowance for contract cancellation	(2,166)	(2,146)
Preneed cemetery trust investments, net	$70,960	$73,067
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock, U.S.treasury debt, U.S. agency obligations and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2013.  There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$922	$—	$—	$922
Fixed income securities:
Foreign	2	2,458	459	—	2,917
Corporate debt	2	39,164	1,453	(551)	40,066
Preferred stock	2	19,142	1,394	—	20,536
Mortgage backed securities	2	1	—	—	1
Common stock	1	9,828	507	(907)	9,428
Trust securities		$71,515	$3,813	$(1,458)	$73,870
Accrued investment income		$1,343			$1,343
Preneed cemetery trust investments					$75,213
Fair market value as a percentage of cost					103.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	9,949
Due in five to ten years	18,351
Thereafter	35,220
Total	$63,520
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$758	$—	$—	$758
Fixed income securities:
Foreign	2	2,008	450	—	2,458
Corporate debt	2	38,299	863	(507)	38,655
Preferred stock	2	22,362	824	(294)	22,892
Mortgage backed securities	2	1	—	—	1
Common stock	1	8,759	34	(1,526)	7,267
Trust securities		$72,187	$2,171	$(2,327)	$72,031
Accrued investment income		$1,095			$1,095
Preneed cemetery trust investments					$73,126
Market value as a percentage of cost					99.8%
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
We have determined that the unrealized losses in our cemetery merchandise and service trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	March 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$6,975	$(240)	$528	$(311)	$7,503	$(551)
Common stock	2,687	(738)	920	(169)	3,607	(907)
Total temporary impaired securities	$9,662	$(978)	$1,448	$(480)	$11,110	$(1,458)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	11,363	(325)	622	(182)	11,985	(507)
Preferred stock	1,040	(54)	2,284	(240)	3,324	(294)
Common stock	5,088	(934)	957	(592)	6,045	(1,526)
Total temporary impaired securities	$17,491	$(1,313)	$3,863	$(1,014)	$21,354	$(2,327)
Preneed cemetery trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2013 are as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Investment income	$762	$693
Realized gains	2,373	38
Realized losses	(115)	(430)
Expenses and taxes	(131)	(381)
Increase (decrease) in deferred preneed cemetery receipts held in trust	(2,889)	80
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Purchases	$(24,039)	$(4,161)
Sales	24,088	5,009

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2012 and March 31, 2013 are as follows (in thousands):

	December 31, 2012	March 31, 2013
Preneed funeral trust investments, at fair value	$85,415	$87,728
Less: allowance for contract cancellation	(2,519)	(2,504)
Preneed funeral trust investments, net	$82,896	$85,224
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. Government, agencies and municipalities, common stocks and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2013.  There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,613	$—	$—	$13,613
Fixed income securities:
U.S. treasury debt	1	2,923	86	—	3,009
U.S. agency obligations	1	636	18	(36)	618
Foreign	2	1,477	276	—	1,753
Corporate debt	2	25,292	1,039	(360)	25,971
Preferred stock	2	12,985	1,100	—	14,085
Mortgage backed securities	2	1	—	—	1
Common stock	1	6,566	358	(588)	6,336
Mutual funds:
Equity	1	11,559	1,474	(23)	13,010
Fixed income	2	6,170	170	(68)	6,272
Other investments	2	2,255	—	(14)	2,241
Trust securities		$83,477	$4,521	$(1,089)	$86,909
Accrued investment income		$819			$819
Preneed funeral trust investments					$87,728
Fair market value as a percentage of cost					104.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$639
Due in one to five years	8,164
Due in five to ten years	12,712
Thereafter	23,922
Total	$45,437

The cost and fair market values associated with preneed funeral trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,448	$—	$—	$13,448
Fixed income securities:
U.S. treasury debt	1	3,001	75	—	3,076
U.S agency obligations	1	142	4	—	146
Foreign	2	1,217	273	—	1,490
Corporate debt	2	25,060	661	(331)	25,390
Preferred stock	2	15,228	715	(193)	15,750
Common stock	1	5,770	27	(996)	4,801
Mutual funds:
Equity		11,843	487	(78)	12,252
Fixed income	1	6,105	181	(40)	6,246
Other investments	2	2,143	—	(15)	2,128
Trust securities	2	$83,957	$2,423	$(1,653)	$84,727
Accrued investment income		$688			$688
Preneed funeral trust investments					$85,415
Market value as a percentage of cost					100.9%
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
We have determined that the unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	March 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$12	$—	$231	$(36)	$243	$(36)
Corporate debt	4,551	(157)	344	(203)	4,895	(360)
Common stock	1,742	(479)	597	(109)	2,339	(588)
Mutual funds:
Equity	17	—	570	(23)	587	(23)
Fixed income	2,909	(68)	—	—	2,909	(68)
Other investments	—	—	31	(14)	31	(14)
Total temporary impaired securities	$9,231	$(704)	$1,773	$(385)	$11,004	$(1,089)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	7,419	(212)	406	(119)	7,825	(331)
Preferred stock	685	(35)	1,504	(158)	2,189	(193)
Common stock	3,323	(609)	625	(387)	3,948	(996)
Mutual funds:
Equity	1,613	(25)	632	(53)	2,245	(78)
Fixed income	3,085	(40)	—	—	3,085	(40)
Other investments	—	—	30	(15)	30	(15)
Total temporary impaired securities	$16,125	$(921)	$3,197	$(732)	$19,322	$(1,653)
Preneed funeral trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2013 are as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Investment income	$861	$606
Realized gains	735	5,127
Realized losses	(449)	(5,332)
Expenses and taxes	(210)	(248)
Decrease in deferred preneed funeral receipts held in trust	(937)	(153)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Purchases	$(17,873)	$(3,186)
Sales	18,174	3,915

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we offer zero percent interest financing to promote sales as limited-time offers. At March 31, 2013, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $21.3 million and $8.7 million, respectively, of which $10.3 million is presented in Accounts receivable and $19.7 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.3 million and $3.6 million at December 31, 2012 and March 31, 2013, respectively.

We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 5.3% of the total receivables on recognized sales at March 31, 2013. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2013, changes in the allowance for contract cancellations were as follows (in thousands):

March 31, 2013
Beginning balance	$1,903
Write-offs and cancellations	(591)
Provision	193
Ending balance	$1,505
The aging of past due financing receivables as of March 31, 2013 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$556	$268	$177	$930	$1,931	$19,047	$20,978
Deferred revenue	169	113	84	453	819	8,258	9,077
Total contracts	$725	$381	$261	$1,383	$2,750	$27,305	$30,055

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2012 and March 31, 2013, receivables from preneed trusts are as follows (in thousands):

	December 31, 2012	March 31, 2013
Preneed trust funds, at cost	$26,671	$27,772
Less: allowance for contract cancellation	(800)	(834)
Receivables from preneed trusts, net	$25,871	$26,938

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $237.4 million and $272.6 million at December 31, 2012 and March 31, 2013, respectively, and are not included in our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2012 and March 31, 2013 are as follows (in thousands):

	December 31, 2012	March 31, 2013
Trust assets, at fair value	$46,542	$47,165
Obligations due to trust	(622)	(82)
Care trusts’ corpus	$45,920	$47,083
The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock, U.S.treasury debt, U.S. agency obligations and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2013.  There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$683	$—	$—	$683
Fixed income securities:
Foreign	2	1,527	286	—	1,813
Corporate debt	2	24,493	917	(346)	25,064
Preferred stock	2	11,984	874	—	12,858
Mortgage backed securities	2	1	—	—	1
Common stock	1	6,143	317	(569)	5,891
Trust securities		$44,831	$2,394	$(915)	$46,310
Accrued investment income		$855			$855
Cemetery perpetual care trust investments					$47,165
Fair market value as a percentage of cost					103.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,233
Due in five to ten years	11,459
Thereafter	22,044
$39,736
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2012 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$545	$—	$—	$545
Fixed income securities:
Foreign	2	1,267	284	—	1,551
Corporate debt	2	24,324	556	(323)	24,557
Preferred stock	2	14,225	525	(187)	14,563
Mortgage backed securities	2	1	—	—	1
Common stock	1	5,563	22	(969)	4,616
Trust securities		$45,925	$1,387	$(1,479)	$45,833
Accrued investment income		$709			$709
Cemetery perpetual care investments					$46,542
Market value as a percentage of cost					99.8%
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
We have determined that the unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the period as of March 31, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	March 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$4,382	$(151)	$332	$(195)	$4,714	$(346)
Common stock	1,684	(463)	577	(106)	2,261	(569)
Total temporary impaired securities	$6,066	$(614)	$909	$(301)	$6,975	$(915)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	7,236	(207)	396	(116)	7,632	(323)
Preferred stock	664	(34)	1,459	(153)	2,123	(187)
Common stock	3,231	(593)	608	(376)	3,839	(969)
Total temporary impaired securities	$11,131	$(834)	$2,463	$(645)	$13,594	$(1,479)
Perpetual care trust investment security transactions recorded in Interest income and other, net in the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2013 are as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Undistributable realized gains	$1,131	$24
Undistributable realized losses	(52)	(295)
Increase in care trusts’ corpus	(1,079)	271
	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2012 and 2013 are as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Interest and dividends	$1,164	$1,411
Realized gains	—	561
Expenses	(14)	(163)
Total	$1,150	$1,809

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the three months ended March 31,
	2012	2013
Purchases	$(16,217)	$(2,587)
Sales	16,621	3,121

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The long-term debt and line of credit are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and line of credit approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible junior subordinated debentures is approximately $95.2 million at March 31, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to this Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1 – Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock, U.S.treasury debt, U.S. agency obligations and equity mutual funds.

•
Level 2 – Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating, and tax-exempt status. Our investments classified as Level 2 securities include corporate debt, preferred stocks, foreign debt, mortgage backed securities, certain fixed income securities and fixed income mutual funds.

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of March 31, 2013, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

12.	LONG-TERM DEBT
The Company's senior long-term debt consisted of the following at December 31, 2012 and March 31, 2013 (in thousands):

	December 31, 2012	March 31, 2013
Revolving credit facility, secured, floating rate	$44,700	$43,000
Term loan, secured, floating rate	127,500	125,000
Acquisition debt	2,427	2,187
Less: current portion	(11,086)	(11,469)
Total long-term debt	$163,541	$158,718
As of March 31, 2013, we had a $235 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $105 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. Interest under the new Credit Facility is payable at prime or LIBOR options. As of March 31, 2013, $43 million was drawn under the revolving credit facility and $125 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2013. See Subsequent Events, Note 20, herein for further information on our Credit Facility.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for the Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (TIDES) 7% convertible preferred securities) have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Credit Facility.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2013. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2013, the leverage ratio was 3.03 to 1.00 and the fixed charge coverage ratio was 2.41 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. These notes bear interest at 0%, discounted at imputed interest rates ranging from 8.50% to 9.50%, with original maturities from one to ten years.

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
Stock Options and Employee Stock Purchase Plan
No stock options were awarded during the first quarter of 2013. As of March 31, 2013, there were 283,258 stock options outstanding and 110,124 stock options which remain unvested.
During the first quarter of 2013, employees purchased a total of 22,027 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $11.43 per share. We recorded pre-tax stock-based compensation expense for the ESPP and for stock options totaling $97,000 and $146,000 for the three months ended March 31, 2012 and 2013, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2013) associated with the four quarterly purchase dates using the following assumptions:

	2012	2013
Dividend yield	1.7%	0.6%
Expected volatility	32%	31%
Risk-free interest rate	0.02%, 0.06%, 0.09%, 0.12%	0.08%, 0.12%, 0.135%, 0.15%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
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
Common Stock Grants to Officers and Key Employees
We, from time to time, issue shares of restricted common stock to certain officers and key employees from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in 33.33% increments over three year periods. Related to the vesting of restricted stock awards previously awarded to our officers and employees, we recorded $240,000 and $313,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2012 and 2013, respectively.
As of March 31, 2013, we had $2.3 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.

Performance-based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) approved the grant of performance awards with both market and service vesting conditions to certain officers, employees and outside directors. The awards vest and become exercisable only in the event the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, and the grantee remains continuously employed by us from the grant date through such date, which can be no earlier than the first anniversary of the grant date. If the market condition is met prior to the first anniversary of the grant date, then such award will not become vested until the first anniversary of the grant date, provided that the grantee remains continuously employed by us from the grant date through the first anniversary of the grant date. Promptly following the date a grantee’s award becomes vested (but no later than March 15th of the year following the year in which the award becomes vested) and subject to the grantee’s payment of the purchase price, we will issue and deliver to the grantee the number of shares of our common stock subject to the award. The purchase price is equal to the greater of (a) the fair market value of a share of our common stock on the grant date plus $0.50 or (b) $9.00. A grantee’s award will automatically terminate without payment of any consideration if (i) the grantee’s employment with us terminates for any reason (other than due to death or disability) prior to the vesting or (ii) the vesting does not occur on or before the fifth anniversary of the grant date. No performance awards were granted during the first quarter of 2013. The pre-tax compensation expense associated with these awards for the three months ended March 31, 2013 was approximately $169,000.
Director Compensation Policy
On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000; and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year will be held on May 22, 2013.
We recorded $161,000 and $133,000 in pre-tax compensation expense, included in general, administrative and other expenses, for the three months ended March 31, 2012 and 2013, respectively, related to the director fees, annual retainers and deferred compensation amortization.

15.	STOCKHOLDERS' EQUITY
Share Repurchase Program
During May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3 million of our common stock up to a total of $8 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. No repurchases were made in the first quarter of 2013. The repurchased shares are held as treasury stock. Since the beginning of this program, we have spent $5.3 million buying back our common stock under this plan.
Cash Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling $452,000, which was paid on March 1, 2013 to record holders of our common stock as of February 13, 2013. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

Accumulated other comprehensive income.
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2012	$—
Increased in net unrealized gains associated with available-for-sale securities of the trusts	7,266
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(7,266)
Balance at March 31, 2013	$—

16.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2013	$45,157	$12,930	$—	$58,087
Three months ended March 31, 2012	$40,035	$11,288	$—	$51,323
Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2013	$14,921	$3,915	$(8,871)	$9,965
Three months ended March 31, 2012	$13,788	$2,384	$(9,528)	$6,644
Total assets:
March 31, 2013	$490,258	$241,081	$16,212	$747,551
December 31, 2012	$481,356	$237,897	$18,832	$738,085

17.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the three months ended March 31,
	2012	2013
Revenues
Goods
Funeral	$15,753	$18,017
Cemetery	7,003	7,416
Total goods	$22,756	$25,433
Services
Funeral	$22,158	$24,909
Cemetery	2,400	2,793
Total services	$24,558	$27,702
Financial revenue
Preneed funeral commission income	$451	$508
Preneed funeral trust earnings	1,673	1,723
Cemetery trust earnings	1,516	2,403
Cemetery finance charges	369	318
Total financial revenue	$4,009	$4,952
Total revenues	$51,323	$58,087

Cost of revenues
Goods
Funeral	$12,203	$14,070
Cemetery	5,508	5,402
Total goods	$17,711	$19,472
Services
Funeral	$10,406	$11,938
Cemetery	1,674	1,779
Total services	$12,080	$13,717
Financial expenses
Preneed funeral commissions	$350	$397
Trust administration fees	—	63
Total financial expenses	$350	$460
Total cost of revenues	$30,141	$33,649
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the three months ended March 31,
	2012	2013
Cash paid for interest and financing costs	$7,017	$3,269
Cash paid (refunded) for income taxes	50	(77)
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	1,942	—
Restricted common stock withheld for payroll taxes	210	1,020
Net withdrawals from preneed funeral trusts	1,131	727
Net withdrawals from preneed cemetery trusts	959	375
Net withdrawals from perpetual care trusts	167	1,373
Net (increase)/decrease in preneed funeral receivables	30	(227)
Net increase in preneed cemetery receivables	(124)	(732)
Net (deposits)/withdrawals of receivables into/from preneed trusts	47	(1,063)
Net change in preneed funeral receivables increasing/(decreasing) deferred revenue	(182)	2,049
Net change in preneed cemetery receivables increasing deferred revenue	363	629
Net withdrawals from preneed funeral trust accounts decreasing deferred preneed funeral receipts	(1,131)	(727)
Net withdrawals in cemetery trust accounts decreasing deferred cemetery receipts	(959)	(375)
Net withdrawals in perpetual care trust accounts decreasing perpetual care trusts’ corpus	(180)	(834)

19.	EARNINGS PER SHARE
Earnings per share for the three months ended March 31, 2012 and March 31, 2013 is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2012 and March 31, 2013:

	For the three months ended March 31,
	2012	2013

Net income	$4,459	$5,258
Net income allocated to non-vested share awards	(110)	(118)
Preferred stock dividend	(4)	(4)
Undistributed earnings available to common stockholders	$4,345	$5,136
Income (loss) from discontinued operations	389	(323)
Undistributed earnings from continuing operations available to common stockholders	3,956	5,459

Weighted average number of common shares outstanding for basic EPS computation	18,265	18,139
Effect of dilutive securities:
Stock options	55	197
Convertible junior subordinated debentures	—	4,392
Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	18,320	22,728

Basic earnings per common share:
Undistributed earnings	$0.22	$0.30
Allocation of earnings to non-vested share awards	—	0.01
Basic earnings per share from continuing operations	0.22	0.31
Discontinued operations	0.02	(0.02)
Basic earnings per common share	$0.24	$0.29

Diluted earnings per common share:
Undistributed earnings	$0.22	$0.26
Allocation of earnings to non-vested share awards	—	0.01
Diluted earnings per share from continuing operations	0.22	0.27
Discontinued operations	0.02	(0.02)
Diluted earnings per common share	$0.24	$0.25
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
The fully diluted weighted average shares outstanding for the three months ended March 31, 2013, and the corresponding calculation of GAAP fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three months ended March 31, 2012, the conversion of our convertible junior subordinated debentures is excluded from fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2013:

	For the three months ended March 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$5,258
Less: Preferred Stock dividends	(4)

Basic earnings per share
Net income available to common stockholders	5,254	18,139	$0.29

Effect of dilutive securities
Stock options	—	197
Convertible junior subordinated debentures	484	4,392

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$5,738	22,728	$0.25

20.	SUBSEQUENT EVENTS
Conversion of Preferred Stock
The Company has 40,000,000 authorized shares of preferred stock. In 2008, we issued 20,000 shares of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and is convertible at any time prior April 13, 2013 into the Company's common stock on a one-for-one basis. On April 1, 2013, our key employee converted his 20,000 shares of mandatorily redeemable convertible preferred stock into common stock.
Amendment to the Credit Facility
On April 24, 2013, the Company entered into a third amendment to the Credit Facility (the “Third Amendment”) which provides for an increase in the revolving credit commitments under the Credit Facility from $105 million to $125 million and a decrease in the interest rate margin. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. The Third Amendment decreases the applicable margin for the Company's outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold.
The Third Amendment also contains amendments which (a) allow the Company to issue subordinated debt or convertible subordinated debt in an amount not to exceed $100 million, (b) provide the Company with the ability to repurchase up to $15 million worth of stock-based employee awards, and (c) allow for the Company to refinance its existing convertible junior subordinated debentures with the proceeds of certain issuances of subordinated debt or convertible subordinated debt.

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of March 31, 2013, we operated 167 funeral homes in 26 states and 33 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward Managing Partners for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics. The model and standards are the measures by which we judge the success of each business. In 2012, we began a five year incentive plan, called “Good to Great,” which rewards business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” which guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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

•
Incentives Aligned with Standards – We believe empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business' earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards.

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
Our funeral volumes have increased from 24,510 in 2008 to 28,356 in 2012 (compounded annual increase of 3.7%). Our funeral operating revenue has increased from $124.1 million in 2008 to $146.4 million in 2012 (compounded annual increase of 4.2%). The increases are primarily because of businesses we acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 13.3% in volumes and 13.2% in funeral operating revenues in the first three months of 2013 compared to the first three months of 2012, primarily as a result of the acquisitions completed during the trailing twelve months.
The percentage of funeral services involving cremations has increased from 38.2% for the year ended 2008 to 46.0% for the year ended 2012, and was 46.4% for the first three months of 2013. On a same store basis, the cremation rate has risen to 45.6% for the first three months of 2013, up from 44.5% for the year ended December 31, 2012, and 44.5% for the comparable three month period in 2012.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 47% of our cemetery revenues for the year ended December 31, 2012 related to preneed sales of interment rights and the delivery of related merchandise and services. For the three months ended March 31, 2013, those preneed sales were approximately 46.2% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of cemetery revenues. Currently, approximately 20% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2008 through 2012 was characterized by fluctuating operating revenues yet increasing field level profit margins. Cemetery operating revenue increased from $38.0 million in 2008 to $40.1 million in 2012. Our goal is to build stronger teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2013 is designated to expand our cemetery product offerings.
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
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we offer zero percent interest financing to promote sales as limited-time offers. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of March 31, 2013, CSV RIA provides these services to one institution, which has custody of 68% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are toward generating long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral trust fund income earned along with the receipt and recognition of any insurance benefits are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. Perpetual care trust fund income is recognized as earned in Cemetery revenues.
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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2012, we acquired seven funeral home businesses and one cemetery business. The consideration paid for the 2012 acquisitions was $42.7 million. We did not acquire any businesses during the first three months of 2013.
Financial Highlights
Net income from continuing operations for the three months ended March 31, 2013 totaled $5.6 million, equal to $0.27 per diluted share, compared to net income for the three months ended March 31, 2012, which totaled $4.1 million, equal to $0.22 per diluted share. Total revenue for the three months ended March 31, 2013 was $58.1 million, an increase of 13.2%, compared to $51.3 million for the comparable period in 2012. Our funeral segment experienced increases in revenue and gross profit primarily as a result of our acquisitions and increased number of contracts from our existing locations. The cemetery segment experienced increases in revenue during the three month period ended March 31, 2013 due to higher preneed property sales, increased volume of atneed contracts and higher trust fund earnings. Gross profit in these segments was higher for the three months ended March 31, 2013 primarily as a result of higher revenue. We experienced increases in general and administrative expenses due to increases in incentive compensation and increases in salaries and benefits for additional support staff at the corporate office.
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
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income totaled $0.7 million for the three month period ended March 31, 2012, and $0.5 million for the three month period ended March 31, 2013. The year over year decline was attributable to substantial gains realized in the trust funds throughout 2012 that were not repeated in 2013. While the Withdrawable trust income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP net income calculation.

	Three Months Ended March 31,
(In millions)	2012	2013
Net income from continuing operations, as reported	$4.1	$5.6

After-tax special items:
Withdrawable trust income	0.5	0.3
Acquisition expenses	0.2	—
Severance costs	0.3	0.1
Other special items	0.1	0.1
Non-GAAP net income	$5.2	$6.1
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment, and deferred tax assets. We base our estimates on historical experience, third party data, and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets, and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, because there can be no assurance that our results of operations will be consistent from year to year.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in this Form 10-Q. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgment. These critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three month periods ended March 31, 2012 and 2013. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2013.
Three months ended March 31, 2012 compared to three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$31,517	$33,172	$1,655	5.3%
Acquired operating revenue	6,394	9,754	3,360	52.5%
Preneed funeral insurance commissions	451	508	57	12.6%
Preneed funeral trust earnings	1,673	1,723	50	3.0%
Total	$40,035	$45,157	$5,122	12.8%

Operating profit:
Same store operating profit	$12,833	$13,552	$719	5.6%
Acquired operating profit	2,470	3,365	895	36.2%
Preneed funeral insurance commissions	100	110	10	10.0%
Preneed funeral trust earnings	1,673	1,709	36	2.2%
Total	$17,076	$18,736	$1,660	9.7%
Funeral home same store operating revenues for the three months ended March 31, 2013 increased $1.7 million, or 5.3%, when compared to the three months ended March 31, 2012, as we experienced a 7.0% increase in the number of contracts, while the average revenue per contract decreased 2.1%, or $119 per contract, to $5,472 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased 1.6% to $5,239. The number of traditional burial contracts increased 5.4% while the average revenue per burial contract decreased 1.3% to $8,280. The cremation rate for the same store businesses increased from 44.5% to 45.6%. The average revenue per same store cremation contract decreased 2.7% to $3,048 and the number of cremation contracts increased 9.4%. Cremations with services declined from 37.1% of total cremation contracts in the first quarter of 2012 to 33.4% in the first quarter of 2013. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which make up approximately 6.9% of the total number of contracts, increased 3.6% to $2,137.
Same store operating profit for the three months ended March 31, 2013 increased $0.7 million, or 5.6%, from the comparable three months of 2012, and as a percentage of funeral same store operating revenue, increased to 40.9% from 40.7%. The increase in profit is primarily the result of the increase in revenue per the discussion above.
Funeral home acquired revenues for the three months ended March 31, 2013 increased $3.4 million, or 52.5%, when compared to the three months ended March 31, 2012, as we experienced a 39.7% increase in the number of contracts, and an increase of 9.4%, to $5,021, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 9.2% to $4,938. The cremation rate for the acquired businesses was 49.1% for the first quarter of 2013, down 440 basis points from the prior-year period. The average revenue per cremation contract decreased 1.2% to $3,056 for the first quarter of 2013 and the number of cremation contracts increased 28.3% compared to the same period of 2012. The reason for the large increase in the average revenue per contract for acquired operations and the significant decline in the cremation rate is because the businesses acquired during 2012 serve primarily traditional burial families.
Acquired operating profit for the three months ended March 31, 2013 increased $0.9 million from the comparable three months of 2012 and, as a percentage of revenue from acquired businesses, was 34.5% for the first quarter of 2013 compared to 38.6% for the first quarter of 2012. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 5.0% in revenue and 2.6% in operating profit, compared to the three months ended March 31, 2012 as a result of slightly higher earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2013.
Three months ended March 31, 2012 compared to three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$9,403	$10,140	$737	7.8%
Acquired operating revenue	—	69	69	—
Cemetery trust earnings	1,516	2,403	887	58.5%
Preneed cemetery finance charges	369	318	(51)	(13.8)%
Total	$11,288	$12,930	$1,642	14.5%

Operating profit:
Same store operating profit	$2,222	$3,055	$833	37.5%
Acquired operating loss	—	(26)	(26)	—
Cemetery trust earnings	1,516	2,355	839	55.3%
Preneed cemetery finance charges	368	318	(50)	(13.6)%
Total	$4,106	$5,702	$1,596	38.9%
Cemetery same store operating revenues for the three months ended March 31, 2013 increased $0.7 million, or 7.8%, compared to the three months ended March 31, 2012. The increase in operating revenue was primarily attributable to preneed property sales which increased $0.4 million, or 8.7%. We experienced a 4.2% decrease in the number of interment rights (property) sold, yet a 12.3% increase in the average price per interment compared to the first quarter of 2012. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 92.6% to 91.8%. Same store at-need revenue increased $0.5 million, or 12.4%, as at-need contracts increased 5.6% while revenue from deliveries of preneed merchandise and services remained flat.
Cemetery same store operating profit for the three months ended March 31, 2013 increased $0.8 million, or 37.5%. As a percentage of revenues, cemetery same store operating profit increased from 23.6% to 30.1%. The increase in operating profit is primarily a result of the increase in revenue and lower promotional expenses and bad debt.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended March 31, 2013 increased 58.5%, when compared to the three months ended March 31, 2012. Earnings from perpetual care trust funds totaled $1.7 million for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012, an increase of $0.6 million, or 49.8%. Trust earnings recognized upon the delivery of merchandise and service contracts increased 25.4% from the same period in 2012. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 13.8% because of the decrease in the total receivables outstanding.
Other. General and administrative expenses totaled $5.8 million for the three months ended March 31, 2013, an increase of $0.5 million, or 10.2%, compared to the three months ended March 31, 2012, primarily due to increases in costs of approximately $0.2 million for incentive compensation and $0.6 million of additional costs for talent in our corporate office offset by $0.3 million in expenses in 2012 related to termination expenses and acquisition expenses that were not as significant in the current period.

Income Taxes. We recorded income taxes at the estimated effective rate of 39.7% for the year ended December 31, 2012 and 38.0% for the first three months of 2013 before discrete items. Discrete items added an additional $0.6 million or 6.0% of our first quarter revenues for a total stated rate of 44.0%. We have approximately $36.8 million of state net operating loss carryforwards that will expire between 2013 and 2033, if not utilized.  Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses.  Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses.  At March 31, 2013, the valuation allowance was approximately $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowing under our Credit Facility (as defined below) will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2013 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Cash Flows
We began 2013 with $1.7 million in cash and other liquid investments and ended the first quarter with $1.3 million in cash and $43.0 million drawn on our revolving credit facility.
The following table sets forth the elements of cash flow for the three months ended March 31, 2012 and March 31, 2013 (in millions):

	Three Months Ended March 31,
	2012	2013
Cash at January 1st	$1.1	$1.7
Cash flow from continuing operating activities	3.1	10.9
Acquisitions	(11.6)	—
Borrowings (payments) on our Credit Facility	13.9	(4.2)
Maintenance capital expenditures	(0.9)	(1.8)
Dividends on common stock	(0.4)	(0.4)
Repurchase of common stock	(2.7)	—
Growth capital expenditures – funeral homes	(1.3)	(6.6)
Growth capital expenditures – cemeteries	(0.9)	(0.3)
Cash provided by discontinued operations	0.4	2.0
Other financing costs	0.2	—
Cash at March 31st	$0.9	$1.3
For the three months ended March 31, 2013 cash provided by continuing operating activities was $10.9 million as compared to $3.1 million for the three months ended March 31, 2012.  The increase was due to an increase in revenue and cash earned on delivered contracts.
Our investing activities resulted in a net cash outflow of $6.8 million for the three months ended March 31, 2013, compared to a net cash outflow of $14.7 million for the three months ended March 31, 2012.  The decrease in cash outflows from investing activities was due to the lack of acquisition activity in the first three months of 2013.  For the three months ended March 31, 2013, capital expenditures totaled $8.7 million, compared to $3.1 million for the three months ended March 31, 2012.  Capital expenditures during the first three months of 2013 included $6.0 million for funeral home expansion projects.

Our financing activities resulted in net cash outflow of $4.6 million for the three months ended March 31, 2013, compared to a net cash inflow of $10.9 million for the three months ended March 31, 2012.  The decrease in cash flows from financing activities is primarily due to scheduled payments under our Credit Facility and long-term debt during the first quarter of 2013. During the first quarter of 2012, we borrowed $13.9 million under the Credit Facility whereas we repaid $4.2 million under our Credit Facility in the first quarter of 2013.  The cash flows from financing activities during the first three months of 2012 was partially offset by the purchase of $2.7 million in treasury stock, which did not occur during the first three months of 2013.
Dividends
Our Board declared a quarterly cash dividend of $0.025 per share, totaling $0.4 million, which was paid on March 1, 2013 to record holders of our common stock as of February 13, 2013.
Debt Obligations
The outstanding principal of long-term debt at March 31, 2013 totaled $174.3 million and consisted of $125.0 million under our term loan, $43.0 million outstanding under our revolving credit facility and $6.3 million in acquisition indebtedness and capital lease obligations.
As of March 31, 2013, we had a $235 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as the Administrative Agent comprised of a $105 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. Interest under the new Credit Facility is payable at prime or LIBOR options. As of March 31, 2013, $43 million was drawn under the revolving credit facility and $125 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2013.
We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2013, the prime rate margin was equivalent to 2.50% and the LIBOR margin was 3.50%. The weighted average interest rate on the Credit Facility at March 31, 2013 was 3.7%.
On April 24, 2013, the Company entered into a third amendment to the Credit Facility (the “Third Amendment”) which provides for an increase in the revolving credit commitments under the Credit Facility from $105 million to $125 million and a decrease in the interest rate margin. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. The Third Amendment decreases the applicable margin for the Company's outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold.
The Third Amendment also contains amendments which (a) allow the Company to issue subordinated debt or convertible subordinated debt in an amount not to exceed $100 million, (b) provide the Company with the ability to repurchase up to $15 million worth of stock-based employee awards, and (c) allow for the Company to refinance its existing convertible junior subordinated debentures with the proceeds of certain issuances of subordinated debt or convertible subordinated debt.
A total of $89.8 million was outstanding at March 31, 2013 under the convertible junior subordinated debenture. Amounts outstanding under the debentures are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES.” The rights under the debentures are functionally equivalent to those of the TIDES.
The convertible junior subordinated debentures payable to the affiliated Trust, and the TIDES, each contain a provision for the deferral of interest payments and distributions for up to 20 consecutive quarters. During any period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions themselves accumulate distributions at the annual rate of 7%. During any deferral period, we are prohibited from paying dividends on common stock or repurchasing common stock, subject to limited exceptions. We currently expect to continue paying the distributions as due.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2013. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through June 30, 214 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of March 31, 2013, the leverage ratio was 3.03 to 1.00 and the fixed charge coverage ratio was 2.41 to 1.00.

In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3 million of our common stock up to an aggregate of $8 million. Through March 31, 2013, we spent $5.3 million buying back our common stock under this plan.
We intend to use cash on hand and borrowing under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement. We believe that existing cash balances, future cash flows from operations and the borrowing under our Credit Facility described above will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2013, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2013 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.48% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2013, we had $43.0 million outstanding under our $105.0 million revolving credit facility and $125.0 million on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2013, the prime rate margin was equivalent to 2.50% and the LIBOR margin was 3.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The estimated fair value of these securities is estimated to be approximately $95.2 million at March 31, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
Increases in market interest rates may cause the value of these debt instruments to decrease but such changes will not affect our interest costs. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market, and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2013, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors as previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Readers should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

*10.1	Employment Agreement with Mark R. Bruce dated January 4, 2011.

*10.2	Employment Letter with Mark R. Bruce dated March 14, 2012.

*10.3	Employment Agreement with Shawn R. Phillips dated January 4, 2011.

*10.4	Employment Letter with Shawn R. Phillips dated March 14, 2012.

*10.5	Employment Agreement with Paul D. Elliott dated August 31, 2012.

10.6
Third Amendment and Commitment Increase dated April 23, 2013 among Carriage Services, Inc., the Lenders and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2013.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.
_______________________________

*	Filed or furnished herewith, as applicable.

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

CARRIAGE SERVICES, INC.
Date: May 7, 2013	/s/ L. William Heiligbrodt
L. William Heiligbrodt
Vice Chairman of the Board, Executive
Vice President, Secretary and Director
(Principal Financial Officer and Duly Authorized Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*10.1	Employment Agreement with Mark R. Bruce dated January 4, 2011.

*10.2	Employment Letter with Mark R. Bruce dated March 14, 2012.

*10.3	Employment Agreement with Shawn R. Phillips dated January 4, 2011.

*10.4	Employment Letter with Shawn R. Phillips dated March 14, 2012.

*10.5	Employment Agreement with Paul D. Elliott dated August 31, 2012.

10.6
Third Amendment and Commitment Increase dated April 23, 2013 among Carriage Services, Inc., the Lenders and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 25, 2013.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.