Form 10-Q
period 2013-06-30
CARRIAGE SERVICES INC
filed 2013-08-08
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 5, 2013 was 18,246,232

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,698	$1,518
Accounts receivable, net of allowance for bad debts of $1,177 in 2012 and $841 in 2013	17,812	16,869
Assets held for sale	1,466	20,108
Inventories	5,133	4,736
Prepaid expenses	5,107	3,518
Other current assets	1,923	2,171
Total current assets	33,139	48,920
Preneed cemetery trust investments	70,960	66,749
Preneed funeral trust investments	82,896	93,170
Preneed receivables, net of allowance for bad debts of $2,059 in 2012 and $1,819 in 2013	23,222	24,923
Receivables from preneed trusts	25,871	13,557
Property, plant and equipment, net of accumulated depreciation of $84,291 in 2012 and $85,151 in 2013	152,433	154,415
Cemetery property	75,156	73,404
Goodwill	218,442	217,244
Deferred charges and other non-current assets	9,424	8,243
Cemetery perpetual care trust investments	46,542	39,485
Total assets	$738,085	$740,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$11,218	$12,139
Accounts payable	5,243	5,064
Other liabilities	13,067	15,782
Accrued liabilities	12,278	12,199
Liabilities associated with assets held for sale	369	20,158
Total current liabilities	42,175	65,342
Long-term debt, net of current portion	118,841	112,621
Revolving credit facility	44,700	34,600
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,013	3,900
Deferred preneed cemetery revenue	63,998	56,371
Deferred preneed funeral revenue	39,794	32,838
Deferred preneed cemetery receipts held in trust	70,960	66,749
Deferred preneed funeral receipts held in trust	82,896	93,170
Care trusts’ corpus	45,920	39,133
Total liabilities	603,067	594,494
Commitments and contingencies:
Redeemable preferred stock	200	—
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,078,000 and 22,147,000 shares issued at December 31, 2012 and June 30, 2013, respectively	221	221
Additional paid-in capital	202,462	203,861
Accumulated deficit	(52,598)	(43,199)
Treasury stock, at cost; 3,922,000 shares at December 31, 2012 and June 30, 2013	(15,267)	(15,267)
Total stockholders’ equity	134,818	145,616
Total liabilities and stockholders’ equity	$738,085	$740,110
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Revenues:
Funeral	$36,611	$40,779	$76,645	$85,937
Cemetery	12,066	13,375	22,714	25,638
	48,677	54,154	99,359	111,575
Field costs and expenses:
Funeral	23,048	24,571	46,007	50,995
Cemetery	7,282	7,637	14,078	14,452
Depreciation and amortization	2,336	2,706	4,480	5,185
Regional and unallocated funeral and cemetery costs	2,080	2,312	4,413	5,073
	34,746	37,226	68,978	75,705
Gross profit	13,931	16,928	30,381	35,870
Corporate costs and expenses:
General and administrative costs and expenses	4,852	7,077	10,094	13,355
Home office depreciation and amortization	256	372	511	718
	5,108	7,449	10,605	14,073
Operating income	8,823	9,479	19,776	21,797
Interest expense, net of other income	(4,518)	(3,664)	(9,070)	(6,259)
Income from continuing operations before income taxes	4,305	5,815	10,706	15,538
Provision for income taxes	(1,845)	(2,210)	(4,326)	(6,501)
Net income from continuing operations	2,460	3,605	6,380	9,037
Income from discontinued operations, net of tax	203	539	742	366
Net income	2,663	4,144	7,122	9,403
Preferred stock dividend	(3)	—	(7)	(4)
Net income available to common stockholders	$2,660	$4,144	$7,115	$9,399

Basic earnings per common share:
Continuing operations	$0.14	$0.20	$0.35	$0.50
Discontinued operations	0.01	0.03	0.04	0.02
Basic earnings per common share	$0.15	$0.23	$0.39	$0.52

Diluted earnings per common share:
Continuing operations	$0.14	$0.20	$0.35	$0.46
Discontinued operations	0.01	0.03	0.04	0.02
Diluted earnings per common share	$0.15	$0.23	$0.39	$0.48

Dividends declared per common share	$0.025	$0.025	$0.050	$0.050
Weighted average number of common and common equivalent shares outstanding:
Basic	18,077	18,201	18,171	18,170
Diluted	18,153	18,365	18,237	22,743
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$7,122	$9,403
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(428)	(146)
Impairment of goodwill	—	100
Depreciation and amortization	5,050	5,953
Amortization and write-off of deferred financing costs	348	(36)
Provision for losses on accounts receivable	1,102	782
Stock-based compensation expense	1,182	1,624
Deferred income taxes	2,266	1,894
Other	38	208
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,414)	(2,070)
Inventories and other current assets	740	1,211
Deferred charges and other	75	24
Preneed funeral and cemetery trust investments	(146)	(1,363)
Accounts payable and accrued liabilities	(2,552)	2,285
Deferred preneed funeral and cemetery revenue	(177)	(9,755)
Deferred preneed funeral and cemetery receipts held in trust	168	13,879
Net cash provided by operating activities	13,374	23,993

Cash flows from investing activities:
Acquisitions and new construction	(16,729)	(6,051)
Capital expenditures	(5,651)	(4,468)
Net proceeds from the sale of businesses	—	2,736
Net cash used in investing activities	(22,380)	(7,783)

Cash flows from financing activities:
Net borrowings from (payments against) the revolving credit facility	14,200	(10,100)
Payments on the term loan	—	(5,000)
Payments on other long-term debt and obligations under capital leases	(342)	(307)
Proceeds from the exercise of stock options and employee stock purchase plan	440	492
Stock option benefit	24	—
Dividends on common stock	(903)	(906)
Dividend on redeemable preferred stock	(7)	(4)
Payment of loan origination costs	—	(565)
Purchase of treasury stock	(4,531)	—
Net cash provided by (used in) financing activities	8,881	(16,390)

Net decrease in cash and cash equivalents	(125)	(180)
Cash and cash equivalents at beginning of period	1,137	1,698
Cash and cash equivalents at end of period	$1,012	$1,518
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2013, we owned and operated 166 funeral homes in 26 states and 33 cemeteries in 11 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.
Interim Condensed Disclosures
The information for the three and six month periods ended June 30, 2012 and 2013 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction therewith. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
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
Accounts receivable included approximately $8.4 million and $7.9 million of funeral receivables at December 31, 2012 and June 30, 2013, respectively, and $9.2 million and $8.7 million of cemetery receivables at December 31, 2012 and June 30, 2013, respectively. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $8.2 million of funeral receivables and $15.9 million and $16.7 million of cemetery receivables at December 31, 2012 and June 30, 2013, respectively. Accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $1.1 million and $0.8 million for the six months ended June 30, 2012 and 2013, respectively.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the Consolidated Balance Sheet and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations. During the second quarter of 2013, we sold a funeral home in California, which was reported as held for sale at March 31, 2013. As of June 30, 2013, we had letters of intent outstanding on funeral homes in Kansas and Ohio and cemeteries in Virginia and Florida; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with these locations are included in assets held for sale on the Consolidated Balance Sheet as of June 30, 2013 and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations. See Note 4 and Note 20 to the Consolidated Financial Statements herein for more information.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. During the second quarter of 2012, we completed one acquisition comprised of two funeral homes and one cemetery. There were no acquisitions during the second quarter of 2013. See Note 3 to the Consolidated Financial Statements herein for more information.
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
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and stock from our employee stock purchase plan, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model. See Note 14 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.

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
Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in both the basic and diluted weighted average shares outstanding calculation. See Note 19 to this Consolidated Financial Statements herein for the computations of per share earnings for the three and six month periods ended June 30, 2012 and 2013.
The fully diluted weighted average shares outstanding for the six months ended June 30, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three and six months ended June 30, 2012 and the three months ended June 30, 2013, the conversion of our convertible junior subordinated debentures is excluded from fully diluted earnings per share calculations and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor ("CSV RIA"). As of June 30, 2013, CSV RIA provides these services to one institution, which has custody of 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

Fair Value Measurements
We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided herein in Notes 6, 10 and 11 to the Consolidated Financial Statements. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have elected not to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and six month periods ended June 30, 2013, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of June 30, 2013, no impairments have been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at a fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $88.0 million at June 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2013 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 20 to the Consolidated Financial Statements herein.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Comprehensive Income
In February 2013, the FASB amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, we are required to present significant amounts reclassified out of AOCI to net income in its entirety by the respective line items and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. This amendment is effective prospectively for public companies for reporting periods after December 15, 2012. We adopted the provisions of the this amendment effective January 1, 2013. See Note 15 to the Consolidated Financial Statements herein for the appropriate disclosures.

Income Taxes
In July 2013, the FASB amended the Income Tax Topic of the ASC to eliminate the diversity in practice in the presentation of unrecognized tax benefits.  The guidance did not include explicit information on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific circumstances exist which would then result in the unrecognized tax benefit being reflected as a liability. This amendment is effective for the first annual or interim period beginning after December 15, 2013, thus effective for us beginning January 1, 2014. We are still evaluating the impact of the adoption of this accounting standard update on our Consolidated Financial Statements.

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
During the second quarter of 2012, we completed one acquisition consisting of two funeral homes and one cemetery. We paid $4.8 million in cash as consideration for this acquisition. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill of $0.5 million. We acquired land for approximately $6.0 million during the first quarter of 2013 for funeral home expansion projects. There were no acquisitions during the second quarter of 2013. The pro forma impact of the second quarter 2012 acquisition on the prior periods is not presented as the impact is not material to reported results. Thus, the results of the acquired businesses are included in our results from the date of acquisition.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Acquisition Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
During the second quarter of 2013, we sold a funeral home in California, which was reported as held for sale at March 31, 2013. During the second quarter of 2012, we did not dispose of any business. As of June 30, 2013, we had letters of intent outstanding on funeral homes in Kansas and Ohio and cemeteries in Virginia and Florida; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with these locations are included in assets held for sale on the Consolidated Balance Sheet as of June 30, 2013 and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations.

Assets and liabilities associated with the businesses held for sale in our Consolidated Balance Sheets at December 31, 2012 and June 30, 2013 consisted of the following (in thousands):

	December 31, 2012	June 30, 2013
Assets:
Current assets	$238	$572
Preneed cemetery trust investments	—	7,745
Preneed funeral trust investments	—	63
Receivables from preneed trusts	293	691
Property, plant and equipment, net	504	3,069
Goodwill	85	1,097
Deferred charges and other non-current assets	346	—
Cemetery perpetual care trust investments	—	6,871
Total	$1,466	$20,108

Liabilities:
Current liabilities	$75	$143
Long-term debt, net of current portion	—	70
Deferred preneed cemetery revenue	—	5,059
Deferred preneed funeral revenue	294	284
Deferred preneed cemetery receipts held in trust	—	7,745
Deferred preneed funeral receipts held in trust	—	63
Care trusts corpus	—	$6,794
Total	$369	$20,158
The operating results of the discontinued businesses during the periods presented, as well as the gain or loss on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Revenues	$1,390	$946	$3,001	$2,269

Operating income	$353	$239	$819	$543
Gain (loss) on disposition	(2)	630	426	47
Provision for income taxes	(148)	(330)	(503)	(224)
Income from discontinued operations	$203	$539	$742	$366

5.	GOODWILL
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
The following table presents the changes in goodwill in our Consolidated Balance Sheets (in thousands):

Goodwill as of December 31, 2012	$218,442
Impairment	(101)
Reclassification of assets held for sale	(1,097)
Goodwill as of June 30, 2013	$217,244

The impairment of $0.1 million is related to a business discontinued in the first quarter of 2013 as the carrying value exceeded fair value.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2012 and June 30, 2013 are as follows (in thousands):

	December 31, 2012	June 30, 2013
Preneed cemetery trust investments, at fair value	$73,126	$68,784
Less: allowance for contract cancellation	(2,166)	(2,035)
Preneed cemetery trust investments, net	$70,960	$66,749
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock, U.S. treasury debt, U.S. agency obligations and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2013.  There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at June 30, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,588	$—	$—	$7,588
Fixed income securities:
Foreign debt	2	2,524	69	(71)	2,522
Corporate debt	2	32,730	660	(947)	32,443
Preferred stock	2	16,931	283	(33)	17,181
Mortgage backed securities	2	—	—	—	—
Common stock	1	8,068	759	(646)	8,181
Trust securities		$67,841	$1,771	$(1,697)	$67,915
Accrued investment income		$869			$869
Preneed cemetery trust investments					$68,784
Fair market value as a percentage of cost					100.1%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	8,400
Due in five to ten years	14,087
Thereafter	29,659
Total	$52,146
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$758	$—	$—	$758
Fixed income securities:
Foreign debt	2	2,008	450	—	2,458
Corporate debt	2	38,299	863	(507)	38,655
Preferred stock	2	22,362	824	(294)	22,892
Mortgage backed securities	2	1	—	—	1
Common stock	1	8,759	34	(1,526)	7,267
Trust securities		$72,187	$2,171	$(2,327)	$72,031
Accrued investment income		$1,095			$1,095
Preneed cemetery trust investments					$73,126
Market value as a percentage of cost					99.8%
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
We have determined that the unrealized losses in our preneed cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	June 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,762	$(71)	$—	$—	$1,762	$(71)
Corporate debt	14,850	(526)	996	(420)	15,846	(946)
Preferred stock	3,267	(34)	—	—	3,267	(34)
Common stock	2,023	(402)	752	(244)	2,775	(646)
Total temporary impaired securities	$21,902	$(1,033)	$1,748	$(664)	$23,650	$(1,697)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$11,363	$(325)	$622	$(182)	$11,985	$(507)
Preferred stock	1,040	(54)	2,284	(240)	3,324	(294)
Common stock	5,088	(934)	957	(592)	6,045	(1,526)
Total temporary impaired securities	$17,491	$(1,313)	$3,863	$(1,014)	$21,354	$(2,327)
Preneed cemetery trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Investment income	$1,290	$1,072	$2,052	$1,765
Realized gains	2,681	1,547	5,054	1,585
Realized losses	(2,195)	(144)	(2,309)	(574)
Expenses and taxes	(1,894)	(1,684)	(2,025)	(2,065)
Increase (decrease) in deferred preneed cemetery receipts held in trust	118	(791)	(2,772)	(711)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Purchases	$(33,060)	$(11,543)	$(57,099)	$(15,705)
Sales	33,404	13,811	57,492	18,820
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2012 and June 30, 2013 are as follows (in thousands):

	December 31, 2012	June 30, 2013
Preneed funeral trust investments, at fair value	$85,415	$95,972
Less: allowance for contract cancellation	(2,519)	(2,802)
Preneed funeral trust investments, net	$82,896	$93,170
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

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. government, agencies and municipalities, common stocks and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2013. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at June 30, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$19,257	$—	$—	$19,257
Fixed income securities:
U.S. treasury debt	1	2,752	61	(33)	2,780
U.S. agency obligations	1	559	13	(6)	566
Foreign debt	2	1,981	54	(56)	1,979
Corporate debt	2	27,405	659	(787)	27,277
Preferred stock	2	14,765	452	(59)	15,158
Mortgage backed securities	2	1	—	—	1
Common stock	1	6,989	690	(553)	7,126
Mutual funds:
Equity	1	11,598	1,610	(25)	13,183
Fixed income	2	5,403	19	(145)	5,277
Other investments	2	2,688	—	(26)	2,662
Trust securities		$93,398	$3,558	$(1,690)	$95,266
Accrued investment income		$706			$706
Preneed funeral trust investments					$95,972
Fair market value as a percentage of cost					102.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$736
Due in one to five years	8,515
Due in five to ten years	12,603
Thereafter	25,907
Total	$47,761

The cost and fair market values associated with preneed funeral trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,448	$—	$—	$13,448
Fixed income securities:
U.S. treasury debt	1	3,001	75	—	3,076
U.S agency obligations	1	142	4	—	146
Foreign debt	2	1,217	273	—	1,490
Corporate debt	2	25,060	661	(331)	25,390
Preferred stock	2	15,228	715	(193)	15,750
Common stock	1	5,770	27	(996)	4,801
Mutual funds:
Equity		11,843	487	(78)	12,252
Fixed income	1	6,105	181	(40)	6,246
Other investments	2	2,143	—	(15)	2,128
Trust securities	2	$83,957	$2,423	$(1,653)	$84,727
Accrued investment income		$688			$688
Preneed funeral trust investments					$85,415
Market value as a percentage of cost					100.9%
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
We have determined that the unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2013 and

December 31, 2012, respectively, are shown in the following tables (in thousands):

	June 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$838	$(33)	$—	$—	$838	$(33)
U.S. agency obligations	206	(6)	—	—	206	(6)
Foreign debt	1,383	(56)	—	—	1,383	(56)
Corporate debt	12,342	(438)	828	(349)	13,170	(787)
Preferred stock	5,860	(59)	—	—	5,860	(59)
Common stock	—	—	—	—	—	—
Mutual funds:
Equity	1,732	(344)	644	(209)	2,376	(553)
Equity and other	33	—	542	(25)	575	(25)
Fixed income	2,691	(145)	—	—	2,691	(145)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$25,085	$(1,081)	$2,058	$(609)	$27,143	$(1,690)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$7,419	$(212)	$406	$(119)	$7,825	$(331)
Preferred stock	685	(35)	1,504	(158)	2,189	(193)
Common stock	3,323	(609)	625	(387)	3,948	(996)
Mutual funds:
Equity	1,613	(25)	632	(53)	2,245	(78)
Fixed income	3,085	(40)	—	—	3,085	(40)
Other investments	—	—	30	(15)	30	(15)
Total temporary impaired securities	$16,125	$(921)	$3,197	$(732)	$19,322	$(1,653)
Preneed funeral trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Investment income	$1,089	$917	$1,951	$1,523
Realized gains	603	1,087	1,338	6,214
Realized losses	(1,727)	(221)	(2,177)	(5,553)
Expenses and taxes	(793)	(807)	(1,003)	(1,055)
Increase (decrease) in deferred preneed funeral receipts held in trust	828	(976)	(109)	(1,129)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Purchases	$(13,721)	$(7,903)	$(31,594)	$(11,089)
Sales	13,619	10,313	31,793	14,228

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we offer zero percent interest financing to promote sales as limited-time offers. At June 30, 2013, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $21.4 million and $8.7 million, respectively, of which $10.3 million is presented in Accounts receivable and $19.8 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.3 million and $3.7 million at December 31, 2012 and June 30, 2013, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% of the total receivables on recognized sales at June 30, 2013. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2013, changes in the allowance for contract cancellations were as follows (in thousands):

June 30, 2013
Beginning balance	$1,903
Write-offs and cancellations	(934)
Provision	438
Assets held for sale reclassification	(57)
Ending balance	$1,350
The aging of past due financing receivables as of June 30, 2013 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$506	$315	$165	$789	$1,775	$19,034	$20,809
Deferred revenue	215	121	87	320	743	8,568	9,311
Total contracts	$721	$436	$252	$1,109	$2,518	$27,602	$30,120

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. During the second quarter, we moved approximately $14.3 million of these trust assets were transferred to third parties for which we do have a controlling financial interest. As of December 31, 2012 and June 30, 2013, receivables from preneed trusts are as follows (in thousands):

	December 31, 2012	June 30, 2013
Preneed trust funds, at cost	$26,671	$13,976
Less: allowance for contract cancellation	(800)	(419)
Receivables from preneed trusts, net	$25,871	$13,557

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $237.4 million and $280.0 million at December 31, 2012 and June 30, 2013, respectively, and are not included in our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2012 and June 30, 2013 are as follows (in thousands):

	December 31, 2012	June 30, 2013
Trust assets, at fair value	$46,542	$39,485
Pending withdrawals of income	(659)	(464)
Pending deposits	37	112
Care trusts’ corpus	$45,920	$39,133
The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock, U.S. treasury debt, U.S. agency obligations and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three months ended June 30, 2013. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,025	$—	$—	$4,025
Fixed income securities:
Foreign debt	2	1,451	40	(41)	1,450
Corporate debt	2	18,961	391	(549)	18,803
Preferred stock	2	9,818	169	(22)	9,965
Mortgage backed securities	2	—	—	—	—
Common stock	1	4,672	439	(376)	4,735
Trust securities		$38,927	$1,039	$(988)	$38,978
Accrued investment income		$507			$507
Cemetery perpetual care trust investments					$39,485
Fair market value as a percentage of cost					100.1%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,877
Due in five to ten years	8,146
Thereafter	17,195
$30,218
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2012 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$545	$—	$—	$545
Fixed income securities:
Foreign debt	2	1,267	284	—	1,551
Corporate debt	2	24,324	556	(323)	24,557
Preferred stock	2	14,225	525	(187)	14,563
Mortgage backed securities	2	1	—	—	1
Common stock	1	5,563	22	(969)	4,616
Trust securities		$45,925	$1,387	$(1,479)	$45,833
Accrued investment income		$709			$709
Cemetery perpetual care investments					$46,542
Market value as a percentage of cost					99.8%
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
We have determined that the unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the period as of June 30, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	June 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,013	$(41)	$—	$—	$1,013	$(41)
Corporate debt	8,616	(306)	578	(244)	9,194	(550)
Preferred stock	2,097	(21)	—	—	2,097	(21)
Common stock	1,177	(234)	438	(142)	1,615	(376)
Total temporary impaired securities	$12,903	$(602)	$1,016	$(386)	$13,919	$(988)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$7,236	$(207)	$396	$(116)	$7,632	$(323)
Preferred stock	664	(34)	1,459	(153)	2,123	(187)
Common stock	3,231	(593)	608	(376)	3,839	(969)
Total temporary impaired securities	$11,131	$(834)	$2,463	$(645)	$13,594	$(1,479)
Perpetual care trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Undistributable realized gains	$1,269	$1,063	$2,400	$1,087
Undistributable realized losses	(1,027)	(103)	(1,079)	(398)
Decrease in care trusts’ corpus	(242)	(960)	(1,321)	(689)
	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Interest and dividends	$1,152	$1,234	$2,303	$2,469
Realized gains	300	600	300	1,161
Expenses	—	(266)	—	(478)
Total	$1,452	$1,568	$2,603	$3,152
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Purchases	$(21,520)	$(7,252)	$(37,737)	$(9,838)
Sales	21,644	8,674	38,265	11,795

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The long-term debt and line of credit are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and line of credit approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible junior subordinated debentures is approximately $88.0 million at June 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our

Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to this Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
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

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability. As of June 30, 2013, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

12.	LONG-TERM DEBT
The Company's senior long-term debt consisted of the following at December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012	June 30, 2013
Revolving credit facility, secured, floating rate	$44,700	$34,600
Term loan, secured, floating rate	127,500	122,500
Acquisition debt	2,427	2,095
Less: current portion	(11,086)	(11,974)
Total long-term debt	$163,541	$147,221

As of June 30, 2013, we had a $255 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of June 30, 2013, $34.6 million was drawn under the revolving credit facility and $122.5 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2013. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At June 30, 2013, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2013 was 3.3% and 3.5%, respectively.
On April 24, 2013, the Company entered into a Third amendment to the Credit Facility (the “Third Amendment”), which increased the revolving credit commitments under the Credit Facility from $105 million to $125 million and decreased the interest rate margin. The Third Amendment decreased the applicable margin for the Company's outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold. During the second quarter, in connection with this Third Amendment, we recorded a pretax charge of approximately $0.4 million to write off the unamortized loan costs.
The Third Amendment also contains amendments which (a) allow the Company to issue subordinated debt or convertible subordinated debt in an amount not to exceed $100 million, (b) provide the Company with the ability to repurchase up to $15 million worth of stock-based employee awards and (c) allow for the Company to refinance its existing convertible junior subordinated debentures with the proceeds of certain issuances of subordinated debt or convertible subordinated debt.

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
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2013. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2013, the leverage ratio was 2.77 to 1.00 and the fixed charge coverage ratio was 2.28 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the notes bear interest ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 9.5% to 10.0%. Original maturities range from one to ten years.

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
Stock Options
As of June 30, 2013, there were 814,459 stock options outstanding and 644,273 stock options which remain unvested. On May 22, 2013, a total of 562,500 stock options were awarded to certain officers and employees of the Company. The options will vest in 33.33% increments over a three year period and will expire on May 22, 2018. The value of these stock options is approximately $2.3 million.

The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, as indicated by year:

2013
Dividend yield	0.6%
Expected volatility	33.63%
Risk-free interest rate	0.41%
Expected life (years)	3.56
We recorded pre-tax stock-based compensation expense for stock options totaling $68,000 and $131,000 for the three months ended June 30, 2012 and 2013, respectively, and $125,000 and $178,000 for the six months ended June 30, 2012 and 2013, respectively.
Employee Stock Purchase Plan
During the second quarter of 2013, employees purchased a total of 20,627 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $11.65 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling $33,000 and $88,000 for the three months ended June 30, 2012 and 2013, respectively, and$73,000 and $187,000 for the six months ended June 30, 2012 and 2013, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2013) associated with the four quarterly purchase dates using the following assumptions:

2013
Dividend yield	0.6%
Expected volatility	31%
Risk-free interest rate	0.08%, 0.12%, 0.135%, 0.15%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Restricted Stock Grants
We, from time to time, issue shares of restricted common stock to certain officers and key employees from our stock-based employee plan. The restricted stock shares issued to officers and key employees vest in 33.33% increments over three year periods.
On April 3, 2013, the Company awarded a grant of 38,200 shares of restricted common stock, which will vest over a three year period and have an aggregate grant date market value of $0.8 million.
Related to the vesting of restricted stock awards previously awarded to our officers and employees, we recorded $0.4 million and $0.3 million in pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended June 30, 2012 and 2013, respectively, and $0.6 million and $0.7 million in pre-tax compensation expense for the six months ended June 30, 2012 and 2013, respectively.
As of June 30, 2013, we had $2.6 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.8 years.

Performance-Based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) approved the grant of performance awards with both market and service vesting conditions to certain officers, employees and outside directors. The awards vest and become exercisable only in the event the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, and the grantee remains continuously employed by us from the grant date through such date, which can be no earlier than the first anniversary of the grant date. If the market condition is met prior to the first anniversary of the grant date, then such award will not become vested until the first anniversary of the grant date, provided that the grantee remains continuously employed by us from the grant date through the first anniversary of the grant date. Promptly following the date a grantee’s award becomes vested (but no later than March 15th of the year following the year in which the award becomes vested) and subject to the grantee’s payment of the purchase price, we will issue and deliver to the grantee the number of shares of our common stock subject to the award. The purchase price is equal to the greater of (a) the fair market value of a share of our common stock on the grant date plus $0.50 or (b) $9.00. A grantee’s award will automatically terminate without payment of any consideration if (i) the grantee’s employment with us terminates for any reason (other than due to death or disability) prior to the vesting or (ii) the vesting does not occur on or before the fifth anniversary of the grant date. No performance awards were granted during the six months ended June 30, 2013. The pre-tax compensation expense associated with these awards for the three and six months ended June 30, 2013 was approximately $0.1 million and $0.3 million, respectively.
Director Compensation Policy
On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which was held on May 22, 2013. We issued 17,928 shares of common stock to the four independent directors for such retainer.
We recorded $455,000 and $476,000 in pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended June 30, 2012 and 2013, respectively, and $616,000 and $609,000 for the six months ended June 30, 2012 and 2013, respectively, related to the director fees, annual retainers and deferred compensation amortization.

15.	STOCKHOLDERS' EQUITY
Share Repurchase Program
In May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3.0 million of our common stock up to a total of $8.0 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. No repurchases were made in the six months ended June 30, 2013. The repurchased shares are held as treasury stock. Since the beginning of this program, we have spent a total of $5.3 million buying back our common stock under this plan.
Cash Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling $454,000, which was paid on June 3, 2013 to record holders of our common stock as of May 16, 2013. For the six months ending June 30, 2013, we had paid approximately $906,000 in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

Preferred Stock
We have 40,000,000 authorized shares of preferred stock. In 2008, we issued 20,000 shares of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and was convertible any time prior April 13, 2013 into our common stock on a one-for-one basis. On April 1, 2013, our key employee converted his 20,000 shares of mandatorily redeemable convertible preferred stock into common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2012	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	1,993
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(1,993)
Balance at June 30, 2013	$—

16.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2013	$85,937	$25,638	$—	$111,575
Six months ended June 30, 2012	$76,645	$22,714	$—	$99,359
Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2013	$27,243	$7,807	$(19,512)	$15,538
Six months ended June 30, 2012	$23,863	$5,911	$(19,068)	$10,706
Total assets:
June 30, 2013	$487,572	$237,608	$14,930	$740,110
December 31, 2012	$481,356	$237,897	$18,832	$738,085

17.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
Revenues
Goods
Funeral	$14,634	$15,962	$30,386	$33,978
Cemetery	7,698	8,444	14,451	15,591
Total goods	$22,332	$24,406	$44,837	$49,569
Services
Funeral	$20,163	$22,101	$42,321	$47,010
Cemetery	2,280	2,456	4,497	5,068
Total services	$22,443	$24,557	$46,818	$52,078
Financial revenue
Preneed funeral commission income	$450	$481	$901	$989
Preneed funeral trust earnings	1,364	2,235	3,037	3,960
Cemetery trust earnings	1,626	2,087	2,946	4,281
Cemetery finance charges	462	388	820	698
Total financial revenue	$3,902	$5,191	$7,704	$9,928
Total revenues	$48,677	$54,154	$99,359	$111,575

Cost of revenues
Goods
Funeral	$12,259	$12,935	$24,454	$27,006
Cemetery	5,782	6,035	11,046	11,156
Total goods	$18,041	$18,970	$35,500	$38,162
Services
Funeral	$10,440	$11,303	$20,853	$23,243
Cemetery	1,500	1,556	3,032	3,201
Total services	$11,940	$12,859	$23,885	$26,444
Financial expenses
Preneed funeral commissions	$349	$333	$700	$746
Trust administration fees	—	46	—	95
Total financial expenses	$349	$379	$700	$841
Total cost of revenues	$30,330	$32,208	$60,085	$65,447
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30,
	2012	2013
Cash paid for interest and financing costs	$8,968	$6,455
Cash paid for income taxes	818	154
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	2,650	3,350
Restricted common stock withheld for payroll taxes	303	1,383
Net deposits from preneed funeral trusts	(285)	(10,337)
Net deposits from preneed cemetery trusts	(856)	(3,535)
Net withdrawals from perpetual care trusts	874	186
Net increase in preneed receivables	(450)	(2,108)
Net withdrawals of receivables from preneed trusts	121	12,323
Net change in preneed funeral receivables decreasing deferred revenue	(279)	(6,963)
Net change in preneed cemetery receivables increasing/(decreasing) deferred revenue	102	(2,792)
Net deposits into preneed funeral trust accounts increasing deferred preneed funeral receipts held in trust	285	10,337
Net deposits into cemetery trust accounts increasing deferred cemetery receipts held in trust	856	3,535
Net deposits (withdrawals) into (from) perpetual care trust accounts decreasing perpetual care trusts’ corpus	(973)	7

19.	EARNINGS PER SHARE
Earnings per share for the three and six months ended June 30, 2012 and 2013 is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013

Net income	$2,663	$4,144	$7,122	$9,403
Net income allocated to non-vested share awards	(85)	(73)	(196)	(170)
Preferred stock dividend	(3)	—	(7)	(4)
Undistributed earnings available to common stockholders	$2,575	$4,071	$6,919	$9,229
Income from discontinued operations	203	539	742	366
Undistributed earnings from continuing operations available to common stockholders	$2,372	$3,532	$6,177	$8,863

Weighted average number of common shares outstanding for basic EPS computation	18,077	18,201	18,171	18,170
Effect of dilutive securities:				—
Stock options	76	164	66	181
Convertible junior subordinated debentures	—	—	—	4,392
Weighted average number of common and common equivalent shares outstanding for diluted EPS computation	18,153	18,365	18,237	22,743

Basic earnings per common share:
Undistributed earnings	$0.14	$0.20	$0.34	$0.49
Allocation of earnings to non-vested share awards	—	—	0.01	0.01
Basic earnings per share from continuing operations	$0.14	$0.20	$0.35	$0.50
Discontinued operations	0.01	0.03	0.04	0.02
Basic earnings per common share	$0.15	$0.23	$0.39	$0.52

Diluted earnings per common share:
Undistributed earnings	$0.14	$0.20	$0.34	$0.45
Allocation of earnings to non-vested share awards	—	—	0.01	$0.01
Diluted earnings per share from continuing operations	$0.14	$0.20	$0.35	$0.46
Discontinued operations	0.01	0.03	0.04	0.02
Diluted earnings per common share	$0.15	$0.23	$0.39	$0.48
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations to include outstanding unvested restricted stock awards in the basic and diluted weighted average shares outstanding calculation.
The fully diluted weighted average shares outstanding for the six months ended June 30, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three and six months ended June 30, 2012 and the three months ended June 30, 2013, the conversion of our convertible junior subordinated debentures is excluded from the fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended June 30, 2013:

	For the Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$4,144
Less: Preferred Stock dividends	—

Basic earnings per share
Net income available to common stockholders	4,144	18,201	$0.23

Effect of dilutive securities
Stock options	—	164
Convertible junior subordinated debentures	—	—

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$4,144	18,365	$0.23
The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income	$9,403
Less: Preferred Stock dividends	(4)

Basic earnings per share
Net income available to common stockholders	9,399	18,170	$0.52

Effect of dilutive securities
Stock options	—	181
Convertible junior subordinated debentures	1,474	4,392

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$10,873	22,743	$0.48

20.	SUBSEQUENT EVENTS
On July 22, 2013, we sold a funeral home in Ohio for $0.6 million and recognized a net gain of approximately $0.1 million. On August 2, 2013, we sold a cemetery in Virginia for $5.0 million and recognized a net gain of approximately $6.3 million.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the execution of our Standards Operating Model;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	ability to find and retain skilled personnel;

•	the effects of competition;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	our ability to generate preneed sales;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry; and

•	other factors and uncertainties inherent in the deathcare industry.
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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2013, we operated 166 funeral homes in 26 states and 33 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward Managing Partners, the business manager, for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics. The model and standards are the measures by which we judge the success of each business. In 2012, we began a five year incentive plan, called “Good to Great,” which rewards the Managing Partners, with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” which guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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

•
The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. A Managing Partner’s performance is judged according to achievement of the Standards Operating Model for that business.

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
Our funeral volumes have increased from 24,510 in 2008 to 28,079 in 2012 (compounded annual increase of 3.5%). Our funeral operating revenue has increased from $124.1 million in 2008 to $144.8 million in 2012 (compounded annual increase of 3.9%). The increases are primarily because of businesses we acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 11.0% in volumes and 11.4% in funeral operating revenues in the first six months of 2013 compared to the first six months of 2012, primarily as a result of acquisitions completed during the trailing twelve months.
The percentage of funeral services involving cremations has increased from 38.2% for the year ended 2008 to 46.0% for the year ended 2012, and was 46.8% for the first six months of 2013. On a same store basis, the cremation rate has risen to 45.8% for the first six months of 2013, up from 44.5% for the year ended December 31, 2012, and 43.9% for the comparable six month period in 2012.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 47% of our cemetery revenues for the year ended December 31, 2012 related to preneed sales of interment rights and the delivery of related merchandise and services. For the six months ended June 30, 2013, those preneed sales were approximately 49.4% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of our cemetery revenues. Currently, approximately 19% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2008 through 2012 was characterized by fluctuating operating revenues yet increasing field level profit margins. Cemetery operating revenue increased from $38.0 million in 2008 to $38.3 million in 2012. Our goal is to build stronger teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2013 is designated to expand our cemetery product offerings.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Funeral Commission Income. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Cemetery Finance Charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. Occasionally, we offer zero percent interest financing to promote sales as limited-time offers. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of June 30, 2013, CSV RIA provides these services to one institution, which has custody of 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are focused on generating long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral trust fund income earned, along with the receipt and recognition of any insurance benefits, are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. Perpetual care trust fund income is recognized as earned in Cemetery revenues.
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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2012, we acquired seven funeral home businesses and one cemetery business. The consideration paid for the 2012 acquisitions was $42.7 million. We did not acquire any businesses during the first six months of 2013.
Financial Highlights
Net income from continuing operations for the three months ended June 30, 2013 totaled $3.6 million, equal to $0.20 per diluted share, compared to net income for the three months ended June 30, 2012, which totaled $2.5 million, equal to $0.14 per diluted share. Net income from continuing operations for the six months ended June 30, 2013 totaled $9.0 million, equal to $0.46 per diluted share, compared to $6.4 million for the six months ended June 30, 2012, or $0.35 per diluted share. Total revenue for the three and six months ended June 30, 2013 was $54.2 million and $111.6 million, respectively, an increase of 11.3% and 12.3%, respectively, compared to $48.7 million and $99.4 million, respectively, for the comparable periods in 2012. Our funeral segment experienced increases in revenue and gross profit during the three and six month periods ended June 30, 2013 primarily as a result of our 2012 acquisitions and increased number of contracts from our existing locations. The cemetery segment experienced increases in revenue during the three and six month periods ended June 30, 2013 due to higher preneed property sales, increased volume of at-need contracts and higher trust fund earnings. Gross profit in these segments was higher for the three and six months ended June 30, 2013 primarily as a result of higher revenue as compared to the same period in 2012. We experienced increases in general and administrative expenses due to severance costs, increases in incentive compensation and increases in salaries and benefits for additional support staff at the corporate office.
We also present our financial performance in our "Operating and Financial Metrics Trend Report" ("Trend Report") as reported in our earnings release and discussed on our earnings call for the quarter ending June 30, 2013. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business.  We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include “Adjusted Net Income,” “Adjusted Basic Earnings Per Share,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Free Cash Flow,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies' reports. We are providing below a reconciliation after tax of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable trust income, acquisition expenses, severance costs and other items in the table below. The adjustment of Special Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses.

In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income, pre-tax, totaled $0.1 million and $0.8 million for the three and six month periods ended June 30, 2012, respectively, and $0.2 million and $0.7 million for the three and six month periods ended June 30, 2013. While the Withdrawable trust income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP net income calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2013	2012	2013
Net income from continuing operations, as reported	$2.5	$3.6	$6.4	$9.0

After-tax special items:
Withdrawable trust income	—	0.1	0.5	0.5
Acquisition expenses	0.2	0.1	0.4	0.1
Severance costs	—	0.3	0.3	0.5
Costs related to credit facility	—	0.3	—	0.3
Other special items	—	0.2	0.1	0.2
Non-GAAP net income	$2.7	$4.6	$7.7	$10.6
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment and deferred tax assets. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance that our results of operations will be consistent from year to year.
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
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and six month periods ended June 30, 2012 and 2013. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2013.
Three months ended June 30, 2012 compared to three months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$28,867	$29,369	$502	1.7%
Acquired operating revenue	5,930	8,694	2,764	46.6%
Preneed funeral insurance commissions	450	481	31	6.9%
Preneed funeral trust earnings	1,364	2,235	871	63.9%
Total	$36,611	$40,779	$4,168	11.4%

Operating profit:
Same store operating profit	$10,322	$11,276	$954	9.2%
Acquired operating profit	1,776	2,549	773	43.5%
Preneed funeral insurance commissions	101	162	61	60.4%
Preneed funeral trust earnings	1,364	2,221	857	62.8%
Total	$13,563	$16,208	$2,645	19.5%
Funeral home same store operating revenues for the three months ended June 30, 2013 increased $0.5 million, or 1.7%, when compared to the three months ended June 30, 2012, as we experienced a 3.1% increase in the number of contracts, while the average revenue per contract decreased 1.1%, or $64 per contract, to $5,512 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased 1.3% to $5,271. The number of traditional burial contracts remained flat while the average revenue per burial contract increased slightly to $8,324. The cremation rate for the same store businesses increased from 43.2% to 46.2%. The average revenue per same store cremation contract decreased 2.0% to $3,059 and the number of cremation contracts increased 10.1%. Cremations with services declined from 35.3% of total cremation contracts in the second quarter of 2012 to 33.2% in the second quarter of 2013. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which make up approximately 6.6% of the total number of contracts, increased 18.9% to $2,572.
Same store operating profit for the three months ended June 30, 2013 increased $1.0 million, or 9.2%, from the comparable three months of 2012, and as a percentage of funeral same store operating revenue, increased to 38.4% from 35.8%. The increase in profit is primarily the result of the increase in revenue and better merchandise gross profit margins while keeping most other funeral costs flat.
Funeral home acquired revenues for the three months ended June 30, 2013 increased $2.8 million, or 46.6%, when compared to the three months ended June 30, 2012, as we experienced a 31.1% increase in the number of contracts, and an increase of 12.3%, to $5,130, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 11.8% to $5,035. The number of traditional burial contracts increased 37.7% and the average revenue per burial contract increased 10.7% to $8,059. The cremation rate for the acquired businesses was 50.8% for the second quarter of 2013, down 80 basis points from the prior-year period. The average revenue per cremation contract increased 7.9% to $3,145 for the second quarter of 2013 and the number of cremation contracts increased 29.0% compared to the same period of 2012. The reason for the large increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the businesses acquired during 2012 serve primarily traditional burial families.
Acquired operating profit for the three months ended June 30, 2013 increased $0.8 million from the comparable three months of 2012 and, as a percentage of revenue from acquired businesses, was 29.3% for the second quarter of 2013 compared to 29.9% for the second quarter of 2012. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 49.7% in revenue and 62.7% in operating profit as compared to the three months ended June 30,

2012 as a result of higher earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Six months ended June 30, 2012 compared to six months ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$60,383	$62,540	$2,157	3.6%
Acquired operating revenue	12,324	18,448	6,124	49.7%
Preneed funeral insurance commissions	901	989	88	9.8%
Preneed funeral trust earnings	3,037	3,960	923	30.4%
Total	$76,645	$85,937	$9,292	12.1%

Operating profit:
Same store operating profit	$23,154	$24,825	$1,671	7.2%
Acquired operating profit	4,246	5,914	1,668	39.3%
Preneed funeral insurance commissions	201	272	71	35.3%
Preneed funeral trust earnings	3,037	3,931	894	29.4%
Total	$30,638	$34,942	$4,304	14.0%
Funeral home same store operating revenues for the six months ended June 30, 2013 increased $2.2 million, or 3.6%, when compared to the six months ended June 30, 2012, as we experienced a 5.1% increase in the number of contracts, while the average revenue per contract decreased 1.7%, or $93 per contract, to $5,491 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased 1.4% to $5,254. The number of traditional burial contracts increased 2.7% while the average revenue per burial contract decreased 0.6% to $8,300. The cremation rate for the same store businesses increased from 43.9% to 45.8%. The average revenue per same store cremation contract decreased 2.4% to $3,054, and the number of cremation contracts increased 9.8%. Cremations with services declined from 36.1% of total cremation contracts in the six months ended June 30, 2012 to 33.5% in the six months ended June 30, 2013. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which make up approximately 6.8% of the total number of contracts, increased 10.6% to $2,336.
Same store operating profit for the six months ended June 30, 2013 increased $1.7 million, or 7.2%, from the comparable period of 2012, and as a percentage of funeral same store operating revenue, increased to 39.7% from 38.3%. The increase in operating profit is primarily the result of the increase in revenue, offset in part, by increases in salaries and benefits and increases in insurance fees and property taxes.
Funeral home acquired revenues for the six months ended June 30, 2013 increased $6.1 million, or 49.7%, when compared to the six months ended June 30, 2012, as we experienced a 35.5% increase in the number of contracts, and an increase of 10.8%, to $5,072, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 10.4% to $4,983. The number of traditional burial contracts increased 52.4% and the average revenue per burial contract increased 6.6% to $7,843. The cremation rate for the acquired businesses was 49.9% for the six months ended June 30, 2013, down 270 basis points from the prior-year period. The average revenue per cremation contract increased 2.9% to $3,098 for the six months ended June 30, 2013, and the number of cremation contracts increased 28.6%, compared to the same period of 2012. The reason for the large increase in the average revenue per contract for acquired operations and the significant decline in the cremation rate is because the businesses acquired during 2012 serve primarily traditional burial families.
Acquired operating profit for the six months ended June 30, 2013 increased $1.7 million, or 39.3%, from the comparable six months of 2012 and, as a percentage of revenue from acquired businesses, was 32.1% for the six months ended June 30, 2013 compared to 34.5% for the six months ended June 30, 2012. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 25.7% in revenue and 29.8% in operating profit as compared to the six months ended June 30, 2012 as a result of higher earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2013.
Three months ended June 30, 2012 compared to three months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$9,978	$10,826	$848	8.5%
Acquired operating revenue	—	74	74	n/a
Cemetery trust earnings	1,626	2,087	461	28.4%
Preneed cemetery finance charges	462	388	(74)	(16.0)%
Total	$12,066	$13,375	$1,309	10.8%

Operating profit:
Same store operating profit	$2,705	$3,328	$623	23.0%
Acquired operating loss	(9)	(19)	(10)	n/a
Cemetery trust earnings	1,626	2,041	415	25.5%
Preneed cemetery finance charges	462	388	(74)	(16.0)%
Total	$4,784	$5,738	$954	19.9%
Cemetery same store operating revenues for the three months ended June 30, 2013 increased $0.8 million, or 8.5%, compared to the three months ended June 30, 2012. The increase in operating revenue was primarily attributable to preneed property sales which increased $1.0 million, or 21.9%. We experienced a 29.1% increase in the number of interment rights (property) sold, yet a 7.0% decrease in the average price per interment compared to the second quarter of 2012. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 91.4% to 94.3%. Same store at-need revenue increased $0.1 million, or 3.2%, as at-need contracts increased 1.6% while revenue from deliveries of preneed merchandise and services declined $0.2 million, or 14.7%.
Cemetery same store operating profit for the three months ended June 30, 2013 increased $0.6 million, or 23.0%. As a percentage of revenues, cemetery same store operating profit increased from 27.1% to 30.7%. The increase in operating profit is primarily a result of the increase in revenue and lower bad debt expense.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended June 30, 2013 increased 28.4%, when compared to the three months ended June 30, 2012. Earnings from perpetual care trust funds totaled $1.6 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012, an increase of $0.3 million, or 19.5%. Trust earnings recognized upon the delivery of merchandise and service contracts decreased 5.8% from the same period in 2012. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 16.0% due primarily to a decrease in the average interest rate for new contracts.

Six months ended June 30, 2012 compared to six months ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$18,948	$20,516	$1,568	8.3%
Acquired operating revenue	—	143	143	n/a
Cemetery trust earnings	2,946	4,281	1,335	45.3%
Preneed cemetery finance charges	820	698	(122)	(14.9)%
Total	$22,714	$25,638	$2,924	12.9%

Operating profit:
Same store operating profit	$4,879	$6,347	$1,468	30.1%
Acquired operating loss	(9)	(45)	(36)	n/a
Cemetery trust earnings	2,946	4,186	1,240	42.1%
Preneed cemetery finance charges	820	698	(122)	(14.9)%
Total	$8,636	$11,186	$2,550	29.5%
Cemetery same store operating revenues for the six months ended June 30, 2013 increased $1.6 million, or 8.3%, compared to the six months ended June 30, 2012. The increase in operating revenue was primarily attributable to preneed property sales which increased $1.4 million, or 15.9%. We experienced a 12.6% increase in the number of interment rights (property) sold and a 1.5% increase in the average price per interment compared to the six months ended June 30, 2012. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 92.0% to 93.3%. Same store at-need revenue increased $0.6 million, or 7.9%, as at-need contracts increased 3.9% while revenue from deliveries of preneed merchandise and services declined $0.2 million, or 9.0%.
Cemetery same store operating profit for the six months ended June 30, 2013 increased $1.5 million, or 30.1%. As a percentage of revenues, cemetery same store operating profit increased from 25.7% to 30.9%. The increase in operating profit is primarily a result of the increase in revenue and lower bad debt expense.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the six months ended June 30, 2013 increased 45.3%, when compared to the six months ended June 30, 2012. Earnings from perpetual care trust funds totaled approximately $3.2 million for the six months ended June 30, 2013, compared to $2.3 million for the six months ended June 30, 2012, an increase of $0.9 million, or 35.9%. Trust earnings recognized upon the delivery of merchandise and service contracts increased 8.9% from the same period in 2012. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 14.9% due primarily to a decrease in the average interest rate for new contracts.
General and Administrative. General and administrative expenses totaled $7.1 million for the three months ended June 30, 2013, an increase of $2.2 million, or 45.9%, compared to the three months ended June 30, 2012, primarily due to $1.1 million of additional costs for upgrading our organizational overhead structure and talent in our corporate office, termination and consulting costs of approximately $0.8 million which were not incurred in the prior year period and an increase in stock-based compensation expense of approximately $0.2 million. General and administrative expenses totaled $13.4 million for the six months ended June 30, 2013, an increase of $3.3 million, or 32.3%, compared to the six months ended June 30, 2012, primarily due to $2.3 million of additional costs for upgrading our organizational overhead structure and talent in our corporate office, an increase in incentive and stock-based compensation costs of approximately $0.7 million and termination and consulting costs of approximately $0.5 million that were not incurred in the prior year period, offset in part, by a decrease in acquisition related expenses of $0.5 million that were incurred in the prior year period.
Interest Expense, Net of Other Income. Interest expense, net of other income was $4.5 million and $3.7 million for the three months ended June 30, 2012 and 2013, respectively, and $9.1 million and $6.3 million for the six months ended June 30, 2012 and 2013, respectively. These decreases were due to lower interest rates on our Credit Facility.

Income Taxes. We recorded income taxes at the estimated effective rate of 39.7% for the year ended December 31, 2012 and 38.0% for the first six months of 2013 before discrete items. Discrete items added an additional $0.6 million or 3.8% of our pre-tax book income from continuing operations for the six months ended June 30, 2013 for a total stated rate of 41.8%. These discrete items are prior period adjustments primarily related to balance sheet adjustments in deferred taxes and valuation allowances. We have approximately $40.2 million of state net operating loss carry forwards that will expire between 2014 and 2033, if not utilized.  Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At June 30, 2013, the valuation allowance totaled $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility (as defined below) will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2013 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Cash Flows
We began 2013 with $1.7 million in cash and other liquid investments and ended the second quarter with $1.5 million in cash and $34.6 million drawn on our revolving credit facility.
The following table sets forth the elements of cash flow for the six months ended June 30, 2012 and June 30, 2013 (in millions):

	Six Months Ended June 30,
	2012	2013
Cash at January 1st	$1.1	$1.7
Cash flow from operating activities	13.4	24.0
Acquisitions and new construction	(16.7)	(6.0)
Proceeds from the sale of businesses	—	2.7
Borrowings (payments) on our Credit Facility	14.2	(15.1)
Maintenance capital expenditures	(2.3)	(3.0)
Dividends on common stock	(0.9)	(0.9)
Repurchase of common stock	(4.5)	—
Growth capital expenditures	(3.4)	(1.5)
Other financing costs	0.1	(0.4)
Cash at June 30th	$1.0	$1.5
For the six months ended June 30, 2013 cash provided by operating activities was $24.0 million as compared to $13.4 million for the six months ended June 30, 2012. The increase was due to an increase in revenue and cash earned on delivered contracts.
Our investing activities resulted in a net cash outflow of $7.8 million for the six months ended June 30, 2013 compared to a net cash outflow of $22.4 million for the six months ended June 30, 2012. The decrease in cash outflows from investing activities was due to payments for acquisitions of approximately $16.7 million that occurred in the six months ended June 30, 2012. We did not have any acquisitions in the comparable period of 2013. We acquired land for approximately $0.3 million and $6.0 million during the first six months of 2012 and 2013, respectively, for funeral home expansion projects.

For the six months ended June 30, 2013, capital expenditures totaled $4.5 million compared to $5.7 million for the six months ended June 30, 2012.
Our financing activities resulted in net cash outflow of $16.4 million for the six months ended June 30, 2013 compared to a net cash inflow of $8.9 million for the six months ended June 30, 2012. The decrease in cash flows from financing activities is primarily due to scheduled payments under our Credit Facility during the first six months of 2013. During the six months ended June 30, 2013, we repaid $15.1 million under the Credit Facility whereas we borrowed $14.2 million under our Credit Facility in the six months ended June 30, 2012. The cash flows from financing activities during the first six months of 2012 was partially offset by the purchase of $4.5 million in treasury stock, which did not occur during the first six months of 2013.
Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling $454,000, which was paid on June 3, 2013 to record holders of our common stock as of May 16, 2013. For the six months ending June 30, 2013, we had paid approximately $906,000 in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of June 30, 2013, we had a $255 million Credit Facility with Bank of America, N.A. as the Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of June 30, 2013, $34.6 million was drawn under the revolving credit facility and $122.5 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2013. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At June 30, 2013, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2013 was approximately 3.3% and 3.5%, respectively.
On April 24, 2013, the Company entered into the Third Amendment, which increased the revolving credit commitments under the Credit Facility from $105 million to $125 million and decreased the interest rate margin. The Third Amendment decreases the applicable margin for the Company's outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold. During the second quarter of 2013, in connection with this Third Amendment, we recorded a pretax charge of approximately $0.4 million to write-off the unamortized loan costs.
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
The outstanding principal of long-term debt and capital lease obligations at June 30, 2013 totaled $163.3 million and consisted of $122.5 million under our term loan, $34.6 million outstanding under our revolving credit facility and $6.2 million in acquisition indebtedness and capital lease obligations.
A total of $89.8 million was outstanding at June 30, 2013 under the convertible junior subordinated debentures. Amounts outstanding under the debentures are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES.” The rights under the debentures are functionally equivalent to those of the TIDES.
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
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2013. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through June 30, 2014 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of June 30, 2013, the leverage ratio was 2.77 to 1.00 and the fixed charge coverage ratio was 2.28 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate on all our outstanding senior debt.
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3.0 million of our common stock up to an aggregate of $8.0 million. As of June 30, 2013, we have spent a total of $5.3 million buying back our common stock under this plan. There were no repurchases under this plan in the six months ended June 30, 2013.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2013 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2013 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.49% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2013, we had $34.6 million outstanding under our $125 million revolving credit facility and $122.5 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2013, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The estimated fair value of these securities is estimated to be approximately $88.0 million at June 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
Increases in market interest rates may cause the value of these debt instruments to decrease but such changes will not affect our interest costs. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2013, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description

*10.1	Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-term Incentive Plan.

*10.2	Restricted Stock Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-term Incentive Plan.

10.3
Separation and Consulting Agreement and General Release, dated July 31, 2013 and between Carriage Services, Inc. and George J. Klug, Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013.

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

CARRIAGE SERVICES, INC.
Date:	August 8, 2013	/s/ L. William Heiligbrodt
L. William Heiligbrodt
Vice Chairman of the Board, Executive
Vice President and Secretary
(Principal Financial Officer and Duly Authorized Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*10.1	Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-term Incentive Plan

*10.2	Restricted Stock Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-term Incentive Plan

10.3
Separation and Consulting Agreement and General Release, dated July 31, 2013 and between Carriage Services, Inc. and George J. Klug, Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013.

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