Form 10-Q
period 2013-09-30
CARRIAGE SERVICES INC
filed 2013-11-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 31, 2013 was 18,244,766

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2012	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,698	$882
Accounts receivable, net of allowance for bad debts of $1,177 in 2012 and $793 in 2013	17,812	16,278
Assets held for sale	1,466	5,770
Inventories	5,133	4,787
Prepaid expenses	5,107	3,918
Other current assets	1,923	1,162
Total current assets	33,139	32,797
Preneed cemetery trust investments	70,960	66,919
Preneed funeral trust investments	82,896	94,573
Preneed receivables, net of allowance for bad debts of $2,059 in 2012 and $1,703 in 2013	23,222	24,717
Receivables from preneed trusts	25,871	12,298
Property, plant and equipment, net of accumulated depreciation of $84,291 in 2012 and $86,654 in 2013	152,433	154,547
Cemetery property	75,156	73,117
Goodwill	218,442	217,244
Deferred charges and other non-current assets	9,424	8,347
Cemetery perpetual care trust investments	46,542	40,261
Total assets	$738,085	$724,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$11,218	$12,672
Accounts payable	5,243	3,677
Other liabilities	13,067	11,829
Accrued liabilities	12,278	14,710
Liabilities associated with assets held for sale	369	4,510
Total current liabilities	42,175	47,398
Long-term debt, net of current portion	118,841	109,514
Revolving credit facility	44,700	26,000
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,013	3,844
Deferred preneed cemetery revenue	63,998	56,218
Deferred preneed funeral revenue	39,794	31,596
Deferred tax liability	—	6,961
Deferred preneed cemetery receipts held in trust	70,960	66,919
Deferred preneed funeral receipts held in trust	82,896	94,573
Care trusts’ corpus	45,920	40,056
Total liabilities	603,067	572,849
Commitments and contingencies:
Redeemable preferred stock	200	—
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,078,000 and 22,166,000 shares issued at December 31, 2012 and September 30, 2013, respectively	221	222
Additional paid-in capital	202,462	204,322
Accumulated deficit	(52,598)	(37,306)
Treasury stock, at cost; 3,922,000 shares at December 31, 2012 and September 30, 2013	(15,267)	(15,267)
Total stockholders’ equity	134,818	151,971
Total liabilities and stockholders’ equity	$738,085	$724,820
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues:
Funeral	$36,223	$37,338	$112,666	$123,090
Cemetery	11,919	12,369	34,632	38,007
	48,142	49,707	147,298	161,097
Field costs and expenses:
Funeral	22,480	23,431	68,360	74,285
Cemetery	7,478	7,357	21,555	21,808
Depreciation and amortization	2,275	2,088	6,753	7,266
Regional and unallocated funeral and cemetery costs	2,560	2,720	6,972	7,791
	34,793	35,596	103,640	111,150
Gross profit	13,349	14,111	43,658	49,947
Corporate costs and expenses:
General and administrative costs and expenses	5,240	6,868	15,333	20,226
Home office depreciation and amortization	212	851	719	1,570
	5,452	7,719	16,052	21,796
Operating income	7,897	6,392	27,606	28,151
Interest expense, net of other income	(4,547)	(3,216)	(13,618)	(9,475)
Loss on early extinguishment of debt and other costs	(3,031)	—	(3,031)	—
Income from continuing operations before income taxes	319	3,176	10,957	18,676
Provision for income taxes	(129)	(1,262)	(4,429)	(7,751)
Net income from continuing operations	190	1,914	6,528	10,925
Income from discontinued operations, net of tax	416	3,980	1,202	4,371
Net income	606	5,894	7,730	15,296
Preferred stock dividend	(3)	—	(10)	(4)
Net income available to common stockholders	$603	$5,894	$7,720	$15,292

Basic earnings per common share:
Continuing operations	$0.01	$0.10	$0.36	$0.60
Discontinued operations	0.02	0.22	0.07	0.24
Basic earnings per common share	$0.03	$0.32	$0.43	$0.84

Diluted earnings per common share:
Continuing operations	$0.01	$0.10	$0.35	$0.59
Discontinued operations	0.02	0.22	0.07	0.19
Diluted earnings per common share	$0.03	$0.32	$0.42	$0.78

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075
Weighted average number of common and common equivalent shares outstanding:
Basic	18,051	17,892	18,129	17,794
Diluted	18,170	18,057	18,212	22,361
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities:
Net income	$7,730	$15,296
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(606)	(6,546)
Impairment of goodwill	—	100
Depreciation and amortization	7,567	8,910
Loss on early extinguishment of debt	1,324	—
Amortization and write-off of deferred financing costs	520	150
Provision for losses on accounts receivable	1,429	1,274
Stock-based compensation expense	1,621	2,952
Deferred income taxes	2,390	9,389
Other	300	81
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(3,109)	(1,765)
Inventories and other current assets	581	934
Deferred charges and other	(38)	(19)
Preneed funeral and cemetery trust investments	5,982	3,566
Accounts payable and accrued liabilities	(5,139)	(972)
Deferred preneed funeral and cemetery revenue	823	2,490
Deferred preneed funeral and cemetery receipts held in trust	(6,095)	(3,601)
Net cash provided by operating activities	15,280	32,239

Cash flows from investing activities:
Acquisitions and new construction	(24,831)	(6,051)
Capital expenditures	(7,842)	(7,425)
Net proceeds from the sale of businesses and other assets	603	8,321
Net cash used in investing activities	(32,070)	(5,155)

Cash flows from financing activities:
Net borrowings from (payments against) the revolving credit facility	26,607	(18,700)
Payment of call premium associated with the senior notes redemption	(1,707)	—
Payments on the term loan	—	(7,500)
Payments on other long-term debt and obligations under capital leases	(480)	(445)
Proceeds from the exercise of stock options and employee stock purchase plan	627	685
Stock option benefit	53	—
Dividends on common stock	(1,353)	(1,362)
Dividend on redeemable preferred stock	(10)	(4)
Payment of loan origination costs	(3,004)	(574)
Purchase of treasury stock	(4,531)	—
Net cash provided by (used in) financing activities	16,202	(27,900)

Net decrease in cash and cash equivalents	(588)	(816)
Cash and cash equivalents at beginning of period	1,137	1,698
Cash and cash equivalents at end of period	$549	$882
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2013, we owned and operated 164 funeral homes in 26 states and 32 cemeteries in 10 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.
Interim Condensed Disclosures
The information for the three and nine month periods ended September 30, 2012 and 2013 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction therewith. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
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
Accounts receivable included approximately $8.4 million and $7.5 million of funeral receivables at December 31, 2012 and September 30, 2013, respectively, and $9.2 million and $8.5 million of cemetery receivables at December 31, 2012 and September 30, 2013, respectively. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $8.1 million of funeral receivables and $15.9 million and $16.6 million of cemetery receivables at December 31, 2012 and September 30, 2013, respectively. Accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $1.4 million and $1.3 million for the nine months ended September 30, 2012 and 2013, respectively.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. A marketing plan is then developed for those locations which are identified as held for sale. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on the Consolidated Balance Sheet, and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations. During the third quarter of 2013, we sold a funeral home in Ohio and a cemetery in Virginia, which were reported as held for sale at June 30, 2013. As of September 30, 2013, we had letters of intent outstanding on funeral homes in Kansas and Kentucky and a cemetery in Florida; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with these locations are included in assets held for sale on the Consolidated Balance Sheet as of September 30, 2013, and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations. See Note 4 and Note 20 to the Consolidated Financial Statements herein for more information.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. During the third quarter of 2012, we completed one funeral home acquisition. For the nine months ended September 30, 2012, we completed four acquisitions comprised of five funeral homes and one cemetery. There have been no acquisitions in 2013. See Note 3 to the Consolidated Financial Statements herein for more information.
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
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 5 to the Consolidated Financial Statement herein.
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
Share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations attributable to common stockholders to exclude outstanding unvested restricted stock awards, using the two-class method, in both the basic and diluted weighted average shares outstanding calculation.
The fully diluted weighted average shares outstanding for the nine months ended September 30, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three and nine months ended September 30, 2012 and the three months ended September 30, 2013, the conversion of our convertible junior subordinated debentures is excluded from fully diluted earnings per share calculations and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor ("CSV RIA"). As of September 30, 2013, CSV RIA provides these services to one institution, which has custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and nine month periods ended September 30, 2013, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of September 30, 2013, no impairments have been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at a fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million. The fair value of these securities is estimated to be approximately $86.7 million at September 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
In July 2013, the Internal Revenue Service approved two tax accounting method changes which allowed additional tax deductions totaling $54.0 million in our 2012 tax year. These deductions related to temporary differences previously recorded as deferred tax assets. The non-current deferred tax liability of $7.0 million recorded as of September 30, 2013 is primarily a result of us obtaining the benefit of such accounting changes during the third quarter of 2013, while also utilizing net operating loss carryforwards arising from those changes against income from the current year.
We do not anticipate a significant increase or decrease in unrecognized tax benefits during the next twelve months.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning January 1, 2014. We are evaluating the future impact of the final regulation on our tax provision.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2013 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 20 to the Consolidated Financial Statements herein.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Comprehensive Income
In February 2013, the FASB amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, we are required to present significant amounts reclassified out of AOCI to net income in its entirety by the respective line items and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. This amendment is effective prospectively for public companies for reporting periods after December 15, 2012. We adopted the provisions of this amendment effective January 1, 2013. See Note 15 to the Consolidated Financial Statements herein for the appropriate disclosures.
Income Taxes
In July 2013, the FASB amended the Income Tax Topic of the ASC to eliminate the diversity in practice in the presentation of unrecognized tax benefits. The guidance requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. This guidance is effective for the first annual or interim period beginning after December 15, 2013, thus effective for us beginning January 1, 2014. This new guidance is not expected to have a material impact on our financial position or results of operations.

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
During the third quarter of 2012, we completed one funeral home acquisition. We paid $6.0 million in cash as consideration for this acquisition. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts. The assets and liabilities were recorded at fair value and included goodwill of $5.2 million. Additionally, in the third quarter of 2012, we acquired two parcels of land for a total of $2.1 million to to be used for funeral home expansion projects. There have been no acquisitions during the third quarter of 2013. We acquired land for approximately $6.0 million during the first quarter of 2013 for funeral home expansion projects.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Acquisition Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
During the third quarter of 2013, we sold a funeral home in Ohio and a cemetery in Virginia, which was reported as held for sale at June 30, 2013. During the third quarter of 2012, we sold two funeral home businesses in Kentucky. As of September 30, 2013, we had letters of intent outstanding on funeral home businesses in Kansas and Kentucky and a cemetery in Florida; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with these locations are included in assets held for sale on the Consolidated Balance Sheet as of September 30, 2013 and the operating results are presented on a comparative basis in the discontinued operations section of the Consolidated Statements of Operations.

Assets and liabilities associated with the businesses held for sale in our Consolidated Balance Sheets at December 31, 2012 and September 30, 2013 consisted of the following (in thousands):

	December 31, 2012	September 30, 2013
Assets:
Current assets	$238	$53
Preneed cemetery trust investments	—	2,394
Preneed funeral trust investments	—	80
Preneed receivables	—	35
Receivables from preneed trusts	293	—
Property, plant and equipment, net	504	1,454
Goodwill	85	1,097
Deferred charges and other non-current assets	346	—
Cemetery perpetual care trust investments	—	657
Total	$1,466	$5,770

Liabilities:
Current liabilities	$75	$148
Long-term debt, net of current portion	—	62
Deferred preneed cemetery revenue	—	1,175
Deferred preneed funeral revenue	294	—
Deferred preneed cemetery receipts held in trust	—	2,394
Deferred preneed funeral receipts held in trust	—	80
Care trusts corpus	—	$651
Total	$369	$4,510
The operating results of the discontinued businesses during the periods presented, as well as the gain or loss on the disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues	$1,663	$544	$4,867	$3,001

Operating income	$518	$54	$1,410	$638
Gain on disposition	179	6,399	606	6,446
Provision for income taxes	(281)	(2,473)	(814)	(2,713)
Income from discontinued operations	$416	$3,980	$1,202	$4,371

5.	GOODWILL
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

We performed our 2013 annual impairment test of goodwill using information as of August 31, 2013. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2011 and 2012, however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 2, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, discussing the methodology used for the annual goodwill impairment test. Based on our 2013 impairment test, we concluded that there was no impairment to goodwill.
The following table presents the changes in goodwill in our Consolidated Balance Sheets (in thousands):

Goodwill as of December 31, 2012	$218,442
Impairment	(101)
Reclassification of assets held for sale	(1,097)
Goodwill as of September 30, 2013	$217,244
The impairment of $0.1 million is related to a business discontinued in the first quarter of 2013 as the carrying value exceeded fair value.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2012 and September 30, 2013 are as follows (in thousands):

	December 31, 2012	September 30, 2013
Preneed cemetery trust investments, at fair value	$73,126	$68,962
Less: allowance for contract cancellation	(2,166)	(2,043)
Preneed cemetery trust investments, net	$70,960	$66,919
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2013. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed cemetery trust investments at September 30, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$864	$—	$—	$864
Fixed income securities:
Foreign debt	2	3,498	36	(42)	3,492
Corporate debt	2	34,000	471	(1,156)	33,315
Preferred stock	2	17,869	69	(435)	17,503
Mortgage backed securities	2	1	—	—	1
Common stock	1	11,856	1,259	(427)	12,688
Trust securities		$68,088	$1,835	$(2,060)	$67,863
Accrued investment income		$1,099			$1,099
Preneed cemetery trust investments					$68,962
Fair market value as a percentage of cost					99.7%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	7,291
Due in five to ten years	13,943
Thereafter	33,077
Total	$54,311
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$758	$—	$—	$758
Fixed income securities:
Foreign debt	2	2,008	450	—	2,458
Corporate debt	2	38,299	863	(507)	38,655
Preferred stock	2	22,362	824	(294)	22,892
Mortgage backed securities	2	1	—	—	1
Common stock	1	8,759	34	(1,526)	7,267
Trust securities		$72,187	$2,171	$(2,327)	$72,031
Accrued investment income		$1,095			$1,095
Preneed cemetery trust investments					$73,126
Market value as a percentage of cost					99.8%
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
We have determined that the unrealized losses in our preneed cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	September 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,438	$(41)	$—	$—	$2,438	$(41)
Corporate debt	17,860	(616)	836	(540)	18,696	(1,156)
Preferred stock	9,877	(435)	—	—	9,877	(435)
Common stock	4,085	(294)	330	(134)	4,415	(428)
Total temporary impaired securities	$34,260	$(1,386)	$1,166	$(674)	$35,426	$(2,060)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$11,363	$(325)	$622	$(182)	$11,985	$(507)
Preferred stock	1,040	(54)	2,284	(240)	3,324	(294)
Common stock	5,088	(934)	957	(592)	6,045	(1,526)
Total temporary impaired securities	$17,491	$(1,313)	$3,863	$(1,014)	$21,354	$(2,327)
Preneed cemetery trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Investment income	$760	$671	$2,812	$2,436
Realized gains	2,020	835	7,074	2,420
Realized losses	(1,135)	(94)	(3,445)	(668)
Expenses and taxes	(368)	(436)	(2,393)	(2,501)
Decrease in deferred preneed cemetery receipts held in trust	(1,277)	(976)	(4,048)	(1,687)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Purchases	$(33,436)	$(18,569)	$(90,535)	$(34,273)
Sales	33,393	16,409	90,885	35,229

Preneed Funeral Trust Investments
Preneed funeral trust investments, which represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments in our Consolidated Balance Sheets at December 31, 2012 and September 30, 2013 are as follows (in thousands):

	December 31, 2012	September 30, 2013
Preneed funeral trust investments, at fair value	$85,415	$97,410
Less: allowance for contract cancellation	(2,519)	(2,837)
Preneed funeral trust investments, net	$82,896	$94,573
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. government, agencies and municipalities, common stocks and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2013. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,986	$—	$—	$13,986
Fixed income securities:
U.S. treasury debt	1	2,388	52	(35)	2,405
U.S. agency obligations	1	530	11	(6)	535
Foreign debt	2	2,728	28	(33)	2,723
Corporate debt	2	28,211	421	(950)	27,682
Preferred stock	2	15,894	192	(402)	15,684
Mortgage backed securities	2	1	—	—	1
Common stock	1	10,058	1,111	(349)	10,820
Mutual funds:
Equity	1	11,534	2,117	(3)	13,648
Fixed income	2	5,474	24	(154)	5,344
Other investments	2	3,767	—	(26)	3,741
Trust securities		$94,571	$3,956	$(1,958)	$96,569
Accrued investment income		$841			$841
Preneed funeral trust investments					$97,410
Fair market value as a percentage of cost					102.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$383
Due in one to five years	7,470
Due in five to ten years	12,311
Thereafter	28,866
Total	$49,030

The cost and fair market values associated with preneed funeral trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,448	$—	$—	$13,448
Fixed income securities:
U.S. treasury debt	1	3,001	75	—	3,076
U.S. agency obligations	1	142	4	—	146
Foreign debt	2	1,217	273	—	1,490
Corporate debt	2	25,060	661	(331)	25,390
Preferred stock	2	15,228	715	(193)	15,750
Common stock	1	5,770	27	(996)	4,801
Mutual funds:
Equity		11,843	487	(78)	12,252
Fixed income	1	6,105	181	(40)	6,246
Other investments	2	2,143	—	(15)	2,128
Trust securities	2	$83,957	$2,423	$(1,653)	$84,727
Accrued investment income		$688			$688
Preneed funeral trust investments					$85,415
Market value as a percentage of cost					100.9%
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
We have determined that the unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	September 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$662	$(35)	$—	$—	$662	$(35)
U.S. agency obligations	—	—	285	(6)	285	(6)
Foreign debt	1,901	(33)	—	—	1,901	(33)
Corporate debt	14,686	(506)	688	(444)	15,374	(950)
Preferred stock	9,128	(402)	—	—	9,128	(402)
Common stock	—	—	—	—	—	—
Mutual funds:
Equity	3,335	(240)	270	(109)	3,605	(349)
Equity and other	239	(3)	—	—	239	(3)
Fixed income	4,234	(154)	—	—	4,234	(154)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$34,185	$(1,373)	$1,287	$(585)	$35,472	$(1,958)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$7,419	$(212)	$406	$(119)	$7,825	$(331)
Preferred stock	685	(35)	1,504	(158)	2,189	(193)
Common stock	3,323	(609)	625	(387)	3,948	(996)
Mutual funds:
Equity	1,613	(25)	632	(53)	2,245	(78)
Fixed income	3,085	(40)	—	—	3,085	(40)
Other investments	—	—	30	(15)	30	(15)
Total temporary impaired securities	$16,125	$(921)	$3,197	$(732)	$19,322	$(1,653)
Preneed funeral trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Investment income	$843	$709	$2,794	$2,232
Realized gains	315	942	1,653	7,156
Realized losses	(190)	(111)	(2,367)	(5,664)
Expenses and taxes	(300)	(269)	(1,303)	(1,324)
Decrease in deferred preneed funeral receipts held in trust	(668)	(1,271)	(777)	(2,400)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Purchases	$(11,219)	$(17,266)	$(42,813)	$(28,355)
Sales	11,485	15,697	43,278	29,924

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At September 30, 2013, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $21.3 million and $8.5 million, respectively, of which $10.1 million is presented in Accounts receivable and $19.6 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.3 million and 3.7 million at December 31, 2012 and September 30, 2013, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 3.7% of the total receivables on recognized sales at September 30, 2013. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2013, changes in the allowance for contract cancellations were as follows (in thousands):

September 30, 2013
Beginning balance	$1,903
Write-offs and cancellations	(1,456)
Provision	790
Assets divested or held for sale reclassification	(57)
Ending balance	$1,180
The aging of past due financing receivables as of September 30, 2013 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$699	$359	$227	$552	$1,837	$19,026	$20,863
Deferred revenue	267	129	116	233	745	8,160	8,905
Total contracts	$966	$488	$343	$785	$2,582	$27,186	$29,768

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2012 and September 30, 2013, receivables from preneed trusts are as follows (in thousands):

	December 31, 2012	September 30, 2013
Preneed trust funds, at cost	$26,671	$12,679
Less: allowance for contract cancellation	(800)	(381)
Receivables from preneed trusts, net	$25,871	$12,298

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $237.4 million and $285.8 million at December 31, 2012 and September 30, 2013, respectively, and are not included in our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2012 and September 30, 2013 are as follows (in thousands):

	December 31, 2012	September 30, 2013
Trust assets, at fair value	$46,542	$40,261
Pending withdrawals of income	(659)	(296)
Pending deposits	37	91
Care trusts’ corpus	$45,920	$40,056
The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock, U.S. treasury debt, U.S. agency obligations and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are corporate debt, preferred stocks, foreign debt, mortgage backed securities and fixed income securities, all of which are classified within Level 2 of the valuation hierarchy. There were no significant transfers between Levels 1 and 2 for the three months ended September 30, 2013. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$555	$—	$—	$555
Fixed income securities:
Foreign debt	2	2,021	21	(24)	2,018
Corporate debt	2	19,784	278	(674)	19,388
Preferred stock	2	10,414	43	(255)	10,202
Common stock	1	6,982	733	(250)	7,465
Trust securities		$39,756	$1,075	$(1,203)	$39,628
Accrued investment income		$633			$633
Cemetery perpetual care trust investments					$40,261
Fair market value as a percentage of cost					99.7%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,252
Due in five to ten years	8,086
Thereafter	19,270
$31,608

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
We have determined that the unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the period as of September 30, 2013 and December 31, 2012, respectively, are shown in the following tables (in thousands):

	September 30, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,409	$(25)	$—	$—	$1,409	$(25)
Corporate debt	10,410	(359)	487	(315)	10,897	(674)
Preferred stock	5,790	(255)	—	—	5,790	(255)
Common stock	2,383	(171)	193	(78)	2,576	(249)
Total temporary impaired securities	$19,992	$(810)	$680	$(393)	$20,672	$(1,203)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$7,236	$(207)	$396	$(116)	$7,632	$(323)
Preferred stock	664	(34)	1,459	(153)	2,123	(187)
Common stock	3,231	(593)	608	(376)	3,839	(969)
Total temporary impaired securities	$11,131	$(834)	$2,463	$(645)	$13,594	$(1,479)

Perpetual care trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Undistributable realized gains	$958	$634	$3,357	$1,721
Undistributable realized losses	(539)	(72)	(1,618)	(470)
Decrease in care trusts’ corpus	(419)	(562)	(1,739)	(1,251)
	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2012 and 2013 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Interest and dividends	$1,528	$1,382	$3,830	$3,852
Realized gains	—	350	300	1,511
Expenses	—	(352)	—	(830)
Total	$1,528	$1,380	$4,130	$4,533
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Purchases	$(21,741)	$(10,703)	$(59,478)	$(20,541)
Sales	21,651	9,400	59,915	21,195

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The long-term debt and line of credit are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and line of credit approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible junior subordinated debentures is approximately $86.7 million at September 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to this Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1 – Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock, U.S. treasury debt, U.S. agency obligations and equity mutual funds.

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

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of September 30, 2013, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

12.	LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2012 and September 30, 2013 (in thousands):

	December 31, 2012	September 30, 2013
Revolving credit facility, secured, floating rate	$44,700	$26,000
Term loan, secured, floating rate	127,500	120,000
Acquisition debt	2,427	2,005
Less: current portion	(11,086)	(12,491)
Total long-term debt	$163,541	$135,514

As of September 30, 2013, we had a $255 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of September 30, 2013, $26.0 million was drawn under the revolving credit facility and $120.0 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2013. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At September 30, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2013 was 3.0% and 3.4%, respectively.
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
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2013. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2013, the leverage ratio was 2.67 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on our outstanding term loan and revolving credit facility during the third quarter of 2013.
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
Stock Options
As of September 30, 2013, there were 778,459 stock options outstanding and 585,985 stock options which remain unvested. There were no options granted during the third quarter of 2013.
We recorded pre-tax stock-based compensation expense for stock options totaling $43,000 and $441,000 for the three months ended September 30, 2012 and 2013, respectively, and $170,000 and $618,000 for the nine months ended September 30, 2012 and 2013, respectively. The significant increase in expense for the three and nine months ended September 30, 2013 was due to the accelerated vesting of stock options for a former executive.
Employee Stock Purchase Plan
During the third quarter of 2013, employees purchased a total of 16,277 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $11.82 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling $29,000 and $43,000 for the three months ended September 30, 2012 and 2013, respectively, and$101,000 and $230,000 for the nine months ended September 30, 2012 and 2013, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2013) associated with the four quarterly purchase dates using the following assumptions:

2013
Dividend yield	0.6%
Expected volatility	41%
Risk-free interest rate	0.08%, 0.12%, 0.135%, 0.15%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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

Restricted Stock Grants
We, from time to time, issue shares of restricted common stock to certain officers and key employees from our stock-based employee plan which generally vest in 33.33% increments over three year periods. During the third quarter of 2013, we awarded a grant of 25,000 shares of restricted stock to a key employee. These shares vest in 20% increments over a five year period and have an aggregate grant date market value of $0.5 million.
Related to the vesting of restricted stock awards previously awarded to our officers and employees, we recorded $0.3 million and $0.5 million in pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended September 30, 2012 and 2013, respectively, and $1.0 million and $1.4 million in pre-tax compensation expense for the nine months ended September 30, 2012 and 2013, respectively. The increase in expense for the three and nine months ended September 30, 2013 was due to the accelerated vesting of restricted stock grants for two former employees.
As of September 30, 2013, we had $2.8 million of unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Performance-Based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) approved the grant of performance awards with both market and service vesting conditions to certain officers, employees and outside directors. The awards vest and become exercisable only in the event the closing price of our common stock is greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, and the grantee remains continuously employed by us from the grant date through such date, which can be no earlier than the first anniversary of the grant date. If the market condition is met prior to the first anniversary of the grant date, then such award will not become vested until the first anniversary of the grant date, provided that the grantee remains continuously employed by us from the grant date through the first anniversary of the grant date. Promptly following the date a grantee’s award becomes vested (but no later than March 15th of the year following the year in which the award becomes vested) and subject to the grantee’s payment of the purchase price, we will issue and deliver to the grantee the number of shares of our common stock subject to the award. The purchase price is equal to the greater of (a) the fair market value of a share of our common stock on the grant date plus $0.50 or (b) $9.00. A grantee’s award will automatically terminate without payment of any consideration if (i) the grantee’s employment with us terminates for any reason (other than due to death or disability) prior to the vesting or (ii) the vesting does not occur on or before the fifth anniversary of the grant date. No performance awards were granted during the nine months ended September 30, 2013. The pre-tax compensation expense associated with these awards for the three and nine months ended September 30, 2013 was approximately $0.1 million and $0.4 million, respectively.
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
We recorded $115,000 and $81,000 in pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended September 30, 2012 and 2013, respectively, and $731,000 and $690,000 for the nine months ended September 30, 2012 and 2013, respectively, related to the director fees, annual retainers and deferred compensation amortization.

15.	STOCKHOLDERS' EQUITY
Share Repurchase Program
In May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3.0 million of our common stock up to a total of $8.0 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. During 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. No repurchases were made in the nine months ended September 30, 2013. The repurchased shares are held as treasury stock. Since the beginning of this program, we have spent a total of $5.3 million buying back our common stock under this plan.
Cash Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling $0.5 million which was paid on September 3, 2013 to record holders of our common stock as of August 14, 2013. For the nine months ending September 30, 2013, we had paid approximately $1.4 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
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
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2012	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	1,646
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(1,646)
Balance at September 30, 2013	$—

16.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2013	$123,090	$38,007	$—	$161,097
Nine months ended September 30, 2012	$112,666	$34,632	$—	$147,298
Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2013	$37,157	$5,199	$(23,680)	$18,676
Nine months ended September 30, 2012	$34,462	$8,197	$(31,702)	$10,957
Total assets:
September 30, 2013	$487,482	$223,907	$13,431	$724,820
December 31, 2012	$481,356	$237,897	$18,832	$738,085

17.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues
Goods
Funeral	$14,268	$14,773	$44,541	$48,653
Cemetery	7,291	7,544	21,742	23,136
Total goods	$21,559	$22,317	$66,283	$71,789
Services
Funeral	$20,163	$20,465	$62,400	$67,389
Cemetery	2,422	2,513	6,919	7,581
Total services	$22,585	$22,978	$69,319	$74,970
Financial revenue
Preneed funeral commission income	$462	$446	$1,363	$1,435
Preneed funeral trust earnings	1,330	1,654	4,362	5,613
Cemetery trust earnings	1,769	1,940	4,714	6,220
Cemetery finance charges	437	372	1,257	1,070
Total financial revenue	$3,998	$4,412	$11,696	$14,338
Total revenues	$48,142	$49,707	$147,298	$161,097

Cost of revenues
Goods
Funeral	$11,794	$12,191	$36,165	$39,112
Cemetery	5,788	5,650	16,833	16,806
Total goods	$17,582	$17,841	$52,998	$55,918
Services
Funeral	$10,309	$10,965	$31,118	$34,153
Cemetery	1,663	1,670	4,695	4,871
Total services	$11,972	$12,635	$35,813	$39,024
Financial expenses
Preneed funeral commissions	$369	$264	$1,069	$981
Trust administration fees	35	48	35	170
Total financial expenses	$404	$312	$1,104	$1,151
Total cost of revenues	$29,958	$30,788	$89,915	$96,093
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2012	2013
Cash paid for interest and financing costs	$18,182	$9,444
Cash paid for income taxes	1,514	506
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	4,399	3,822
Restricted common stock withheld for payroll taxes	355	1,601
Net withdrawals/(deposits) from preneed funeral trusts	3,031	(1,400)
Net withdrawals from preneed cemetery trusts	1,246	181
Net withdrawals from perpetual care trusts	1,469	5,209
Net increase in preneed receivables	(887)	(1,530)
Net withdrawals/(deposits) of receivables from preneed trusts	237	(424)
Net change in preneed funeral receivables (decreasing)/increasing deferred revenue	(83)	1,869
Net change in preneed cemetery receivables increasing deferred revenue	907	621
Net withdrawals/(deposits) from/into preneed funeral trust accounts (decreasing)/increasing deferred preneed funeral receipts held in trust	(3,031)	1,400
Net withdrawals from cemetery trust accounts decreasing deferred cemetery receipts held in trust	(1,246)	(181)
Net withdrawals from perpetual care trust accounts decreasing perpetual care trusts’ corpus	(1,818)	(4,820)

19.	EARNINGS PER SHARE
Earnings per share for the three and nine months ended September 30, 2012 and 2013 is calculated based on the weighted average number of common and common equivalent shares outstanding during the periods. The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$190	$1,914	$6,528	$10,925
Less: Earnings allocated to unvested restricted stock	(17)	(35)	(222)	(237)
Income attributable to continuing operations	173	1,879	6,306	10,688

Numerator from discontinued operations
Income from discontinued operations	$416	$3,980	$1,202	$4,371
Less: Earnings allocated to unvested restricted stock	—	(74)	—	(95)
Income attributable to discontinued operations	416	3,906	1,202	4,276

Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	—	—	—	2,463
	$—	$—	$—	$2,463
Numerator for diluted earnings per share:
Income attributable to continuing operations	$173	$1,879	$6,306	$13,151
Income attributable to discontinued operations	416	3,906	1,202	4,276
	$589	$5,785	$7,508	$17,427

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	18,051	17,892	18,129	17,794
Effect of dilutive securities:
Stock options	119	165	83	175
Convertible junior subordinated debentures	—	—	—	4,392
Denominator for diluted earnings per common share - weighted average shares outstanding	18,170	18,057	18,212	22,361

Basic earnings per common share:
Continuing operations	$0.01	$0.10	$0.36	$0.60
Discontinued operations	$0.02	$0.22	$0.07	$0.24
Basic earnings per common share	$0.03	$0.32	$0.43	$0.84

Diluted earnings per common share:
Continuing operations	$0.01	$0.10	$0.35	$0.59
Discontinued operations	$0.02	$0.22	$0.07	$0.19
Diluted earnings per common share	$0.03	$0.32	$0.42	$0.78
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we have prepared our earnings per share calculations attributable to common stockholders to exclude outstanding unvested restricted stock awards, using the two-class method, in the basic and diluted weighted average shares outstanding calculation.

The fully diluted weighted average shares outstanding for the nine months ended September 30, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three and nine months ended September 30, 2012 and the three months ended September 30, 2013, the conversion of our convertible junior subordinated debentures is excluded from the fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.

20.	SUBSEQUENT EVENTS
On October 2, 2013, we finalized the sale of a funeral home in Kentucky for $0.6 million. We recognized a net gain on the sale of approximately $0.3 million.

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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2013, we operated 164 funeral homes in 26 states and 32 cemeteries in 10 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
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
Our funeral volumes have increased from 24,510 in 2008 to 28,028 in 2012 (compounded annual increase of 3.4%). Our funeral operating revenue has increased from $124.1 million in 2008 to $144.4 million in 2012 (compounded annual increase of 3.8%). The increases are primarily because of businesses we acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. We experienced an increase of 8.8% in volumes and 8.5% in funeral operating revenues in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of acquisitions completed during the trailing twelve months.
The percentage of funeral services involving cremations has increased from 38.2% for the year ended 2008 to 46.1% for the year ended 2012, and was 46.9% for the first nine months of 2013. On a same store basis, the cremation rate has risen to 46.2% for the first nine months of 2013, up from 44.6% for the year ended December 31, 2012, and 44.3% for the comparable nine month period in 2012.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 47% of our cemetery revenues for the year ended December 31, 2012 related to preneed sales of interment rights and the delivery of related merchandise and services. For the nine months ended September 30, 2013, those preneed sales were approximately 49.0% of cemetery revenues. We believe that changes in the level of consumer confidence (a measure of whether consumers will spend for discretionary items) also affect the amount of our cemetery revenues. Currently, approximately 19% of our cemetery revenues are attributable to investment earnings on trust funds and finance charges on preneed installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of September 30, 2013, CSV RIA provides these services to one institution, which has custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are focused on generating long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2012, we acquired seven funeral home businesses and one cemetery business. The consideration paid for the 2012 acquisitions was $42.7 million. We have not acquired any businesses to date in 2013.
Financial Highlights
Net income from continuing operations for the three months ended September 30, 2013 totaled $1.9 million, equal to $0.10 per diluted share, compared to net income from continuing operations for the three months ended September 30, 2012, which totaled $0.2 million, equal to $0.01 per diluted share. Net income from continuing operations for the nine months ended September 30, 2013 totaled $10.9 million, equal to $0.59 per diluted share, compared to $6.5 million for the nine months ended September 30, 2012, or $0.35 per diluted share. Net income from continuing operations for the three and nine months ended September 30, 2012 included a loss on the early retirement of debt of approximately $3.0 million in connection with the redemption of our Senior Notes. Total revenue for the three and nine months ended September 30, 2013 was $49.7 million and $161.1 million, respectively, an increase of 3.3% and 9.4%, respectively, for the comparable periods in 2012. Our funeral segment experienced increases in revenue and gross profit during the three and nine month periods ended September 30, 2013 primarily as a result of our 2012 acquisitions. The cemetery segment experienced increases in revenue during the three and nine month periods ended September 30, 2013 due to higher preneed property sales, increased volume of at-need contracts and higher trust fund earnings. Gross profit in these segments for the three and nine months ended September 30, 2013 was a result of higher revenue as compared to the same period in 2012. We experienced increases in general and administrative expenses due to severance costs, increases in incentive and stock-based compensation and increases in salaries and benefits for additional support staff at the corporate office.
We also present our financial performance in our “Operating and Financial Metrics Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending September 30, 2013. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include “Adjusted Net Income,” “Adjusted Basic Earnings Per Share,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Free Cash Flow,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We are providing below a reconciliation after tax of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable trust income, acquisition expenses, severance costs and other items in the table below. The adjustment of Special

Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income, pre-tax, totaled $0.5 million and $1.3 million for the three and nine month periods ended September 30, 2012, respectively, and $0.3 million and $1.0 million for the three and nine month periods ended September 30, 2013. While the Withdrawable trust income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP net income calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2012	2013	2012	2013
Net income from continuing operations, as reported	$0.2	$1.9	$6.5	$10.9

After-tax special items:
Withdrawable trust income	0.3	0.2	0.9	0.7
Acquisition and divestiture expenses	0.2	0.1	0.6	0.3
Severance costs	0.2	0.4	0.5	0.9
Costs related to credit facility	—	—	—	0.2
Consulting fees	—	0.1	—	0.3
Losses on early extinguishment of debt and other costs	2.0	—	2.0	—
Other	—	$0.2	$0.1	$0.2
Non-GAAP net income	$2.9	$2.9	$10.6	$13.5
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
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and nine month periods ended September 30, 2012 and 2013. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2008 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2013.
Three months ended September 30, 2012 compared to three months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$28,239	$27,253	$(986)	(3.5)%
Acquired operating revenue	6,192	7,985	1,793	29.0%
Preneed funeral insurance commissions	462	446	(16)	(3.5)%
Preneed funeral trust earnings	1,330	1,654	324	24.4%
Total	$36,223	$37,338	$1,115	3.1%

Operating profit:
Same store operating profit	$10,439	$9,929	$(510)	(4.9)%
Acquired operating profit	1,889	2,153	264	14.0%
Preneed funeral insurance commissions	93	182	89	95.7%
Preneed funeral trust earnings	1,322	1,643	321	24.3%
Total	$13,743	$13,907	$164	1.2%
Funeral home same store operating revenues for the three months ended September 30, 2013 decreased $1.0 million, or 3.5%, when compared to the three months ended September 30, 2012. Same store operating contracts increased slightly while the average revenue per contract decreased 3.6%, or $198 per contract, to $5,301 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased 4.1% to $5,055. The number of traditional burial contracts decreased 5.2% while the average revenue per burial contract increased slightly to $8,337. The cremation rate for the same store businesses increased from 45.1% to 46.8% as the number of cremation contracts increased 4.5%. The average revenue per same store cremation contract decreased 4.3% to $2,952. Cremations with services declined from 35.1% of total cremation contracts in the third quarter of 2012 to 30.9% in the third quarter of 2013. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.2% of the total number of contracts in the third quarter of 2013, increased 2.9% to $2,043.
Same store operating profit for the three months ended September 30, 2013 decreased $0.5 million, or 4.9%, from the comparable three months of 2012, and as a percentage of funeral same store operating revenue, decreased to 36.4% from 37.0%. The decrease in operating profit is primarily the result of the decrease in revenue, offset in part, by better management of costs including salaries and wages and bad debt expense.
Funeral home acquired revenues for the three months ended September 30, 2013 increased $1.8 million, or 29.0%, when compared to the three months ended September 30, 2012, as we experienced a 18.7% increase in the number of contracts, and an increase of 10.0%, to $5,100, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 8.7% to $4,966. The number of traditional burial contracts increased 31.4%, and the average revenue per burial contract increased 7.3% to $7,939. The cremation rate for the acquired businesses was 48.1% for the third quarter of 2013, down 400 basis points from the prior-year period. The average revenue per cremation contract increased 4.4% to $3,073 for the third quarter of 2013, and the number of cremation contracts increased 9.5% compared to the same period of 2012. Cremations with services remained consistent at 34.6% and 34.3% for the third quarter of 2012 and 2013, respectively. The reason for the increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the businesses acquired during 2012 serve primarily traditional burial families.
Acquired operating profit for the three months ended September 30, 2013 increased $0.3 million, or 14.0%, from the comparable three months of 2012 and, as a percentage of revenue from acquired businesses, was 27.0% for the third quarter of 2013 compared to 30.5% for the third quarter of 2012. Salaries and benefits of acquired operations are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 17.2% in revenue and 29.0% in operating profit as compared to the three months ended September 30, 2012 as a result of higher earnings on trust contracts and increased income from cemetery perpetual care trusts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$88,425	$89,610	$1,185	1.3%
Acquired operating revenue	18,516	26,432	7,916	42.8%
Preneed funeral insurance commissions	1,363	1,435	72	5.3%
Preneed funeral trust earnings	4,362	5,613	1,251	28.7%
Total	$112,666	$123,090	$10,424	9.3%

Operating profit:
Same store operating profit	$33,522	$34,711	$1,189	3.5%
Acquired operating profit	6,136	8,066	1,930	31.5%
Preneed funeral insurance commissions	294	454	160	54.4%
Preneed funeral trust earnings	4,354	5,574	1,220	28.0%
Total	$44,306	$48,805	$4,499	10.2%
Funeral home same store operating revenues for the nine months ended September 30, 2013 increased $1.2 million, or 1.3%, when compared to the nine months ended September 30, 2012, as we experienced a 3.7% increase in the number of contracts, while the average revenue per contract decreased 2.2%, or $124 per contract, to $5,429 for those existing operations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased 2.2% to $5,189. The number of traditional burial contracts remained flat while the average revenue per burial contract decreased 0.2% to $8,311. The cremation rate for the same store businesses increased from 44.3% to 46.2%. The average revenue per same store cremation contract decreased 3.0% to $3,022, and the number of cremation contracts increased 8.0%. Cremations with services declined from 36.0% of total cremation contracts in the nine months ended September 30, 2012 to 32.3% in the nine months ended September 30, 2013. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.2% of the total number of contracts in the nine months ended September 30, 2013, increased 7.7% to $2,232.
Same store operating profit for the nine months ended September 30, 2013 increased $1.2 million, or 3.5%, from the comparable period of 2012, and as a percentage of funeral same store operating revenue, increased to 38.7% from 37.9%. The increase in operating profit is primarily the result of the increase in revenue.
Funeral home acquired revenues for the nine months ended September 30, 2013 increased $7.9 million, or 42.8%, when compared to the nine months ended September 30, 2012, as we experienced a 29.9% increase in the number of contracts, and an increase of 10.5%, to $5,080, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 9.8% to $4,978. The number of traditional burial contracts increased 45.3%, and the average revenue per burial contract increased 6.8% to $7,872. The cremation rate for the acquired businesses was 49.4% for the nine months ended September 30, 2013, down 300 basis points from the prior-year period. The average revenue per cremation contract increased 3.4% to $3,091 for the nine months ended September 30, 2013, and the number of cremation contracts increased 22.3%, compared to the same period of 2012. Cremations with services remained flat at 34.9% and 35.0% for the nine months ended September 30, 2012 and 2013, respectively. The reason for the increase in the average revenue per contract for acquired operations and the significant decline in the cremation rate is because the businesses acquired during 2012 serve primarily traditional burial families.
Acquired operating profit for the nine months ended September 30, 2013 increased $1.9 million, or 31.5%, from the comparable nine months of 2012 and, as a percentage of revenue from acquired businesses, was 30.5% for the nine months ended September 30, 2013 compared to 33.1% for the nine months ended September 30, 2012. Changes in the operating margin as a percentage of revenue are primarily affected by the rate of salaries and benefits costs at these acquired locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 23.1% in revenue and 29.7% in operating profit as compared to the nine months ended September 30, 2012 as a result of higher earnings on trust contracts and increased income from cemetery perpetual care trusts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2013.
Three months ended September 30, 2012 compared to three months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$9,653	$9,968	$315	3.3%
Acquired operating revenue	60	89	29	n/a
Cemetery trust earnings	1,769	1,940	171	9.7%
Preneed cemetery finance charges	437	372	(65)	(14.9)%
Total	$11,919	$12,369	$450	3.8%

Operating profit:
Same store operating profit	$2,318	$2,724	$406	17.5%
Acquired operating loss	(56)	13	69	n/a
Cemetery trust earnings	1,742	1,903	161	9.2%
Preneed cemetery finance charges	437	372	(65)	(14.9)%
Total	$4,441	$5,012	$571	12.9%
Cemetery same store operating revenues for the three months ended September 30, 2013 increased $0.3 million, or 3.3%, compared to the three months ended September 30, 2012. The increase in operating revenue was primarily attributable to preneed property sales which increased $0.3 million, or 5.5%. We experienced a 6.8% increase in the number of interment rights (property) sold, yet a 4.8% decrease in the average price per interment compared to the third quarter of 2012. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 99.6% to 92.0%. Same store at-need revenue increased $0.3 million, or 7.0%, while at-need contracts decreased 2.7%. Revenue from deliveries of preneed merchandise and services declined $0.2 million, or 18.0%.
Cemetery same store operating profit for the three months ended September 30, 2013 increased $0.4 million, or 17.5%. As a percentage of revenues, cemetery same store operating profit increased from 24.0% to 27.3%. The increase in operating profit is primarily a result of the increase in revenue and lower promotional expenses.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended September 30, 2013 increased 9.7% when compared to the three months ended September 30, 2012. Earnings from perpetual care trust funds totaled $1.4 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012, an increase of $0.1 million, or 7.1%. Trust earnings recognized upon the delivery of merchandise and service contracts increased 3.0% from the same period in 2012. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 14.9% due primarily to a decrease in the average interest rate for new contracts.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2012	2013	Amount	%
Revenues:
Same store operating revenue	$28,601	$30,485	$1,884	6.6%
Acquired operating revenue	60	232	172	n/a
Cemetery trust earnings	4,714	6,220	1,506	31.9%
Preneed cemetery finance charges	1,257	1,070	(187)	(14.9)%
Total	$34,632	$38,007	$3,375	9.7%

Operating profit:
Same store operating profit	$7,197	$9,072	$1,875	26.1%
Acquired operating loss	(64)	(32)	32	n/a
Cemetery trust earnings	4,687	6,089	1,402	29.9%
Preneed cemetery finance charges	1,257	1,070	(187)	(14.9)%
Total	$13,077	$16,199	$3,122	23.9%
Cemetery same store operating revenues for the nine months ended September 30, 2013 increased $1.9 million, or 6.6%, compared to the nine months ended September 30, 2012. The increase in operating revenue was primarily attributable to preneed property sales which increased $1.7 million, or 12.3%. We experienced a 10.8% increase in the number of interment rights (property) sold and a 0.8% decrease in the average price per interment compared to the nine months ended September 30, 2012. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 94.7% to 92.9%. Same store at-need revenue increased $0.8 million, or 7.6%, as at-need contracts increased 1.8% while revenue from deliveries of preneed merchandise and services declined $0.4 million, or 12.1%.
Cemetery same store operating profit for the nine months ended September 30, 2013 increased $1.9 million, or 26.1%. As a percentage of revenues, cemetery same store operating profit increased from 25.2% to 29.8%. The increase in operating profit is primarily a result of the increase in revenue while managing bad debt and promotional expense against higher salaries and benefits.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the nine months ended September 30, 2013 increased 31.9% when compared to the nine months ended September 30, 2012. Earnings from perpetual care trust funds totaled approximately $4.5 million for the nine months ended September 30, 2013, compared to $3.6 million for the nine months ended September 30, 2012, an increase of $0.9 million, or 25.6%. Trust earnings recognized upon the delivery of merchandise and service contracts increased 6.9% from the same period in 2012. Trust earnings also include trust management fees charged by the company’s wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 14.9% due primarily to a decrease in the average interest rate for new contracts.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs for the three months ended September 30, 2013 increased $0.2 million, or 6.3%, compared to the three months ended September 30, 2012 primarily due to increases in salaries and benefits. Regional and unallocated funeral and cemetery costs for the nine months ended September 30, 2013 increased $0.8 million, or 11.7%, compared to the nine months ended September 30, 2012 primarily due to an increase in salaries and benefits of approximately $0.2 million, an increase in incentive compensation for field managers and their employees of approximately $0.3 million and an increase of approximately $0.3 million for expenses associated with regional training.
General and Administrative. General and administrative expenses totaled $6.9 million for the three months ended September 30, 2013, an increase of $1.6 million, or 31.1%, compared to the three months ended September 30, 2012, primarily due to $1.3 million of additional costs for upgrading our organizational overhead structure and talent in our corporate office and a $0.4 million increase in termination and consulting expenses. General and administrative expenses totaled $20.2 million for the nine months ended September 30, 2013, an increase of $4.9 million, or 31.9%, compared to the nine months ended

September 30, 2012, primarily due to $3.9 million of additional costs for upgrading our organizational overhead structure and talent in our corporate office, an increase in incentive and stock-based compensation costs of approximately $0.6 million and termination and consulting costs of approximately $0.9 million that were not incurred in the prior year period, offset in part, by a decrease in acquisition related expenses of $0.5 million.
Interest Expense, Net of Other Income. Interest expense, net of other income was $4.5 million and $3.2 million for the three months ended September 30, 2012 and 2013, respectively, and $13.6 million and $9.5 million for the nine months ended September 30, 2012 and 2013, respectively. These decreases were due to lower interest rates on our Credit Facility.
Loss on early extinguishment of debt and other costs. During the third quarter of 2012, we recognized costs of approximately $3.0 million in connection with the redemption of our Senior Notes that did not occur in 2013.
Income Taxes. We recorded income taxes at the estimated effective rate of 39.7% for the year ended December 31, 2012 and 38.3% for the first nine months of 2013 before discrete items. Discrete items added an additional $0.6 million or 3.2% of our year to date pre-tax book income from continuing operations for a total stated rate of 41.5%. These discrete items are prior period adjustments primarily related to balance sheet adjustments in deferred taxes and valuation allowances. We have approximately $36.8 million of state net operating loss carry forwards that will expire between 2014 and 2034, if not utilized.  Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At September 30, 2013, the valuation allowance totaled $0.2 million.
In July 2013, the Internal Revenue Service approved two tax accounting method changes which allowed additional tax deductions totaling $54.0 million in our 2012 tax year. These deductions related to temporary differences previously recorded as deferred tax assets. The non-current deferred tax liability of $7.0 million recorded as of September 30, 2013 is primarily a result of us obtaining the benefit of such accounting changes during the third quarter of 2013, while also utilizing net operating loss carryforwards arising from those changes against income from the current year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2013 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Cash Flows
We began 2013 with $1.7 million in cash and other liquid investments and ended the third quarter with $0.9 million in cash and $26.0 million drawn on our revolving credit facility.

The following table sets forth the elements of cash flow for the nine months ended September 30, 2012 and September 30, 2013 (in millions):

	For the Nine Months Ended September 30,
	2012	2013
Cash at January 1st	$1.1	$1.7
Cash flow from operating activities	15.3	32.2
Acquisitions and new construction	(24.8)	(6.0)
Proceeds from the sale of businesses and other assets	0.6	8.3
Borrowings (payments) on our Credit Facility	26.6	(26.2)
Maintenance capital expenditures	(3.2)	(4.6)
Growth capital expenditures	(4.7)	(2.8)
Dividends on common stock and redeemable preferred stock	(1.4)	(1.4)
Repurchase of common stock	(4.5)	—
Payment of loan origination costs	(3.0)	—
Payment of call premium associated with the senior notes redemption	(1.7)	—
Other financing costs	0.2	(0.3)
Cash at September 30th	$0.5	$0.9
For the nine months ended September 30, 2013 cash provided by operating activities was $32.2 million as compared to $15.3 million for the nine months ended September 30, 2012. The increase was due to an increase in revenue, cash earned on delivered contracts and other favorable working capital changes.
Our investing activities resulted in a net cash outflow of $5.2 million for the nine months ended September 30, 2013 compared to a net cash outflow of $32.1 million for the nine months ended September 30, 2012. The decrease in cash outflows from investing activities was due to payments for acquisitions and new construction of approximately $24.8 million that occurred in the nine months ended September 30, 2012. We did not acquire any businesses in the comparable period of 2013. We acquired land for approximately $2.4 million and $6.0 million during the first nine months of 2012 and 2013, respectively, for funeral home expansion projects. Additionally, we had net proceeds from the sale of businesses and other assets of $8.3 million in the 2013 period compared to $0.6 million in the 2012 period.
For the nine months ended September 30, 2013, capital expenditures totaled $7.4 million compared to $7.8 million for the nine months ended September 30, 2012. The increase in maintenance capital expenditures in the nine months ended September 30, 2013 was primarily to due an increase in vehicle purchases of $0.5 million, information technology and infrastructure improvements of $0.3 million and other funeral home and cemetery major repair projects of $0.4 million.
Our financing activities resulted in net cash outflow of $27.9 million for the nine months ended September 30, 2013 compared to a net cash inflow of $16.2 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we repaid $26.2 million under the Credit Facility whereas we borrowed $26.6 million in the nine months ended September 30, 2012. Cash flows from financing activities during the first nine months of 2012 was partially offset by the purchase of $4.5 million in treasury stock and the payment of loan origination costs and the call premium of $4.7 million.
Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on September 3, 2013 to record holders of our common stock as of August 14, 2013. For the nine months ending September 30, 2013, we had paid approximately $1.4 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

Debt Obligations
As of September 30, 2013, we had a $255 million Credit Facility with Bank of America, N.A. as the Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of September 30, 2013, $26.0 million was drawn under the revolving credit facility and $120.0 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2013. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At September 30, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2013 was approximately 3.0% and 3.4%, respectively.
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
The outstanding principal of long-term debt and capital lease obligations at September 30, 2013 totaled $152.1 million and consisted of $120.0 million under our term loan, $26.0 million outstanding under our revolving credit facility and $6.1 million in acquisition indebtedness and capital lease obligations.
A total of $89.8 million was outstanding at September 30, 2013 under the convertible junior subordinated debentures. Amounts outstanding under the debentures are payable to our affiliate trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES.” The rights under the debentures are functionally equivalent to those of the TIDES.
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
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2013. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through September 30, 2014 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of September 30, 2013, the leverage ratio was 2.67 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3.0 million of our common stock up to an aggregate of $8.0 million. As of September 30, 2013, we have spent a total of $5.3 million buying back our common stock under this plan. There were no repurchases under this plan in the nine months ended September 30, 2013.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2013 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2013 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.43% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2013, we had 26.0 million outstanding under our $125 million revolving credit facility and 120.0 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.5 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $89.8 million. The estimated fair value of these securities is estimated to be approximately $86.7 million at September 30, 2013, based on available broker quotes of the corresponding preferred securities issued by the Trust.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2013, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

hPART II – OTHER INFORMATION

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

Item 6.	Exhibits

Exhibit No.	Description

*10.1	Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.
_______________________________

*	Filed or furnished herewith, as applicable.

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

CARRIAGE SERVICES, INC.
Date:	November 5, 2013	/s/ L. William Heiligbrodt
L. William Heiligbrodt
Vice Chairman of the Board, Executive
Vice President and Secretary
(Principal Financial Officer and Duly Authorized Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*10.1	Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.