Form 10-K
period 2013-12-31
CARRIAGE SERVICES INC
filed 2014-03-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2013
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $278.2 million based on the closing price of $17.45 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 28, 2014 was 18,243,722.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated in Part III of this Annual Report on Form 10-K.

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
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December of 1993 and is a leading provider of deathcare services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 75% of our total revenue, and cemetery operations, which currently account for approximately 25% of our total revenue. At December 31, 2013, we operated 161 funeral homes in 26 states and 32 cemeteries in 10 states. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
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
Cemetery Operations. Cemeteries are primarily a sales business providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials. Our cemetery operating results are impacted by the size and success of our sales organization, as approximately 48% of our cemetery revenues during the year ended December 31, 2013 were generated from preneed sales of interment rights and related merchandise and services. We believe that changes in the economy and consumer confidence may impact the amount of preneed cemetery revenues. Cemetery revenues generated from at-need service and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Approximately 19% of our cemetery revenues during the year ended December 31, 2013 were attributable to investment earnings on trust funds and finance charges on installment contracts. Changes in the capital markets and interest rates affect this component of our cemetery revenues, along with changes that we make in the investment securities within the trust funds.

RECENT DEVELOPMENTS
Credit Facility. On April 24, 2013, we entered into a third amendment (the “Third Amendment”) to our secured bank credit facility (the “Credit Facility”), which increased the revolving credit commitments under our revolving credit facility from $105 million to $125 million and decreased the interest rate margin. The Third Amendment decreased the applicable margin for our outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold. In connection with the Third Amendment, we recorded a pre-tax charge of approximately $0.4 million in the second quarter to write-off unamortized loan costs. The Third Amendment also contains amendments which (a) allow us to issue subordinated debt or convertible subordinated debt in an amount not to exceed $100 million, (b) provides us the ability to repurchase up to $15 million of stock-based employee awards, and (c) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain issuances of subordinated debt or convertible subordinated debt. Our Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest under our Credit Facility at either the prime rate or LIBOR rate plus a margin based on the our leverage ratio. As of December 31, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on our Credit Facility for the year ended December 31, 2013 was 3.20%.
Acquisitions. We completed one acquisition during 2013 consisting of two funeral homes, one in Tennessee and one in Georgia, and are positioned to acquire more funeral home and cemetery businesses in the future. The aggregate consideration paid for these businesses was approximately $13.7 million. We acquired substantially all the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts.
Discontinued Operations. We sold seven funeral homes and one cemetery in 2013. The aggregate consideration received for these divestitures was approximately $10.2 million. At December 31, 2013, we had one letter of intent for the sale of a cemetery in Florida, which we subsequently sold in January 2014.
Capital. Our Board of Directors (“our Board”) approved four quarterly dividends of $0.025 per share. For fiscal year 2013, we paid approximately $1.8 million in dividends.
Performance-Based Stock Awards. On January 3, 2014, we cancelled all the outstanding Performance-Based Stock Awards. All holders of these performance-based stock awards surrendered their shares in exchange for a cash payout of approximately $16.1 million.
DEATHCARE INDUSTRY
Deathcare companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The deathcare industry in the United States is characterized by the following fundamental attributes (the statistics included in this Form 10-K are from reports compiled by Sundale Research which are based on information from the United States (“U.S.”) Department of Commerce).
Deaths and Death Rates
Death rates and the number of deaths in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, the number of deaths has trended slightly lower as the general population is living longer and because of low birth rates in the period from the early 1930’s to the mid 1940’s during the Great Depression and World War II. In 2012, the number of deaths fell by 0.6% compared to 2011. The number of deaths is estimated to drop again in 2013. The recent trend is projected to reverse in coming years due to the aging of the “baby boomer” generation. The number of people age 65 and over is expected to increase from 42.6 million in 2012 to 49.6 million in 2017, reflecting an average annual growth rate of 3.1%.

Cremation
In recent years, there has been a steady, gradual increase in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. Cremations represented approximately 43.2% of the U.S. burial market in 2012 and are predicted to increase to 50% by 2017. In 2012, the number of cremations increased by 2.2%, following increases of 6.4% and 7.5% in the previous two years, respectively. Cremation rates can vary significantly based upon geographic, religious and cultural traditions. Direct cremation has been offered as a less costly alternative to a traditional funeral service. However, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cremations result in lower absolute revenue dollars, but higher gross margins. Cemeteries are more affected by the increasing cremation trend than funeral homes.
Highly Fragmented Ownership
The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), StoneMor Partners L.P. (“StoneMor”) and Carriage. In December 2013, SCI completed its acquisition of Stewart Enterprises, Inc., which, prior to the merger, was one of the largest public operators, in terms of revenue, of both funeral homes and cemeteries. We believe these three companies collectively represent approximately 20% of deathcare revenues in the United States. Independent businesses along with a few privately owned consolidators represent the remaining amount of industry revenue, accounting for an estimated 80% share. The top 50 deathcare companies account for only 25% of industry revenue. All of our acquisitions in both 2012 and 2013 were independent businesses.
Heritage and Tradition
Deathcare businesses have traditionally been family-owned businesses that have built a local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. Given the sensitive nature of our business, we believe that relationships fostered at the local level build trust in the community and are a key driver of market share. While new entrants may enter any given market, the time and resources required to develop local heritage and tradition serve as important barriers to entry.
BUSINESS STRATEGY
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. The business strategy is executed through our “Standards Operating Model,” a decentralized and entrepreneurial operating model for our funeral home and cemetery businesses. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. We use the Standards Operating Model to measure the sustainable revenue growth and earning power of our portfolio of deathcare businesses. Our Standards Operating Model emphasizes growing market share and improving long-term profitability by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high value business. Leadership qualities are evaluated using the 4E leadership characteristics – Energy, Energize Others, Edge and Execution. This model requires our local and corporate leaders to focus on the drivers of success that create long-term profitability and value for our stockholders. Our Standards Operating Model emphasizes:

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

Our business objectives include:

•	growing market share, creating new heritage, producing consistent, modest revenue growth and sustaining increased earnings and cash flow;

•	continuing to improve our operating and financial performance by executing our Standards Operating Model;

•	upgrading the leadership in our businesses, as necessary; and searching for well-qualified personnel that we feel will lead and excel within our Standards Operating Model; and

•	executing our Strategic Acquisition Model, a disciplined program that will guide our acquisition strategies, to accelerate growth while maintaining financial discipline.

Key elements of our overall business strategy include the following:
Implement Operating Initiatives. Our Standards Operating Model is a based on operating standards designed to grow market share and increase profitability, developed from our best operations, along with an incentive compensation plan to reward business managers known as “Managing Partners” and their staff for successfully meeting or exceeding such standards. Our Managing Partners participate in a variable bonus plan in which they earn a percentage of their business’ earnings based upon the actual standards achieved. Our Standards Operating model and the underlying standards, which we refer to as “Being the Best,” focus on what we believe are the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics. Our Standards Operating Model is the measure by which we judge the success of each business. In 2012, we began a five year incentive plan, called “Good to Great,” which rewards Managing Partners with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if such Managing Partners are able to achieve an annual compound growth rate of 2% over a five year period. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, our Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. Our Standards Operating Model led to the development of our “Strategic Acquisition Model” during 2006, which guides our acquisition and disposition strategies. Both models, when executed effectively, should drive long term, sustainable increases in market share, revenue, earnings and free cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
Enhancement of Funeral Services. A significant trend in the deathcare industry is an increasing preference of our client families for cremation. The percentage of funeral services performed by our funeral homes for which cremation was chosen as the manner in which to dispose of remains was 45.1% for the year ended December 31, 2011, 46.1% for the year ended December 31, 2012 and 46.8% for the year ended December 31, 2013. For the year ended December 31, 2013, 67.1% of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 32.9% included services, as compared to 64.8% and 35.2%, respectively, for the year ended December 31, 2012. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.
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
Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our sales professionals on a preneed basis and finance charges earned on preneed installment contracts. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate. In 2013, preneed cemetery sales increased 10.8% compared to 2012.
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

OUR STRENGTHS
Market Leader in our Suburban and Rural Markets. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. We focus on markets that perform better than the industry average and are generally insulated from economic and demographic changes.
Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners, individuals with extensive deathcare experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards that are custom designed for each of four groupings using size of business and cremation rate as specific grouping criteria. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth opportunities, such as business acquisitions and cemetery inventory projects. Currently, we have four primary components in our capital structure:

•	a $130 million term loan with a 2017 maturity, of which $117.0 million was outstanding at December 31, 2013;

•	a $125 million revolving credit facility with a 2017 maturity, of which $36.9 million was outstanding at December 31, 2013;

•	the $89.8 million convertible junior subordinated 7% debenture with a 2029 maturity; and

•	our common stock.
For additional information, please see Part II, Item 7, Liquidity and Capital Resources.
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from continuing operations for 2013 totaled $39.8 million, which was used primarily to acquire two funeral homes and for payments on our revolving credit facility, as well as other working capital needs. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
Strong Field-Level Gross Profit Margins. We believe that our field-level gross profit margins are among the highest reported by the public companies in the deathcare industry and that this performance is a testament to the success of our business strategies. As a percentage of revenues, the total field-level gross profit margin was 30.1% for the year ended December 31, 2013. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
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
Proven Management Team. Our management team, headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne, and our Vice Chairman of our Board and Executive Vice President, L. William Heiligbrodt, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture emphasizing the 4E’s (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the deathcare industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Standards Operating Model will ensure this commitment at all levels of the organization. Our businesses are organized into three regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2013, we operated 161 funeral homes in 26 states. Funeral home revenues currently account for approximately 75% of our total revenues. The funeral home operations are managed by a team of experienced deathcare industry professionals and selected region-level individuals with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to funeral home operations.
Our funeral homes offer a complete range of services to meet a family’s deathcare needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and services and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and services to take place at one location and thereby reduces transportation costs and inconvenience to the family.
Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within twenty-four hours. Given the high fixed cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths;

•	establishing and maintaining leading market share positions supported by strong local heritage and relationships;

•	effectively responding to increasing cremation trends by packaging complementary services and merchandise;

•	controlling salary, merchandise and other controllable costs; and

•	increasing average revenues per contract.
Cemetery Operations
As of December 31, 2013, we operated 32 cemeteries in 10 states. The cemetery operations are managed by a team of experienced deathcare industry and sales professionals. Cemetery revenues currently account for approximately 25% of our total revenues. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to cemetery operations.
Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation memorialization products, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts.
Our cemetery operating results are impacted by the size and success of our sales organization, evidenced by the statistic that approximately 40% of our cemetery revenues for the year ended December 31, 2013 were generated from preneed sales of interment rights. An additional 9% of our 2013 cemetery revenues were generated from deliveries of merchandise and services previously sold on preneed contracts. We believe that changes in the economy and consumer confidence impacts the success rate of preneed sales and is currently having an impact on our preneed sales success rate and the industry as a whole. Coming into a more stable economy, we have focused more on quality sales counselors rather than quantity. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as in our funeral home business. Approximately 19% of our cemetery revenue was attributable to investment earnings on trust funds and finance charges on installment contracts during the year ended December 31, 2013. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission within Funeral Revenues. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
In addition to preneed funeral contracts, we also offer “pre-planned” funeral arrangements whereby a client determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Pre-planned funeral arrangements permit a family to avoid issues of making deathcare plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at-need sale.
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges within Cemetery Revenues. In substantially all cases, we receive an initial down payment at the time the contract is signed. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for bad debts and customer cancellations are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
We sold 6,844 and 8,183 preneed funeral contracts during the years ended December 31, 2012 and 2013, respectively. At December 31, 2013, we had a backlog of 80,714 preneed funeral contracts to be delivered in the future. Approximately 20% of the funeral revenues recognized during the years ended December 31, 2012 and 2013 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 47% and 48% of our net cemetery revenues for 2012 and 2013, respectively.
At December 31, 2013, we employed a staff of 138 advance-planning and family service representatives for the sale of preneed products and services.
TRUST FUNDS AND INSURANCE CONTRACTS
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned investment registered advisory firm, CSV RIA, or by independent financial advisors. At December 31, 2013, CSV RIA provided these services to three institutions, which have custody of 78% of our trust assets, for a fee based on the market value of trust assets.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while the insurance contracts are not on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $398.2 million as of December 31, 2013.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased and delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We were able to withdraw $1.4 million in trust income prior to delivery in those states in 2012 and $1.7 million in 2013. Cemetery merchandise and service trust fund balances totaled approximately $68.3 million as of December 31, 2013.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Cemetery Revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $42.3 million at December 31, 2013.
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6, 8, and 10.
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
COMPETITION
The operating environment in the deathcare industry has been highly competitive. Publicly traded companies operating in the United States include SCI, StoneMor and Carriage. In December 2013, SCI completed its acquisition of Stewart Enterprises, Inc. In addition, a number of smaller private consolidators have been active in acquiring and operating funeral homes and cemeteries.
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
Environmental. Our operations are also subject to stringent federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws. Failure to comply with environmental laws and regulations could result in the assessment of substantial administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of injunctions restricting or prohibiting some or all of our activities. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future.
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
EMPLOYEES
As of December 31, 2013, we and our subsidiaries employed 2,072 employees, of whom 935 were full-time and 1,137 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that we maintain a good relationship with our employees. None of our employees are represented by unions.
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
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations and cash flows.
The success of our businesses is typically dependent upon one or a few key employees for success because of the localized and personal nature of our business.
Deathcare businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain qualified Managing Partners, sales force and other personnel is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to maintain qualified and productive Managing Partners and sales force could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31 2011, 2012 and 2013:

	2011	2012	2013
Preneed funeral trust funds	(2.0)%	14.3%	13.2%
Preneed cemetery trust funds	(2.7)%	19.3%	14.2%
Perpetual care trust funds	(3.3)%	20.1%	14.2%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant declines in 2014 or subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2013, no such charge was required. Our preneed trusts are currently over funded based on performance for the past five years. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
Continued economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill or long-lived asset impairments.
In addition to an annual review, we assess the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill impairment test we performed as of August 31, 2013 and our annual review of long-lived assets as of December 31, 2013, we concluded that there was no impairment of our goodwill or other long-lived assets. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill.
Health care reform could increase health care costs and may have a negative impact on earnings and cash flows.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act was passed and signed into law. Provisions of the health reform legislation become effective at various dates over the next several years, and many of the regulations and guidance with respect to the health care reform legislation have not been implemented. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. To the extent that we are unable to pass these cost increases on to our customers, they could have a negative impact on our earnings and cash flows.

Our “Good to Great” incentive program could result in significant future payments to our Managing Partners.
In January, 2012, in order to continue to align our Managing Partners' incentives with the long term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The initial Performance Period commenced on January 1, 2012 and will end on December 31, 2016. The Performance Periods for new Managing Partners commences each year after 2012. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in cash, shares of our common stock or a combination of cash and shares our common stock determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance. In the event that a large number of our Managing Partners earn a bonus under this program, we could incur a material outlay of capital in 2017 and this incentive program could result in a decrease in net income.
RISKS RELATED TO THE DEATHCARE INDUSTRY
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
The deathcare industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities.
In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. For example, federal, state, local and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the deathcare industry. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the deathcare industry, see Part I, Item 1, Business, Regulation.
We are subject to environmental and worker health and safety laws and regulations that may expose us to significant costs and liabilities.
Our cemetery and funeral home operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety aspects of the operations, the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may restrict or impact our business in many ways, including requiring the acquisition of a permit before conducting regulated activities, restricting the types, quantities and concentration of substances that can be released into the environment, applying specific health and safety criteria addressing worker protection, and imposing substantial liabilities for any pollution resulting from our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations and any failure to comply may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations and the issuance of injunctions restricting or prohibiting our activities. Failure to appropriately transport and dispose of generated wastes, used chemicals or other regulated substances, or any spills or other unauthorized releases of regulated substances in the course of our operations could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations, and result in neighboring landowners and other third parties filing claims for personal injury, property damage and natural resource damage allegedly caused by such non-compliant activities or spills or releases. Certain of these laws may impose strict, joint and several liabilities upon us for the remediation of contaminated property resulting from our or a predecessor owner's or operator's operations. We may not be able to recover some or any of these costs from insurance or contractual indemnifications. Moreover, changes in environmental laws, regulations and enforcement policies occur, and any changes that result in more stringent or costly emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2013, we operated 161 funeral homes in 26 states and 32 cemeteries in 10 states. We own the real estate and buildings for 130 of our funeral homes and lease 31 facilities. We own 28 cemeteries and operate four cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2013. Eleven funeral homes are operated in combination with cemeteries as these locations are physically located on the same property or very close proximity and under the same management. The 32 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 166,084 and 161,084 at December 31, 2012 and 2013, respectively. In addition, approximately 481 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes we currently meet this standard.

The following table sets forth certain information as of December 31, 2013, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	7	4	—
Connecticut	8	2	—	—
Florida	6	10	6	3
Georgia	5	—	—	—
Idaho	5	1	3	—
Illinois	2	2	1	—
Kansas	2	—	—	—
Kentucky	9	2	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	3	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	2	—	—	—
North Carolina	3	1	1	—
Ohio	5	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	1	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	17	1	7	—
Virginia	3	1	—	—
Washington	1	1	—	—
West Virginia	1	1	—	—
Total	130	31	28	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to eight years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2013, we owned and operated 676 vehicles and leased 2 vehicles.

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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV”. The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2013	High	Low
First Quarter	$21.25	$12.90
Second Quarter	$21.63	$16.60
Third Quarter	$19.40	$17.36
Fourth Quarter	$20.44	$17.20

2012	High	Low
First Quarter	$7.59	$5.40
Second Quarter	$8.59	$6.91
Third Quarter	$10.40	$7.65
Fourth Quarter	$11.99	$9.26
As of February 28, 2014, there were 18,243,722 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $20.43 per share. The shares of common stock outstanding are held by approximately 530 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.
DIVIDENDS
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013, respectively, to record holders of our common stock as of February 13, 2013, May 16, 2013, August 14, 2013 and November 12, 2013, respectively. Prior to June 1, 2011, we had never paid cash dividends on our common stock. We intend to pay dividends in 2014.
EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PURCHASES OF SECURITIES BY THE ISSUER
In May 2012, our Board approved an increase to the share repurchase program authorizing us to purchase an additional $3 million of our common stock up to an aggregate of $8 million. The repurchases are to be executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. In 2011 we repurchased 126,952 shares of our common stock at an aggregate cost of $736,456 and an average share price of $5.82. In 2012, we repurchased 686,208 shares of our common stock at an aggregate cost of $4.5 million and an average share price of $6.60. ll 2012 purchases were made in the first half of the year. We did not repurchase any shares of our common stock in the year ended December 31, 2013. The repurchased shares are held as Treasury stock.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2008, and that all dividends were reinvested. Performance data for Carriage Services, Inc., the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

*	$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Peer Group includes SCI and StoneMor.

	12/08	12/09	12/10	12/11	12/12	12/13
Carriage Services, Inc.	$100.00	$195.52	$241.29	$282.32	$606.03	$1,002.94
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
Peer Group	100.00	171.70	188.76	231.58	294.41	392.38
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2009, 2010, 2011, 2012 and 2013. These historical results are not indicative of our future performance.

You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2009	2010	2011	2012	2013
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$126,459	$133,734	$141,112	$152,004	$163,965
Cemetery	43,197	43,783	42,402	47,388	49,992
Total revenues	169,656	177,517	183,514	199,392	213,957
Gross profit:
Funeral	37,774	37,321	41,401	46,886	48,973
Cemetery	7,172	9,065	9,536	13,256	15,408
Total gross profit	44,946	46,386	50,937	60,142	64,381
General and administrative expenses	15,989	16,793	22,745	23,458	27,378
Operating income	28,957	29,593	28,192	36,684	37,003
Interest expense	(18,299)	(18,246)	(18,089)	(17,088)	(12,622)
Litigation settlement	—	—	—	—	—
Gain on repurchase of junior subordinated debentures	—	317	846	—	—
Loss on early extinguishment of debt and other costs	(180)	—	(201)	(3,031)	—
Interest and other income	228	751	52	963	81
Income before income taxes	10,706	12,415	10,800	17,528	24,462
Provision for income taxes	(4,336)	(4,954)	(4,590)	(6,960)	(9,277)
Net income from continuing operations	6,370	7,461	6,210	10,568	15,185
Income from discontinued operations	678	618	768	835	4,111
Preferred stock dividend	14	14	14	14	4
Net income	$7,034	$8,065	$6,964	$11,389	$19,292
Earnings per share
Basic:
Continuing operations	$0.36	$0.42	$0.34	$0.58	$0.83
Discontinued operations	0.04	0.04	0.04	0.05	0.23
Basic earnings per share	$0.40	$0.46	$0.38	$0.63	$1.06
Diluted:
Continuing operations	$0.36	$0.42	$0.34	$0.58	$0.82
Discontinued operations	0.04	0.03	0.04	0.05	0.18
Diluted earnings per share	$0.40	$0.45	$0.38	$0.63	$1.00
Dividends declared per share	$—	$—	$0.075	$0.10	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	17,573	17,635	18,359	18,126	17,826
Diluted	17,749	17,938	18,397	18,226	22,393
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	138	147	159	167	161
Cemeteries at end of period	32	33	33	33	32
Funeral services performed	23,010	24,585	26,415	28,028	29,996
Preneed funeral contracts sold	5,522	6,389	7,040	6,844	8,183
Backlog of preneed funeral contracts	72,172	79,842	81,030	81,585	80,714
Average revenue per funeral contract	$5,408	$5,348	$5,274	$5,359	5,370
Cremation rate	40.6%	43.0%	45.1%	46.1%	46.8%
Depreciation and amortization	$10,199	$9,849	$9,479	$9,948	$11,668
BALANCE SHEET DATA:
Total assets	$619,298	$671,012	$672,777	$738,085	$746,599
Working capital	12,004	2,535	(1,097)	(9,036)	(11,503)
Long-term debt, net of current maturities	131,898	132,416	135,000	163,541	142,542
Convertible junior subordinated debenture	93,750	92,858	89,770	89,770	89,770
Stockholders’ equity	108,222	119,673	126,778	134,818	155,973

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. At December 31, 2013, we operated 161 funeral homes in 26 states and 32 cemeteries in 10 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
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
Our funeral volumes, including contracts from acquisitions, have increased from 23,010 in 2009 to 29,996 in 2013 (compound annual increase of 6.9%). Our funeral operating revenue, excluding financial revenue, has increased from $120.6 million in 2009 to $154.7 million in 2013 (compound annual increase of 6.4%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $5.8 million in 2009 to $9.3 million in 2013. We experienced a 1.6% increase in volumes in comparing the year ended December 31, 2013 to the year ended December 31, 2012 on a same store basis, while the average revenue per contract for the year ended December 31, 2013 decreased 1.2% compared to the year ended December 31, 2012. For the year ended December 31, 2013, funeral revenue from preneed commissions and preneed funeral trust earnings was $9.3 million compared to $7.6 million for the year ended December 31, 2012.
The percentage of funeral services involving cremations has increased from 40.6% for the year ended December 31, 2009 to 46.8% for the year ended December 31, 2013. On a same store basis, the cremation rate has risen from 40.6% in 2009 to 46.0% for the year ended December 31, 2013. The cremation rate for our acquired funeral home businesses was 44.9% for the year ended 2009 compared to 49.4% for the year ended 2013.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 47.0% of our 2012 cemetery revenues related to preneed sales of interment rights and related merchandise and services. For the year ended December 31, 2013, those preneed sales were approximately 48.0% of cemetery operating revenues. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Cemetery revenues from investment earnings on trust funds grew from $3.9 million in 2009 to $9.5 million in 2013. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2009 through 2013 was characterized by varying levels of operating revenues yet increasing field-level cemetery profit margins. Cemetery operating revenue increased from $39.3 million in 2009 to $40.5 million in 2013 and increased 5.7% over 2012. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2014 is designed to expand our cemetery product offerings.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission within Funeral Revenue. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges within Cemetery Revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. At December 31, 2013, CSV RIA provided these services to three institutions, which have custody of 78% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
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
The 2013 performance of our discretionary trust portfolio continued to benefit us through higher income earned from preneed funeral and cemetery contracts that have been serviced and through increased income from the cemetery perpetual care trusts. These benefits are evident in the increase in recognized financial revenue. Given the recurring nature of the income generated by our fixed income portfolio, we expect the performance of our discretionary trust portfolio to benefit us for the foreseeable future.
Our total discretionary portfolio performance of 14.2% exceeded the 80/20 index benchmark performance of 12.4% in 2013 due to each of the fixed income and equity components of our discretionary portfolio outperforming their respective benchmarks, S&P 500 and High Yield Index. Our discretionary portfolio equity and high yield performance in 2013 of 45% and 8.2%, respectively, exceeded the 32.4% for the S&P 500 and a 7.5% gain for the High Yield Index.
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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2012, we acquired seven funeral home businesses and one cemetery business. The consideration paid for the 2012 acquisitions was $42.7 million. We completed one acquisition during 2013 consisting of two funeral homes, one in Tennessee and one in Georgia. The consideration paid for this acquisition was $13.7 million. Additionally, we purchased land for approximately $6.0 million in 2013 to be used for future funeral expansions.
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenues, will be consistent from year to year.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are more fully described in Part II, Item 8, Financial

Statements and Supplementary Data, Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
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
When preneed funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions earned by us are recognized as revenue when the commission is no longer subject to refund, which is usually one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related costs of originating preneed sales contracts. These costs are expensed as incurred.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets or liabilities associated with the acquisition.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information.
Debt Obligations
The outstanding principal of long-term debt at December 31, 2013 totaled $159.7 million and consisted of $117.0 million under our term loan, $36.9 million outstanding under our revolving credit facility and $5.8 million in acquisition indebtedness and capital lease obligations.
At December 31, 2013, we had a $255 million secured bank credit facility (the "Credit Facility") with Bank of America, N.A. as Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. As of December 31, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2013 was 3.20%.
On April 24, 2013, we entered into a Third Amendment (the “Third Amendment”) to our Credit Facility which increased the revolving credit commitments from $105 million to $125 million and decreased the interest rate margin for our outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold. Our Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. In connection with the Third amendment, we recored a pre-tax charge of approximately $0.4 million in second quarter of 2013 to write-off certain unamortized loan costs. Our Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. We have the option to pay interest at either the prime rate or LIBOR rate plus a margin. At December 31, 2013, substantially all our borrowings under our Credit Facility were tied to the LIBOR rate.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 for additional information.

Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2013.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2011 and 2012; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.
The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compared the fair value of each reporting unit to its carrying value, including goodwill. We determined fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying amount, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in 2012 or 2013. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review. The West region has the greatest risk of failing the first step of the impairment test in the future. The fair value of the West region exceeded its carrying value by approximately 14%. As of December 31, 2013, $60.7 million of goodwill was recorded in the West region. Should industry sales transactions suffer a decline in the multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) or the results of the West’s operations decline in the future, the risk of goodwill impairment would increase.
In 2012 and 2013, we recognized impairments of approximately $1.1 million and $0.1 million, respectively, for locations held for sale as of December 31, 2012 and 2013. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1, 4 and 5 for additional information.
Intangible Assets

Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred costs and other assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the Accounting Standards Codification (“ASC”) Intangibles Topic 350.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends.

Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Property, Plant, and Equipment Topic of ASC 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative EBITDA for consecutive years or there has been a decline in EBITDA for consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin or a decline in operating margin over a multiple year period. We review our long-lived assets if deemed held for sale to the point of recoverability. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2013, no impairments were identified.
Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information.
Income Taxes
We and our subsidiaries file a consolidated U.S. Federal income tax return and separate state income tax returns in 16 states in which we operate and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate.
In July 2013, the Internal Revenue Service approved four tax accounting method changes which allowed additional tax deductions totaling $57.2 million in our the year ended December 31, 2012. These deductions related to temporary differences previously recorded as deferred tax assets. The non-current deferred tax liability of approximately $11.9 million recorded as of December 31, 2013 is primarily a result of us obtaining the benefit of such accounting changes while also utilizing net operating loss carryforwards arising from those changes against income from the current year.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning January 1, 2014. We are evaluating the future impact of the final regulations on our tax provision.
We do not anticipate a significant increase or decrease in unrecognized tax benefits during the next twelve months.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans in the form of restricted stock, stock options, performance awards and an employee stock purchase plan. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model.
Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our Consolidated Balance Sheets as Deferred preneed funeral and cemetery receipts held in trust and Care trusts' corpus. The investments of such trust funds are classified as available-for-sale and are reported at market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses, are recorded to Deferred preneed receipts held in trust and Care trusts' corpus on our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.

In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and memorial sold. Income from the trust funds is distributed to us and is used to provide care and maintenance for the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor, CSV RIA. As of December 31, 2013, CSV RIA provided these services to three institutions which have custody of 78% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which advisory services are provided.
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust or Deferred preneed funeral receipts held in trust. There will be no impact on earnings unless and until such time that the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis. Additional related disclosures are provided in Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
Fair Value Measurements
We define fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures to disclose transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented in Part II, Item 8, Financial Statements and Supplementary Data in Note 6 and 10. We currently do not have any assets that have fair values determined by Level 3 inputs. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2013, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (i) the investor has the ability and intent to hold an investment and (ii) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. As of December 31, 2013, no impairment has been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. The convertible junior subordinated debentures, payable to Carriage Services Capital Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million, which approximates the fair value at December 31, 2013 based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust.
For more information regarding fair value measurements, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.

Computation of Earnings per Common Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our convertible junior subordinated debentures.
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities, and we prepare our earnings per share calculations attributable to common stockholders to exclude outstanding unvested restricted stock awards, using the two-class method, in both the basic and diluted weighted average shares outstanding calculation.
For the year ended December 31, 2013, the fully diluted weighted average shares outstanding, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the if-converted method prescribed by ASC 260. For the years ended December 31, 2011 and 2012, the conversion of our convertible junior subordinated debentures is excluded from fully diluted earnings per share calculations and the fully diluted weighted average share count because the inclusion of such converted shares resulted in an antidilutive impact.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2011, 2012 and 2013 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 20.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2013 through the date that the financial statements are issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Part II, Item 8, Financial Statement and Supplementary Data, Note 25.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATION
Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, we are required to present significant amounts reclassified out of AOCI to net income in its entirety by the respective line items and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. This amendment is effective prospectively for public companies for reporting periods after December 15, 2012. We adopted the provisions of this amendment effective January 1, 2013. See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for the appropriate disclosures.
Income Taxes
In July 2013, the FASB amended the Income Tax Topic of the ASC to eliminate the diversity in practice in the presentation of unrecognized tax benefits. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require an entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for the first annual or interim period beginning after December 15, 2013, thus effective for us beginning January 1, 2014. We will adopt the FASB’s amended guidance for our annual reporting period ending December 31, 2014. We do not anticipate the adoption of this amended guidance will have a significant impact on our financial position, results of operations or cash flows.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning January 1, 2014. We are evaluating the future impact of the final regulations on our tax provision.

SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data for us expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2011	2012	2013
Total revenues	100.0%	100.0%	100.0%
Total gross profit	27.8	30.2	30.1
General and administrative expenses	12.4	11.8	12.8
Operating income	15.4	18.4	17.3
Interest expense	9.9	8.6	5.9
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2011	2012	2013
Funeral homes at beginning of period	147	159	167
Acquisitions	12	10	2
Divestitures of existing funeral homes	—	(2)	(7)
Closure of funeral homes	—		(1)
Funeral homes at end of period	159	167	161

Cemeteries at beginning of period	33	33	33
Acquisitions	—	1	—
Divestitures	—	(1)	(1)
Cemeteries at end of period	33	33	32
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
The following is a discussion of our results of operations for the years ended December 31, 2013 and 2012. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2009 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2008 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Total revenue for the year ended December 31, 2013 was $214.0 million compared to $199.4 million for the comparable period of 2012, an increase of $14.6 million, or 7.3%, and gross profit increased $4.2 million, or 7.0%, from 2012 to 2013. Our acquired funeral businesses and cemetery businesses drove the overall revenues higher and contributed to the increase in gross profit in 2013 compared to 2012. Net income from continuing operations for the year ended December 31, 2013 totaled $15.2 million, equal to $0.82 per diluted share, as compared to $10.6 million for the year ended December 31, 2012, or $0.58 per diluted share. Net income for the year ended December 31, 2013 totaled $19.3 million, equal to $1.00 per diluted share as compared to $11.4 million, or $0.63 per diluted share, for the year ended December 31, 2012.
Total funeral home and cemetery gross margin was 30.1% in 2013 compared to 30.2% in 2012 and 27.8% in 2011. The gross profit margin translated into gross profit of $64.4 million in 2013 compared to $60.1 million in 2012 and $50.9 million in 2011. The increase in gross profit was generally a result of our acquired businesses, better cemetery performance and increased trust earnings.
General and administrative expenses increased $3.4 million, or 15.2%, in 2013 as compared to 2012, the majority of which was due to additional costs for upgrading our organizational overhead structure and talent in our corporate office and increased termination and consulting expenses.

Income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds increased $1.9 million, or 14.3% for the year ended December 31, 2013 as compared to 2012 as a result of higher income from fixed income securities and from capital gains recognized in the portfolios. For the five year period ended December 31, 2013, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 127.1% return. Investment income realized in the perpetual care trust funds (except for capital gains in certain states) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the services and merchandise are delivered to the customer. Because higher income has accumulated in the preneed trust funds, management expects increasing revenue in the future as the preneed contracts are delivered.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $1.9 million and $1.5 million, respectively, for the years ended December 31, 2012 and 2013. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP presentation of net income calculation.
We also present our financial performance in our “Operating and Financial Metrics Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the year ending December 31, 2013. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include “Adjusted Net Income,” “Adjusted Basic Earnings Per Share,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We are providing below a reconciliation of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable Trust Income, acquisition expenses, severance costs and other items in the table below.
 The adjustment of Special Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. The special items are tax effected at 34%. Non-GAAP income is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. Similar to the Trend Report, we do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Year Ended December 31,
	2012		2013
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$10.6	$0.58	$15.2	$0.82
After-tax Special Items:
Withdrawable trust income	1.3	0.07	1.0	0.05
Costs related to the Credit Facility	2.0	0.11	0.2	0.01
Acquisition and divestiture expenses	0.9	0.05	0.5	0.03
Severance costs	0.5	0.03	1.0	0.05
Consulting fees	—	—	0.4	0.02
Litigation settlements and other related costs	(0.5)	(0.03)	—	—
Other	—	—	(0.1)	—
Non-GAAP net income including Special Items	$14.8	$0.81	$18.2	$0.98
Diluted weighted average shares outstanding (in thousands)		18,226		22,393

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2012 compared to the year ended December 31, 2013.

	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$118,571	$118,813	$242	0.2%
Acquired operating revenue	25,801	35,891	10,090	39.1%
Preneed funeral insurance commissions	1,711	1,853	142	8.3%
Preneed funeral trust earnings	5,921	7,408	1,487	25.1%
Revenues from continuing operations	$152,004	$163,965	$11,961	7.9%

Operating profit:
Same store operating profit	$45,634	$44,682	$(952)	(2.1)%
Acquired operating profit	8,339	10,886	2,547	30.5%
Preneed funeral insurance commissions	318	631	313	98.4%
Preneed funeral trust earnings	5,906	7,356	1,450	24.6%
Operating profit from continuing operations	$60,197	$63,555	$3,358	5.6%
Funeral home same store operating revenues for the year ended December 31, 2013 increased $0.2 million, or 0.2%, when compared to the year ended December 31, 2012. We experienced an increase in the number of contracts year over year of 1.6%, yet the average revenue per contract for those existing operations decreased $64 to $5,462. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased $70 to $5,215. The number of traditional burial contracts decreased 1.0%, while the average revenue per burial contract increased slightly to $8,350. The cremation rate for the same store businesses rose from 44.6% in 2012 to 46.0% in 2013. The average revenue per cremation contract decreased 1.9% to $3,029, and the number of cremation contracts increased 4.8%. Cremations with services have declined from 35.4% of total cremation contracts in the year ended 2012 to 32.3% in the year ended 2013. The average revenue for “other” contracts, which are charges for merchandise and services for which we do not perform a funeral service and which make up approximately 7.2% of the total number of contracts in 2013, increased from $2,104 in 2012 to $2,246 in 2013.
Same store operating profit for the year ended December 31, 2013 decreased $1.0 million, or 2.1%, from the year ended December 31, 2012, and as a percentage of funeral same store operating revenue, decreased to 37.6% in 2013 from 38.5% in 2012. The decrease in same store operating profit was due primarily to an increase in salaries and benefits of approximately $0.7 million and an increase in our self-insurance program for property, casualty and general liability risk of $0.4 million offset by decreases in transportation costs and field general and administrative costs.
Funeral home acquired revenues for the year ended December 31, 2013 increased $10.1 million, or 39.1%, when compared to the year ended December 31, 2012, as we experienced a 28.9% increase in the number of contracts and an increase of 8.4%, to $5,077, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 7.9% to $4,975 in 2013 from $4,612 in 2012. The number of traditional burial contracts increased 41.4%, and the average revenue per burial contract increased 5.3% to $7,892. The cremation rate for the acquired businesses was 49.4% for 2013 compared to 52.1% in 2012. The average revenue per cremation contract increased 3.7% to $3,119 for 2013, and the number of cremation contracts increased 22.3% compared to 2012. Cremations with services remained consistent at 34.5% and 34.8% for 2012 and 2013, respectively. The reason for the increase in average revenue per contract for acquired operations and the decline in the cremation rate is because the acquired businesses serve primarily traditional burial families.
Acquired operating profit for the year ended December 31, 2013 increased $2.5 million, or 30.5%, from the year ended December 31, 2012 and, as a percentage of revenue from acquired funeral homes, decreased from 32.3% for 2012 to 30.3% for 2013. Salaries and benefits of acquired operations are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standard Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis, increased $1.6 million in revenue and $1.8 million in operating profit, respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012, as a result of higher earnings on trust contracts. Trust earnings also include trust management fees charged to our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery operations for the year ended December 31, 2012 compared to the year ended December 31, 2013:

	Year Ended December 31,		Change
	2012	2013	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$38,113	$40,181	$2,068	5.4%
Acquired operating revenue	166	298	132	n/a
Cemetery trust earnings	7,647	8,095	448	5.9%
Preneed cemetery finance charges	1,462	1,418	(44)	(3.0)%
Revenues from continuing operations	$47,388	$49,992	$2,604	5.5%

Operating Profit:
Same store operating profit	$9,897	$11,757	$1,860	18.8%
Acquired operating profit	(76)	(43)	33	n/a
Cemetery trust earnings	7,598	7,920	322	4.2%
Preneed cemetery finance charges	1,462	1,418	(44)	(3.0)%
Operating profit from continuing operations	$18,881	$21,052	$2,171	11.5%
Cemetery same store operating revenues for the year ended December 31, 2013 increased $2.1 million, or 5.4%, compared to the year ended December 31, 2012. The revenue increase was attributable to same store revenue from preneed property sales, which increased $1.9 million, or 10.9%, due to an 11.8% increase in the number of interment rights (property) sold in 2013 as compared to 2012. The average price per interment decreased 1.0% to $2,811 in 2013. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 94.1% in 2012 to 93.0% in 2013. Same store at-need revenue increased $0.9 million, or 5.7%, while the number of at-need contracts increased slightly to 12,515 in 2013 from 12,501 in 2012. Revenue from deliveries of preneed merchandise and services decreased $0.5 million, or 10.0% in 2013 as compared to 2012.
Cemetery same store operating profit for the year ended December 31, 2013 increased $1.9 million, or 18.8%. As a percentage of revenues, cemetery same store operating profit increased from 26.0% in 2012 to 29.3% in 2013. The increase in operating profit is primarily a result of the increase in revenue while managing bad debt and promotional expenses against higher salaries and benefits.
We acquired one cemetery in the second quarter of 2012 which operates primarily as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased $0.4 million, or 5.9%, when compared to the year ended December 31, 2012. Earnings from perpetual care trust funds totaled $5.6 million for the year ended December 31, 2013 compared to $6.0 million for the year ended December 31, 2012, a decrease of $0.4 million, or 7.1%. The decrease in perpetual care trust earnings is due to lower interest income earned in 2013 as compared to 2012 and the divestiture of one of our cemetery businesses in July 2013. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.4 million, or 28.0%, to $1.6 million in 2013 as compared to the same period in 2012. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 3.0% year over year.

Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs increased slightly to $10.0 million for the year ended December 31, 2013 due primarily to an increase in incentive compensation of $0.1 million and an increase of $0.5 million in regional training and meetings, offset by lower regional fixed costs.
General and Administrative. General and administrative expenses totaled $25.9 million for the year ended December 31, 2013, an increase of $3.4 million or 15.2%, compared to the year ended December 31, 2012 primarily due to $2.1 million of additional costs for upgrading our organizational overhead structure and talent in our corporate office, a $1.0 million increase in termination and consulting expenses and $0.2 million related to a non-recurring securities transaction fee.
Total Interest and other, net. Total interest and other, net totaled $12.5 million for the year ended December 31, 2013 compared to $19.2 million for the year ended December 31, 2012 for a decrease of $6.6 million, or 34.5%, due primarily to lower interest rates on our Credit Facility in 2013 which decreased interest expense by approximately $3.7 million. Additionally, we incurred a $3.0 million loss on the early extinguishment of debt in 2012 that did not occur in 2013.
Income taxes. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for a discussion of income taxes for 2012 and 2013.
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
The following is a discussion of our results of operations for the years ended December 31, 2012 and 2011 as it was presented on a historical basis at December 31, 2012. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2007 and owned and operated for the entirety of each period presented. Funeral homes and cemeteries purchased after January 1, 2007 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and gauging the leveraging performance contribution that a selective acquisition program can have on our total performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit. This presentation of acquired operations included seven businesses acquired during 2007 and the presentation of same store operations included four businesses that were discontinued in 2012.
Total revenue for the year ended December 31, 2012 was $204.1 million, an increase of 8.8%, compared to $187.7 million for the comparable period in 2011 and gross profit increased $9.8 million, or 18.8% from 2011 to 2012. Our acquired businesses drove the overall revenues higher, and both existing and acquired business contributed to the higher increase in gross profit in 2012 compared to 2011. Operating income declined by $9.1 million from 2011 to 2012 due to margin growth from our acquisitions, existing funeral home businesses and financial profit. Net income from continuing operations for the year ended December 31, 2012 totaled $11.6 million, equal to $0.64 per diluted share as compared to $6.8 million for the year ended December 31, 2011, or $0.37 per diluted share. Net income for the year ended December 31, 2012 totaled $11.4 million, equal to $0.63 per diluted share, as compared to $7.0 million, or $0.38 per diluted share, as we had income from discontinued operations in 2011 and a loss in 2012.
Total funeral home and cemetery gross margin results improved in 2012 compared to 2011 as the gross profit margin rose to 30.3% in 2012 compared to 27.7% in 2011 and 26.1% in 2010. The increased gross profit margin translated into gross profit of $61.9 million in 2012 compared to $52.1 million in 2011 and $47.4 million in 2010. The improvement was primarily due to our acquisitions.
General and administrative expenses increased $0.7 million in 2012 compared to 2011, the majority of which was due to hiring additional personnel within our national cemetery and preneed operations and increased incentive compensation.
Another source of increasing revenue and gross profit is the income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds. There was a major reallocation of investments that began in the latter half of 2008, which led to increasing revenue over the four year period ending December 31, 2012 as a result of substantially higher income from fixed income securities and from capital gains recognized in the portfolios. For the four year period ended December 31, 2012, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 99.8% return. Investment income realized in the perpetual care trust funds (except for capital gains in certain states) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed accounts and deferred from revenue until the time that the service and merchandise are delivered to the customer. Because higher income has accumulated in the preneed trust funds, management expects to see increasing revenue in the future as the preneed contracts are delivered. The increase in revenues from trust earnings from 2011 to 2012 totaled $3.2 million and the increase in revenues from trust earnings from 2010 to 2011 totaled $0.6 million. The increase in 2012 was due to an increase in realized interest income in our perpetual care accounts and increased earnings from delivered preneed contracts.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and service trusts, which management describes as "Withdrawable Trust Income." The Withdrawable Trust Income totaled $4.5 million and $1.9 million, respectively, for the years ended December 31, 2011 and 2012. The year over year decline was attributable to substantial gains realized in the trust funds throughout 2011 that was not repeated in 2012. While the Withdrawable Trust Income is not recognized as revenue in our consolidated statements of operations in the year withdrawn, but it is considered deferred revenue and it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP presentation of net income and diluted earnings per share.
We are providing below a reconciliation of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations, adjusted for special items, including Withdrawable Trust Income, acquisition expenses and the other items in the table below. The special items below are tax effected at 39.7%. Non-GAAP net income is used as a supplemental financial measurement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The adjustment of special items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

	Year Ended December 31,
	2011		2012
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$6.8	$0.37	$11.6	$0.64
After-tax Special Items:
Withdrawable trust income	2.6	0.15	1.2	0.06
Additional interest and other costs of Credit Facility	0.1	0.01	1.8	0.10
Acquisition expenses	0.7	0.04	0.8	0.04
Severance costs	1.1	0.06	0.5	0.03
Other professional fees	0.1	0.01	—	—
Litigation settlements and other related costs	—	—	0.1	0.01
Reduction of litigation reserve	—	—	(0.5)	(0.03)
Stock performance based incentive executive compensation	0.6	0.03	—	—
Gain on repurchase of convertible junior subordinated debentures	(0.5)	(0.03)	—	—
Securities transactions expenses	0.3	0.01	—	—
Non-GAAP net income including Special Items	$11.8	$0.65	$15.5	$0.85
Diluted weighted average shares outstanding (in thousands)		18,397		18,226

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from the funeral home operations for the year ended December 31, 2011 compared to the year ended December 31, 2012:

	Year Ended December 31,		Change
	2011	2012	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$120,766	$120,576	(190)	(0.2)%
Acquired operating revenue	14,210	25,802	11,592	81.6%
Preneed funeral insurance commissions	1,811	1,711	(100)	(5.5)%
Preneed funeral trust earnings	6,357	5,968	(389)	(6.1)%
Revenues from continuing operations	$143,144	$154,057	$10,913	7.6%

Operating profit:
Same store operating profit	$43,288	$46,231	$2,943	6.8%
Acquired operating profit	3,681	8,339	4,658	126.5%
Preneed funeral insurance commissions	435	304	(131)	(30.1)%
Preneed funeral trust earnings	6,357	5,968	(389)	(6.1)%
Operating profit from continuing operations	$53,761	$60,842	$7,081	13.2%
Funeral home same store operating revenues for the year ended December 31, 2012 decreased $0.2 million, or 0.2% when compared to the year ended December 31, 2011. We experienced a decline in the number of contracts year over year of 1.4% and the average revenue per contract for those existing operations increased $40 to $5,537. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the needed services for preneed families. Excluding funeral trust earnings, the average revenue per contract increased $65 to $5,297. The number of traditional burial contracts decreased 4.6%, while the average revenue per burial contract increased 2.7% to $8,318. The cremation rate for the same store businesses rose from 42.7% to 44.5%. The average revenue per cremation contract increased 0.5% to $3,084, and the number of cremation contracts increased 2.6%. Cremations with services have declined from 39.0% of total cremation contracts in the year ended 2011 to 35.2% in the year ended 2012. The average revenue for “other” contracts, which make up approximately 7.3% of the number of contracts, increased from $2,041 to $2,112. Other contracts consist of charges for merchandise or services for which we do not perform a funeral service for the deceased during the period.
Same store operating profit for the year ended December 31, 2012 increased $2.9 million, or 6.8%, from the comparable year ended December 31, 2011, and as a percentage of funeral same store operating revenue, increased from 35.8% to 38.3% as we have seen operating expenses decrease in the year ended December 31, 2012. We have experienced decreases in most same store controllable expense categories, including $2.4 million in salaries, wages and benefit costs and $0.2 million in transportation costs for the year ended December 31, 2012, when compared to the year ended December 31, 2011. Our costs for the self-insurance program for property, casualty and general liability risk also increased by approximately $0.3 million year over year.
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
Cemetery same store operating revenues for the year ended December 31, 2012, increased $1.8 million, or 4.6%, compared to the year ended December 31, 2011. The revenue increase was attributable to same store revenue from preneed property sales, which increased $0.9 million, or 5.4%, due to a 0.7% increase in the number of interment rights (property) sold and a 6.2% increase in the average price per interment compared to 2011. Revenues from deliveries of preneed merchandise and services increased $0.2 million, or 3.6%. Same store at-need revenues increased $0.2 million, or 1.5%.
Cemetery same store operating profit for the year ended December 31, 2012 increased $0.6 million, or 6.8%. As a percentage of revenues, cemetery same store operating profit slightly increased from 25.0% to 25.5%, as a result of increased revenues. Promotional expenses (primarily preneed sales commissions) increased $0.9 million, preneed property costs increased $0.3 million and bad debt increased $0.3 million. These changes caused the preneed margin to decrease 380 basis points to 45.6%. Overall, controllable expenses such as salaries and benefits, transportation, and general and administrative costs decreased $0.2 million, or 1.3%, and the costs of the self-insurance program for property, casualty and general liability risks increased $0.1 million, or 33.1%.
Cemetery acquired operating revenues and acquired operating profit for the year ended December 31, 2012 are the result of an acquisition during the second quarter.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings increased $3.5 million, or 68.7%, when compared to the year ended December 31, 2011. Earnings from perpetual care trust funds totaled $6.7 million for the year ended December 31, 2012, compared to $3.6 million for the year ended December 31, 2011, an increase of $3.0 million, or 82.9%. The increase in perpetual care trust earnings is due to higher interest income earned in 2012 compared to 2011. Trust earnings recognized upon the delivery of merchandise and service contracts increased $0.1 million, or 5.7% to $1.5 million, compared to the same period in 2011. Higher trust income and capital gains realized in recent years in the merchandise and services trusts have been allocated to the preneed contracts which are providing higher income to recognize upon delivery. Finance charges on the preneed contracts decreased $0.2 million or 13.2% year over year due to the increase in overall preneed sales and preneed receivables.
Other. General and administrative expenses totaled $22.5 million for the year ended December 31, 2012, an increase of $0.8 million compared to the year ended December 31, 2011. We incurred $0.8 million of additional costs due to the expansion and upgrade of talent in our national cemetery and preneed organization and $2.4 million increase in incentive compensation cost. In 2011, we had $1.1 million of additional termination expenses in connection with the reorganization of management,

$0.8 million of incentive compensation costs for a non-recurring performance based plan and $0.5 million related to a non-recurring securities transaction.
Interest income and other, net for the year ended December 31, 2012 is primarily a reduction in litigation reserve that management believes future costs are immaterial.
Income taxes. See Note 16 to the Consolidated Financial Statements for a discussion of the income taxes for 2012 and 2011.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2014 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected.
Cash Flows
We began 2013 with $1.7 million in cash and other liquid investments and ended the year with $1.4 million in cash and $36.9 million drawn on our revolving credit facility. The elements of cash flow for the years ended December 31, 2013 and 2012 consisted of the following (in millions):

	2012	2013
Cash at beginning of year	$1.1	$1.7
Cash flow from operating activities	25.8	39.8
Cash used for acquisitions and new construction	(45.1)	(19.7)
Cash from sale of businesses and other assets	0.6	10.2
Borrowings (payments) on our Credit Facility and long-term debt obligations, net	40.1	(19.0)
Cash used for maintenance capital expenditures	(5.0)	(6.6)
Cash used for growth capital expenditures	(5.4)	(4.1)
Cash used for dividends on common stock and redeemable preferred stock	(1.8)	(1.8)
Cash used for loan origination costs and call premium of our Senior Notes	(4.9)	—
Cash used for the purchase of common stock	(4.5)	—
Other investing and financing activities, net	0.8	0.9
Cash at end of year	$1.7	$1.4
For the year ended December 31, 2013, cash provided by operating activities was $39.8 million, as compared to $25.8 million for the year ended December 31, 2012. The increase was primarily due to an increase in net income, cash earned on delivered contracts and other favorable working capital changes, offset by a gain on sale of divested businesses.
Our investing activities resulted in a net cash outflow of approximately $20.2 million for the year ended December 31, 2013 compared to a net cash outflow of approximately $55.0 million for the year ended December 31, 2012. The decrease in cash outflows from investing activities was primarily due to payments for acquisitions and new construction of approximately $19.7 million in the year ended December 31, 2013 compared to $45.1 million in the year ended December 31, 2012. During 2013, we completed one acquisition consisting of two funeral homes for approximately $13.7 million. During 2012, we completed seven acquisitions of funeral home businesses, including a cemetery business, for $42.7 million. We acquired land for approximately $6.0 million and $2.4 million in the years ended December 31, 2013 and 2012, respectively, for funeral home expansion projects. Additionally, we had net proceeds from the sales of businesses and other assets of $10.2 million in the 2013 period compared to $0.6 million in the 2012 period.

For the year ended December 31, 2013, total capital expenditures totaled $10.7 million compared to $10.4 million for the year ended December 31, 2012. Maintenance capital expenditures were $6.6 million for the year ended December 31, 2013 compared to $5.0 million for the year ended December 31, 2012. The increase in maintenance capital expenditures for the year ended December 31, 2013 was primarily due to an increase in vehicle purchases of $0.5 million, information technology and infrastructure improvements of $0.3 million and other funeral home and cemetery major repair projects of $0.5 million.
Our financing activities resulted in a net cash outflow of $20.0 million for the year ended December 31, 2013 compared to a net cash inflow of $29.8 million for the year ended December 31, 2012. During the year ended December 31, 2013, we repaid $7.8 million under our Credit Facility, whereas we borrowed $43.3 million in the year ended December 31, 2012. Cash flows from financing activities for the year ended December 31, 2012 was partially offset by the purchase of $4.5 million in treasury stock and the payment of loan origination costs and the call premium associated with our senior notes redemption of $4.9 million.
Annually, we spend approximately $10 - $13 million on capital expenditures and we plan to acquire funeral and cemetery businesses in 2014 and future years. We spent $18.6 million, $45.1 million and $19.7 million on acquisitions, including land purchases, in 2011, 2012 and 2013, respectively. Our Credit Facility provides us the flexibility to fund working capital, capital expenditures, acquisitions and other capital needs.
Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013, respectively, to record holders of our common stock as of February 13, 2013, May 16, 2013, August 14, 2013 and November 12, 2013, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of December 31, 2013, we had a $255 million Credit Facility with Bank of America, N.A. as the Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. Our Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. Our Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of December 31, 2013, $36.9 million was drawn under the revolving credit facility and $117.0 million was outstanding under the term loan. No letters of credit were issued and outstanding under our Credit Facility at December 31, 2013. Under our Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company’s leverage ratio. At December 31, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on our Credit Facility for the year ended December 31, 2013 was approximately 3.20%.
On April 24, 2013, we entered into a third amendment to our Credit Facility (the “Third Amendment”), which increased the revolving credit commitments under our Credit Facility from $105 million to $125 million and decreased the interest rate margin. The Third Amendment decreases the applicable margin for the Company’s outstanding borrowings (for both prime rate and LIBOR base rates) by 50 basis points at each leverage ratio threshold.
The Third Amendment also contains amendments which (a) allows us to issue subordinated debt or convertible subordinated debt in an amount not to exceed $100 million, (b) provides us with the ability to repurchase up to $15 million worth of stock-based employee awards, and (c) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain issuances of subordinated debt or convertible subordinated debt.
The outstanding principal balance of our long-term debt and capital lease obligations totaled $159.7 million at December 31, 2013 and consisted of $117.0 million under our term loan, $36.9 million outstanding under our revolving credit facility and $5.8 million in acquisition indebtedness and capital lease obligations.
A total of $89.8 million was outstanding at December 31, 2013 under the convertible junior subordinated debentures. Amounts outstanding under the debentures are payable to our affiliated trust, Carriage Services Capital Trust (the “Trust”), bear interest at 7.0% and mature in 2029. Substantially all the assets of the Trust consist of the convertible junior subordinated debentures. In 1999, the Trust issued 1.875 million shares of 7% convertible preferred securities, termed “TIDES.” The rights under the debentures are functionally equivalent to those of the TIDES.
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
We were in compliance with the covenants contained in our Credit Facility as of December 31, 2013. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through September 30, 2014 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of December 31, 2013, the leverage ratio was 2.83 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3.0 million of our common stock up to an aggregate of $8.0 million. As of December 31, 2013, we have spent a total of $5.3 million buying back our common stock under this plan. There were no repurchases under this plan during the year ended December 31, 2013.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2013. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2014	2015	2016	2017	2018	After 5 Years
Long-term debt obligations	13	$155.7	$13.2	$16.5	$20.2	$105.1	$0.2	$0.5
Capital lease obligations, including interest	15	6.6	0.5	0.5	0.5	0.5	0.4	4.2
Convertible junior subordinated debenture (a)	14	89.8	—	—	—	—	—	89.8
Total contractual obligations		$252.1	$13.7	$17.0	$20.7	$105.6	$0.6	$94.5

(a)	Matures in 2029

OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2013. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. The interest payments on long-term debt are related to the long-term debt obligations in the table above. Other off-balance sheet arrangements relate to our operating leases and agreements with our employees, our executive officers and former owners.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2014	2015	2016	2017	2018	After 5 Years
Operating leases	15	$18.3	$4.6	$3.5	$2.6	$2.4	$1.5	$3.7
Interest payments on long-term debt		114.0	10.6	10.2	9.7	8.8	6.5	68.2
Non-compete agreements	15	5.6	1.5	1.3	1.1	0.6	0.4	0.7
Consulting agreements	15	3.0	1.3	0.8	0.5	0.2	0.1	0.1
Employment agreements	15	3.2	1.8	1.2	0.2	—	—	—
Total contractual cash obligations		$144.1	$19.8	$17.0	$14.1	$12.0	$8.5	$72.7
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
Uncertain tax positions recorded at December 31, 2013 total approximately $7.8 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Note 16 to our consolidated financial statements.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party to at December 31, 2013, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2013 are presented in Notes 6, 8 and 10 in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.86% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2013, we had $36.9 million outstanding under our $125 million revolving credit facility and $117.0 million on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.5 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million, which approximates the fair value of these securities at December 31, 2013 based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust.
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
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carriage Services Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO), and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 5, 2014

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,698	$1,377
Accounts receivable, net of allowance for bad debts of $1,177 in 2012 and $847 in 2013	17,812	17,950
Assets held for sale	1,466	3,544
Inventories	5,133	5,300
Prepaid expenses	5,107	4,421
Other current assets	1,923	3,525
Total current assets	33,139	36,117
Preneed cemetery trust investments	70,960	68,341
Preneed funeral trust investments	82,896	97,144
Preneed receivables, net of allowance for bad debts of $2,059 in 2012 and $1,825 in 2013	23,222	24,521
Receivables from preneed trusts	25,871	11,166
Property, plant and equipment, net of accumulated depreciation of $84,291 in 2012 and $88,627 in 2013	152,433	160,690
Cemetery property	75,156	72,911
Goodwill	218,442	221,087
Deferred charges and other non-current assets	9,424	12,280
Cemetery perpetual care trust investments	46,542	42,342
Total assets	$738,085	$746,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$11,218	$13,424
Accounts payable	5,243	7,046
Other liabilities	13,067	9,939
Accrued liabilities	12,278	12,854
Liabilities associated with assets held for sale	369	4,357
Total current liabilities	42,175	47,620
Long-term debt, net of current portion	118,841	105,642
Line of credit	44,700	36,900
Convertible junior subordinated debenture due in 2029 to an affiliate	89,770	89,770
Obligations under capital leases, net of current portion	4,013	3,786
Deferred preneed cemetery revenue	63,998	55,479
Deferred preneed funeral revenue	39,794	30,588
Deferred tax liability	—	11,915
Other long-term liabilities	—	1,548
Deferred preneed cemetery receipts held in trust	70,960	68,341
Deferred preneed funeral receipts held in trust	82,896	97,144
Care trusts’ corpus	45,920	41,893
Total liabilities	603,067	590,626
Commitments and contingencies
Redeemable Preferred Stock	200	—
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,078,000 and 22,183,000 issued as of December 31, 2012 and 2013, respectively	221	222
Additional paid-in capital	202,462	204,324
Accumulated deficit	(52,598)	(33,306)
Treasury stock, at cost; 3,922,000 shares at December 31, 2012 and 2013	(15,267)	(15,267)
Total stockholders’ equity	134,818	155,973
Total liabilities and stockholders’ equity	$738,085	$746,599
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Funeral	$141,112	$152,004	$163,965
Cemetery	42,402	47,388	49,992
	183,514	199,392	213,957
Field costs and expenses:
Funeral	87,975	91,807	100,410
Cemetery	27,111	28,507	28,940
Depreciation and amortization	8,466	8,984	10,212
Regional and unallocated funeral and cemetery costs	9,025	9,952	10,014
	132,577	139,250	149,576
Gross profit	50,937	60,142	64,381
Corporate costs and expenses:
General, administrative and other	21,732	22,494	25,922
Home office depreciation and amortization	1,013	964	1,456
	22,745	23,458	27,378
Operating income	28,192	36,684	37,003
Interest expense	(18,089)	(17,088)	(12,622)
Interest income and other, net	52	963	81
Gain on repurchase of junior subordinated debentures	846	—	—
Loss on early extinguishment of debt and other costs	(201)	(3,031)	—
Total interest and other, net	(17,392)	(19,156)	(12,541)
Income from continuing operations before income taxes	10,800	17,528	24,462
Provision for income taxes	(4,590)	(6,960)	(9,277)
Net income from continuing operations	6,210	10,568	15,185
Income from discontinued operations, net of tax	768	835	4,111
Net income	6,978	11,403	19,296
Preferred stock dividend	14	14	4
Net income available to common stockholders	$6,964	$11,389	$19,292

Basic earnings per common share:
Continuing operations	$0.34	$0.58	$0.83
Discontinued operations	0.04	0.05	0.23
Basic earnings per common share	$0.38	$0.63	$1.06

Diluted earnings per common share:
Continuing operations	$0.34	$0.58	$0.82
Discontinued operations	0.04	0.05	0.18
Diluted earnings per common share	$0.38	$0.63	$1.00

Dividends declared per share	$0.075	$0.10	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	18,359	18,126	17,826
Diluted	18,397	18,226	22,393
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance – December 31, 2010	18,158	$213	$200,987	$(70,951)	$(10,576)	$119,673
Net Income – 2011	—	—	—	6,964	—	6,964
Issuance of common stock	125	1	521	—	—	522
Exercise of stock options	173	1	290	—	—	291
Issuance of restricted common stock	280	3	(3)	—	—	—
Cancellation and retirement of restricted common stock	(183)	(1)	(426)	—	—	(427)
Amortization of restricted common stock	—	—	1,530	—	—	1,530
Stock-based compensation expense	—	—	337	—	—	337
Treasury stock acquired	(126)	—	(576)	—	(160)	(736)
Dividends on common stock	—	—	(1,376)	—	—	(1,376)
Balance – December 31, 2011	18,427	217	201,284	(63,987)	(10,736)	126,778
Net Income – 2012	—	—	—	11,389	—	11,389
Issuance of common stock	151	1	843	—	—	844
Exercise of stock options	81	1	436	—	—	437
Issuance of restricted common stock	379	4	18	—	—	22
Cancellation and retirement of restricted common stock	(196)	(2)	(432)	—	—	(434)
Accelerated vesting of restricted common stock and options	—	—	281	—	—	281
Amortization of restricted common stock	—	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	466	—	—	466
Treasury stock acquired	(686)	—	—	—	(4,531)	(4,531)
Dividends on common stock	—	—	(1,804)	—	—	(1,804)
Balance – December 31, 2012	18,156	221	202,462	(52,598)	(15,267)	134,818
Net Income – 2013	—	—	—	19,292	—	19,292
Issuance of common stock	114	1	1,393	—	—	1,394
Exercise of stock options	45	—	—	—	—	—
Issuance of restricted common stock	63	1	—	—	—	1
Cancellation and retirement of restricted common stock and options	(117)	(1)	(1,630)	—	—	(1,631)
Accelerated vesting of restricted common stock and options	—	—	667	—	—	667
Amortization of restricted common stock	—	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	1,296	—	—	1,296
Dividends on common stock	—	—	(1,817)	—	—	(1,817)
Excess tax benefits on equity compensation	—	—	613	—	—	613
Balance – December 31, 2013	18,261	$222	$204,324	$(33,306)	$(15,267)	$155,973
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$6,978	$11,403	$19,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,613	10,076	11,748
Impairment of goodwill	—	1,100	100
Gain on sale of business	—	(610)	(6,091)
Amortization of deferred financing costs	653	685	362
Gain on repurchase of convertible junior subordinated debentures	(846)	—	—
Provision for losses on accounts receivable	2,788	2,589	2,005
Stock-based compensation expense	1,867	2,174	3,583
Deferred income taxes (benefit)	(3,462)	3,930	12,572
Loss on early extinguishment of debt	201	1,323	—
Other	38	88	85
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,921)	(4,623)	(3,329)
Inventories and other current assets	(1,513)	5,332	(337)
Deferred charges and other	(38)	(38)	(35)
Preneed funeral and cemetery trust investments	10,956	6,659	(1,415)
Accounts payable	5,188	(1,002)	1,142
Accrued and other liabilities	1,818	(6,195)	(3,294)
Deferred preneed funeral and cemetery revenue	10,316	3,720	1,187
Deferred preneed funeral and cemetery receipts held in trust	(11,481)	(10,850)	2,266
Net cash provided by operating activities	31,155	25,761	39,845

Cash flows from investing activities:
Acquisitions and new construction	(18,574)	(45,141)	(19,701)
Net proceeds from sales of businesses and other assets	—	603	10,184
Capital expenditures	(10,644)	(10,436)	(10,695)
Net cash used in investing activities	(29,218)	(54,974)	(20,212)

Cash flows from financing activities:
Net borrowings from (payments against) the revolving credit facility	2,500	43,307	(7,800)
Payments on long-term debt and obligations under capital leases	(625)	(3,174)	(11,219)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	719	896	894
Dividends on common stock	(1,376)	(1,804)	(1,817)
Dividends on redeemable preferred stock	(14)	(14)	(4)
Payment of loan origination costs	(333)	(3,235)	(621)
Excess tax benefit of equity compensation	25	36	613
Payment of call premium associated with the senior note redemption	—	(1,707)	—
Purchase of treasury stock	(736)	(4,531)	—
Repurchase of convertible junior subordinated debentures	(2,241)	—	—
Other financing costs	2	—	—
Net cash provided by (used in) financing activities	(2,079)	29,774	(19,954)

Net increase (decrease) in cash and cash equivalents	(142)	561	(321)
Cash and cash equivalents at beginning of year	1,279	1,137	1,698
Cash and cash equivalents at end of year	$1,137	$1,698	$1,377

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of December 31, 2013, we operated 161 funeral homes in 26 states and 32 cemeteries in 10 states.
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
Accounts receivable included approximately $8.4 million of funeral receivables at December 31, 2012 and 2013 and $9.2 million and $8.3 million of cemetery receivables at December 31, 2012 and 2013, respectively. For 2012 and 2013, accounts receivable also include minor amounts of other receivables. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $8.1 million of funeral receivables and $15.9 million and $16.5 million of cemetery receivables at December 31, 2012 and 2013, respectively. Bad debt expense totaled approximately $2.8 million, $2.6 million and $2.0 million for 2011, 2012 and 2013, respectively.
Preneed Contracts
We sell interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that we may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that we control are primarily included in the non-current asset section of our Consolidated Balance Sheets. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Our analysis continues to support our position as the primary beneficiary in the majority of our funeral and cemetery trust funds.
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2013, CSV RIA provided these services to three institutions, which have custody of 78% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment was comprised of the following at December 31, 2012 and 2013:

	December 31, 2012	December 31, 2013
	(in thousands)
Land	$47,780	$55,639
Buildings and improvements	127,864	132,172
Furniture, equipment and automobiles	61,080	61,506
Property, plant and equipment, at cost	236,724	249,317
Less: accumulated depreciation	(84,291)	(88,627)
Property, plant and equipment, net	$152,433	$160,690
During 2011, 2012 and 2013, we recorded approximately $7.3 million, $7.6 million and $8.8 million, respectively, of depreciation expense against operating income.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for consecutive years or there has been a decline in EBITDA for consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin or a decline in operating margin over a multiple year period. We review our long-lived assets if deemed held for sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2013, no impairment was identified on long-lived assets.

Income Taxes
We and our subsidiaries file a consolidated U.S. Federal income tax return, separate state income tax returns in 16 states in which we operate and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured and derecognized in our financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate.
In July 2013, the Internal Revenue Service approved four tax accounting method changes, which allowed additional tax deductions totaling $57.2 million in our 2012 tax year. These deductions related to temporary differences previously recorded as deferred tax assets. The non-current deferred tax liability of approximately $11.9 million recorded as of December 31, 2013 is primarily a result of us obtaining the benefit of such tax accounting changes in 2013, while also utilizing net operating loss carryforwards arising from those changes against income from the current year.
We do not anticipate a significant increase or decrease in unrecognized tax benefits during the next twelve months.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning January 1, 2014. We are evaluating the future impact of the final regulations on our tax provision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and stock from our employee stock purchase plan. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model.
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
For the year ended December 31, 2013, the fully diluted weighted average shares outstanding and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by ASC 260. For the years ended December 31, 2011 and 2012, the conversion of our convertible junior subordinated debentures is excluded from our fully diluted earnings per share calculations and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.
See Note 20 to the Consolidated Financial Statements included herein for the computations of per share earnings for the fiscal years ended December 31, 2011, 2012 and 2013.
Fair Value Measurements
We define fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Notes 6, 10 and 11 to the Consolidated Financial Statements. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2013, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of December 31, 2013, no impairments have been identified.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to changes in fair market values related to outstanding debts and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at a fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $89.8 million which approximates the fair value at December 31, 2013 based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and the fair value of assets and liabilities acquired. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, assets, or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred.
During 2013, we completed one business acquisition consisting of two funeral homes, one in Tennessee and one in Georgia. See Note 3 to the Consolidated Financial Statements herein for further information on this acquisition.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held for sale on our Consolidated Balance Sheets and the operating results are presented on a comparative basis in the discontinued operations section of our Consolidated Statements of Operations. There were no discontinued operations during 2011. During 2012, we ended a management contract with a cemetery in Ohio and sold two funeral homes in Kentucky. In 2013, we sold seven funeral homes, one in California, one in Ohio, one in Kentucky and four in Kansas and sold one cemetery in Virginia. At December 31, 2013, we had a letter of intent outstanding on a cemetery in Florida; as such, this business is no longer reported within our continuing operations and is presented on a comparative basis in the discontinued operations section of our Consolidated Statements of Operations, and the assets and liabilities associated with this location are classified as held for sale on our Consolidated Balance Sheets. See Note 5 to the Consolidated Financial Statements included herein for more information.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2013.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2011 and 2012; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.
The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill testing, we compared the fair value of each reporting unit to its carrying value, including goodwill. We determined fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance, which may differ from actual future cash flows, using a weighted average cost of capital for the Company and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying amount, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in 2012 or 2013. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
In 2012 and 2013, we recognized impairments of approximately $1.1 million and $0.1 million, respectively, for locations held for sale as of December 31, 2012 and 2013. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible Assets
Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the Intangibles Topic of ASC 350.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment, accrued liabilities and deferred tax assets and liabilities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
Subsequent Events
Management evaluated events and transactions during the period beginning subsequent to December 31, 2013 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 25 to the Consolidated Financial Statements herein.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income Topic of the ASC to require reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, we are required to present significant amounts reclassified out of AOCI to net income in its entirety by the respective line items and to cross reference any disclosure elsewhere in the notes for amounts reclassified in less than their entirety. This amendment is effective prospectively for public companies for reporting periods after December 15, 2012. We adopted the provisions of this amendment effective January 1, 2013. See Note 17 to the Consolidated Financial Statements included herein for the appropriate disclosures.
Income Taxes
In July 2013, the FASB amended the Income Tax Topic of the ASC to eliminate the diversity in practice in the presentation of unrecognized tax benefits. Prior to the amendment, the ASC did not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless specific circumstances exist, which would then result in the unrecognized tax benefit being reflected as a liability. This amendment is effective for the first annual or interim period beginning after December 15, 2013, thus effective for us beginning January 1, 2014. We will adopt the FASB’s amended guidance for our annual reporting period ending December 31, 2014. We do not anticipate the adoption of this amended guidance to have a significant impact on our financial position, results of operations or cash flows.

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
We completed one acquisition in the fourth quarter of 2013 consisting of two funeral homes, one in Tennessee and one in Georgia. The consideration paid for this business was approximately $13.7 million. During 2012, we completed seven acquisitions of funeral home businesses and one cemetery business for a total of $42.7 million and the assumption of $1.0 million of liabilities. The assets and liabilities for all acquisitions were recorded at fair value and included goodwill of $25.7 million and $3.8 million for 2012 and 2013, respectively. For all acquisitions, we acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The proforma impact of the acquisitions on the prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
The following table summarizes the fair value of the assets acquired and liabilities assumed in our 2013 acquisition (in thousands):

Current assets	$30
Property, plant & equipment	5,964
Goodwill	3,843
Deferred charges and other non-current assets	3,825
Accrued liabilities	(12)
Cash paid	$13,650

Our purchase price allocation for this acquisition is dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and other intangible assets. Material revisions to the ongoing current estimates may be necessary when the valuation process is completed, within a year after closing date of the acquisition.
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
We performed our 2013 annual impairment test of goodwill using information as of August 31, 2013. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2011 and 2012; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test least once every three years unless certain indicators or events suggest otherwise. Also see Note 1 to the Consolidated Financial Statements for a discussion of the methodology used for the annual goodwill impairment test. Based on our 2013 impairment test, we concluded that there was no impairment of goodwill.

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the years ended December 31, 2012 and 2013 (in thousands):

	December 31, 2012	December 31, 2013
Goodwill at beginning of year	$193,962	$218,442
Increase in goodwill related to acquisitions	25,683	3,843
Impairments and changes in previous estimates	(1,118)	(101)
Reclassification of assets held for sale	(85)	—
Decrease in goodwill due to divestitures	—	(1,097)
Goodwill at the end of the year	218,442	221,087
The impairment of $0.1 million in the year ended December 31, 2013 is related to a business discontinued in the first quarter of 2013 as the carrying value exceeded fair value.
5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Portfolio Optimization Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
During 2013, we sold seven funeral homes and one cemetery. During 2012, we ended a management agreement with a cemetery in Ohio and sold two funeral home businesses in Kentucky. We currently have a letter of intent outstanding on a cemetery in Florida; as such, this business is no longer reported within our continuing operations and the related operating results are presented on a comparative basis in the discontinued operations section of our Consolidated Statements of Operations. The assets and liabilities associated with this location are classified as held for sale in our Consolidated Balance Sheets.
See Note 25 to the Consolidated Financial Statements herein for further information concerning assets held for sale as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and liabilities associated with the cemetery and funeral home businesses held for sale in our Consolidated Balance Sheets at December 31, 2012 and 2013 consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Assets:
Current assets	$238	$30
Preneed cemetery trust investments	—	2,477
Preneed receivables	—	31
Receivables from preneed trusts	—	—
Property, plant and equipment, net	797	311
Goodwill	85	—
Deferred charges and other non-current assets	346	—
Cemetery perpetual care trust investments	—	695
Total	$1,466	$3,544

Liabilities:
Current liabilities	$75	$10
Deferred preneed cemetery revenue	—	1,185
Deferred preneed funeral revenue	294	—
Deferred preneed cemetery receipts held in trust	—	2,477
Care trusts corpus	—	685
Total	$369	$4,357
The operating results of the discontinued businesses during the periods presented, as well as the gain or impairment on disposal, are presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Revenues	$7,099	$6,526	$3,280

Operating income	1,340	1,875	631
Impairment	—	(1,100)	(100)
Gain on disposition	—	610	6,091
Provision for income taxes	572	550	2,511
Income from discontinued operations	$768	$835	$4,111

6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments in our Consolidated Balance Sheets at December 31, 2012 and 2013 are as follows (in thousands):

	December 31, 2012	December 31, 2013
Preneed cemetery trust investments, at market value	$73,126	$70,386
Less: allowance for contract cancellation	(2,166)	(2,045)
Preneed cemetery trust investments, net	$70,960	$68,341
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision would be recorded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2013. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,541	$—	$—	$1,541
Fixed income securities:
Foreign debt	2	3,460	146	(3)	3,603
Corporate debt	2	32,958	386	(1,150)	32,194
Preferred stock	2	17,754	178	(273)	17,659
Mortgage backed securities	2	1	—	—	1
Common stock	1	12,431	2,362	(267)	14,526
Trust securities		$68,145	$3,072	$(1,693)	$69,524
Accrued investment income		$862			$862
Preneed cemetery trust investments					$70,386
Market value as a percentage of cost					102.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	8,518
Due in five to ten years	11,686
Thereafter	33,253
Total fixed income securities	$53,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed cemetery trust investments at December 31, 2012 are detailed below(in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$758	$—	$—	$758
Fixed income securities:
Foreign debt	2	2,008	450	—	2,458
Corporate debt	2	38,299	863	(507)	38,655
Preferred stock	2	22,362	824	(294)	22,892
Mortgage backed securities	2	1	—	—	1
Common stock	1	8,759	34	(1,526)	7,267
Trust securities		$72,187	$2,171	$(2,327)	$72,031
Accrued investment income		$1,095			$1,095
Preneed cemetery trust investments					$73,126
Market value as a percentage of cost					99.8%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. There will be no impact on earnings unless and until such time as the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.
We have determined that the unrealized losses in our preneed cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. At December 31, 2013, we had two equity investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Subsequent to December 31, 2013, we sold one of these investments in the normal course of trust operations. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following tables (in thousands):

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	802	(3)	—	—	802	(3)
Corporate debt	$11,561	$(553)	$769	$(597)	$12,330	$(1,150)
Preferred stock	9,601	(273)	—	—	9,601	(273)
Common stock	1,077	(171)	705	(96)	1,782	(267)
Total temporary impaired securities	$23,041	$(1,000)	$1,474	$(693)	$24,515	$(1,693)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$11,363	$(325)	$622	$(182)	$11,985	$(507)
Preferred stock	1,040	(54)	2,284	(240)	3,324	(294)
Common stock	5,088	(934)	957	(592)	6,045	(1,526)
Total temporary impaired securities	$17,491	$(1,313)	$3,863	$(1,014)	$21,354	$(2,327)
Preneed cemetery trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Investment income	$3,471	$4,038	$3,349
Realized gains	14,041	10,497	3,018
Realized losses	(4,453)	(3,574)	(763)
Expenses and taxes	(1,239)	(2,769)	(2,934)
Decrease in deferred preneed cemetery receipts held in trust	(11,820)	(8,192)	(2,670)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Purchases	$(111,550)	$(126,043)	$(46,558)
Sales	121,217	125,897	47,318
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2012 and 2013 were as follows (in thousands):

	December 31, 2012	December 31, 2013
Preneed funeral trust investments, at market value	$85,415	$100,005
Less: allowance for contract cancellation	(2,519)	(2,861)
Preneed funeral trust investments, net	$82,896	$97,144
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. government, agencies and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

municipalities, common stocks and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2013. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,631	$—	$—	$14,631
Fixed income securities:
U.S. treasury debt	1	2,212	47	(54)	2,205
U.S. agency obligations	1	401	8	(7)	402
Foreign debt	2	2,726	115	(2)	2,839
Corporate debt	2	27,993	375	(957)	27,411
Preferred stock	2	15,949	292	(282)	15,959
Mortgage backed securities	2	1	—	—	1
Common stock	1	10,681	2,092	(237)	12,536
Mutual funds:
Equity	1	11,632	2,708	(22)	14,318
Fixed income	2	5,455	88	(179)	5,364
Other investments	2	3,686	—	(26)	3,660
Trust securities		$95,367	$5,725	$(1,766)	$99,326
Accrued investment income		$679			$679
Preneed funeral trust investments					$100,005
Market value as a percentage of cost					104.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$681
Due in one to five years	7,953
Due in five to ten years	10,501
Thereafter	29,682
Total fixed income securities	$48,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2012 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,448	$—	$—	$13,448
Fixed income securities:
U.S. treasury debt	1	3,001	75	—	3,076
U.S. agency obligations	1	142	4	—	146
Foreign debt	2	1,217	273	—	1,490
Corporate debt	2	25,060	661	(331)	25,390
Preferred stock	2	15,228	715	(193)	15,750
Common stock	1	5,770	27	(996)	4,801
Mutual funds:
Equity	1	11,843	487	(78)	12,252
Fixed income	2	6,105	181	(40)	6,246
Other investments	2	2,143	—	(15)	2,128
Trust securities		$83,957	$2,423	$(1,653)	$84,727
Accrued investment income		$688			$688
Preneed funeral trust investments					$85,415
Market value as a percentage of cost					100.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. There will be no impact on earnings unless and until such time as the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have determined that the unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. At December 31, 2013, we had two equity investments in our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following tables (in thousands):

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	—	—	816	(54)	816	(54)
U.S. agency obligations	—	—	211	(7)	211	(7)
Foreign debt	632	(2)	—	—	632	(2)
Corporate debt	9,620	(460)	640	(497)	10,260	(957)
Preferred stock	9,918	(282)	—	—	9,918	(282)
Mutual funds:
Equity	954	(152)	626	(85)	1,580	(237)
Equity and other	314	(13)	195	(9)	509	(22)
Fixed income	865	(43)	1,420	(136)	2,285	(179)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$22,303	$(952)	$3,952	$(814)	$26,255	$(1,766)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	$7,419	$(212)	$406	$(119)	$7,825	$(331)
Preferred stock	685	(35)	1,504	(158)	2,189	(193)
Common stock	3,323	(609)	625	(387)	3,948	(996)
Mutual funds:
Equity	1,613	(25)	632	(53)	2,245	(78)
Fixed income	3,085	(40)	—	—	3,085	(40)
Other investments	—	—	30	(15)	30	(15)
Total temporary impaired securities	$16,125	$(921)	$3,197	$(732)	$19,322	$(1,653)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed funeral trust investment security transactions recorded in Interest expenses, net of other income in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Investment income	$2,934	$3,952	$3,190
Realized gains	10,772	4,406	7,957
Realized losses	(3,223)	(2,536)	(5,743)
Expenses and taxes	(1,224)	(1,550)	(1,669)
Decrease in deferred preneed funeral receipts held in trust	(9,259)	(4,272)	(3,735)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Purchases	$(89,969)	$(72,424)	$(38,592)
Sales	86,846	72,639	39,853
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At December 31, 2012, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $21.6 million and $8.3 million, respectively, of which $10.3 million is presented in Accounts receivable and $19.6 million is presented in Preneed receivables. At December 31, 2013, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $21.3 million and $8.3 million, respectively, of which $9.9 million is presented in Accounts receivable and $19.7 million is presented in Preneed receivables. The unearned finance charges associated with these receivables was $3.3 million and $3.8 million at December 31, 2012 and 2013, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% of the total receivables on recognized sales at December 31, 2013. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2012 and 2013, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2012	2013
Beginning balance	$1,352	$1,903
Write-offs and cancellations	(826)	(1,727)
Recoveries	—	—
Provision	1,377	1,228
Assets divested or held for sale reclassification	—	$(57)
Ending balance	$1,903	$1,347
The aging of past due financing receivables as of December 31, 2013 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$895	$372	$266	$683	$2,216	$18,628	$20,844
Deferred revenue	355	191	85	271	902	7,890	8,792
Total contracts	$1,250	$563	$351	$954	$3,118	$26,518	$29,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aging of past due financing receivables as of December 31, 2012 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$560	$949	$109	$660	$2,278	$18,689	$20,967
Deferred revenue	251	406	54	245	956	7,968	8,924
Total contracts	$811	$1,355	$163	$905	$3,234	$26,657	$29,891
8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. During 2013, we transferred approximately $14.3 million of these trust assets to third parties, where we have a controlling financial interest. As of December 31, 2012 and 2013, receivables from preneed trusts were as follows (in thousands):

	December 31, 2012	December 31, 2013
	(in thousands)
Preneed trust funds, at cost	$26,671	$11,511
Less: allowance for contract cancellation	(800)	(345)
Receivables from preneed trusts, net	$25,871	$11,166
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2013 and 2012. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2013
Cash and cash equivalents	$2,657	$2,657
Fixed income investments	6,344	6,355
Mutual funds and common stocks	2,484	2,561
Annuities	26	26
Total	$11,511	$11,599

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2012
Cash and cash equivalents	$3,476	$3,476
Fixed income investments	17,516	17,826
Mutual funds and common stocks	5,653	6,070
Annuities	26	26
Total	$26,671	$27,398
9. CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $237.4 million and $289.9 million at December 31, 2012 and 2013, respectively, and are not included on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2012 and December 31, 2013 were as follows (in thousands):

	December 31, 2012	December 31, 2013
Trust assets, at market value	$46,542	$42,342
Obligations due from trust	(622)	(449)
Care trusts’ corpus	$45,920	$41,893
The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2013. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$973	$—	$—	$973
Fixed income securities:
Foreign debt	2	2,062	87	(2)	2,147
Corporate debt	2	19,773	236	(691)	19,318
Preferred stock	2	10,668	110	(165)	10,613
Common stock	1	7,539	1,417	(178)	8,778
Trust securities		$41,015	$1,850	$(1,036)	$41,829
Accrued investment income		$513			$513
Cemetery perpetual care investments					$42,342
Market value as a percentage of cost					102.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,118
Due in five to ten years	6,984
Thereafter	19,976
Total fixed income securities	$32,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2012 are detailed below (in thousands):

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
We have determined that the unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. At December 31, 2013, we had two equity investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Subsequent to December 31, 2013, we sold one of these investments in the normal course of trust operations. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2013 and 2012, are shown in the following tables (in thousands):

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	478	(2)	—	—	478	(2)
Corporate debt	6,948	(332)	462	(359)	7,410	(691)
Preferred stock	5,811	(165)	—	—	5,811	(165)
Common stock	716	(114)	470	(64)	1,186	(178)
Total temporary impaired securities	$13,953	$(613)	$932	$(423)	$14,885	$(1,036)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2012
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Corporate debt	7,236	(207)	396	(116)	7,632	(323)
Preferred stock	664	(34)	1,459	(153)	2,123	(187)
Common stock	3,231	(593)	608	(376)	3,839	(969)
Total temporary impaired securities	$11,131	$(834)	$2,463	$(645)	$13,594	$(1,479)
Perpetual care trust investment security transactions recorded in Interest expense, net of other income in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Undistributable realized gains	$7,111	$5,664	$2,172
Undistributable realized losses	(2,347)	(1,707)	(542)
Decrease in Care trusts’ corpus	(4,764)	(3,957)	(1,630)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Investment income	$2,563	$5,612	$4,063
Realized gains, net	1,085	1,200	1,511
Total	$3,648	$6,812	$5,574
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2011	2012	2013
Purchases	$(40,030)	$(82,793)	$(27,719)
Sales	53,823	83,060	28,261
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. The long-term debt and line of credit are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and line of credit approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible junior subordinated debentures is approximately $89.8 million at December 31, 2013 based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock, U.S. treasury debt, U.S. agency obligations and equity mutual funds;

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

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2013, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2012 and 2013 were as follows (in thousands):

	December 31, 2012	December 31, 2013
Prepaid agreements not to compete, net of accumulated amortization of $4,877 and $4,807, respectively	$326	$1,299
Deferred loan costs, net of accumulated amortization of $199 and $1,252, respectively	3,041	2,602
Deferred income tax asset	2,220	—
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,811 and $1,095, respectively	2,232	2,949
Tradenames	1,605	5,430
Deferred charges and other non-current assets	$9,424	$12,280
Agreements not to compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $104,634, $98,849 and $79,207 for the years ended December 31, 2011, 2012 and 2013, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. In April 2013, we wrote off approximately $0.4 million of unamortized deferred loan costs in connection with the Third Amendment to our Credit Facility. Our tradenames have indefinite lives and therefore are not amortized.
13. LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2012 and 2013 (in thousands):

	December 31, 2012	December 31, 2013
Revolving credit facility, secured, floating rate	$44,700	$36,900
Term loan, secured, floating rate	127,500	117,000
Acquisition debt	2,427	1,866
Less: current portion	(11,086)	(13,224)
Total long-term debt	$163,541	$142,542
At December 31, 2013, we had a $255 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. Our Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. Our Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. At December 31, 2013, $36.9 million was drawn under our revolving credit facility and $117.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million was outstanding on the term loan. No letters of credit were issued and outstanding under our Credit Facility at December 31, 2013. Under our Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company’s leverage ratio. As of December 31, 2013, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on our Credit Facility for the year ended December 31, 2013 was 3.20%.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which (except for the Trust, which is a single purpose entity that holds our 7% debentures issued in connection with the issuance of the Trust’s term income deferrable equity securities (TIDES) 7% convertible preferred securities) have fully and unconditionally guaranteed our obligations under our Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under our Credit Facility.
We were in compliance with the covenants contained in our Credit Facility as of December 31, 2012 and December 31, 2013. Our Credit Facility requires us to comply with certain financial ratios, including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2013, the leverage ratio was 2.83 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on our outstanding term loan and revolving credit facility during the third quarter of 2013.
Acquisition debt consists of deferred purchase price notes payable to sellers. A majority of the notes bear interest at rates ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 9.5% to 10.0%. Original maturities range from five to twenty years.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2013 and thereafter are as follows (in thousands):

Years ending December 31,
2014	$13,224
2015	16,535
2016	20,248
2017	105,065
2018	203
2019 and thereafter	491
$155,766

14.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) in June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit and are convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The subordinated debentures and the TIDES mature in 2029, and the TIDES are guaranteed on a subordinated basis by the Company. Both the subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. There are no deferred distributions at December 31, 2013.
No repurchases were made in 2012 and 2013. At December 31, 2013, amounts outstanding under the convertible junior subordinated debentures totaled $89.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $5.6 million, $5.9 million and $6.6 million for 2011, 2012 and 2013, respectively. Assets acquired under capital leases are included in property, plant and equipment in the accompanying Consolidated Balance Sheets in the amount of $1.0 million in 2012 and $1.1 million in 2013, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below. At December 31, 2013, future minimum lease payments under non-cancelable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2014	$4,601	$466
2015	3,463	504
2016	2,623	505
2017	2,404	496
2018	1,513	421
Thereafter	3,726	4,243
Total future minimum lease payments	$18,330	$6,635
Less: amount representing interest (rates ranging from 7% to 11.5%)		(2,650)
Less: current portion of obligations under capital leases		(199)
Long-term obligations under capital leases		$3,786
Non-Compete, Consulting and Employment Agreements
We have various non-compete agreements with former owners and employees. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements.
We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments.
We have employment agreements with our executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.
At December 31, 2013, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows:

	Non-Compete	Consulting	Employment	Total
	(in thousands)
Years ending December 31,
2014	$1,469	$1,294	1,815	$4,578
2015	1,329	794	1,235	3,358
2016	1,011	499	243	1,753
2017	640	235	—	875
2018	389	142	—	531
Thereafter	744	60	—	804
	$5,582	$3,024	$3,293	$11,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.4 million, $1.2 million and $1.4 million for 2011, 2012 and 2013, respectively. We do not offer any post-retirement or post-employment benefits.
Other Commitments
We have an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. This agreement can be terminated for various reasons upon written notification from either us or the contractor. Payments vary based on the level of resources provided. We incurred costs of approximately $2.0 million, $1.6 million and $1.9 million for services rendered under this agreement in 2011, 2012 and 2013, respectively, of which we paid $2.0 million, $1.1 million and $1.0 million, respectively, with the remainder paid by the trust.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. INCOME TAXES
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2011, 2012 and 2013 consisted of (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current:
U. S. federal provision (benefit)	$6,801	$3,422	$(674)
State provision (benefit)	926	(41)	(524)
Total current provision (benefit)	7,727	3,381	(1,198)
Deferred:
U. S. federal provision (benefit)	(3,093)	3,980	8,738
State provision (benefit)	(43)	(401)	1,737
Total deferred provision (benefit)	(3,137)	3,579	10,475
Total income tax provision	$4,590	$6,960	$9,277
A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2011		2012		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$3,672	34.0%	$5,960	34.0%	$8,317	34.0%
Effect of state income taxes, net of federal benefit	637	5.9	631	3.6	1,468	6.0
Effect of non-deductible expenses and other, net	464	4.3	1,297	7.4	(630)	(2.6)
Change in valuation allowance	(183)	(1.7)	(928)	(5.3)	122	0.5
Total	$4,590	42.5%	$6,960	39.7%	$9,277	37.9%

During 2012, the Internal Revenue Service approved four tax accounting method changes which allowed additional tax deductions totaling $57.2 million in our 2012 tax year. These deductions related to temporary differences previously recorded as deferred tax assets. The non-current deferred tax liability of approximately $11.9 million recorded as of December 31, 2013 is primarily a result of us obtaining the benefit of such tax accounting changes in 2013, while also utilizing net operating loss carryforwards arising from those changes against income from the current year requests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2012 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2012	2013
Deferred income tax assets:
Net operating loss carryforwards	$3,787	$6,404
Tax credit carryforwards	83	788
State bonus depreciation	155	1,254
Accrued liabilities and other	1,252	6,892
Amortization of non-compete agreements	471	674
Preneed liabilities, net	32,452	11,654
Total deferred income tax assets	38,200	27,666
Less valuation allowance	(317)	(468)
Total deferred income tax assets	$37,883	$27,198
Deferred income tax liabilities:
Amortization and depreciation	$(34,125)	$(34,887)
Prepaids and other	(318)	(1,447)
Total deferred income tax liabilities	(34,443)	(36,334)
Total net deferred tax assets (liabilities)	$3,440	$(9,136)
Current deferred tax asset	$1,220	$2,779
Non-current deferred tax asset (liabilities)	2,220	(11,915)
Total net deferred tax assets (liabilities)	$3,440	$(9,136)
The current deferred tax asset is included in Other current assets at December 31, 2012 and 2013. The non-current deferred tax asset is included in Deferred charges and other non-current assets at December 31, 2012 and 2013. The non-current deferred tax liability is disclosed on a separate line item on our Consolidated Balance Sheet.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized a net increase of $151,000 in our valuation allowance during 2013.
For federal income tax reporting purposes, we have approximately $10.6 million of net operating loss carryforward that will expire between 2014 and 2032. For state reporting purposes, we have approximately $68.8 million of net operating loss carryforwards that will expire between 2014 and 2032, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2013 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in our unrecognized tax benefits during the next year.
We have unrecognized tax benefits for federal and state income tax purposes totaling $7.8 million as of December 31, 2013, resulting from deductions totaling $23.0 million on federal returns and $21.7 million on various state returns. We have state net operating loss carryforwards exceeding these deductions, and have accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions. For federal and certain states without net operating loss carryforwards, we have increased our taxes payable by deductions that are not considered more likely than not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Unrecognized tax benefit at beginning of year	$7,396	$7,617	$7,747
Reductions based on tax positions related to the prior year	—	(259)	(93)
Additions based on tax positions related to the current year	253	389	209
Reductions as a result of a lapse of the applicable statute of limitations	(32)	—	(31)
Unrecognized tax benefit at end of year	$7,617	$7,747	$7,832
The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2013 were not material to our operations. The amount of penalty and interest recognized in the Consolidated Balance Sheets and the Consolidated Statements of Operations was $0.5 million for the year ended December 31, 2013.
Our federal income tax returns for 2007 through 2012 are open tax years that may be examined by the Internal Revenue Service. Our unrecognized state tax benefits are related to state returns open from 2002 through 2012.
17. STOCKHOLDERS’ EQUITY
Stock Based Compensation Plans
During the three year period ended December 31, 2013, we had four stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1995 Stock Incentive Plan (the “1995 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the Second Amended and Restated 2006 Long Term Incentive Plan (the “Amended and Restated 2006 Plan”). All of the options granted under the plans have either five or ten-year terms. The 1995 Plan expired in 2005 and the 1996 Plan and the Director’s Plan were terminated during 2006. The 2006 Amended and Restated Plan expires on May 24, 2022. The expiration and termination of these plans does not affect the options previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board. On May 23, 2012, our Stockholders approved the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan which, among other things, increased the reserve balance from 2,850,000 shares to 5,000,000 shares. The Amended and Restated 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the 2006 Amended and Restated Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s common stock as determined by the average of the high and low closing price on the date of the option grant.
During 2013, 2,000 shares under the 1996 Plan expired. At December 31, 2013, no options were outstanding under the 1996 Plan and the Directors' Plan. The status of the 1995 Plan and the Amended and Restated 2006 Plan at December 31, 2013 is as follows (shares in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
1995 Plan	—	—	1
Amended and Restated 2006 Plan	5,000	680	765
Total	5,000	680	766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Options
The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, as indicated by year:

	2011	2012	2013
Dividend yield	—%	1.7%	0.6%
Expected volatility	60.09%	60.09%	33.63%
Risk-free interest rate	1.25%	1.25%	0.41%
Expected life (years)	3	3	3.6
On May 22, 2013, a total of 562,500 stock options were awarded to certain officers and employees of the Company. These options will vest in 33.33% increments over a three year period and will expire on May 22, 2018. The value of these stock options is approximately $2.3 million. In 2012, a total of 96,283 stock options were awarded, the value of which is approximately $0.2 million. In 2011, a total of 210,549 stock options were awarded, the value of which is approximately $0.5 million.
A summary of the stock options at December 31, 2011, 2012 and 2013 and changes during the three years ended         December 31, 2013 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2011		2012		2013
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	445	$4.74	321	$5.17	312	$5.41
Granted	211	$5.69	96	$5.94	563	$16.73
Exercised	(173)	$5.56	(81)	$4.90	(45)	$5.33
Canceled or expired	(162)	$5.24	(24)	$5.94	(64)	$13.82
Outstanding at end of year	321	$5.17	312	$5.41	766	$13.03
Exercisable at end of year	106	$4.75	145	$5.13	192	$5.36
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2013 was $5.0 million and $2.7 million, respectively. The total intrinsic value of options exercised during 2011, 2012 and 2013 totaled $0.2 million, $0.3 million and $0.5 million, respectively.
The total fair value of stock options vested during 2011, 2012 and 2013 totaled approximately $60,000, $142,000 and $224,000, respectively. We recorded compensation expense related to vesting stock options totaling approximately $237,000 in 2011, $218,000 in 2012 and $797,000 in 2013. The significant increase in expense for the year ended December 31, 2013 as compared to 2012 was due to additional expense of approximately $0.3 million related to the 2013 grant of stock options awarded at a significantly higher grant price compared to prior years and additional expense of approximately $0.3 million due to the accelerated vesting of stock options for a former executive officer.
As of December 31, 2013, there was $1.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options expected to be recognized over a weighted average period of 2.35 years.
The following table further describes our outstanding stock options at December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices 150% increment	Number Outstanding at 12/31/13	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/13	Weighted-Average Exercise Price
$4.66 - $4.66	1	0.08	$4.66	1	$4.66
$4.78 - $4.78	79	6.38	$4.78	79	$4.78
$5.21 - $5.21	3	7.61	$5.21	3	5.21
$5.70 - $5.70	96	7.17	$5.70	69	$5.70
$5.94 - $5.94	73	8.18	$5.94	40	$5.94
$16.73 - $16.73	514	9.24	$16.73	—	$—
$4.60 - $16.73	766	8.57	$13.03	192	$5.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our employee stock purchase plan (“ESPP”). Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of a quarter) or the actual date of purchase (end of quarter). In 2011, employees purchased a total of 86,287 shares at a weighted average price of $4.15 per share. In 2012, employees purchased a total of 100,620 shares at a weighted average price of $4.92 per share. In 2013, employees purchased a total of 76,272 shares at a weighted average price of $11.89 per share. Compensation cost for the ESPP totaling approximately $100,000, $135,000, and $277,000 was expensed in 2011, 2012 and 2013, respectively.
The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2011	2012	2013
Dividend yield	—%	1.7%	0.6%
Expected volatility	29%	32%	41%
Risk-free interest rate	0.15%, 0.19%, 0.24%, 0.29%	0.02%, 0.06%, 0.09%, 0.12%	0.08%, 0.12%,0.135%, 0.15%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers, directors, and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33 1/3% increments over four or three year terms, respectively. During the second quarter of 2013, we awarded a grant of 38,200 shares of restricted stock that vest over a three year period and had an aggregate grant date market value of approximately $0.8 million. During the third quarter of 2013, we awarded a grant of 25,000 shares of restricted stock to a new key employee. These shares vest in 20% increments over a five year period and had an aggregate grant date market value of $0.5 million. A summary of the status of unvested restricted stock awards as of December 31, 2013, and changes during 2013, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	565	$5.81
Awards	63	19.78
Vestings	(292)	5.50
Cancellations	(13)	7.34
Unvested at December 31, 2013	323	$8.64
Related to the vesting of restricted stock awards previously awarded to our officers, employees and directors, we recorded compensation expense, which is included in general, administrative and other expenses, totaling $1.9 million for the year ended December 31, 2011, $1.4 million for the year ended December 31, 2012, and $1.7 million for the year ended December 31, 2013. The increase in expense in 2013 was due to additional expense of approximately $0.4 million due to the accelerated vesting of restricted stock for three former employees, offset by slightly lower amortization expense in 2013 as compared to 2012.
As of December 31, 2013, we had $2.8 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During 2012, we granted 1,705,000 performance awards with an aggregate fair value of approximately $1.5 million. The fair value of the performance awards are estimated on the date of grant using a Monte-Carlo simulation pricing model with the following assumptions: share price at date of grant (majority at $7.76); weighted average purchase price at grant date of $9.07; performance hurdle price of $21.50; expected dividend yield of 1.7%; median time to vesting of 3.37 years; and expected volatility of 31.3%. Expected volatilities are based on the historical volatility of the weekly closing stock price of the underlying common stock utilizing a five year period to the valuation date with a 5.0% weighting to the year between August 2008 and August 2009 to effect for mean reversion in asset prices during the global financial crisis. The risk-free rate is based on the U.S. Treasury yields in effect at the time of grant. The allowance for forfeiture is 3.0% to 5.0% and it is assumed that the holders of the performance awards will exercise the award immediately upon vesting. The pre-tax compensation expense associated with these awards for the year ended December 31, 2013 was $0.5 million.
See Note 25 to the Consolidated Financial Statements herein for further information regarding our performance based stock awards.
Director Compensation Plans
On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (i) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; and (ii) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 22, 2013.
On May 23, 2013, we issued 17,928 shares of common stock to each of the four independent directors for such retainer. We recorded $0.6 million, $0.8 million and $0.8 million, respectively, in pre-tax compensation expense, which is included in general, administrative and other expenses, for the years ended December 31, 2011, 2012 and 2013 related to the director fees, annual retainers and deferred compensation amortization.
Cash Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 1, 2013, June 3, 2013, September 3, 2013 and December 2, 2013, respectively, to record holders of our common stock as of February 13, 2013, May 16, 2013, August 14, 2013 and November 12, 2013, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2012	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	6,152
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(6,152)
Balance at December 31, 2013	$—
18. SHARE REPURCHASE PROGRAM
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3 million of our common stock for a total of up to $8 million. The repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. No repurchases were made in 2013. During 2012, we repurchased 686,208 shares of common stock at an aggregate cost of $4.5 million and an average cost per share of $6.60. The repurchased shares are held as treasury stock. Since the inception of this program, we have repurchased 812,800 shares at a total cost of $5.3 million.
19. PREFERRED STOCK
The Company has 40,000,000 authorized shares of preferred stock. In 2008, we issued 20,000 shares of mandatorily redeemable convertible preferred stock to a key employee in exchange for certain intellectual property rights. The preferred stock has a liquidation value of $10 per share and was convertible any time prior to April 13, 2013 into the Company’s common stock on a one-for-one basis. On April 1, 2013, our key employee converted the 20,000 shares into common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. EARNINGS PER SHARE
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our earnings per share calculations to exclude outstanding unvested restricted stock awards, using the two-class method, in the basic and diluted weighted average shares outstanding calculation.
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(in thousands, except per share data)
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$6,210	$10,568	$15,185
Less: Earnings allocated to unvested restricted stock	(307)	(361)	(314)
Income attributable to continuing operations	$5,903	$10,207	$14,871

Numerator from discontinued operations
Income from discontinued operations	$768	$835	$4,111
Less: Earnings allocated to unvested restricted stock	—	—	(85)
Income attributable to discontinued operations	$768	$835	$4,026

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	—	—	3,452
	$—	$—	$3,452

Income attributable to continuing operations	$5,903	$10,207	$18,323
Income attributable to discontinuing operations	$768	$835	$4,026

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	18,359	18,126	17,826
Effect of dilutive securities:
Stock options	38	100	175
Convertible junior subordinated debentures	—	—	4,392
Denominator for diluted earnings per common share - weighted average shares outstanding	18,397	18,226	22,393

Basic earnings per common share:
Continuing operations	$0.34	$0.58	$0.83
Discontinued operations	0.04	0.05	0.23
Basic earnings per common share	$0.38	$0.63	$1.06

Diluted earnings per common share:
Continuing operations	$0.34	$0.58	$0.82
Discontinued operations	0.04	0.05	0.18
Diluted earnings per common share	$0.38	$0.63	$1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fully diluted weighted average shares outstanding for the year ended December 31, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by ASC 260. For the years ended December 31, 2011 and 2012, the conversion of our convertible junior subordinated debentures is excluded from the fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact.

Options to purchase 0.5 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2011, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares.
There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2012 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents external revenues from continuing operations, net income (loss) from continuing operations, total assets, long-lived assets, depreciation and amortization from continuing operations, capital expenditures, number of operating locations, interest expense from continuing operations, and income tax expense (benefit) from continuing operations by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2013	$163,965	$49,992	$—	$213,957
2012	152,004	47,388	—	199,392
2011	141,112	42,402	—	183,514
Income (loss) from continuing operations before income taxes:
2013	$48,296	$14,677	$(38,511)	$24,462
2012	46,479	12,895	(41,846)	17,528
2011	41,060	9,470	(39,730)	10,800
Total assets:
2013	$502,525	$227,520	$16,554	$746,599
2012	481,356	237,897	18,832	738,085
2011	423,714	226,177	22,886	672,777
Long-lived assets:
2013	$373,173	$85,901	$2,654	$461,728
2012	355,807	87,687	5,056	448,550
2011	305,540	91,430	7,185	404,155
Depreciation and amortization from continuing operations:
2013	$6,471	$3,741	$1,456	$11,668
2012	5,915	3,058	975	9,948
2011	5,658	2,798	1,023	9,479
Capital expenditures:
2013	$6,436	$2,936	$1,323	$10,695
2012	5,804	3,401	1,231	10,436
2011	5,958	3,673	1,013	10,644
Number of operating locations at year end:
2013	161	32	—	193
2012	167	33	—	200
2011	159	33	—	192
Interest expense from continuing operations:
2013	$323	$36	$12,263	$12,622
2012	308	49	16,731	17,088
2011	327	66	17,696	18,089
Income tax expense (benefit) from continuing operations:
2013	$18,317	$5,566	$(14,606)	$9,277
2012	18,452	5,119	(16,611)	6,960
2011	17,451	4,025	(16,886)	4,590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY INFORMATION

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2012 and 2013 is as follows:

	December 31,
	2012	2013
	(in thousands)
Other Current Assets:
Deferred taxes	$1,220	$2,779
Other current assets	703	746
Total other current assets	$1,923	$3,525

Other Liabilities:
Liabilities associated with uncertain tax positions	$7,748	$7,832
Income taxes payable	3,585	1,351
Dividends payable on our junior subordinated debt	529	529
Other liabilities	1,205	227
Total other liabilities	$13,067	$9,939

Accrued Liabilities:
Accrued salaries and wages	$1,489	$1,882
Accrued incentive compensation	4,390	4,654
Accrued vacation	1,935	1,979
Accrued insurance	2,420	2,778
Accrued ad valorem and franchise taxes	1,107	383
Other accrued liabilities	937	1,178
Total accrued liabilities	$12,278	$12,854

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)
Revenues:
Goods
Funeral	$55,741	$60,163	$64,848
Cemetery	27,474	28,826	30,392
Total goods	$83,215	$88,989	$95,240
Services
Funeral	$77,270	$84,209	$89,856
Cemetery	9,007	9,453	10,087
Total services	$86,277	$93,662	$99,943
Financial revenue
Preneed funeral commission income	$1,811	$1,711	$1,853
Preneed funeral trust earnings	6,290	5,921	7,408
Cemetery trust earnings	4,627	7,647	8,095
Cemetery finance charges	1,294	1,462	1,418
Total financial revenue	$14,022	$16,741	$18,774
Total revenues	$183,514	$199,392	$213,957

Cost of revenues:
Goods
Funeral	$46,114	$48,561	$52,796
Cemetery	21,136	22,118	22,222
Total goods	$67,250	$70,679	$75,018
Services
Funeral	$40,488	$41,838	$46,340
Cemetery	5,975	6,340	6,543
Total services	$46,463	$48,178	$52,883
Financial expenses
Preneed funeral commissions	$1,373	$1,393	$1,222
Trust administration fees	—	64	227
Total financial expenses	$1,373	$1,457	$1,449
Total cost of revenues	$115,086	$120,314	$129,350
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2012 and 2013, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$57,315	$54,075	$49,707	$52,860
Gross profit	18,912	16,922	14,111	14,436
Net income from continuing operations	$5,409	$3,602	$1,914	$4,260
Net income (loss) from discontinued operations	(151)	542	3,980	(260)
Preferred stock dividend	(4)	—	—	—
Net income available to common shareholders	$5,254	$4,144	$5,894	$4,000
Basic earnings per common share:	$0.29	$0.23	$0.32	$0.22
Diluted earnings per common share: (a)	$0.25	$0.23	$0.32	$0.22

2012
Revenues	$50,569	$48,586	$48,144	$52,093
Gross profit	16,404	13,905	13,348	16,485
Net income from continuing operations	$3,890	$2,445	$192	$4,041
Net income from discontinued operations	568	219	415	(367)
Preferred stock dividend	(3)	(4)	(3)	(4)
Net income available to common shareholders	$4,455	$2,660	$604	$3,670
Basic earnings per common share:	$0.24	$0.15	$0.03	$0.21
Diluted earnings per common share:	$0.24	$0.15	$0.03	$0.21

(a) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for the year 2013 due to the application of the if-converted method on our convertible subordinated debentures (TIDES) and rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Cash paid for interest and financing costs	$17,690	$21,518	$12,248
Cash paid for taxes	743	416	655
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	1,591	4,631	3,822
Restricted common stock withheld for payroll taxes	415	421	1,610
Net (deposits) withdrawals from preneed funeral trusts	(1,383)	4,341	(3,891)
Net (deposits) withdrawals from preneed cemetery trusts	11,031	2,482	(1,324)
Net withdrawals from perpetual care trusts	1,521	3,513	3,091
Net (increase) decrease in preneed receivables	1,865	(422)	(1,331)
Net (deposits) withdrawals of receivables from preneed trusts	(251)	(3,677)	709
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	1,034	(874)	860
Net change in preneed cemetery receivables increasing deferred revenue	9,282	4,594	327
Net deposits (withdrawals) into/from preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts held in trust	1,383	(4,341)	3,891
Net deposits (withdrawals) into/from preneed cemetery trust accounts increasing (decreasing) increasing deferred cemetery receipts held in trust	(11,031)	(2,482)	1,324
Net withdrawals from perpetual care trust accounts decreasing care trusts’ corpus	(1,833)	(4,028)	(2,949)
25. SUBSEQUENT EVENTS

On January 3, 2014, we cancelled all the outstanding Performance-Based Stock Awards. All holders of these performance-based stock awards surrendered their shares in exchange for a cash payout of approximately $16.1 million.

On January 16, 2014, we sold a cemetery business in Florida that was held for sale at December 31, 2013 for approximately $0.2 million in cash.
On February 27, 2014, we entered into a fourth amendment to the Credit Agreement which (a) allows us to issue senior unsecured debt in an amount not to exceed $150 million when aggregated with any subordinated debt or convertible subordinated debt issued by us and (b) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain issuances of senior unsecured debt, subordinated debt or convertible subordinated debt.
On March 3, 2014, we entered into an asset sale agreement with SCI to acquire (a) four funeral businesses and one cemetery business in New Orleans, Louisiana region and (b) two funeral businesses in Northern Virginia region for $54.9 million.
On March 3, 2014, David J. DeCarlo joined our executive leadership team as President and Vice Chairman of the Board. Mr. DeCarlo will lead our Strategic and Corporate Development, Supply and Project Development and Operations Support including Information Technology and Human Resources. Bill Heiligbrodt is now our Executive Vice President and Secretary and has resigned from the Board. Mr. Heiligbrodt will lead our Treasury and Finance, Accounting and Reporting, Legal and Investor Relations.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
Under date of March 5, 2014, we reported on the consolidated balance sheets of Carriage Services, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, in this annual report on Form 10-K for year 2013. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in Part IV, Item 15(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
March 5, 2014

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2011:
Allowance for bad debts, current portion	$979	$1,226	$1,277	$928
Allowance for preneed bad debts, contract cancellations and receivables from preneed trusts, non-current portion	$1,236	$2,335	$1,843	$1,728
Employee severance accruals	$237	$1,935	$2,015	$157
Litigation reserves	$1,053	$—	$27	$1,026
Valuation allowance of the deferred tax asset	$1,545	$—	$210	$1,335

Year ended December 31, 2012:
Allowance for bad debts, current portion	$928	$1,614	$1,365	$1,177
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,728	$903	$572	$2,059
Employee severance accruals	$157	$486	$485	$158
Litigation reserves	$1,026	$—	$918	$108
Valuation allowance of the deferred tax asset	$1,335	$—	$1,018	$317

Year ended December 31, 2013:
Allowance for bad debts, current portion	$1,177	$1,225	$1,555	$847
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,059	$768	$1,002	$1,825
Employee severance accruals	$158	$755	$664	$249
Litigation reserves	$108	$—	$91	$17
Valuation allowance of the deferred tax asset	$317	$227	$76	$468

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective, as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).
Management’s Annual Report on Internal Control over Financial Reporting

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2013 using the framework specified in Internal Control — Integrated Framework (1992), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
The Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2013, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ L. William Heiligbrodt
L. William Heiligbrodt
Executive Vice President and Secretary

March 5, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Carriage Services, Inc.:
We have audited Carriage Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carriage Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Carriage Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carriage Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 5, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 5, 2014

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2013, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Code of Ethics
We have adopted a Business Ethics and Code of Conduct (the “Code”), which is applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our Internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	766,459	$13.03	680,411
Equity compensation plans not approved by security holders	—	—	—
Total	766,459	$13.03	680,411

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:

(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are included in this Form 10-K on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	86
Financial Statement Schedule II — Valuation and Qualifying Accounts	87
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2014 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

10.1
Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Bank of America, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2012.

10.2
First Amendment to Credit Agreement dated November 29, 2012, among Carriage Services, Inc. as the Borrower, and Bank of American N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

10.3
Second Amendment to Credit Agreement dated February 14, 2013, among Carriage Services, Inc. as the Borrower, and Bank of America, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

10.4
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

10.16
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

10.18	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012.

10.19	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.20	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.21	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.22	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.23	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.24
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.25
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.26
Separation and Consulting Agreement and General Release, dated July 31, 2013, between Carriage Services, Inc. and George J. Klug. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013. †

10.27
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

*10.28	First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. †

*12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	March 5, 2014

/s/ L. William Heiligbrodt	Executive Vice President and Secretary	March 5, 2014
L. William Heiligbrodt	(Principal Financial Officer)

/s/ David J. DeCarlo	President and Vice Chairman of the Board	March 5, 2014
David J. DeCarlo

/s/ Donald D. Patteson Jr.	Director	March 5, 2014
Donald D. Patteson Jr.

/s/ Richard W. Scott	Director	March 5, 2014
Richard W. Scott

/s/ Barry K. Fingerhut	Director	March 5, 2014
Barry K. Fingerhut

EXHIBIT INDEX

Exhibit No.	Description

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

3.4
Amended and Restated Certificate of Designations of Mandatorily Redeemable Convertible Preferred Stock, Series A. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed April 22, 2008.

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05545).

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.9 to the Company's Annual Report on Form 10-K for its year ended December 31, 2001.

3.7	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company's current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company's Form S-3 Registration Statement No. 333-84141.

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

10.1
Credit Agreement dated August 30, 2012, among Carriage Services, Inc. as the Borrower, and Bank of America, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 4, 2012.

10.2
First Amendment to Credit Agreement dated November 29, 2012, among Carriage Services, Inc. as the Borrower, and Bank of American N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

10.3
Second Amendment to Credit Agreement dated February 14, 2013, among Carriage Services, Inc. as the Borrower, and Bank of America, N.A. as the Administrative Agent and Sole Lender. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

10.4
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

10.9
Asset Purchase Agreement dated December 15, 2006 among Carriage Cemetery Services, Inc. and Seaside Cemetery, Inc. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.10
Amendment No. 1 to the Contingent Asset Sale Agreement dated January 22, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.11
Amendment No. 2 to the Contingent Asset Sale Agreement dated February 26, 2007 among Carriage Cemetery Services, Inc. and Alderwoods Group (California), Inc. Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for its Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

10.12	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.13
Stock Purchase agreement as of June 12, 2007 among Carriage Cemetery Services of Idaho, Inc., buyer, and Timothy T. Gibson, seller, for 100 percent of the issued and outstanding capital stock of Cloverdale Park, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2007.

10.14
Asset Purchase Agreement dated October 10, 2007 among Carriage Funeral Services of California, Inc. and Thaddeus M. Luyben, Sr. and Thaddeus Enterprises. Incorporated by reference to Exhibit 10.26 on Form 10-K for its fiscal year ended December 31, 2007.

10.15
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 20, 2012. †

10.16
First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 20, 2012. †

10.17
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and George J. Klug incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 20, 2012. †

10.18	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 7, 2012.

10.19	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.20	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.21	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.22	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.23	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.24
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.25
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.26
Separation and Consulting Agreement and General Release, dated July 31, 2013, between Carriage Services, Inc. and George J. Klug. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013. †

10.27
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

*10.28	First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. †

*12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics. Carriage’s Code of Business Conduct and Ethics is available on the website www.carriageservices.com.

*21.1	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(†)	Management contract or compensatory plan or arrangement.