Form 10-Q
period 2014-03-31
CARRIAGE SERVICES INC
filed 2014-05-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 5, 2014 was 18,480,253.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$21,958
Accounts receivable, net of allowance for bad debts of $847 in 2013 and $917 in 2014	17,950	17,715
Assets held for sale	3,544	—
Inventories	5,300	5,348
Prepaid expenses	4,421	4,387
Other current assets	3,525	1,754
Total current assets	36,117	51,162
Preneed cemetery trust investments	68,341	69,475
Preneed funeral trust investments	97,144	100,204
Preneed receivables, net of allowance for bad debts of $1,825 in 2013 and $1,887 in 2014	24,521	24,282
Receivables from preneed trusts	11,166	11,738
Property, plant and equipment, net of accumulated depreciation of $88,627 in 2013 and $90,250 in 2014	160,690	161,829
Cemetery property	72,911	72,852
Goodwill	221,087	220,945
Deferred charges and other non-current assets	12,280	13,416
Cemetery perpetual care trust investments	42,342	43,529
Total assets	$746,599	$769,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior long-term debt and capital lease obligations	$13,424	$14,078
Accounts payable	7,046	5,231
Other liabilities	9,939	9,350
Accrued liabilities	12,854	12,558
Liabilities associated with assets held for sale	4,357	—
Total current liabilities	47,620	41,217
Long-term debt, net of current portion	105,642	101,783
Revolving credit facility	36,900	—
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	27,860
Convertible subordinated notes due 2021	—	112,261
Obligations under capital leases, net of current portion	3,786	1,343
Deferred preneed cemetery revenue	55,479	55,019
Deferred preneed funeral revenue	30,588	31,102
Deferred tax liability	11,915	18,290
Other long-term liabilities	1,548	1,612
Deferred preneed cemetery receipts held in trust	68,341	69,475
Deferred preneed funeral receipts held in trust	97,144	100,204
Care trusts’ corpus	41,893	43,566
Total liabilities	590,626	603,732
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,183,000 and 22,408,000 shares issued at December 31, 2013 and March 31, 2014, respectively	222	224
Additional paid-in capital	204,324	211,831
Accumulated deficit	(33,306)	(31,088)
Treasury stock, at cost; 3,922,000 shares at December 31, 2013 and March 31, 2014	(15,267)	(15,267)
Total stockholders’ equity	155,973	165,700
Total liabilities and stockholders’ equity	$746,599	$769,432
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2014
Revenues:
Funeral	$45,051	$44,159
Cemetery	12,264	11,688
	57,315	55,847
Field costs and expenses:
Funeral	26,352	26,039
Cemetery	6,815	6,960
Depreciation and amortization	2,476	2,422
Regional and unallocated funeral and cemetery costs	2,759	2,379
	38,402	37,800
Gross profit	18,913	18,047
Corporate costs and expenses:
General and administrative costs and expenses	6,282	9,335
Home office depreciation and amortization	347	342
	6,629	9,677
Operating income	12,284	8,370
Interest expense	(2,595)	(2,845)
Accretion of discount on convertible subordinated notes	—	(171)
Loss on redemption of convertible junior subordinated debentures	—	(3,778)
Other income	—	1,130
Income from continuing operations before income taxes	9,689	2,706
Provision for income taxes	(4,280)	(1,055)
Net income from continuing operations	5,409	1,651
Income (loss) from discontinued operations, net of tax	(151)	567
Net income	5,258	2,218
Preferred stock dividend	(4)	—
Net income available to common stockholders	$5,254	$2,218

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.09
Discontinued operations	(0.01)	0.03
Basic earnings per common share	$0.29	$0.12

Diluted earnings (loss) per common share:
Continuing operations	$0.26	$0.09
Discontinued operations	(0.01)	0.03
Diluted earnings per common share	$0.25	$0.12

Dividends declared per common share	$0.025	$0.025
Weighted average number of common and common equivalent shares outstanding:
Basic	17,657	17,984
Diluted	22,246	18,143
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$5,258	$2,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (gain) on sale / purchase of businesses and other assets	389	(2,039)
Impairment of goodwill	100	—
Depreciation and amortization	2,848	2,764
Amortization of deferred financing costs	(638)	232
Accretion of debt discount on convertible subordinated notes	—	171
Provision for losses on accounts receivable	456	700
Stock-based compensation expense	646	1,491
Deferred income taxes	1,354	(4,780)
Loss on redemption of convertible junior subordinated debentures	—	2,932
Other	(34)	(3)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,904)	(245)
Inventories and other current assets	478	299
Deferred charges and other	21	(318)
Preneed funeral and cemetery trust investments	1,410	(5,258)
Accounts payable	(874)	(2,566)
Accrued and other liabilities	(280)	(2,387)
Deferred preneed funeral and cemetery revenue	2,617	(37)
Deferred preneed funeral and cemetery receipts held in trust	(1,934)	5,208
Net cash provided by (used in) operating activities	9,913	(1,618)

Cash flows from investing activities:
Acquisitions and new construction	(6,051)	—
Net proceeds from the sale of businesses and other assets	2,011	200
Capital expenditures	(2,602)	(5,048)
Net cash used in investing activities	(6,642)	(4,848)

Cash flows from financing activities:
Net payments on the revolving credit facility	(1,700)	(36,900)
Payments on term loan	(2,500)	(3,000)
Proceeds from the issuance of convertible subordinated notes	—	143,750
Payment of debt issuance costs related to the convertible subordinated notes	—	(4,355)
Payments on other long-term debt and obligations under capital leases	(168)	(185)
Redemption of convertible junior subordinated debentures	—	(61,905)
Payments for performance-based stock awards	—	(16,150)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	318	652
Dividends on common stock	(452)	(456)
Dividend on redeemable preferred stock	(4)	—
Payment of loan origination costs	(98)	—
Excess tax benefit of equity compensation	925	5,596
Net cash provided by (used in) financing activities	(3,679)	27,047

Net increase (decrease) in cash and cash equivalents	(408)	20,581
Cash and cash equivalents at beginning of period	1,698	1,377
Cash and cash equivalents at end of period	$1,290	$21,958
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2014, we operated 161 funeral homes in 26 states and 31 cemeteries in 10 states.
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses providing interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials.
Principles of Consolidation
The accompanying Consolidated Financial Statements include us and our subsidiaries. All significant intercompany balances and transactions have been eliminated.
Interim Condensed Disclosures
The information for the three month periods ended March 31, 2013 and 2014 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction therewith.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
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
Accounts receivable included approximately $8.4 million of funeral receivables at December 31, 2013 and March 31, 2014 and $8.3 million and $9.1 million of cemetery receivables at December 31, 2013 and March 31, 2014, respectively. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $8.1 million of funeral receivables at December 31, 2013 and March 31, 2014 and $16.5 million and $16.2 million of cemetery receivables at December 31, 2013 and March 31, 2014, respectively. Accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $0.5 million and $0.7 million for the three months ended March 31, 2013 and 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2013 and March 31, 2014:

	December 31, 2013	March 31, 2014
	(in thousands)
Land	$55,639	$56,890
Buildings and improvements	132,172	133,196
Furniture, equipment and automobiles	61,506	61,993
Property, plant and equipment, at cost	249,317	252,079
Less: accumulated depreciation	(88,627)	(90,250)
Property, plant and equipment, net	$160,690	$161,829
During the three months ended March 31, 2014, we purchased two buildings which we had previously leased. We recognized a gain of approximately $1.1 million on the purchase of one of these buildings that we had originally acquired under a capital lease. We recorded approximately $2.2 million of depreciation expense against operating income for the three months ended March 31, 2013 and 2014.
Discontinued Operations
In accordance with our Strategic Acquisition Model, non-strategic businesses are reviewed to determine whether such businesses should be sold and the proceeds redeployed elsewhere. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held-for-sale on our Consolidated Balance Sheets, and the operating results are presented on a comparative basis in the discontinued operations section of our Consolidated Statements of Operations. During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013. As of March 31, 2014, we had no businesses classified as held-for-sale. See Note 4 and Note 22 to the Consolidated Financial Statements herein for more information.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. There were no acquisitions of businesses in the first quarter of 2014. See Note 3 to the Consolidated Financial Statements herein for more information.
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
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and further discussion of current period activity in Note 5 to the Consolidated Financial Statements herein.
Intangible Assets
Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the Intangibles Topic of the Accounting Standards Codification (“ASC”) 350.

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
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and stock from our employee stock purchase plan, which are described in more detail in Note 17 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model. See Note 17 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, convertible junior subordinated debentures and convertible subordinated notes.
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
The fully diluted weighted average shares outstanding for the three months ended March 31, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by the Financial Accounting Standards Board (“FASB”) ASC 260-10-45. For the three months ended March 31, 2014, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact.
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
In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment/entombment right and certain memorials sold. Income from the trust funds is distributed to us and used to provide care and maintenance of the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of March 31, 2014, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Fair Value Measurements
We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. Additional required disclosures are provided in Notes 6, 10 and 11 to the Consolidated Financial Statements herein. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three months ended March 31, 2014, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. As of March 31, 2014, no impairments have been identified.
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
Our convertible junior subordinated debentures, payable to Carriage Services Capital Trust (the “Trust”), pay interest at a fixed rate of 7% and are carried on our Consolidated Balance Sheets at a cost of approximately $27.9 million. The fair value of these securities is estimated to be approximately $28.0 million at March 31, 2014, based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust. Our convertible subordinated notes due 2021, issued in March 2014, pay interest at a fixed rate of 2.75% and are carried on our Consolidated Balance Sheet at a carrying value of approximately $112.3 million. The fair value of these securities is estimated to be approximately $151.7 million based on the last traded or broker quoted price.

Income Taxes
We and our subsidiaries file a consolidated U.S. Federal income tax return, separate income tax returns in 16 states in which we operate and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our tax year beginning January 1, 2014. These regulations are not expected to have a material impact on our financial statements.
Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2014 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 22 to the Consolidated Financial Statements herein.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Discontinued Operations and Disclosure of Disposals of Components of an Entity
In April 2014, the FASB modified the requirements for reporting a discontinued operation. The amended definition of “discontinued operations” includes only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity’s operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity’s operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new definition of discontinued operations will significantly reduce the volume of transactions requiring discontinued operations presentation and disclosure. However, the new guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held-for-sale an individually significant component that does not meet the definition of a discontinued operation. The new guidance is effective for all disposals or classifications as held-for-sale that occur in annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity cannot apply the amended guidance to a component or to a business that is classified as held-for-sale before the effective date, even if the component or business is disposed of after the effective date. Early adoption is permitted, but only for disposals or classifications as held-for-sale that have not been reported in previously issued financial statements. We are currently evaluating the impact the adoption of this new guidance will have on our Consolidated Financial Statements.
Income Taxes
In July 2013, the FASB amended the Income Tax Topic of the ASC to eliminate the diversity in practice in the presentation of unrecognized tax benefits. The guidance requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. This guidance is effective for the first annual or interim period beginning after December 15, 2013, thus effective for us beginning January 1, 2014. Our adoption of this new guidance effective January 1, 2014 did not have a material impact on our financial position or results of operations.

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
There were no business acquisitions during the first quarter of 2014. We acquired land for approximately $6.0 million during the first quarter of 2013 for funeral home expansion projects.
On March 3, 2014, certain of our subsidiaries entered into an Asset Sale Agreement with certain subsidiaries of Service Corporation International (“SCI”) to acquire four funeral businesses and one cemetery business in the New Orleans, Louisiana region and two funeral businesses in the Northern Virginia region for an aggregate purchase price of approximately $54.9 million (the “SCI Acquisition”). Under the Asset Sale Agreement, we will acquire the properties, leasehold interests, assets and rights and assume certain liabilities of the businesses being acquired. The closing of the SCI Acquisition is subject to certain customary closing conditions, including, but not limited to, approval by the Federal Trade Commission. We currently anticipate that the SCI Acquisition will close in the second quarter of 2014.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. Our strategy, the Strategic Portfolio Optimization Model, also uses strategic ranking criteria to assess potential disposition candidates. The execution of this strategy entails selling generally non-strategic businesses.
During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013 for approximately $0.2 million in cash.
As of March 31, 2014, we had no assets classified as held-for-sale. Assets and liabilities associated with the businesses held-for-sale on our Consolidated Balance Sheets at December 31, 2013 consisted of the following (in thousands):

December 31, 2013
Assets:
Current assets	$30
Preneed cemetery trust investments	2,477
Preneed receivables	31
Property, plant and equipment, net	311
Cemetery perpetual care trust investments	695
Total	$3,544

Liabilities:
Current liabilities	$10
Deferred preneed cemetery revenue	1,185
Deferred preneed cemetery receipts held in trust	2,477
Care trusts corpus	685
Total	$4,357

The operating results of the discontinued businesses for the three months ended March 31, 2013 and 2014, as well as the gain or loss on the disposal, is presented in the discontinued operations section of the Consolidated Statements of Operations, along with the income tax effect, as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Revenues	$1,432	$51

Operating income	$338	$20
Gain (loss) on disposition	(583)	909
Income tax benefit (provision)	94	(362)
Income (loss) from discontinued operations	$(151)	$567

5.	GOODWILL
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
The following table presents the changes in goodwill on our Consolidated Balance Sheets (in thousands):

Goodwill as of December 31, 2013	$221,087
Adjustments	(142)
Reclassification of assets held-for-sale	—
Goodwill as of March 31, 2014	$220,945
The adjustment to goodwill in the three months ended March 31, 2014 represents a purchase price allocation adjustment related to a funeral home business acquisition completed in November 2013. Our purchase price allocation for this acquisition is dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and other intangible assets. Material revisions to the ongoing current estimates may be necessary when the valuation process is completed, within a year after the closing date of the acquisition.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2013 and March 31, 2014 are as follows (in thousands):

	December 31, 2013	March 31, 2014
Preneed cemetery trust investments, at fair value	$70,386	$71,510
Less: allowance for contract cancellation	(2,045)	(2,035)
Preneed cemetery trust investments, net	$68,341	$69,475
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

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2014. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$910	$—	$—	$910
Fixed income securities:
Foreign debt	2	3,938	247	(5)	4,180
Corporate debt	2	30,699	524	(1,385)	29,838
Preferred stock	2	18,475	612	(142)	18,945
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,810	3,378	(585)	16,603
Trust securities		$67,833	$4,761	$(2,117)	$70,477
Accrued investment income		$1,033			$1,033
Preneed cemetery trust investments					$71,510
Fair market value as a percentage of cost					103.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,364
Due in five to ten years	9,873
Thereafter	36,727
Total	$52,964
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,541	$—	$—	$1,541
Fixed income securities:
Foreign debt	2	3,460	146	(3)	3,603
Corporate debt	2	32,958	386	(1,150)	32,194
Preferred stock	2	17,754	178	(273)	17,659
Mortgage backed securities	2	1	—	—	1
Common stock	1	12,431	2,362	(267)	14,526
Trust securities		$68,145	$3,072	$(1,693)	$69,524
Accrued investment income		$862			$862
Preneed cemetery trust investments					$70,386
Market value as a percentage of cost					102.0%
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
We have determined that the unrealized losses in our preneed cemetery trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. At March 31, 2014, we had corporate debt and equity investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2014 and December 31, 2013, are shown in the following tables (in thousands):

	March 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$433	$(5)	$—	$—	$433	$(5)
Corporate debt	5,994	(598)	2,860	(787)	8,854	(1,385)
Preferred stock	4,959	(142)	—	—	4,959	(142)
Common stock	2,850	(570)	98	(15)	2,948	(585)
Total temporary impaired securities	$14,236	$(1,315)	$2,958	$(802)	$17,194	$(2,117)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$802	$(3)	$—	$—	$802	$(3)
Corporate debt	11,561	(553)	769	(597)	12,330	(1,150)
Preferred stock	9,601	(273)	—	—	9,601	(273)
Common stock	1,077	(171)	705	(96)	1,782	(267)
Total temporary impaired securities	$23,041	$(1,000)	$1,474	$(693)	$24,515	$(1,693)
Preneed cemetery trust investment security transactions recorded in Interest expense in our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Investment income	$693	$543
Realized gains	38	539
Realized losses	(430)	(188)
Expenses and taxes	(381)	(558)
Increase (decrease) in deferred preneed cemetery receipts held in trust	80	(336)
	$—	$—

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Purchases	$(4,161)	$(8,160)
Sales	5,009	8,537
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2013 and March 31, 2014 were as follows (in thousands):

	December 31, 2013	March 31, 2014
Preneed funeral trust investments, at market value	$100,005	$103,104
Less: allowance for contract cancellation	(2,861)	(2,900)
Preneed funeral trust investments, net	$97,144	$100,204
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. During the three months ended March 31, 2014, we reclassified $0.4 million of U.S. Agency obligations from Level 1 investments to Level 2 investments due to reduced trading activity of these securities which caused the fair market price to be determined by other inputs other than quoted prices. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,531	$—	$—	$14,531
Fixed income securities:
U.S. treasury debt	1	2,210	41	(41)	2,210
U.S. agency obligations	2	388	9	(5)	392
Foreign debt	2	3,146	198	(4)	3,340
Corporate debt	2	26,183	597	(1,120)	25,660
Preferred stock	2	16,712	678	(113)	17,277
Mortgage backed securities	2	1	—	—	1
Common stock	1	11,997	3,015	(543)	14,469
Mutual funds:
Equity	1	11,710	2,902	(5)	14,607
Fixed income	2	5,399	144	(113)	5,430
Other investments	2	4,379	—	(26)	4,353
Trust securities		$96,656	$7,584	$(1,970)	$102,270
Accrued investment income		$834			$834
Preneed funeral trust investments					$103,104
Fair market value as a percentage of cost					105.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$676
Due in one to five years	6,153
Due in five to ten years	9,021
Thereafter	33,030
Total	$48,880

The cost and fair market values associated with preneed funeral trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,631	$—	$—	$14,631
Fixed income securities:
U.S. treasury debt	1	2,212	47	(54)	2,205
U.S. agency obligations	1	401	8	(7)	402
Foreign debt	2	2,726	115	(2)	2,839
Corporate debt	2	27,993	375	(957)	27,411
Preferred stock	2	15,949	292	(282)	15,959
Mortgage back securities	2	1	—	—	1
Common stock	1	10,681	2,092	(237)	12,536
Mutual funds:
Equity	1	11,632	2,708	(22)	14,318
Fixed income	2	5,455	88	(179)	5,364
Other investments	2	3,686	—	(26)	3,660
Trust securities		$95,367	$5,725	$(1,766)	$99,326
Accrued investment income		$679			$679
Preneed funeral trust investments					$100,005
Market value as a percentage of cost					104.2%
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
We have determined that the unrealized losses in our preneed funeral trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. At March 31, 2014, we had corporate debt and equity investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2014 and December 31, 2013, are shown in the following tables (in thousands):

	March 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$828	$(41)	$828	$(41)
U.S. agency obligations	—	—	152	(5)	152	(5)
Foreign debt	346	(4)	—	—	346	(4)
Corporate debt	4,845	(484)	2,312	(636)	7,157	(1,120)
Preferred stock	3,961	(113)	—	—	3,961	(113)
Mutual funds:
Equity	2,645	(528)	91	(14)	2,736	(542)
Equity and other	74	(2)	62	(4)	136	(6)
Fixed income	474	(17)	1,593	(96)	2,067	(113)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$12,345	$(1,148)	$5,082	$(822)	$17,427	$(1,970)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$816	$(54)	$816	$(54)
U.S. agency obligations	—	—	211	(7)	211	(7)
Foreign debt	632	(2)	—	—	632	(2)
Corporate debt	9,620	(460)	640	(497)	10,260	(957)
Preferred stock	9,918	(282)	—	—	9,918	(282)
Mutual funds:
Equity	954	(152)	626	(85)	1,580	(237)
Equity and other	314	(13)	195	(9)	509	(22)
Fixed income	865	(43)	1,420	(136)	2,285	(179)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$22,303	$(952)	$3,952	$(814)	$26,255	$(1,766)
Preneed funeral trust investment security transactions recorded in Interest expense in the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Investment income	$606	$645
Realized gains	5,127	494
Realized losses	(5,332)	(198)
Expenses and taxes	(248)	(405)
Decrease in deferred preneed funeral receipts held in trust	(153)	(536)
	$—	$—

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Purchases	$(3,186)	$(6,990)
Sales	3,915	7,537

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At March 31, 2014, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $20.8 million and $8.3 million, respectively, of which $9.5 million is presented in Accounts receivable and $19.6 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.8 million and $3.9 million at December 31, 2013 and March 31, 2014, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 5.0% of the total receivables on recognized sales at March 31, 2014. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2014, the change in the allowance for contract cancellations was as follows (in thousands):

March 31, 2014
Beginning balance	$1,347
Write-offs and cancellations	(365)
Provision	442
Ending balance	$1,424
The aging of past due financing receivables as of March 31, 2014 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$626	$265	$192	$841	$1,924	$18,675	$20,599
Deferred revenue	255	104	110	344	813	7,736	8,549
Total contracts	$881	$369	$302	$1,185	$2,737	$26,411	$29,148

The aging of past due financing receivables as of December 31, 2013 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$895	$372	$266	$683	$2,216	$18,628	$20,844
Deferred revenue	355	191	85	271	902	7,890	8,792
Total contracts	$1,250	$563	$351	$954	$3,118	$26,518	$29,636

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2013 and March 31, 2014, receivables from preneed trusts were as follows (in thousands):

	December 31, 2013	March 31, 2014
Preneed trust funds, at cost	$11,511	$12,101
Less: allowance for contract cancellation	(345)	(363)
Receivables from preneed trusts, net	$11,166	$11,738

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at March 31, 2014 and December 31, 2013. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of March 31, 2014
Cash and cash equivalents	$2,839	$2,839
Fixed income investments	6,752	6,764
Mutual funds and common stocks	2,495	2,576
Annuities	15	15
Total	$12,101	$12,194

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2013
Cash and cash equivalents	$2,657	$2,657
Fixed income investments	6,344	6,355
Mutual funds and common stocks	2,484	2,561
Annuities	26	26
Total	$11,511	$11,599

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $289.9 million and $294.7 million at December 31, 2013 and March 31, 2014, respectively, and are not included on our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2013 and March 31, 2014 were as follows (in thousands):

	December 31, 2013	March 31, 2014
Trust assets, at fair value	$42,342	$43,529
Obligations due to (from) trust	(449)	37
Care trusts’ corpus	$41,893	$43,566

The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2014. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2014 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$602	$—	$—	$602
Fixed income securities:
Foreign debt	2	2,378	149	(3)	2,524
Corporate debt	2	18,641	323	(839)	18,125
Preferred stock	2	11,244	376	(86)	11,534
Mortgage back securities	2	1	—	—	1
Common stock	1	8,478	2,052	(414)	10,116
Trust securities		$41,344	$2,900	$(1,342)	$42,902
Accrued investment income		$627			$627
Cemetery perpetual care trust investments					$43,529
Fair market value as a percentage of cost					103.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,871
Due in five to ten years	5,969
Thereafter	22,344
$32,184
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost		Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$973		$—	$—	$973
Fixed income securities:
Foreign debt	2	2,062		87	(2)	2,147
Corporate debt	2	19,773		236	(691)	19,318
Preferred stock	2	10,668		110	(165)	10,613
Common stock	1	7,539		1,417	(178)	8,778
Trust securities		$41,015	41,015,000	$1,850	$(1,036)	$41,829
Accrued investment income		$513				$513
Cemetery perpetual care investments						$42,342
Market value as a percentage of cost						102.0%

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
We have determined that the unrealized losses in our perpetual care trust investments are considered temporary in nature, as the unrealized losses were due to temporary fluctuations in interest rates and equity prices. The investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We believe that none of the securities are other-than-temporarily impaired based on our analysis of the investments. At March 31, 2014, we had corporate debt and equity investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2014 and December 31, 2013, respectively, are shown in the following tables (in thousands):

	March 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$261	$(3)	$—	$—	$261	$(3)
Corporate debt	3,630	(362)	1,732	(477)	5,362	(839)
Preferred stock	2,995	(86)	—	—	2,995	(86)
Common stock	2,019	(403)	69	(11)	2,088	(414)
Total temporary impaired securities	$8,905	$(854)	$1,801	$(488)	$10,706	$(1,342)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$478	$(2)	$—	$—	$478	$(2)
Corporate debt	6,948	(332)	462	(359)	7,410	(691)
Preferred stock	5,811	(165)	—	—	5,811	(165)
Common stock	716	(114)	470	(64)	1,186	(178)
Total temporary impaired securities	$13,953	$(613)	$932	$(423)	$14,885	$(1,036)
Perpetual care trust investment security transactions recorded in Interest expense in our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Undistributable realized gains	$24	$417
Undistributable realized losses	(295)	(149)
Increase (decrease) in Care trusts’ corpus	271	(268)
Total	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenues for the three months ended March 31, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Investment income	$1,411	$1,281
Realized gains (losses), net	398	(242)
Total	$1,809	$1,039
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Purchases	$(2,587)	$(4,935)
Sales	3,121	5,181

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13)are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021, issued in March 2014, is approximately $151.7 million based on the last traded or broker quoted price. The fair value of the convertible junior subordinated debentures outstanding at March 31, 2014 was approximately $28.0 million, based on Bloomberg Finance L.P.’s quotes for the corresponding preferred securities issued by the Trust. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1 – Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock, U.S. treasury debt and equity mutual funds.

•
Level 2 – Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include U.S agency obligations, corporate debt, preferred stocks, foreign debt, mortgage backed securities, certain fixed income securities and fixed income mutual funds.

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of March 31, 2014, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2013 and March 31, 2014 were as follows (in thousands):

	December 31, 2013	March 31, 2014
Prepaid agreements not to compete, net of accumulated amortization of $4,807 and $4,947, respectively	$1,299	$1,354
Deferred loan costs, net of accumulated amortization of $1,252 and $1,423, respectively	2,602	2,431
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,095	2,949	—
Convertible subordinated notes issuance costs, net of accumulated amortization of $44	—	3,940
Tradenames	5,430	5,411
Other	—	280
Deferred charges and other non-current assets	$12,280	$13,416
Agreements not to compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $19,800 and $140,000 for the three months ended March 31, 2013 and 2014, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. In connection with the redemption of our convertible junior subordinated debentures, we wrote-off the related unamortized origination costs of approximately $2.9 million in March 2014. The debt issuance costs related to our convertible subordinated notes issued in March 2014 are being amortized using the effective interest method over the seven year term of the notes. Our tradenames have indefinite lives and therefore are not amortized.

13.	LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013	March 31, 2014
Revolving credit facility, secured, floating rate	$36,900	$—
Term loan, secured, floating rate	117,000	114,000
Acquisition debt	1,866	1,695
Less: current portion	(13,224)	(13,912)
Total long-term debt	$142,542	$101,783
As of March 31, 2014, we had a $255 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility matures on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of March 31, 2014, we had no outstanding borrowings under the revolving credit facility and $114.0 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At March 31, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2014 was 2.7%.
On February 27, 2014, we entered into a fourth amendment to the Credit Facility which (a) allows us to issue senior unsecured debt in an amount not to exceed $150 million when aggregated with any subordinated debt or convertible subordinated debt issued by us and (b) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain of senior unsecured debt, subordinated debt or convertible subordinated debt.
Refer to Note 22 for additional information concerning our Credit Facility.
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

We were in compliance with the covenants contained in the Credit Facility as of March 31, 2014. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through June 29, 2014 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2014, the leverage ratio was 2.18 to 1.00 and the fixed charge coverage ratio was 1.83 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the notes bear interest ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 9.5% to 10.0%. Original maturities range from five to twenty years.

14.	CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due 2021 (the “Notes”). The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Notes bear interest at 2.75%. Interest on the Notes accrue from March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2014.
The Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events as described in the Indenture.
The Notes mature on March 15, 2021, unless earlier converted or purchased by us. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020, if certain conditions are met. We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.
The conversion option of the Notes is not an embedded derivative. In order to be a derivative, the conversion feature would need to be able to be settled in cash, or an instrument readily convertible to cash. We do not intend to issue a registration statement for the resale of the common stock issuable upon conversion. Thus, the shares that the holder will receive upon conversion are not readily convertible to cash.
We have recorded the issuance of the Notes per the guidance provided under ASC 470, Topic 20, Debt with Conversion and Other Options, which requires that we separate the Notes into a liability component and an equity component. The carrying amount of the liability is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the liability component was determined based on a bond discount rate of 6.75%. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes and is recorded in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheet. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense using the effective interest method. The expected life of the liability component will not be reassessed in subsequent periods unless the terms are modified.
Subsequent to the issuance of the Notes, we accrued for additional transaction costs of $0.8 million. Total transaction costs of $5.1 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets and are being amortized using the effective interest method over the seven year term of the Notes. Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Notes as two separate components results in a basis difference associated with the liability component which represents a temporary difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Notes.
The carrying values of the liability and equity components of the Notes at March 31, 2014 are reflected in our consolidated balance sheets as follows (in thousands):

March 31, 2014
Long-term liabilities:
Principal amount	$143,750
Unamortized discount of liability component	(31,489)
Carrying value of the liability component	$112,261

Equity component carrying value	$31,660
The fair value of the Notes, which are Level 2 measurements, was $151.7 million at March 31, 2014.
Interest expense for the three months ended March 31, 2014 included contractual coupon interest expense of $0.1 million and amortization of debt issuance costs of $44,000. Accretion of the discount on the convertible subordinated notes was $0.2 million for the three months ended March 31, 2014.
The unamortized discount is being amortized over the remaining term of seven years. The effective interest rate on the liability component for the three months ended March 31, 2014 was 6.75%.
We received proceeds of approximately $143.75 million and paid transactions costs of approximately $4.3 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. For further discussion of the redemption of the convertible junior subordinated debentures, refer to Note 15 herein.

15.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) in June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities have a liquidation amount of $50 per unit and are convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The convertible junior subordinated debentures and the TIDES mature in 2029, and the TIDES are guaranteed on a subordinated basis by the Company. Both the convertible junior subordinated debentures and the TIDES contain a provision for the deferral of distributions for up to 20 consecutive quarters. During the period in which distribution payments are deferred, distributions will continue to accumulate at the 7% annual rate. Also, the deferred distributions will themselves accumulate distributions at the annual rate of 7%. During the period in which distributions are deferred, Carriage is prohibited from paying dividends on its common stock or repurchasing its common stock, with limited exceptions. There are no deferred distributions at March 31, 2014.
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption dated. Redemption period for the TIDES ended April 16, 2014. In March 2014, we used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. At December 31, 2013 and March 31, 2014, amounts outstanding under the convertible junior subordinated debentures totaled $89.8 million and $27.9 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES
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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before the Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the Court granted Defendants’ motion to disqualify Plaintiffs’ counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and Plaintiffs’ counsel moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The Court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. The parties have now reached a proposed class settlement and the Court has granted its preliminary approval of such settlement by order dated March 19, 2014. As such, notice of the class settlement shall be provided pursuant to the Preliminary Order Approving Class Action Settlement. The final approval hearing is scheduled to take place on June 23, 2014. Except for those actions necessary to carry out the parties’ contemplated settlement, the lawsuit has been stayed pending determination of the final approval of the settlement.

17.	STOCKHOLDERS’ EQUITY
Stock Options
As of March 31, 2014, there were 1,414,421 stock options outstanding and 1,243,521 stock options which remain unvested. On February 25, 2014, we granted 457,700 options to certain employees at a grant price of $20.26. On March 3, 2014, we granted 300,000 options to three executives at a grant price of $20.49. These options will vest in 33.33% increments over a three year period and have a five year term. The value of these stock options is approximately $3.9 million.
The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, as indicated by grant date:

	February 25, 2014	March 3, 2014
Dividend yield	0.494%	0.488%
Expected volatility	33.37%	33.28%
Risk-free interest rate	0.995%	0.949%
Expected life (years)	3.71	3.73
Black-Scholes value	$5.15	$5.20
We recorded pre-tax stock-based compensation expense for stock options totaling $47,000 and $265,000 for the three months ended March 31, 2013 and 2014, respectively. The significant increase in expense for the three months ended March 31, 2014 was due to the large number of stock option grants in the first quarter of 2014 at a a significantly higher grant price compared to prior grants.
Employee Stock Purchase Plan
During the first quarter of 2014, employees purchased a total of 18,471 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $15.50 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $99,000 and $116,000 for the three months ended March 31, 2013 and 2014, respectively.

The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1, 2014) associated with the four quarterly purchase dates using the following assumptions:

2014
Dividend yield	0.6%
Expected volatility	33.37%
Risk-free interest rate	0.07%, 0.09%, 0.11%, 0.13%
Expected life (years)	0.25, 0.50, 0.75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of the purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers, directors and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33.33% increments over four or three year terms, respectively. During the first quarter of 2014, we awarded a grant of 200,000 shares of restricted stock to three officers. These shares vest in 25% increments over a four year period and have an aggregate grant date market value of $4.1 million.
Related to the vesting of restricted stock awards awarded to our officers, employees and directors, we recorded $313,000 and $349,000 of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended March 31, 2013 and 2014, respectively.
As of March 31, 2014, we had $6.0 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.8 years.
Performance-Based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) granted performance-based awards (the “PBS Awards”) with both market and service vesting conditions to certain officers, employees and outside directors. No PBS Awards were granted during fiscal year 2013. To the extent vested, each PBS Award represented the right to receive a specified number of shares of our common stock, subject to the grantee’s payment, with respect to each share of common stock subject to such PBS Award, of an amount equal to the greater of (a) the then-current market price per share of our common stock on the date such PBS Award was granted plus $0.50 or (b) $9.00. Each PBS Award would have vested if on or before the fifth anniversary of the applicable grant date, the closing price of our common stock was greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, subject to the applicable grantee’s continuous employment or service relationship with us through such date (the “Price Vesting Date”). However, if the Price Vesting Date occurred prior to the first anniversary of the grant date, then each PBS Award would not vest until the first anniversary of such grant date, subject to the applicable grantee's continued employment or service relationship with us through the first anniversary of the grant date.
On January 3, 2014, we offered all grantees who held outstanding PBS Awards an opportunity to surrender their PBS Awards to us in exchange for cash payments equal to the product of (i) the difference between (x) $19.00 and (y) the applicable purchase price under their respective PBS Awards and (ii) the number of shares of our common stock subject to their PBS Awards (the “Cash Out Payments”). All outstanding PBS Awards were surrendered to us and canceled in exchange for Cash Out Payments of approximately $16.1 million.
Director Compensation Policy
Our Director Compensation Policy provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director

Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which will be held on May 21, 2014.
We recorded $133,000 and $175,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended March 31, 2013 and 2014, respectively, related to the director fees, annual retainers and deferred compensation amortization.
Cash Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on March 3, 2014 to record holders of our common stock as of February 13, 2014. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2013	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	9,816
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(9,816)
Balance at March 31, 2014	$—

18.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2014	$44,159	$11,688	$—	$55,847
Three months ended March 31, 2013	$45,051	$12,264	$—	$57,315
Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2014	$14,355	$3,303	$(14,952)	$2,706
Three months ended March 31, 2013	$14,694	$3,891	$(8,896)	$9,689
Total assets:
March 31, 2014	$507,499	$226,282	$35,651	$769,432
December 31, 2013	$502,525	$227,520	$16,554	$746,599

19.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Revenues
Goods
Funeral	$17,962	$17,418
Cemetery	7,149	7,115
Total goods	$25,111	$24,533
Services
Funeral	$24,855	$24,242
Cemetery	2,611	2,652
Total services	$27,466	$26,894
Financial revenue
Preneed funeral commission income	$508	$564
Preneed funeral trust earnings	1,726	1,935
Cemetery trust earnings	2,194	1,584
Cemetery finance charges	310	337
Total financial revenue	$4,738	$4,420
Total revenues	$57,315	$55,847

Cost of revenues
Goods
Funeral	$14,028	$13,866
Cemetery	5,124	5,213
Total goods	$19,152	$19,079
Services
Funeral	$11,912	$11,919
Cemetery	1,643	1,724
Total services	$13,555	$13,643
Financial expenses
Preneed funeral commissions	$397	$247
Trust administration fees	63	30
Total financial expenses	$460	$277
Total cost of revenues	$33,167	$32,999
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

20.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31,
	2013	2014
Cash paid for interest	$3,269	$2,801
Cash paid (refunded) for income taxes	(77)	296
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	—	8,002
Restricted common stock withheld for payroll taxes	1,020	1,079
Net (deposits) withdrawals from preneed funeral trusts	726	(3,060)
Net (deposits) withdrawals from preneed cemetery trusts	375	(1,134)
Net (deposits) withdrawals from perpetual care trusts	1,372	(493)
Net (increase) decrease in preneed receivables	(959)	271
Net deposits of receivables from preneed trusts	(1,063)	(571)
Net change in preneed funeral receivables increasing deferred revenue	2,049	513
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	568	(550)
Net deposits (withdrawals) into/from preneed funeral trust accounts increasing (decreasing) deferred preneed funeral receipts held in trust	(726)	3,060
Net deposits (withdrawals) into/from cemetery trust accounts increasing (decreasing) deferred cemetery receipts held in trust	(375)	1,134
Net deposits (withdrawals) from perpetual care trust accounts increasing (decreasing) perpetual care trusts’ corpus	(833)	1,014

21.	EARNINGS PER SHARE
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
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2013 and 2014:

	For the Three Months Ended March 31,
	2013	2014
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$5,409	$1,651
Less: Earnings allocated to unvested restricted stock	(139)	(37)
Income attributable to continuing operations	$5,270	$1,614

Numerator from discontinued operations
Income (loss) from discontinued operations	$(151)	$567
Less: Earnings allocated to unvested restricted stock	3	(13)
Income (loss) attributable to discontinued operations	$(148)	$554

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	485	—
	$485	$—

Income attributable to continuing operations	$5,756	$1,614
Income (loss) attributable to discontinued operations	$(148)	$554

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	17,657	17,984
Effect of dilutive securities:
Stock options	197	159
Convertible junior subordinated debentures	4,392	—
Denominator for diluted earnings per common share - weighted average shares outstanding	22,246	18,143

Basic earnings (loss) per common share:
Continuing operations	$0.30	$0.09
Discontinued operations	$(0.01)	$0.03
Basic earnings per common share	$0.29	$0.12

Diluted earnings (loss) per common share:
Continuing operations	$0.26	$0.09
Discontinued operations	$(0.01)	$0.03
Diluted earnings per common share	$0.25	$0.12

The fully diluted weighted average shares outstanding for the three months ended March 31, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three months ended March 31, 2014, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact.

22.	SUBSEQUENT EVENTS
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provides for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan so that $125 million will be outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment becomes effective upon the consummation of the SCI Acquisition. We currently anticipate that the SCI Acquisition will close in the second quarter of 2014. Borrowings under the term loan facility are subject to amortization payments of 7.5% of the principal amount in the first two years following the Fifth Amendment effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter. Obligations under the Fifth Amendment mature on March 31, 2019. The Fifth Amendment also modifies the financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter.
As of April 16, 2014, we completed the redemption of our convertible junior subordinated debentures.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the consummation of the SCI Acquisition, any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the execution of our Standards Operating Model;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	ability to find and retain skilled personnel;

•	the effects of competition;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	our ability to generate preneed sales;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry;

•	our ability to consummate the SCI Acquisition; and

•	other factors and uncertainties inherent in the deathcare industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of March 31, 2014, we operated 161 funeral homes in 26 states and 31 cemeteries in 10 states. Substantially all administrative activities are conducted in our home office in Houston, Texas.
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
Our funeral volumes have increased from 23,010 in 2009 to 29,996 in 2013 (compounded annual increase of 6.9%). Our funeral operating revenue, excluding financial revenue, has increased from $120.6 million in 2009 to $154.7 million in 2013 (compounded annual increase of 6.4%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $5.8 million in 2009 to $9.3 million in 2013. We experienced a decrease of 3.4% in volumes and 2.7% in funeral operating revenues in the first three months of 2014 compared to the first three months of 2013, primarily due to a decrease in same store volumes and revenues.
The percentage of funeral services involving cremations has increased from 40.6% for the year ended 2009 to 46.8% for the year ended 2013, and was 46.4% for the first three months of 2014. On a same store basis, the cremation rate has risen to 46.6% for the first three months of 2014, up from 46.1% for the year ended December 31, 2013, and 45.8% for the comparable three month period in 2013. The cremation rate for our acquired funeral home businesses was 46.1% for the first three months of 2014 compared to 48.7% for the comparable three month period in 2013.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% of our cemetery revenues for the year ended December 31, 2013 related to preneed sales of interment rights and related merchandise and services. For the three months ended March 31, 2014, those preneed sales were approximately 46.0% of total cemetery revenues. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery revenues. Cemetery revenues from investment earnings on trust funds were approximately $1.9 million, or 16.4% of total cemetery revenues, for the three months ended March 31, 2014, down from $2.5 million, or 20.4% of total cemetery revenues for the three months ended March 31, 2013. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2009 through 2013 was characterized by varying levels of operating revenues yet increasing field-level profit margins. Cemetery operating revenue increased from $39.3 million in 2009 to $40.5 million in 2013. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on the growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2014 is designated to expand our cemetery product offerings.
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of March 31, 2014, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of the assets is in compliance with applicable laws.

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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. During 2013, we acquired two funeral homes, one in Tennessee and one in Georgia. The consideration paid for the 2013 acquisitions was $13.7 million. Additionally, we purchased land for approximately $6.0 million in 2013 to be used for future funeral expansions. We have not acquired any businesses to date in 2014.
Financial Highlights
Net income from continuing operations for the three months ended March 31, 2014 totaled $1.7 million, equal to $0.09 per diluted share, compared to net income from continuing operations for the three months ended March 31, 2013, which totaled $5.4 million, equal to $0.26 per diluted share. Net income from continuing operations for the three months ended March 31, 2014 included a loss of approximately $3.8 million on the redemption of our convertible junior subordinated debentures. Total revenue for the three months ended March 31, 2014 was $55.8 million, a decrease of 2.6% for the comparable period in 2013. Our funeral segment experienced a decrease in revenue and gross profit during the three months ended March 31, 2014 primarily as a result of a decrease in same store contracts compared to the same period of 2013. The cemetery segment experienced decreases in revenue during the three months ended March 31, 2014 due to lower preneed property sales and lower trust earnings offset, in part, by increased at-need revenue and margin. Gross profit for these segments decreased as a result of lower revenues in the three months ended March 31, 2014 as compared to the same period in 2013. We experienced increases in general and administrative expenses due to increases in severance costs, incentive and stock-based compensation, acquisition and divestiture expenses and consulting costs.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending March 31, 2014. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
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
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable trust income.” The Withdrawable trust income, pre-tax, totaled $0.5 million and $0.2 million for the three months ended March 31, 2013 and 2014, respectively. While the Withdrawable trust income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable trust income is treated as a special item in our Non-GAAP net income calculation.

	For the Three Months Ended March 31,
(In millions)	2013	2014
Net income from continuing operations, as reported	$5.4	$1.7

After-tax special items:
Withdrawable trust income	0.3	0.1
Acquisition and divestiture expenses	—	0.5
Severance costs	0.1	0.2
Other incentive compensation	—	0.6
Consulting fees	—	0.1
Loss on redemption of convertible junior subordinated debentures	—	2.3
Accretion of discount on convertible subordinated notes	—	0.1
Other	0.2	(0.2)
Non-GAAP net income	$6.0	$5.4
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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in this Form 10-Q. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.
RECENT DEVELOPMENTS
On January 3, 2014, we cancelled all the outstanding Performance-Based Stock Awards (the “PBS Awards”). All holders of the PBS Awards surrendered their outstanding shares in exchange for a cash payout of approximately $16.1 million. See Item 1, Notes to the Consolidated Financial Statements, Note 17 for additional information.
On January 16, 2014, we sold a cemetery business in Florida that was held for sale at December 31, 2013 for approximately $0.2 million in cash. See Item 1, Notes to the Consolidated Financial Statements, Note 4 for additional information.

On February 27, 2014, we entered into a fourth amendment to our Credit Facility which (a) allows us to issue senior unsecured debt in an amount not to exceed $150 million when aggregated with any subordinated debt or convertible subordinated debt issued by us and (b) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain of senior unsecured debt, subordinated debt or convertible subordinated debt.
On March 3, 2014, certain of our subsidiaries entered into an Asset Sale Agreement with SCI to acquire four funeral businesses and one cemetery business in the New Orleans, Louisiana region and two funeral businesses in the Northern Virginia region for an aggregate purchase price of $54.9 million. Under the Asset Sale Agreement, we will acquire the properties, leasehold interests, assets and rights and assume certain liabilities of the businesses being acquired. The closing of the SCI Acquisition is subject to certain closing conditions, including, but not limited to, approval by the Federal Trade Commission. We currently anticipate that the SCI Acquisition will close in the second quarter of 2014.
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
On March 19, 2014 , we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due 2021 (the “Notes”). The Notes have not been registered under the Securities Act of 1933, as amended, and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes bear interest at 2.75%. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. See Item 1, Notes to the Consolidated Financial Statements, Notes 14 and 15 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for additional information.
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provides for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan so that $125 million will be outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment becomes effective upon the consummation of the SCI Acquisition. We currently anticipate that the SCI Acquisition will close in the second quarter of 2014. Borrowings under the term loan facility are subject to amortization payments of 7.5% of the principal amount in the first two years following the Fifth Amendment effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter. Obligations under the Fifth Amendment mature on March 31, 2019. The Fifth Amendment also modifies the financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter.
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three months ended March 31, 2013 and 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2009 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2008 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from the funeral home operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2014.
Three months ended March 31, 2013 compared to three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$33,671	$31,482	$(2,189)	(6.5)%
Acquired operating revenue	9,146	10,178	1,032	11.3%
Preneed funeral insurance commissions	508	564	56	11.0%
Preneed funeral trust earnings	1,726	1,935	209	12.1%
Total	$45,051	$44,159	$(892)	(2.0)%

Operating profit:
Same store operating profit	$13,664	$12,103	$(1,561)	(11.4)%
Acquired operating profit	3,213	3,772	559	17.4%
Preneed funeral insurance commissions	110	317	207	188.2%
Preneed funeral trust earnings	1,712	1,928	216	12.6%
Total	$18,699	$18,120	$(579)	(3.1)%
Funeral home same store operating revenues for the three months ended March 31, 2014 decreased $2.2 million, or 6.5%, when compared to the three months ended March 31, 2013. Same store operating contracts decreased from 6,435 in the first quarter of 2013 to 6,049 in the first quarter of 2014, while the average revenue per contract remained flat at $5,469 for the three months ended March 31, 2014. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased $29 from $5,233 for the three months ended March 31, 2013 to $5,204 for the three months ended March 31, 2014. The number of traditional burial contracts decreased 8.7%, while the average revenue per burial contract increased 2.6% from $8,280 in 2013 to $8,496 in 2014. The cremation rate for same store businesses increased from 45.8% in 2013 to 46.6% in 2014, while the number of cremation contracts decreased 4.5%. The average revenue per same store cremation contract decreased 2.6% to $3,010. Cremations with services declined from 33.5% of total cremation contracts in the first quarter of 2013 to 31.3% in the first quarter of 2014. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.5% of the total number of contracts in the first quarter of 2014, decreased slightly to $2,174.
Same store operating profit for the three months ended March 31, 2014 decreased $1.6 million, or 11.4%, from the comparable three months of 2013, and as a percentage of funeral same store operating revenue, decreased to 38.4% from 40.5%. The decrease in operating profit is primarily the result of the decrease in revenue, offset in part, by better management of costs including salaries and benefits and field insurance expenses.
Funeral home acquired revenues for the three months ended March 31, 2014 increased $1.0 million, or 11.3%, when compared to the three months ended March 31, 2013, as we experienced a 5.7% increase in the number of contracts, and an increase of 6.1%, to $5,299, in the average revenue per contract for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 5.3% to $5,185. The number of traditional burial contracts increased 11.0%, and the average revenue per burial contract increased 6.5% to $8,113. The cremation rate for the acquired businesses was 46.1% for the first quarter of 2014 compared to 48.7% in the first quarter of 2013. The average revenue per cremation contract increased 1.8% to $3,102 for the first quarter of 2014, while the number of cremation contracts remained flat at 904 for the three months ended March 31, 2014. Cremations with services decreased from 35.1% in the three months ended March 31, 2013 to 33.3% for the three months ended March 31, 2014. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the acquired businesses serve primarily traditional burial families.
Acquired operating profit for the three months ended March 31, 2014 increased $0.6 million, or 17.4%, from the comparable three months of 2013 and, as a percentage of revenue from acquired businesses, was 37.1% for the first quarter of 2014 compared to 35.1% for the first quarter of 2013. Salaries and benefits of acquired operations, as a percentage of revenue, are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 11.9% in revenue and 23.2% in operating profit in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of higher earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2014.
Three months ended March 31, 2013 compared to three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$9,691	$9,712	$21	0.2%
Acquired operating revenue	69	55	(14)	n/a
Cemetery trust earnings	2,194	1,584	(610)	(27.8)%
Preneed cemetery finance charges	310	337	27	8.7%
Total	$12,264	$11,688	$(576)	(4.7)%

Operating profit:
Same store operating profit	$3,020	$2,839	$(181)	(6.0)%
Acquired operating loss	(27)	(9)	18	n/a
Cemetery trust earnings	2,146	1,561	(585)	(27.3)%
Preneed cemetery finance charges	310	337	27	8.7%
Total	$5,449	$4,728	$(721)	(13.2)%
Cemetery same store operating revenues for the three months ended March 31, 2014 increased slightly to $9,712, or 0.2%, from $9,691 for the three months ended March 31, 2013. Preneed property sales decreased $0.3 million, or 5.7%. We experienced a 6.0% decrease in the number of preened interment rights (property) sold, while the average price per interment remained flat. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 92.1% in the three months ended March 31, 2013 to 91.0% in the three months ended March 31, 2014. Same store at-need revenue increased $0.4 million, or 9.4%, while the number of at-need contracts decreased 2.9%. Revenue from deliveries of preneed merchandise and services declined $0.2 million, or 13.5%.
Cemetery same store operating profit for the three months ended March 31, 2014 decreased $0.2 million, or 6.0%. As a percentage of revenues, cemetery same store operating profit decreased from 31.2% to 29.2%. The decrease in cemetery same store operating profit is primarily a result of an increase in bad debt expense, offset by a decrease in insurance costs.
We acquired one cemetery in the second quarter of 2012 which primarily operates as an at-need business. This is the only cemetery business in this category.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended March 31, 2014 decreased 27.8% when compared to the three months ended March 31, 2013. Earnings from perpetual care trust funds totaled $1.0 million for the three months ended March 31, 2014 compared to $1.6 million for the three months ended March 31, 2013, a decrease of $0.6 million, or 34.4%. Trust earnings recognized upon the delivery of merchandise and service contracts decreased 13.4% from the same period in 2013. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 8.7%.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs for the three months ended March 31, 2014 decreased $0.4 million, or 13.8%, compared to the three months ended March 31, 2013 primarily due to a $0.2 million decrease in regional management salaries and benefits and a $0.2 million decrease in termination expenses.
General and Administrative. General and administrative expenses totaled $9.3 million for the three months ended March 31, 2014, an increase of $3.1 million, or 48.6%, compared to the three months ended March 31, 2013 primarily due to a $0.7 million increase in incentive compensation, $0.8 million increase in stock-based compensation, $0.7 million increase in acquisition and divestiture expenses, $0.6 million increase in termination and consulting expenses, $0.2 million increase in 401(k) matching and $0.1 million increase in public company costs.
Interest Expense. Interest expense, net was $2.6 million and $2.8 million for the three months ended March 31, 2013 and 2014, respectively. Interest expense increased year over year as 2014 includes approximately $0.2 million of additional cash interest paid and debt issuance cost amortization on the Notes which did not occur in 2013.
Loss on redemption of convertible subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption dated. Redemption period for the TIDES ended April 16, 2014. During the first quarter of 2014, approximately $61.9 million in principal amount of the convertible junior subordinated debentures were redeemed. We recognized a total loss of $3.8 million in the three months ended March 31, 2014 as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. For the three months ended March 31, 2014, we recognized a gain of $1.1 million in connection with the purchase of funeral home building previously under a capital lease.
Income Taxes. We recorded income taxes at the estimated effective rate of 37.9% for the year ended December 31, 2013 and 39.0% for the three months ended March 31, 2014. We have approximately $47.3 million of state net operating loss carry forwards that will expire between 2015 and 2035, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At March 31, 2014 the valuation allowance totaled $0.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans for 2014 change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Cash Flows
We began 2014 with $1.4 million in cash and other liquid investments and ended the first quarter with $22.0 million in cash. As of March 31, 2014, we had no outstanding borrowings on our revolving credit facility.

The following table sets forth the elements of cash flow for the three months ended March 31, 2013 and March 31, 2014 (in millions):

	For the Three Months Ended March 31,
	2013	2014
Cash at January 1st	$1.7	$1.4
Cash flow from operating activities	9.9	(1.6)
Acquisitions and new construction	(6.0)	—
Proceeds from the sale of businesses and other assets	2.0	0.2
Net payments on our revolving credit facility, term loan and long-term debt obligations	(4.4)	(40.1)
Proceeds from issuance of convertible subordinated notes	—	143.7
Payment of issuance costs related the convertible subordinated notes	—	(4.4)
Redemption of convertible junior subordinated debentures	—	(61.9)
Payments for performance awards	—	(16.2)
Maintenance capital expenditures	(1.8)	(0.9)
Growth capital expenditures	(0.8)	(4.1)
Dividends on common stock	(0.4)	(0.4)
Excess tax benefit of equity compensation	0.9	5.6
Other financing costs	0.2	0.6
Cash at March 31st	$1.3	$21.9
For the three months ended March 31, 2014 cash used in operating activities was $1.6 million compared to cash provided by operating activities of $9.9 million for the three months ended March 31, 2013. The decrease in cash was primarily due to non-cash adjustments to operating activities of $3.0 million decrease in net income, a $4.9 million deferred tax benefit related to the cash out payments of the performance-based stock awards and a $2.0 million gain recognized on the sale of a cemetery and the purchase of a building previously held as a capital lease offset, in part, by a $2.9 million write-off of unamortized deferred loan costs related to the redemption of the convertible junior subordinated debentures and a $0.8 million increase in stock-based compensation expense as a result of the write-off of unamortized stock-based compensation expense related to the cancellation of our performance-based stock awards. The decrease in cash due to working capital changes was due to a $4.9 million decrease in accounts payable and accrued liabilities as a result of reduction in accruals related to income and property taxes and interest related to the convertible junior subordinated debentures.
Our investing activities resulted in a net cash outflow of $4.8 million for the three months ended March 31, 2014 compared to $6.6 million for the three months ended March 31, 2013. The decrease was due to lower new construction expenditures and lower proceeds from the sale of businesses and other assets, offset by an increase in capital expenditures. We acquired land for approximately $6.0 million in the three months ended March 31, 2013 for funeral home expansion projects. For the three months ended March 31, 2014, we sold a business for approximately $0.2 million compared to net proceeds of $2.0 million for businesses sold in the three months ended March 31, 2013.
For the three months ended March 31, 2014, capital expenditures totaled $5.0 million compared to $2.6 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we purchased two buildings which we previously leased for approximately $3.1 million. Maintenance capital expenditures were $0.9 million in the three months ended March 31, 2014 compared to $1.8 million in the three months ended March 31, 2013. The decrease in maintenance capital expenditures of $0.9 million was primarily due to decreases in expenditures for information technology and infrastructure improvements of $0.4 million and other funeral and cemetery major repair projects of $0.4 million. Additionally, we had a decrease of $0.1 million in vehicles purchased in 2014 as compared to 2013.
Our financing activities resulted in a net cash inflow of $27.0 million for the three months ended March 31, 2014 compared to a net cash outflow of $3.7 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received proceeds of approximately $143.75 million from the issuance of convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.3 million related to the issuance of these notes. In connection of with issuance of the notes, we paid $61.9 million in principal to redeem our outstanding convertible junior subordinated debentures and paid down our revolving credit facility. During the three months ended March 31, 2014, we repaid $3.0 million on our term loan. During the three months ended March 31, 2013, we had net payments of $1.7 million on our Credit Facility and repaid $2.5 million on our term loan. Additionally, during the three months ended March 31, 2014, we paid approximately

$16.1 million related to performance-based stock awards. During the three months ended March 31, 2014, we recognized $5.6 million related to the excess tax benefit of equity compensation.
Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on March 3, 2014 to record holders of our common stock as of February 13, 2014. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of March 31, 2014, we had a $255 million credit facility with Bank of America, N.A. as the Administrative Agent comprised of a $125 million revolving credit facility and a $130 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $40 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on September 30, 2017 and is collateralized by all personal property and funeral home real property in certain states. As of March 31, 2014, we had nothing drawn under the revolving credit facility and $114.0 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At March 31, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2014 was 2.7% .
The outstanding principal of long-term debt and capital lease obligations at March 31, 2014 totaled $117.2 million and consisted of $114.0 million under our term loan and $3.2 million in acquisition indebtedness and capital lease obligations.
On February 27, 2014, we entered into a fourth amendment to our Credit Facility which (a) allows us to issue senior unsecured debt in an amount not to exceed $150 million when aggregated with any subordinated debt or convertible subordinated debt issued by us and (b) allows us to refinance our existing convertible junior subordinated debentures with the proceeds of certain of senior unsecured debt, subordinated debt or convertible subordinated debt.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2014. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through September 30, 2014 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of March 31, 2014, the leverage ratio was 2.18 to 1.00 and the fixed charge coverage ratio was 1.83 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
On April 14, 2014, we entered into a Fifth Amendment which provides, among other things, for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan so that $125 million will be outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment becomes effective upon the consummation of the SCI Acquisition. We currently anticipate that the SCI Acquisition will close in the second quarter of 2014. Borrowings under the term loan facility are subject to amortization payments of 7.5% of the principal amount in the first two years following the Fifth Amendment effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter. Obligations under the Fifth Amendment mature on March 31, 2019. The Fifth Amendment also modifies the financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter.
Convertible Subordinated Notes due 2021
On March 19, 2014 , we issued $143.75 million aggregate principal amount of Notes. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Notes bear interest at 2.75%. Interest on the Notes accrues from March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2014.
The Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events as described in the Indenture.

The Notes mature on March 15, 2021, unless earlier converted or purchased by us. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020, if one or more of the following conditions has been satisfied: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2014, if, for a least 20 trading days, (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of our common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the “Measurement Period”), in which, for each trading day of the Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for such trading day was less than 98% of the product of last reported sale price of our common stock for such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions described in the Indenture. Holders may also convert their Notes at their option at any time beginning on December 15, 2020, and ending on the close of business on the business day immediately preceding the maturity date.
We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.
The conversion option of the Notes is not an embedded derivative. In order to be a derivative, the conversion feature would need to be able to be settled in cash, or an instrument readily convertible to cash. We do not intend to issue a registration statement for the resale of the common stock issuable upon conversion. Thus, the shares that the holder will receive upon conversion are not readily convertible to cash.
We have recorded the issuance of the Notes per the guidance provided under ASC 470, Topic 20, Debt with Conversion and Other Options, which requires that we separate the Notes into a liability component and an equity component. The carrying amount of the liability is calculated by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the liability component was determined based on a bond discount rate of 6.75%. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes and is recorded in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheet. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense using the effective interest method. The expected life of the liability component will not be reassessed in subsequent periods unless the terms are modified.
We received proceeds of approximately $143.75 million and paid transactions costs of approximately $4.3 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
Subsequent to the issuance of the Notes, we accrued additional transaction costs of $0.8 million. Total transaction costs of $5.1 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheet and are being amortized using the effective interest method over the seven year term of the Notes. Equity issuance costs are included in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheet and are not amortized. Additionally, the recognition of the Notes as two separate components results in a basis difference associated with liability component which represents a temporary difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability.
At March 31, 2014, the carrying amount of the equity component was $31.7 million. At March 31, 2014, the principal amount of the liability component was $143.75 million and the net carrying amount was $112.3 million. The unamortized discount of $31.5 million as of March 31, 2014 will be amortized over the remaining term of seven years.
For the three months ended March 31, 2014, we recognized contractual coupon interest expense of $0.1 million and interest expense of $0.2 million related to the accretion of the debt discount. The effective interest rate on the liability component for the three months ended March 31, 2014 was 6.75%. Additionally, we recognized amortization expense of $44,000 related to the debt issuance costs.

Convertible Junior Subordinated Debentures Payable To Affiliate And Company Obligated Mandatorily Redeemable Convertible Preferred Securities of Carriage Services Capital Trust
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust for redemption on April 16, 2014 at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption dated. In March 2014, we used a portion of the net proceeds from the issuance of the Notes to repurchase approximately $61.9 million in principal amount of the convertible junior subordinated debentures and $0.9 million associated with the call premium. At December 31, 2013 and March 31, 2014, amounts outstanding under the convertible junior subordinated debentures totaled $89.8 million and $27.9 million, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2014 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2014 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.5% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2014, we had no outstanding borrowings under our $125 million revolving credit facility and $114.0 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.

The remaining unredeemed convertible junior subordinated debentures, payable to the Trust, pay interest at the fixed rate of 7% and are carried on our Consolidated Balance Sheet at a cost of approximately $27.9 million. The estimated fair value of these securities is estimated to be approximately $28.0 million at March 31, 2014, based on available broker quotes of the corresponding preferred securities issued by the Trust.
The fair value of the Notes due 2021 issued in March 2014 is approximately $151.7 million based on the last traded or broker quoted price.
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
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2014, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In addition to the matters in Note 16 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims, or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustain a loss from a claim, and the insurance carrier disputes coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.

Item 1A.	Risk Factors
There have been no material changes in our risk factors as previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits

Exhibit No.	Description

2.1
Asset Sale Agreement dated as of March 3, 2014, by and among Carriage Services of Louisiana, Inc., Carriage Funeral Holdings, Inc., SCI Louisiana Funeral Services, Inc., S.E. Funeral Homes of Louisiana, LLC and S.E. Funeral Homes of Virginia, LLC. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

4.1
Indenture, dated as of March 19, 2014, by and among Carriage Services, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated herein by reference to Exhibit 4.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

10.1
Fifth Amendment to Credit Agreement dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.

10.2
Fourth Amendment to Credit Agreement dated as of February 27, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

10.3
Purchase Agreement dated as of March 13, 2014 by and among Carriage Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named in Schedule A thereto. Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 19, 2014.

*10.4	First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014.

*10.5	Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and L. William Heiligbrodt dated March 3, 2014.

*10.6	Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.
_______________________________

*	Filed or furnished herewith, as applicable.

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

CARRIAGE SERVICES, INC.
Date:	May 7, 2014	/s/ L. William Heiligbrodt
L. William Heiligbrodt
Executive Vice President and Secretary
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

2.1
Asset Sale Agreement dated as of March 3, 2014, by and among Carriage Services of Louisiana, Inc., Carriage Funeral Holdings, Inc., SCI Louisiana Funeral Services, Inc., S.E. Funeral Homes of Louisiana, LLC and S.E. Funeral Homes of Virginia, LLC. Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

4.1
Indenture, dated as of March 19, 2014, by and among Carriage Services, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated herein by reference to Exhibit 4.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

10.1
Fifth Amendment to Credit Agreement dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.

10.2
Fourth Amendment to Credit Agreement dated as of February 27, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

10.3
Purchase Agreement dated as of March 13, 2014 by and among Carriage Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named in Schedule A thereto. Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 19, 2014.

*10.4	First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014.

*10.5	Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and L. William Heiligbrodt dated March 3, 2014.

*10.6	Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
**101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.