Form 10-Q
period 2014-06-30
CARRIAGE SERVICES INC
filed 2014-08-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2014 was 18,498,656.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$731
Accounts receivable, net of allowance for bad debts of $847 in 2013 and $1,015 in 2014	17,950	18,252
Assets held for sale	3,544	1,354
Inventories	5,300	5,345
Prepaid expenses	4,421	3,345
Other current assets	3,525	3,130
Total current assets	36,117	32,157
Preneed cemetery trust investments	68,341	75,646
Preneed funeral trust investments	97,144	100,347
Preneed receivables, net of allowance for bad debts of $1,825 in 2013 and $1,938 in 2014	24,521	26,439
Receivables from preneed trusts	11,166	11,780
Property, plant and equipment, net of accumulated depreciation of $88,627 in 2013 and $91,795 in 2014	160,690	176,283
Cemetery property	72,911	75,459
Goodwill	221,087	253,573
Deferred charges and other non-current assets	12,280	18,657
Cemetery perpetual care trust investments	42,342	52,812
Total assets	$746,599	$823,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,424	$9,908
Accounts payable	7,046	6,162
Other liabilities	9,939	9,329
Accrued liabilities	12,854	13,301
Liabilities associated with assets held for sale	4,357	360
Total current liabilities	47,620	39,060
Long-term debt, net of current portion	105,642	116,699
Revolving credit facility	36,900	42,400
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	—
Convertible subordinated notes due 2021	—	112,955
Obligations under capital leases, net of current portion	3,786	3,201
Deferred preneed cemetery revenue	55,479	57,394
Deferred preneed funeral revenue	30,588	30,597
Deferred tax liability	11,915	21,890
Other long-term liabilities	1,548	1,220
Deferred preneed cemetery receipts held in trust	68,341	75,646
Deferred preneed funeral receipts held in trust	97,144	100,347
Care trusts’ corpus	41,893	52,304
Total liabilities	590,626	653,713
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,183,000 and 22,427,000 shares issued at December 31, 2013 and June 30, 2014, respectively	222	224
Additional paid-in capital	204,324	212,325
Accumulated deficit	(33,306)	(27,842)
Treasury stock, at cost; 3,922,000 shares at December 31, 2013 and June 30, 2014	(15,267)	(15,267)
Total stockholders’ equity	155,973	169,440
Total liabilities and stockholders’ equity	$746,599	$823,153
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Revenues:
Funeral	$40,436	$42,192	$85,295	$86,157
Cemetery	13,375	14,312	25,639	26,000
	53,811	56,504	110,934	112,157
Field costs and expenses:
Funeral	24,287	26,093	50,463	51,976
Cemetery	7,637	8,054	14,452	15,013
Depreciation and amortization	2,694	2,675	5,162	5,090
Regional and unallocated funeral and cemetery costs	2,313	1,693	5,072	4,073
	36,931	38,515	75,149	76,152
Gross profit	16,880	17,989	35,785	36,005
Corporate costs and expenses:
General and administrative costs and expenses	7,076	6,847	13,358	16,182
Home office depreciation and amortization	372	354	719	695
	7,448	7,201	14,077	16,877
Operating income	9,432	10,788	21,708	19,128
Interest expense	(3,664)	(2,686)	(6,259)	(5,531)
Accretion of discount on convertible subordinated notes	—	(694)	—	(865)
Loss on early extinguishment of debt	—	(1,042)	—	(1,042)
Loss on redemption of convertible junior subordinated debentures	—	—	—	(3,779)
Other income	—	—	—	1,130
Income from continuing operations before income taxes	5,768	6,366	15,449	9,041
Provision for income taxes	(2,192)	(2,483)	(6,469)	(3,526)
Net income from continuing operations	3,576	3,883	8,980	5,515
Income (loss) from discontinued operations, net of tax	568	(637)	423	(51)
Net income	4,144	3,246	9,403	5,464
Preferred stock dividend	—	—	(4)	—
Net income available to common stockholders	$4,144	$3,246	$9,399	$5,464

Basic earnings (loss) per common share:
Continuing operations	$0.20	$0.21	$0.50	$0.30
Discontinued operations	0.03	(0.03)	0.02	—
Basic earnings per common share	$0.23	$0.18	$0.52	$0.30

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.21	$0.46	$0.30
Discontinued operations	0.03	(0.04)	0.02	$(0.01)
Diluted earnings per common share	$0.23	$0.17	$0.48	$0.29

Dividends declared per common share	$0.025	$0.025	$0.05	$0.05
Weighted average number of common and common equivalent shares outstanding:
Basic	17,830	18,123	17,744	18,054
Diluted	17,994	18,247	22,316	18,195

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$9,403	$5,464
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses and purchase of other assets	(146)	(2,039)
Impairment of goodwill	100	1,180
Loss on early extinguishment of debt and other costs	—	1,042
Depreciation and amortization	5,953	5,801
Amortization of deferred financing costs	(36)	456
Accretion of discount on convertible subordinated notes	—	865
Provision for losses on accounts receivable	782	1,338
Stock-based compensation expense	1,624	2,782
Deferred income tax expense (benefit)	1,894	(1,884)
Loss on redemption of convertible junior subordinated debentures	—	2,932
Other	210	(8)
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,070)	(1,783)
Inventories and other current assets	1,211	818
Deferred charges and other	24	(174)
Preneed funeral and cemetery trust investments	(1,363)	(10,057)
Accounts payable	(160)	(871)
Accrued and other liabilities	1,265	(2,117)
Deferred preneed funeral and cemetery revenue	(9,755)	345
Deferred preneed funeral and cemetery receipts held in trust	13,879	9,229
Net cash provided by operating activities	22,815	13,319

Cash flows from investing activities:
Acquisitions and land for new construction	(6,051)	(54,850)
Net proceeds from the sale of businesses and other assets	2,736	200
Capital expenditures	(4,468)	(9,693)
Net cash used in investing activities	(7,783)	(64,343)

Cash flows from financing activities:
Net (payments) borrowings on the revolving credit facility	(10,100)	5,500
Net (payments) borrowings on the term loan	(5,000)	8,000
Proceeds from the issuance of convertible subordinated notes	—	143,750
Payment of debt issuance costs related to the convertible subordinated notes	—	(4,650)
Payments on other long-term debt and obligations under capital leases	(307)	(542)
Redemption of convertible junior subordinated debentures	—	(89,748)
Payments for performance-based stock awards	—	(16,150)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	492	863
Dividends on common stock	(906)	(917)
Dividend on redeemable preferred stock	(4)	—
Payment of loan origination costs related to the credit facility	(565)	(797)
Excess tax benefit of equity compensation	1,178	5,069
Net cash provided by (used in) financing activities	(15,212)	50,378

Net decrease in cash and cash equivalents	(180)	(646)
Cash and cash equivalents at beginning of period	1,698	1,377
Cash and cash equivalents at end of period	$1,518	$731
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2014, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Interim Condensed Disclosures
The information for the three and six month periods ended June 30, 2013 and 2014 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction therewith. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on previously reported results of operations, consolidated financial position or cash flows.
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
Accounts receivable included approximately $8.4 million and $8.3 million of funeral receivables at December 31, 2013 and June 30, 2014, respectively, and $8.3 million and $9.6 million of cemetery receivables at December 31, 2013 and June 30, 2014, respectively. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $8.1 million and $7.8 million of funeral receivables at December 31, 2013 and June 30, 2014, respectively, and $16.5 million and $18.6 million of cemetery receivables at December 31, 2013 and June 30, 2014, respectively. Accounts receivable also include minor amounts of other receivables. Bad debt expense totaled $0.3 million and $0.6 million for the three months ended June 30, 2013 and 2014, respectively, and $0.8 million and $1.3 million for the six months ended June 30, 2013 and 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
	(in thousands)
Land	$55,639	$62,435
Buildings and improvements	132,172	141,763
Furniture, equipment and automobiles	61,506	63,880
Property, plant and equipment, at cost	249,317	268,078
Less: accumulated depreciation	(88,627)	(91,795)
Property, plant and equipment, net	$160,690	$176,283
Significant activity in property, plant and equipment during the six months ended June 30, 2014 consisted of assets acquired from certain subsidiaries of Service Corporation International (“SCI”) and the acquisition of previously leased properties. We recorded a gain of approximately $1.1 million on the purchase of one of these properties that we had originally acquired under a capital lease. We recorded depreciation expense of approximately $2.2 million and $2.3 million for the three months ended June 30, 2013 and 2014, respectively, and $4.4 million and $4.5 million for the six months ended June 30, 2013 and 2014, respectively.
Discontinued Operations
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held-for-sale on our Consolidated Balance Sheets, and the operating results are presented on a comparative basis in the discontinued operations section of our Consolidated Statements of Operations. During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013. As of June 30, 2014, we had two businesses classified as held-for-sale. See Note 4 to the Consolidated Financial Statements herein for more information.

Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. During the second quarter of 2014, we acquired six businesses from certain subsidiaries of SCI. See Note 3 to the Consolidated Financial Statements herein for more information concerning this acquisition.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States, and we perform our annual impairment test of goodwill using information as of August 31 of each year. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results.
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 and further discussion of current period activity in Note 5 to the Consolidated Financial Statements herein.
Intangible Assets
Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end.

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
The fully diluted weighted average shares outstanding for the six months ended June 30, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would have been issued upon the conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-45. For the three months ended June 30, 2013, and the three and six months ended June 30, 2014, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of June 30, 2014, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and six months ended June 30, 2014, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value with a corresponding reduction to deferred preneed receipts held in trust. For the three months ended June 30, 2014, we recorded a $0.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.

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
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate.
We do not anticipate a significant increase or decrease in unrecognized tax benefits during the next twelve months.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance is required to be applied no later than our current tax year, which began on January 1, 2014. These regulations are not expected to have a material impact on our financial statements.
See Note 22 for further information regarding income taxes.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2014 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 22 to the Consolidated Financial Statements herein.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Revenue from Contracts with Customers
In May 2014, the FASB created ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

Discontinued Operations and Disclosure of Disposals of Components of an Entity
In April 2014, the FASB modified the requirements for reporting a discontinued operation. The amended definition of “discontinued operations” includes only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity’s operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity’s operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new definition of discontinued operations will significantly reduce the volume of transactions requiring discontinued operation presentation and disclosure. However, the new guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held-for-sale an individually significant component that does not meet the definition of a discontinued operation. The new guidance is effective for all disposals or classifications as held-for-sale that occur in annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity cannot apply the amended guidance to a component or to a business that is classified as held-for-sale before the effective date, even if the component or business is disposed of after the effective date. Early adoption is permitted, but only for disposals or classifications as held-for-sale that have not been reported in previously issued financial statements. We will adopt this new guidance effective January 1, 2015.
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
Our growth strategy includes the execution of our Strategic Acquisition Model. We assess the strategic positioning of acquisition candidates based on the size of the business, competitive standing in the market (market share), market size, market demographics, client family revenue profile (customer preferences), barriers to entry, institutional strength of the brand, and long term volume and price trends. Acquisition candidates are prequalified using our Standards Operating Model and 4E Leadership Model to determine alignment with our operating strategy. The value of the acquisition candidates is based on local market competitive dynamic which allows for appropriate and differentiating enterprise valuations and flexibility to customize the transactions.
On May 15, 2014, we completed the acquisition of six businesses from certain subsidiaries of SCI. We acquired four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia (collectively the “SCI Acquisition”) for $54.9 million. The assets and liabilities were recorded at fair value and included goodwill of $33.8 million. We acquired substantially all of the assets and assumed certain operating liabilities, including obligations associated with existing preneed contracts and certain capital lease obligations. The pro forma impact of the acquisition on the prior periods is not presented since the impact is not material to our Consolidated Financial Statements. The results of the acquired businesses are included in our results of operations from the date of acquisition.

The following table summarizes the fair value of the assets acquired and the liabilities assumed in the SCI Acquisition (in thousands):

Current assets	$1,998
Property, plant & equipment	16,457
Preneed cemetery trust investments	3,632
Preneed funeral trust investments	45
Goodwill	33,826
Deferred charges and other non-current assets	6,208
Cemetery perpetual care investments	7,491
Obligations under capital leases	(1,960)
Deferred preneed cemetery revenue	(1,679)
Deferred preneed cemetery receipts held in trust	(3,632)
Deferred preneed funeral receipts held in trust	(45)
Care trusts' corpus	(7,491)
Cash paid	$54,850
There were no business acquisitions in the six months ended June 30, 2013. We acquired land for approximately $6.0 million during the first quarter of 2013 for funeral home expansion projects.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013 for approximately $0.2 million in cash.
As of June 30, 2014, we had letters of intent outstanding on funeral homes in Ohio and Kentucky; as such, these businesses are no longer reported within our continuing operations. The assets and liabilities associated with these businesses are included in Assets held for sale and Liabilities associated with assets held for sale on our Consolidated Balance Sheet at June 30, 2014 and the operating results are presented on a comparative basis within discontinued operations on our Consolidated Statements of Operations.

Assets and liabilities associated with the businesses held for sale on our Consolidated Balance Sheets at December 31, 2013 and June 30, 2014 consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Assets:
Current assets	$30	$7
Preneed cemetery trust investments	2,477	—
Preneed funeral trust investments	—	137
Preneed receivables	31	—
Property, plant and equipment, net	311	1,193
Goodwill	—	17
Cemetery perpetual care trust investments	695	—
Total	$3,544	$1,354

Liabilities:
Current liabilities	$10	$34
Deferred preneed cemetery revenue	1,185	—
Deferred preneed funeral revenue	—	189
Deferred preneed cemetery receipts held in trust	2,477	—
Deferred preneed funeral receipts held in trust	—	137
Care trusts corpus	685	—
Total	$4,357	$360
The operating results of the discontinued businesses for the three and six months ended June 30, 2013 and 2014, as well as the gain or loss on the disposal, is presented within discontinued operations on our Consolidated Statements of Operations, along with the income tax effect, as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Revenues	$1,289	$380	$2,913	$627

Operating income	$287	$136	$633	$188
Gain (loss) on disposition	630	(1,180)	47	(271)
Income tax (provision) benefit	(349)	407	(257)	32
Income (loss) from discontinued operations	$568	$(637)	$423	$(51)

5.	GOODWILL
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
The following table presents the changes in goodwill on our Consolidated Balance Sheets (in thousands):

Goodwill as of December 31, 2013	$221,087
Increase in goodwill related to acquisitions	33,826
Impairments and changes in previous estimates	(1,323)
Reclassification of assets held-for-sale	(17)
Goodwill as of June 30, 2014	$253,573

The increase to goodwill in the six months ended June 30, 2014 represents the goodwill recorded in connection with the SCI Acquisition completed in May 2014. During the six months ended June 30, 2014, we recorded an impairment of $1.2 million related to a business discontinued in the second quarter of 2014 as the carrying value exceeded fair value. As such, this amount is recorded within discontinued operations on our Consolidated Statement of Operations. Additionally, we recorded a $0.1 million purchase price allocation adjustment related to a funeral home business acquisition completed in November 2013. Our purchase price allocation for this acquisition, as well as the SCI Acquisition, is dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and other intangible assets. Material revisions to the ongoing current estimates may be necessary when the valuation process is completed, which is expected to occur within a year after the respective acquisition closing dates.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2013 and June 30, 2014 are as follows (in thousands):

	December 31, 2013	June 30, 2014
Preneed cemetery trust investments, at fair value	$70,386	$77,790
Less: allowance for contract cancellation	(2,045)	(2,144)
Preneed cemetery trust investments, net	$68,341	$75,646
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2014, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2014. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed cemetery trust investments at June 30, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,342	$—	$—	$2,342
Fixed income securities:
Foreign debt	2	4,835	227	—	5,062
Corporate debt	2	30,451	906	(919)	30,438
Preferred stock	2	18,271	916	(87)	19,100
Mortgage backed securities	2	1	—	—	1
Common stock	1	15,566	4,757	(254)	20,069
Trust securities		$71,466	$6,806	$(1,260)	$77,012
Accrued investment income		$778			$778
Preneed cemetery trust investments					$77,790
Fair market value as a percentage of cost					107.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,578
Due in five to ten years	8,752
Thereafter	39,271
Total	$54,601
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,541	$—	$—	$1,541
Fixed income securities:
Foreign debt	2	3,460	146	(3)	3,603
Corporate debt	2	32,958	386	(1,150)	32,194
Preferred stock	2	17,754	178	(273)	17,659
Mortgage backed securities	2	1	—	—	1
Common stock	1	12,431	2,362	(267)	14,526
Trust securities		$68,145	$3,072	$(1,693)	$69,524
Accrued investment income		$862			$862
Preneed cemetery trust investments					$70,386
Fair market value as a percentage of cost					102.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. During the three months ended June 30, 2014, we recorded a $0.2 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.

At June 30, 2014, we had corporate debt and equity investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2014 and December 31, 2013, are shown in the following tables (in thousands):

	June 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Corporate debt	$5,331	$(395)	$2,015	$(524)	$7,346	$(919)
Preferred stock	1,712	(16)	3,371	(71)	5,083	(87)
Common stock	3,126	(220)	102	(34)	3,228	(254)
Total temporary impaired securities	$10,169	$(631)	$5,488	$(629)	$15,657	$(1,260)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$802	$(3)	$—	$—	$802	$(3)
Corporate debt	11,561	(553)	769	(597)	12,330	(1,150)
Preferred stock	9,601	(273)	—	—	9,601	(273)
Common stock	1,077	(171)	705	(96)	1,782	(267)
Total temporary impaired securities	$23,041	$(1,000)	$1,474	$(693)	$24,515	$(1,693)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Investment income	$1,072	$889	$1,765	$1,432
Realized gains	1,547	1,161	1,585	1,700
Realized losses	(144)	(640)	(574)	(828)
Expenses and taxes	(1,684)	(384)	(2,065)	(942)
Decrease in deferred preneed cemetery receipts held in trust	(791)	(1,026)	(711)	(1,362)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Purchases	$(11,543)	$(13,498)	$(15,705)	$(21,658)
Sales	$13,811	$14,383	$18,820	$22,921

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2013 and June 30, 2014 were as follows (in thousands):

	December 31, 2013	June 30, 2014
Preneed funeral trust investments, at market value	$100,005	$103,237
Less: allowance for contract cancellation	(2,861)	(2,890)
Preneed funeral trust investments, net	$97,144	$100,347
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2014, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended June 30, 2014. During the six months ended June 30, 2014, we reclassified $0.4 million of U.S. Agency obligations from Level 1 investments to Level 2 investments due to reduced trading activity of these securities which caused the fair market price to be determined by other inputs other than quoted prices. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,967	$—	$—	$13,967
Fixed income securities:
U.S. treasury debt	1	2,605	39	(28)	2,616
U.S. agency obligations	2	31	—	—	31
Foreign debt	2	3,886	182	—	4,068
Corporate debt	2	25,165	898	(741)	25,322
Preferred stock	2	15,561	832	(70)	16,323
Mortgage backed securities	2	342	11	(4)	349
Common stock	1	12,737	3,903	(210)	16,430
Mutual funds:
Equity	1	13,858	1,378	(1)	15,235
Fixed income	2	5,332	184	(64)	5,452
Other investments	2	2,838	—	(29)	2,809
Trust securities		$96,322	$7,427	$(1,147)	$102,602
Accrued investment income		$635			$635
Preneed funeral trust investments					$103,237
Fair market value as a percentage of cost					106.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$571
Due in one to five years	6,403
Due in five to ten years	8,092
Thereafter	33,643
Total	$48,709

The cost and fair market values associated with preneed funeral trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,631	$—	$—	$14,631
Fixed income securities:
U.S. treasury debt	1	2,212	47	(54)	2,205
U.S. agency obligations	1	401	8	(7)	402
Foreign debt	2	2,726	115	(2)	2,839
Corporate debt	2	27,993	375	(957)	27,411
Preferred stock	2	15,949	292	(282)	15,959
Mortgage backed securities	2	1	—	—	1
Common stock	1	10,681	2,092	(237)	12,536
Mutual funds:
Equity	1	11,632	2,708	(22)	14,318
Fixed income	2	5,455	88	(179)	5,364
Other investments	2	3,686	—	(26)	3,660
Trust securities		$95,367	$5,725	$(1,766)	$99,326
Accrued investment income		$679			$679
Preneed funeral trust investments					$100,005
Fair market value as a percentage of cost					104.2%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. During the three months ended June 30, 2014, we recorded a $0.1 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2014, we had corporate debt and equity investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2014 and December 31, 2013 are shown in the following tables (in thousands):

	June 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$498	$(2)	$826	$(27)	$1,324	$(29)
Corporate debt	4,298	(318)	1,624	(422)	5,922	(740)
Preferred stock	1,375	(13)	2,709	(57)	4,084	(70)
Mortgage backed securities	—	—	86	(4)	86	(4)
Mutual funds:
Equity	2,589	(182)	85	(28)	2,674	(210)
Equity and other	61	—	20	(1)	81	(1)
Fixed income	219	—	1,457	(64)	1,676	(64)
Other investments	—	—	44	(29)	44	(29)
Total temporary impaired securities	$9,040	$(515)	$6,851	$(632)	$15,891	$(1,147)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$816	$(54)	$816	$(54)
U.S. agency obligations	—	—	211	(7)	211	(7)
Foreign debt	632	(2)	—	—	632	(2)
Corporate debt	9,620	(460)	640	(497)	10,260	(957)
Preferred stock	9,918	(282)	—	—	9,918	(282)
Mutual funds:
Equity	954	(152)	626	(85)	1,580	(237)
Equity and other	314	(13)	195	(9)	509	(22)
Fixed income	865	(43)	1,420	(136)	2,285	(179)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$22,303	$(952)	$3,952	$(814)	$26,255	$(1,766)
Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Investment income	$917	$846	$1,523	$1,491
Realized gains	1,087	2,937	6,214	3,431
Realized losses	(221)	(538)	(5,553)	(736)
Expenses and taxes	(807)	(493)	(1,055)	(898)
Decrease in deferred preneed funeral receipts held in trust	(976)	(2,752)	(1,129)	(3,288)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Purchases	$(7,903)	$(22,526)	$(11,089)	$(29,517)
Sales	$10,313	$22,612	$14,228	$30,149

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At June 30, 2014, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $23.5 million and $9.3 million, respectively, of which $10.3 million is presented in Accounts receivable and $22.5 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.8 million and $4.3 million at December 31, 2013 and June 30, 2014, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.8% of the total receivables on recognized sales at June 30, 2014. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2014, the change in the allowance for contract cancellations was as follows (in thousands):

June 30, 2014
Beginning balance	$1,347
Write-offs and cancellations	(622)
Provision	828
Ending balance	$1,553
The aging of past due financing receivables as of June 30, 2014 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$709	$300	$160	$951	$2,120	$21,097	$23,217
Deferred revenue	309	130	105	418	962	8,655	9,617
Total contracts	$1,018	$430	$265	$1,369	$3,082	$29,752	$32,834

The aging of past due financing receivables as of December 31, 2013 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$895	$372	$266	$683	$2,216	$18,628	$20,844
Deferred revenue	355	191	85	271	902	7,890	8,792
Total contracts	$1,250	$563	$351	$954	$3,118	$26,518	$29,636

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2013 and June 30, 2014, receivables from preneed trusts were as follows (in thousands):

	December 31, 2013	June 30, 2014
Preneed trust funds, at cost	$11,511	$12,144
Less: allowance for contract cancellation	(345)	(364)
Receivables from preneed trusts, net	$11,166	$11,780

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2014 and December 31, 2013. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of June 30, 2014
Cash and cash equivalents	$2,797	$2,797
Fixed income investments	6,971	6,990
Mutual funds and common stocks	2,360	2,440
Annuities	16	16
Total	$12,144	$12,243

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2013
Cash and cash equivalents	$2,657	$2,657
Fixed income investments	6,344	6,355
Mutual funds and common stocks	2,484	2,561
Annuities	26	26
Total	$11,511	$11,599

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $289.9 million and $333.5 million at December 31, 2013 and June 30, 2014, respectively, and are not included on our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2013 and June 30, 2014 were as follows (in thousands):

	December 31, 2013	June 30, 2014
Trust assets, at fair value	$42,342	$52,812
Obligations due from trust	(449)	(508)
Care trusts’ corpus	$41,893	$52,304
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are foreign debt, corporate debt and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended June 30, 2014. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2014 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,229	$—	$—	$1,229
Fixed income securities:
Foreign debt	2	3,288	154	—	3,442
Corporate debt	2	20,811	627	(627)	20,811
Preferred stock	2	12,513	631	(59)	13,085
Common stock	1	10,637	3,251	(175)	13,713
Trust securities		$48,478	$4,663	$(861)	$52,280
Accrued investment income		$532			$532
Cemetery perpetual care trust investments					$52,812
Fair market value as a percentage of cost					107.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,501
Due in five to ten years	5,959
Thereafter	26,878
$37,338
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2013 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$973	$—	$—	$973
Fixed income securities:
Foreign debt	2	2,062	87	(2)	2,147
Corporate debt	2	19,773	236	(691)	19,318
Preferred stock	2	10,668	110	(165)	10,613
Common stock	1	7,539	1,417	(178)	8,778
Trust securities		$41,015	$1,850	$(1,036)	$41,829
Accrued investment income		$513			$513
Cemetery perpetual care investments					$42,342
Fair market value as a percentage of cost					102.0%
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. During the three months ended June 30, 2014, we recorded a $0.1 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. At June 30, 2014, we had corporate debt and equity investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2014 and December 31, 2013 are shown in the following tables (in thousands):

	June 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Corporate debt	$3,639	$(269)	$1,375	$(358)	$5,014	$(627)
Preferred stock	1,164	(11)	2,292	(48)	3,456	(59)
Common stock	2,152	(151)	71	(24)	2,223	(175)
Total temporary impaired securities	$6,955	$(431)	$3,738	$(430)	$10,693	$(861)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$478	$(2)	$—	$—	$478	$(2)
Corporate debt	6,948	(332)	462	(359)	7,410	(691)
Preferred stock	5,811	(165)	—	—	5,811	(165)
Common stock	716	(114)	470	(64)	1,186	(178)
Total temporary impaired securities	$13,953	$(613)	$932	$(423)	$14,885	$(1,036)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Realized gains	$1,063	$897	$1,087	$1,314
Realized losses	(103)	(543)	(398)	(692)
Decrease in care trusts’ corpus	(960)	(354)	(689)	(622)
Total	$—	$—	$—	$—

Perpetual care trust investment security transactions recorded in Cemetery revenues for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Investment income	$1,234	$1,300	$2,469	$2,580
Realized gains, net	334	391	683	150
Total	$1,568	$1,691	$3,152	$2,730
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Purchases	$(7,252)	$(9,200)	$(9,838)	$(14,135)
Sales	$8,674	$9,842	$11,795	$15,022

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13)are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021, issued in March 2014, is approximately $151.1 million based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
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

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of June 30, 2014, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.

12.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2013 and June 30, 2014 were as follows (in thousands):

	December 31, 2013	June 30, 2014
Prepaid agreements not-to-compete, net of accumulated amortization of $4,807 and $5,016, respectively	$1,299	$1,140
Deferred loan costs, net of accumulated amortization of $1,252 and $2,594, respectively	2,602	2,057
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,095	2,949	—
Convertible subordinated notes issuance costs, net of accumulated amortization of $138	—	3,489
Tradenames	5,430	11,619
Other	—	352
Deferred charges and other non-current assets	$12,280	$18,657
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $16,800 and $69,000 for the three months ended June 30, 2013 and 2014, respectively, and $40,000 and $209,000 for the six months ended June 30, 2013 and 2014, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. In connection with the redemption of our convertible junior subordinated debentures, we wrote-off the related unamortized origination costs of approximately $2.9 million in March 2014. See Note 15 to the Consolidated Financial Statements herein for further discussion related to the convertible junior subordinated debentures. Debt issuance costs related to our convertible subordinated notes issued in March 2014 are being amortized using the effective interest method over the seven year term of the notes. See Note 14 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized.

13.	LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013	June 30, 2014
Revolving credit facility, secured, floating rate	$36,900	$42,400
Term loan, secured, floating rate	117,000	125,000
Acquisition debt	1,866	1,415
Less: current portion	(13,224)	(9,716)
Total long-term debt	$142,542	$159,099
As of June 30, 2014, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of June 30, 2014, we had outstanding borrowings under the revolving credit facility of $42.4 million and $125.0 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At June 30, 2014, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2014 was 3.0% and 2.8%, respectively.
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
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon the effectiveness of the Fifth Amendment. The Fifth Amendment became effective upon the closing of the SCI Acquisition on May 15, 2014. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter with the balance payable upon maturity on March 31, 2019. Installment payments are made quarterly beginning September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Credit Facility.
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2014. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2014, the leverage ratio was 2.87 to 1.00 and the fixed charge coverage ratio was 2.50 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the notes bear interest ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 9.5% to 11.0%. Original maturities range from five to twenty years.

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
The Notes mature on March 15, 2021, unless earlier converted or purchased by us. The conversion option of the Notes is not an embedded derivative. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020, if certain conditions are met. We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.
We have recorded the issuance of the Notes per the guidance provided under ASC 470, Topic 20, Debt with Conversion and Other Options, which requires that we separate the Notes into a liability component and an equity component. The carrying amount of the liability is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was determined based on a bond discount rate of 6.75% per year. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes and is recorded in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheet. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense using the effective interest method. The expected life of the liability component will not be reassessed in subsequent periods unless the terms are modified.
Total transaction costs of $4.7 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets and are being amortized using the effective interest method over the seven year term of the Notes. Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Notes as two separate components results in a basis difference associated with the liability component which represents a temporary difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to

APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Notes.
The carrying values of the liability and equity components of the Notes at June 30, 2014 are reflected in our Consolidated Balance Sheets as follows (in thousands):

June 30, 2014
Long-term liabilities:
Principal amount	$143,750
Unamortized discount of liability component	(30,795)
Carrying value of the liability component	$112,955

Equity component carrying value	$17,973
The fair value of the Notes, which are Level 2 measurements, was $151.1 million at June 30, 2014.
Interest expense for the three and six months ended June 30, 2014 included contractual coupon interest expense of $1.0 million and $1.1 million, respectively, and amortization of debt issuance costs of $95,000 and $138,000, respectively. Accretion of the discount on the convertible subordinated notes was $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively.
The unamortized discount is being amortized over the remaining term of seven years. The effective interest rate on the liability component for the three and six months ended June 30, 2014 was 6.75% per year.
We received gross proceeds of $143.75 million and paid transactions costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. Refer to Note 15 herein for further discussion of the redemption of the convertible junior subordinated debentures.

15.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust (the “Trust”), issued 1,875,000 units of 7% convertible preferred securities (TIDES) in June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities had a liquidation amount of $50 per unit and were convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The convertible junior subordinated debentures and the TIDES were due to mature in 2029, and the TIDES were guaranteed on a subordinated basis by the Company. At December 31, 2013 the amount outstanding under the convertible junior subordinated debentures totaled $89.8 million.
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. In the first quarter, we used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. On April 16, 2014, the remaining TIDES principal balance of $27.9 million was redeemed. We incurred interest expense of approximately $0.2 million in the three months ended June 30, 2014 related to the remaining balance of the TIDES.

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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before the Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the court granted Defendants’ motion to disqualify Plaintiffs’ counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and Plaintiffs’ counsel moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. The parties reached a proposed class settlement and the court granted its preliminary approval of such settlement by order dated March 19, 2014. Notice of the class settlement was provided pursuant to the Preliminary Order Approving Class Action Settlement and no settlement class members opted out of the class nor objected to the terms of the settlement. The court issued its final approval of the settlement on June 23, 2014. The parties will now administer the settlement in accordance with its terms.

17.	STOCKHOLDERS’ EQUITY
Stock Options
As of June 30, 2014, there were 1,429,421 stock options outstanding and 1,097,022 stock options which remain unvested. On May 21, 2014, we granted 6,000 options to an employee at an option price of $17.00. On May 22, 2014, we granted 25,000 options to a new employee at an option price of $17.21. These options will vest in 25.00% increments over a four year period and have a six year term. The value of these stock options is approximately $0.1 million.
The fair value of the option grants are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, as indicated by grant date:

	May 21, 2014	May 22, 2014
Dividend yield	0.588%	0.581%
Expected volatility	33.36%	33.35%
Risk-free interest rate	1.170%	1.185%
Expected life (years)	4	4
Black-Scholes value	$4.48	$4.54
We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.1 million and $0.5 million for the three months ended June 30, 2013 and 2014, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2013 and 2014, respectively. The significant increase in expense for the three and six months ended June 30, 2014 was due to a large number of stock option grants in the first six months of 2014 at a a significantly higher option price compared to prior grants.
Employee Stock Purchase Plan
During the second quarter of 2014, employees purchased a total of 14,507 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $14.56 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $88,000 and $73,000 for the three months ended June 30, 2013 and 2014, respectively, and $187,000 and $189,000 for the six months ended June 30, 2013 and 2014, respectively.

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
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 20%, 25% or 33.33% increments over five, four or three year terms, respectively. We did not issue any restricted common stock in the three months ended June 30, 2014.
Related to the vesting of restricted stock awards awarded to our officers and key employees, we recorded $0.3 million and $0.5 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended June 30, 2013 and 2014, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2013 and 2014, respectively.
As of June 30, 2014, we had $5.7 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.6 years.
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
Director Compensation Policy
Our Director Compensation Policy provides for the following: (a) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; (b) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which was held on May 21, 2014. We issued 13,233 shares of common stock for the equity retainer to three independent directors.
We recorded $476,000 and $326,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended June 30, 2013 and 2014, respectively, and $609,000 and $648,000 for the six months ended June 30, 2013 and 2014, respectively, related to the director fees, annual retainers and deferred compensation amortization.
Cash Dividends
During the three months ended June 30, 2014, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on June 2, 2014 to record holders of our common stock as of May 15, 2014. For the six months ended June 30, 2014, we paid approximately $0.9 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2013	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	15,628
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(15,628)
Balance at June 30, 2014	$—

18.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, pre-tax income and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Six months ended June 30, 2014	$86,157	$26,000	$—	$112,157
Six months ended June 30, 2013	$85,295	$25,639	$—	$110,934
Income (loss) from continuing operations before income taxes:
Six months ended June 30, 2014	$27,291	$8,074	$(26,324)	$9,041
Six months ended June 30, 2013	$27,300	$7,811	$(19,662)	$15,449
Total assets:
June 30, 2014	$561,228	$247,335	$14,590	$823,153
December 31, 2013	$502,525	$227,520	$16,554	$746,599

19.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Revenues
Goods
Funeral	$15,774	$16,132	$33,648	$33,460
Cemetery	8,445	9,057	15,593	16,172
Total goods	$24,219	$25,189	$49,241	$49,632
Services
Funeral	$21,959	$23,688	$46,722	$47,845
Cemetery	2,456	2,659	5,068	5,311
Total services	$24,415	$26,347	$51,790	$53,156
Financial revenue
Preneed funeral commission income	$481	$563	$989	$1,127
Preneed funeral trust earnings	2,222	1,809	3,936	3,725
Cemetery trust earnings	2,086	2,276	4,280	3,860
Cemetery finance charges	388	320	698	657
Total financial revenue	$5,177	$4,968	$9,903	$9,369
Total revenues	$53,811	$56,504	$110,934	$112,157

Cost of revenues
Goods
Funeral	$12,758	$13,407	$26,694	$27,191
Cemetery	6,031	6,364	11,153	11,583
Total goods	$18,789	$19,771	$37,847	$38,774
Services
Funeral	$11,199	$12,393	$23,032	$24,238
Cemetery	1,560	1,650	3,205	3,367
Total services	$12,759	$14,043	$26,237	$27,605
Financial expenses
Preneed funeral commissions	$316	$281	$709	$528
Trust administration fees	60	52	122	82
Total financial expenses	$376	$333	$831	$610
Total cost of revenues	$31,924	$34,147	$64,915	$66,989
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

20.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30,
	2013	2014
Cash paid for interest	$6,455	$4,239
Cash paid for income taxes	154	695
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	3,350	8,143
Restricted common stock withheld for payroll taxes	1,383	1,164
Net deposits into preneed funeral trusts	(10,337)	(3,295)
Net deposits into preneed cemetery trusts	(3,535)	(3,673)
Net (deposits) withdrawals into / from perpetual care trusts	186	(2,285)
Net increase in preneed receivables	(2,108)	(1,886)
Net withdrawals of receivables from preneed trusts	12,323	804
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	(6,963)	198
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	(2,792)	147
Net deposits into preneed funeral trust accounts increasing deferred preneed funeral receipts held in trust	10,337	3,295
Net deposits into cemetery trust accounts increasing deferred cemetery receipts held in trust	3,535	3,673
Net (deposits) withdrawals into / from perpetual care trust accounts increasing perpetual care trusts’ corpus	7	2,261

21.	EARNINGS PER SHARE
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
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$3,576	$3,883	$8,980	$5,515
Less: Earnings allocated to unvested restricted stock	(72)	(76)	(209)	(115)
Income attributable to continuing operations	$3,504	$3,807	$8,771	$5,400

Numerator from discontinued operations
Income (loss) from discontinued operations	$568	$(637)	$423	$(51)
Less: (Earnings) loss allocated to unvested restricted stock	(11)	13	(10)	1
Income (loss) attributable to discontinued operations	$557	$(624)	$413	$(50)

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	$—	$—	$1,472	$—
	$—	$—	$1,472	$—

Income attributable to continuing operations	$3,504	$3,807	$10,243	$5,400
Income (loss) attributable to discontinued operations	$557	$(624)	$413	$(50)

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	17,830	18,123	17,744	18,054
Effect of dilutive securities:
Stock options	164	124	180	141
Convertible junior subordinated debentures	—	—	4,392	—
Denominator for diluted earnings per common share - weighted average shares outstanding	17,994	18,247	22,316	18,195

Basic earnings (loss) per common share:
Continuing operations	$0.20	$0.21	$0.50	$0.30
Discontinued operations	0.03	(0.03)	0.02	—
Basic earnings per common share	$0.23	$0.18	$0.52	$0.30

Diluted earnings (loss) per common share:
Continuing operations	$0.20	$0.21	$0.46	$0.30
Discontinued operations	0.03	(0.04)	0.02	(0.01)
Diluted earnings per common share	$0.23	$0.17	$0.48	$0.29

The fully diluted weighted average shares outstanding for the six months ended June 30, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three months ended June 30, 2013 and for the three and six months ended June 30, 2014, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact.

22.	SUBSEQUENT EVENTS
Subsequent to June 30, 2014, we received notification that the IRS examination of our tax year ended December 31, 2011 was completed. We are in the process of evaluating the effects, if any, that this will have on our previously recorded liabilities related to uncertain tax positions.

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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of June 30, 2014, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers, known as “Managing Partners” for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the successful execution of a handful of local market drivers of high and sustainable operating and sales performance over long periods of time, e.g. market share, preneed property sales, average revenue per funeral contract and interment, highly motivated and skilled service and sales staff, strong entrepreneurial leadership, profit margin management and other drivers. The model and standards are the measures by which we judge the success of each business. We also implemented short-term (one-year) Being the Best and long-term (five years) Good to Great Incentive Programs that recognize and reward those Managing Partners that can achieve and sustain a high level (over 70%) of “Standards Achievement.” The potential incentives over long periods of time are in the range of compensation that independent owners of these businesses would receive. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our “Strategic Acquisition Model,” described below under “Acquisitions,” which guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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

•
Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable incentive plan whereby he or she earns a percentage of his or her respective business' earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards.

•
The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership as defined by our customized 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. A Managing Partner’s performance is judged according to achievement of the standards for that business.

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

Our funeral volumes have increased from 24,403 in 2010 to 29,854 in 2013 (compounded annual increase of 7.0%). Our funeral operating revenue, excluding financial revenue, has increased from $124.2 million in 2010 to $154.8 million in 2013 (compounded annual increase of 7.4%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $8.1 million in 2010 to $9.2 million in 2013. We experienced an increase of 0.4% in volumes and 1.2% in funeral operating revenues in the first six months of 2014 compared to the first six months of 2013, primarily due to an increase in volumes and revenues from our acquired funeral home businesses. See “Results of Operations” below for the definition of acquired businesses.
The percentage of funeral services involving cremations has increased from 43.2% for the year ended 2010 to 46.9% for the year ended 2013, and was 46.8% for the first six months of 2014. On a same store basis, the cremation rate has risen to 47.0% for the first six months of 2014, up from 46.3% for the year ended December 31, 2013, and 46.2% for the comparable six month period in 2013. The cremation rate for our acquired funeral home businesses was 46.3% for the first six months of 2014 compared to 49.6% for the comparable six month period in 2013.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% of our cemetery revenues for the year ended December 31, 2013 related to preneed sales of interment rights and related merchandise and services. For the six months ended June 30, 2014, those preneed sales were approximately 48.8% of total cemetery revenues. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery revenues. Cemetery revenues from investment earnings on trust funds were approximately $3.9 million, or 14.8%, of total cemetery revenues for the six months ended June 30, 2014, down from $4.3 million, or 16.7%, of total cemetery revenues for the six months ended June 30, 2013. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2010 through 2013 was characterized by increasing levels of operating revenues and field-level profit margins. Cemetery operating revenue increased from $37.8 million in 2010 to $40.5 million in 2013. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on the growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2014 is designated to expand our cemetery product offerings.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Funeral Commission within Funeral Revenue. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges within Cemetery Revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed. If an interest-bearing installment contract is paid in full within one year, Preneed Cemetery Finance Charges are reduced by any accrued finance charges related to the contract.
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of June 30, 2014, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of the assets is in compliance with applicable laws.
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
Acquisitions
Our growth strategy includes the execution of our Strategic Acquisition Model. We assess the strategic positioning of acquisition candidates based on the size of the business, competitive standing in the market (market share), market size, market demographics, client family revenue profile (customer preferences), barriers to entry, institutional strength of the brand, and long term volume and price trends. Acquisition candidates are prequalified using our Standards Operating Model and 4E Leadership Model to determine alignment with our operating strategy. The value of the acquisition candidates is based on local market competitive dynamic which allows for appropriate and differentiating enterprise valuations and flexibility to customize the transactions.
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. In May 2014, we acquired six businesses from certain subsidiaries of Service Corporation International (“SCI”). We acquired four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral home businesses in Alexandria, Virginia (collectively the “SCI Acquisition”) for a total of $54.9 million. The impact of the SCI Acquisition on our operations is described more fully below under “Results of Operations.” During the six months ended June 30, 2013, we purchased land for approximately $6.0 million to be used for funeral home expansions.
Financial Highlights
Net income from continuing operations for the three months ended June 30, 2014 totaled $3.9 million, equal to $0.21 per diluted share, compared to net income from continuing operations of $3.6 million, equal to $0.20 per diluted share for the three months ended June 30, 2013. Net income from continuing operations for the three months ended June 30, 2014 included a loss of approximately $1.0 million on the early extinguishment of debt related to the fifth amendment to our Credit Facility which became effective in connection with our acquisition of six businesses from SCI in May 2014. Additionally, we recognized $0.7 million related to the accretion of the discount on our convertible subordinated notes issued in March 2014. Net income from continuing operations for the six months ended June 30, 2014 totaled $5.5 million, equal to $0.30 per diluted share, compared to net income from continuing operations of $9.0 million, equal to $0.46 per diluted share, for the six months ended June 30, 2013. Net income from continuing operations for the six months ended June 30, 2014 included a loss of approximately $1.0 million on the early extinguishment of debt related to the fifth amendment to our Credit Facility which became effective in connection with our acquisition of six businesses from SCI in May 2014, a loss of approximately $3.8 million on the redemption of our convertible junior subordinated debentures and $0.9 million related to the accretion of the discount on our convertible subordinated notes issued in March 2014. Additionally, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease. Total revenue for the three and six months ended June 30, 2014 was $56.5 million and $112.2 million, respectively, an increase of 5.0% and 1.1%, respectively, from the comparable periods in 2013. Our funeral segment experienced an increase in revenue and gross profit during the three and six months ended June 30, 2014 as compared to the same period of 2013 as a result of the SCI Acquisition. Our cemetery segment experienced an increase in revenue and gross profit during the three and six months ended June 30, 2014 due to the higher preneed property sales and at-need property and merchandise and services sales as well as an increase in acquisition contracts due to the SCI Acquisition. For the three months ended June 30, 2014, we experienced a decrease in general and administrative expenses due to decreases in severance costs, incentive compensation and consulting costs. For the six months ended June 30, 2014, we experienced an increase in general and administrative expenses due to increases in incentive compensation, stock-based compensation, acquisition and divestiture expenses and severance costs.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending June 30, 2014. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include such measures as “Adjusted Net Income,” “Adjusted Basic Earnings Per Share,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We are providing below a reconciliation after tax of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable Trust Income, acquisition and divestiture expenses, severance costs and other items in the table below. The adjustment of Special Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.2 million and $0.7 million for the three and six months ended June 30, 2013, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2014, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP net income calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2013	2014	2013	2014
Net income from continuing operations, as reported	$3.6	$3.9	$9.0	$5.5

Special items, net of tax at federal statutory rate of 34%
Withdrawable trust income	0.1	0.4	0.5	0.5
Acquisition and divestiture expenses	0.1	0.2	0.1	0.6
Severance costs	0.3	0.2	0.4	0.5
Consulting fees	0.2	—	0.2	0.2
Other incentive compensation	—	—	—	0.7
Accretion of discount on convertible subordinated notes	—	0.4	—	0.6
Costs related to credit facility	0.2	0.7	0.2	0.7
Loss on redemption of convertible junior subordinated debentures	—	—	—	2.5
Gain on asset purchase	—	—	—	(0.7)
Other special items	0.1	—	(0.5)	0.4
Tax adjustment from prior period	—	—	0.6	—
Non-GAAP net income	$4.6	$5.8	$10.5	$11.5
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
RECENT DEVELOPMENTS
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment became effective upon the closing of the SCI Acquisition on May 15, 2014. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter with the balance payable upon maturity on March 31, 2019. Installment payments are made quarterly beginning September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
On May 15, 2014, we completed the acquisition of six businesses from certain subsidiaries of SCI. We acquired four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for a total of $54.9 million. The assets and liabilities were recorded at fair value and included goodwill of $33.8 million. We acquired substantially all of the assets and assumed certain operating liabilities. The pro forma impact of the acquisition on the prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and six months ended June 30, 2013 and 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2010 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2009 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2014.
Three months ended June 30, 2013 compared to three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$29,612	$29,163	$(449)	(1.5)%
Acquired operating revenue	8,121	10,657	2,536	31.2%
Preneed funeral insurance commissions	481	563	82	17.0%
Preneed funeral trust earnings	2,222	1,809	(413)	(18.6)%
Total	$40,436	$42,192	$1,756	4.3%

Operating profit:
Same store operating profit	$11,344	$10,388	$(956)	(8.4)%
Acquired operating profit	2,432	3,632	1,200	49.3%
Preneed funeral insurance commissions	165	282	117	70.9%
Preneed funeral trust earnings	2,208	1,797	(411)	(18.6)%
Total	$16,149	$16,099	$(50)	(0.3)%
Funeral home same store operating revenues for the three months ended June 30, 2014 decreased $0.4 million, or 1.5%, when compared to the three months ended June 30, 2013. Same store operating contracts decreased 1.1%, from 5,624 in the second quarter of 2013 to 5,564 in the second quarter of 2014, and the average revenue per contract decreased slightly from $5,506 in the second quarter of 2013 to $5,500 in the second quarter of 2014. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased $24 from $5,265 for the three months ended June 30, 2013 to $5,241 for the three months ended June 30, 2014. The number of traditional burial contracts decreased 4.8%, while the average revenue per burial contract increased 2.7% from $8,339 in 2013 to $8,565 in 2014. The cremation rate for same store businesses increased from 46.5% in the second quarter of 2013 to 47.3% in the second quarter of 2014 and the number of cremation contracts increased slightly from 2,616 in the second quarter of 2013 to 2,634 in the same period of 2014. The average revenue per same store cremation contract increased 1.3% to $3,115. Cremations with services increased from 32.6% of total cremation contracts in the second quarter of 2013 to 33.3% in the second quarter of 2014. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.6% of the total number of contracts in the second quarter of 2014, decreased from $2,625 in 2013 to $2,222 in 2014.
Same store operating profit for the three months ended June 30, 2014 decreased $1.0 million, or 8.4%, from the comparable three months of 2013 and, as a percentage of funeral same store operating revenue, decreased from 38.3% in 2013 to 35.6% in 2014. The decrease in operating profit is primarily the result of the decrease in revenue, an increase in bad debt expense and non-recurring favorable adjustments to operating expenses in 2013 that did not occur in 2014.
Funeral home acquired revenues for the three months ended June 30, 2014 increased $2.5 million, or 31.2%, when compared to the three months ended June 30, 2013, as we experienced a 25.0% increase in the number of contracts, and an increase of 5.7%, to $5,366, in the average revenue per contract for those acquired operations. Acquired revenues for the three months ended June 30, 2014 include approximately $1.3 million of revenue contributed by the funeral homes acquired from SCI in May 2014. Excluding funeral trust earnings, the average revenue per contract increased 5.0% to $5,242 in 2014. The number of traditional burial contracts increased 36.7%, and the average revenue per burial contract increased 2.5% to $8,175. The cremation rate for the acquired businesses was 50.7% in the second quarter of 2013 compared to 46.5% for the second quarter of 2014. The average revenue per cremation contract increased 3.7% to $3,227 for the second quarter of 2014 and the number of cremation contracts increased from 824 in the second quarter of 2013 to 945 in the second quarter of 2014, a 14.7% increase. Cremations with services increased from 35.1% in the three months ended June 30, 2013 to 35.7% for the three months ended June 30, 2014. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the newly acquired businesses serve primarily traditional burial families.
Acquired operating profit for the three months ended June 30, 2014 increased $1.2 million, or 49.3%, from the comparable three months of 2013 and, as a percentage of revenue from acquired businesses, was 34.1% for the second quarter of 2014 compared to 29.9% for the first quarter of 2013. Acquired operating profit for the three months ended June 30, 2014 includes approximately $0.6 million of operating profit contributed from the funeral homes acquired from SCI in May 2014. Salaries and benefits of acquired operations, as a percentage of revenue, are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis decreased 12.2% in revenue and 12.4% in operating profit in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 as a result of lower earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Six months ended June 30, 2013 compared to six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$63,103	$60,469	$(2,634)	(4.2)%
Acquired operating revenue	17,267	20,836	3,569	20.7%
Preneed funeral insurance commissions	989	1,127	138	14.0%
Preneed funeral trust earnings	3,936	3,725	(211)	(5.4)%
Total	$85,295	$86,157	$862	1.0%

Operating profit:
Same store operating profit	$24,999	$22,471	$(2,528)	(10.1)%
Acquired operating profit	5,645	7,405	1,760	31.2%
Preneed funeral insurance commissions	280	599	319	113.9%
Preneed funeral trust earnings	3,908	3,706	(202)	(5.2)%
Total	$34,832	$34,181	$(651)	(1.9)%
Funeral home same store operating revenues for the six months ended June 30, 2014 decreased $2.6 million, or 4.2%, when compared to the six months ended June 30, 2013. Same store operating contracts decreased 3.7% from 12,025 in the six months ended of June 30, 2013 to 11,576 in the six months ended June 30, 2014, while the average revenue per contract remained flat at $5,485 for both periods. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased $24 from $5,248 for the six months ended June 30, 2013 to $5,224 for the six months ended June 30, 2014. The number of traditional burial contracts decreased 7.1%, while the average revenue per burial contract increased 2.8% from $8,310 in 2013 to $8,544 in 2014. The cremation rate for same store businesses increased from 46.2% in 2013 to 47.0% in 2014, while the number of cremation contracts decreased 2.0% from 5,552 in 2013 to 5,443 in 2014. The average revenue per same store cremation contract remained flat for both year to date periods. Cremations with services declined from 33.0% of total cremation contracts in the first six months of 2013 to 32.3% in the first six months of 2014. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.6% of the total number of contracts in the first six months of 2014, decreased 7.8% to $2,196.
Same store operating profit for the six months ended June 30, 2014 decreased $2.5 million, or 10.1%, from the comparable six months of 2013 and, as a percentage of funeral same store operating revenue, decreased from 39.6% in 2013 to 37.2% in 2014. The decrease in operating profit is primarily the result of the decrease in revenue, an increase in bad debt expense and non-recurring favorable adjustments to operating expenses in 2013 that did not occur in 2014.
Funeral home acquired revenues for the six months ended June 30, 2014 increased $3.6 million, or 20.7%, when compared to the six months ended June 30, 2013, as we experienced a 14.7% increase in the number of contracts, and an increase of 6.0%, to $5,333, in the average revenue per contract for those acquired operations. Acquired revenues for the six months ended June 30, 2014 include approximately $1.3 million of revenue contributed by the funeral homes acquired from SCI in May 2014. Excluding funeral trust earnings, the average revenue per contract increased 5.2% to $5,214. The number of traditional burial contracts increased 22.7%, and the average revenue per burial contract increased 4.7% to $8,145. The cremation rate for the acquired businesses was 49.6% in the first six months of 2013 compared to 46.3% for the first six months of 2014. The average revenue per cremation contract increased 2.8% to $3,166 for the first six months of 2014, and the number of cremation contracts increased 6.9% to 1,849. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the newly acquired businesses serve primarily traditional burial families. Cremations with services decreased from 35.1% in the six months ended June 30, 2013 to 34.5% for the six months ended June 30, 2014.
Acquired operating profit for the six months ended June 30, 2014 increased $1.8 million, or 31.2%, from the comparable six months of 2013 and, as a percentage of revenue from acquired businesses, was 32.7% for the first six months of 2013 compared to 35.5% for the first six months of 2014. Acquired operating profit for the six months ended June 30, 2014 includes approximately $0.6 million of operating profit contributed from the funeral homes acquired from SCI in May 2014. Salaries and benefits of acquired operations, as a percentage of revenue, are generally higher as a percentage of revenue than same store locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis decreased 1.5% in revenue primarily due to lower earnings on trust contracts. Operating profit for the two categories of financial revenue on a combined basis increased 2.8% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as a result of lower preneed commission costs and preneed promotional expenses. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2014.
Three months ended June 30, 2013 compared to three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$10,827	$11,382	$555	5.1%
Acquired operating revenue	74	334	260	351.4%
Cemetery trust earnings	2,086	2,276	190	9.1%
Preneed cemetery finance charges	388	320	(68)	(17.5)%
Total	$13,375	$14,312	$937	7.0%

Operating profit:
Same store operating profit	$3,329	$3,568	$239	7.2%
Acquired operating (loss) profit	(19)	134	153	n/a
Cemetery trust earnings	2,040	2,236	196	9.6%
Preneed cemetery finance charges	388	320	(68)	(17.5)%
Total	$5,738	$6,258	$520	9.1%
Cemetery same store operating revenues for the three months ended June 30, 2014 increased $0.6 million, or 5.1%, from $10.8 million for the three months ended June 30, 2013 to $11.4 million for the three months ended June 30, 2014. Preneed property sales increased $0.3 million, or 4.5%. We experienced a 7.6% increase in the number of preened interment rights (property) sold, while the average price per interment increased 1.2% to $2,876. The percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 94.3% in the three months ended June 30, 2013 to 92.0% in the three months ended June 30, 2014. Revenue from deliveries of preneed merchandise and services increased 1.8% to $1.1 million for the three months ended June 30, 2014. Same store at-need revenue increased $0.3 million, or 7.4%, and the number of at-need contracts increased 3.4%.
Cemetery same store operating profit for the three months ended June 30, 2014 increased $0.2 million, or 7.2%. The increase in cemetery same store operating profit was a result of the increase in revenue offset, in part, by an increase in promotional costs and bad debt expense. As a percentage of revenues, cemetery same store operating profit increased from 30.7% in 2013 to 31.3% in 2014.

Cemetery acquired revenue and acquired operating profit increased in 2014 due to the cemetery acquired from SCI in May 2014 which contributed $0.3 million in revenue and $0.1 million in operating profit.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended June 30, 2014 increased 9.1% when compared to the three months ended June 30, 2013. Earnings from perpetual care trust funds totaled approximately $1.6 million for the three months ended June 30, 2013 and 2014. Trust earnings recognized upon the delivery of merchandise and service contracts increased 21.4% to $0.4 million from the same period in 2013. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 17.5% due to the reversal of approximately $0.1 million of finance charges previously accrued on contracts that were paid within one year of the contract date.
Six months ended June 30, 2013 compared to six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$20,518	$21,094	$576	2.8%
Acquired operating revenue	143	389	246	172.0%
Cemetery trust earnings	4,280	3,860	(420)	(9.8)%
Preneed cemetery finance charges	698	657	(41)	(5.9)%
Total	$25,639	$26,000	$361	1.4%

Operating profit:
Same store operating profit	$6,349	$6,408	$59	0.9%
Acquired operating (loss) profit	(46)	125	171	n/a
Cemetery trust earnings	4,186	3,797	(389)	(9.3)%
Preneed cemetery finance charges	698	657	(41)	(5.9)%
Total	$11,187	$10,987	$(200)	(1.8)%
Cemetery same store operating revenues for the six months ended June 30, 2014 increased $0.6 million, or 2.8%, when compared to the six months ended June 30, 2013. Preneed property sales remained flat at approximately $10.3 million for the six months ended June 30, 2013 and 2014. We experienced a 1.3% increase in the number of preened interment rights (property) sold and the average price per interment increased 0.9% to $2,793. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 93.3% in the six months ended June 30, 2013 to 91.6% in the six months ended June 30, 2014. Revenue from deliveries of preneed merchandise and services declined $0.1 million, or 6.2% in 2014 as compared to 2013. Same store at-need revenue increased $0.7 million, or 8.4%, and the number of at-need contracts increased 0.2%.
Cemetery same store operating profit for the six months ended June 30, 2014 increased 0.9% from $6,349 for the six months ended June 30, 2013 to $6,408 for the six months ended June 30, 2014. The increase in cemetery same store operating profit was due to the increase in cemetery same store revenue offset by an increase in promotional costs and bad debt expense. As a percentage of revenues, cemetery same store operating profit was 30.9% and 30.4% for the six months ended June 30, 2013 and 2014, respectively.
Cemetery acquired revenue and acquired operating profit increased in 2014 due to the cemetery acquired from SCI in May 2014 which contributed $0.3 million in revenue and $0.1 million in operating profit.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the six months ended June 30, 2014 decreased 9.8% when compared to the six months ended June 30, 2013. Earnings from perpetual care trust funds totaled $3.2 million for the six months ended June 30, 2013, compared to $2.6 million for the six months ended June 30, 2014, a decrease of $0.6 million, or 17.8%. Trust earnings recognized upon the delivery of merchandise and service contracts increased 1.5% in the six months ended June 30, 2014 compared to the same period in 2013. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 5.9%.

Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs for the three months ended June 30, 2014 decreased $0.6 million, or 26.8%, compared to the three months ended June 30, 2013 primarily due to a $0.8 million decrease in incentive compensation for field management and their employees, offset in part, by an increase of $0.3 million in severance and legal costs and expenses associated with regional training. Regional and unallocated funeral and cemetery costs for the six months ended June 30, 2014 decreased $1.0 million, or 19.7%, compared to the six months ended June 30, 2013 primarily due to a $0.3 million decrease in regional management salaries and benefits and a $0.9 million decrease in incentive compensation for field management and their employees offset, in part, by a $0.2 million increase in costs related to legal expenses and expenses associated with regional training.
General and Administrative. General and administrative expenses totaled $6.8 million for the three months ended June 30, 2014, a decrease of $0.2 million, or 3.2%, compared to the three months ended June 30, 2013 primarily due to a $0.7 million decrease in costs related to consulting and severance expenses, salaries and benefits, and incentive compensation. These decreases were offset, in part, by a $0.3 million increase in stock-based compensation and a $0.2 million increase in divestiture and acquisition expenses. General and administrative expenses totaled $16.2 million for the six months ended June 30, 2014, an increase of $2.8 million, or 21.1%, compared to the six months ended June 30, 2013 primarily due to an increase of $0.6 million in incentive compensation, a $1.1 million increase in stock-based compensation, a $0.9 million increase in acquisition and divestiture expenses and a $0.2 million increase in severance costs.
Interest Expense. Interest expense, net was $3.7 million and $2.7 million for the three months ended June 30, 2013 and 2014, respectively, and $6.3 million and $5.5 million for the six months ended June 30, 2013 and 2014, respectively. Interest expense decreased as a result of our new convertible subordinated notes issued in May 2014 which have a fixed interest rate of 2.75% compared to our junior convertible subordinated notes which had an interest rate of 7%. Additionally, the Third Amendment to the Credit Facility, completed in the second quarter of 2013, lowered our interest rate by 50 basis points.
Accretion of Discount on Convertible Subordinated Notes. For the three and six months ended June 30, 2014, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.7 million and $0.9 million, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In April 2014, we entered into the Fifth Amendment to our Credit Facility. As a result, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
Loss on redemption of convertible subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. As of April 16, 2014, all of the TIDES had been redeemed. For the six months ended June 30, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. For the six months ended June 30, 2014, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease.
Income Taxes. We recorded income taxes at the estimated effective rate of 37.9% for the year ended December 31, 2013 and 39.0% for the first six months ended June 30, 2014. We have approximately $48.0 million of state net operating loss carry forwards that will expire between 2015 and 2035, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At June 30, 2014, the valuation allowance totaled $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES
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
Cash Flows
We began 2014 with $1.4 million in cash and other liquid investments and ended the second quarter with $0.7 million in cash. As of June 30, 2014, we had borrowings of $42.4 million outstanding on our revolving credit facility.
The following table sets forth the elements of cash flow for the six months ended June 30, 2013 and June 30, 2014 (in millions):

	For the Six Months Ended June 30,
	2013	2014
Cash at January 1st	$1.7	$1.4
Cash flow from operating activities	22.8	13.3
Acquisitions and land for new construction	(6.0)	(54.9)
Proceeds from the sale of businesses and other assets	2.7	0.2
Growth capital expenditures	(1.5)	(7.1)
Maintenance capital expenditures	(3.0)	(2.6)
Net (payments) borrowings on our revolving credit facility, term loan and long-term debt obligations	(15.4)	13.0
Proceeds from issuance of convertible subordinated notes	—	143.7
Payment of debt issuance costs related the convertible subordinated notes	—	(4.7)
Redemption of convertible junior subordinated debentures	—	(89.7)
Payments for performance-based stock awards	—	(16.2)
Dividends on common stock	(0.9)	(0.9)
Excess tax benefit of equity compensation	1.2	5.1
Payment of loan origination costs related to the credit facility	(0.6)	(0.8)
Other financing costs	0.5	0.9
Cash at June 30th	$1.5	$0.7
For the six months ended June 30, 2014, cash provided by operating activities was $13.3 million compared to cash provided by operating activities of $22.8 million for the six months ended June 30, 2013. The decrease was primarily due to a $3.9 million decrease in net income and certain non-cash adjustments to operating activities that did not occur in the six months ended June 30, 2013. The decrease due to working capital changes included a $4.1 million decrease in accounts payable and accrued liabilities as a result of reduction in accruals related to payments of income and property taxes and incentive compensation offset, in part, by an increase in accrued interest related to the convertible subordinated notes and commissions payable.

Our investing activities resulted in a net cash outflow of $64.3 million for the six months ended June 30, 2014 compared to $7.8 million for the six months ended June 30, 2013. The increase was due to the SCI Acquisition completed in May 2014 for $54.9 million. We acquired land for approximately $6.0 million in the six months ended June 30, 2013 for funeral home expansion projects. For the six months ended June 30, 2014, we sold a business for approximately $0.2 million compared to net proceeds of $2.7 million for businesses sold in the six months ended June 30, 2013.
For the six months ended June 30, 2014, capital expenditures totaled $9.7 million compared to $4.5 million for the six months ended June 30, 2013. Maintenance capital expenditures were $2.6 million in the six months ended June 30, 2014 compared to $3.0 million in the six months ended June 30, 2013. Growth capital expenditures were $7.1 million in the six months ended June 30, 2014 compared to $1.5 million for the six months ended June 30, 2013. The increase in growth capital expenditures was due primarily to the purchase of three buildings for approximately $4.1 million which we had previously leased. Additionally, we incurred costs of $1.3 million for the construction of two new funeral homes.
Our financing activities resulted in a net cash inflow of $50.4 million for the six months ended June 30, 2014 compared to a net cash outflow of $15.2 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.7 million related to the issuance of these notes. In connection of with issuance of the notes, we paid $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. During the six months ended June 30, 2014, we had net borrowings on our revolving line of credit of $5.5 million compared to net payments of $10.1 million in the six months ended June 30, 2013. In connection with the Fifth Amendment to our Credit Facility completed in the second quarter of 2014, our term loan increased $11.0 million, offset by payments of $3.0 million during the six months ended June 30, 2014. We paid approximately $0.8 million in loan origination costs related to the Fifth Amendment to the Credit Facility. Additionally, during the six months ended June 30, 2014, we paid approximately $16.2 million related to performance-based stock awards and we recognized $5.1million related to the excess tax benefit of equity compensation.
Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on June 2, 2014 to record holders of our common stock as of May 15, 2014. For the six months ended June 30, 2014, we paid approximately $0.9 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of June 30, 2014, we had a $325 million credit facility with Bank of America, N.A. as the Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of June 30, 2014, we had $42.4 million drawn under the revolving credit facility and $125.0 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At June 30, 2014, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2014 was 3.0% and 2.8%, respectively.
The outstanding principal of our long-term debt and capital lease obligations at June 30, 2014 totaled $129.8 million and consisted of $125.0 million under our term loan and $4.8 million in acquisition indebtedness and capital lease obligations.
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
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment became effective upon the closing of the SCI Acquisition on May 15, 2014. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter with the balance payable upon maturity on March 31, 2019. Installment payments are made quarterly beginning September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.

We were in compliance with the covenants contained in the Credit Facility as of June 30, 2014. Key ratios that we must comply with include a Total Debt to EBITDA ratio, that as of the last day of each quarter, must not be greater than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of June 30, 2014, the leverage ratio was 2.87 to 1.00 and the fixed charge coverage ratio was 2.50 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of Notes. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The Notes bear interest at 2.75% per year. Interest on the Notes accrues from March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2014. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events as described in the Indenture.
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
We received gross proceeds of $143.75 million and paid transactions costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
At June 30, 2014, the carrying amount of the equity component was $18.0 million. At June 30, 2014, the principal amount of the liability component was $143.75 million and the net carrying amount was $112.1 million. The unamortized discount of $31.5 million as of June 30, 2014 is being amortized over the remaining seven year term of the notes.
We recognized contractual coupon interest expense of $1.0 million and $1.1 million, respectively, and interest expense of $0.7 million and $0.9 million, respectively, related to the accretion of the debt discount for the three and six months ended June 30, 2014. The effective interest rate on the liability component for the three and six months ended June 30, 2014 was 6.75% per year. Additionally, we recognized amortization expense related to the debt issuance costs of $95,000 and $138,000, respectively, for the three and six months ended June 30, 2014.
Convertible Junior Subordinated Debentures Payable To Affiliate And Company Obligated Mandatorily Redeemable Convertible Preferred Securities of Carriage Services Capital Trust
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debenture and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption dated. Redemption period for the TIDES ended April 16, 2014. In the first quarter of 2014, we used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. In April 2014, the remaining TIDES principal balance of $27.9 million had been redeemed. We incurred interest expense of approximately $0.2 million in the three months ended June 30, 2014 related to the remaining balance of the TIDES.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2014 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2014 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.6% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2014, we had outstanding borrowings of $42.4 million under our $200 million revolving credit facility and $125.0 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2014, the prime rate margin was equivalent to 2.00% and the LIBOR margin was 3.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our convertible subordinated notes bear interest at a fixed rate of 2.75% per year. The notes do not contain a call feature. The fair value of these notes is approximately $151.1 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three and six months ended June 30, 2014, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fifth Amendment to Credit Agreement dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 16, 2014.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	August 5, 2014	/s/ L. William Heiligbrodt
L. William Heiligbrodt
Executive Vice President and Secretary
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

10.1
Fifth Amendment to Credit Agreement dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 16, 2014.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.