Form 10-Q
period 2014-09-30
CARRIAGE SERVICES INC
filed 2014-10-29
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 24, 2014 was 18,501,227.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$2,966
Accounts receivable, net of allowance for bad debts of $847 in 2013 and $1,015 in 2014	17,950	17,762
Assets held for sale	3,544	—
Inventories	5,300	5,460
Prepaid expenses	4,421	3,939
Other current assets	3,525	4,187
Total current assets	36,117	34,314
Preneed cemetery trust investments	68,341	73,072
Preneed funeral trust investments	97,144	98,525
Preneed receivables, net of allowance for bad debts of $1,825 in 2013 and $2,093 in 2014	24,521	26,053
Receivables from preneed trusts	11,166	12,252
Property, plant and equipment, net of accumulated depreciation of $88,627 in 2013 and $93,595 in 2014	160,690	183,782
Cemetery property	72,911	75,437
Goodwill	221,087	257,504
Deferred charges and other non-current assets	12,280	14,523
Cemetery perpetual care trust investments	42,342	50,234
Total assets	$746,599	$825,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,424	$9,883
Accounts payable	7,046	7,831
Other liabilities	9,939	2,163
Accrued liabilities	12,854	15,037
Liabilities associated with assets held for sale	4,357	—
Total current liabilities	47,620	34,914
Long-term debt, net of current portion	105,642	114,311
Revolving credit facility	36,900	42,300
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	—
Convertible subordinated notes due 2021	—	113,737
Obligations under capital leases, net of current portion	3,786	3,151
Deferred preneed cemetery revenue	55,479	57,340
Deferred preneed funeral revenue	30,588	30,833
Deferred tax liability	11,915	31,369
Other long-term liabilities	1,548	1,490
Deferred preneed cemetery receipts held in trust	68,341	73,072
Deferred preneed funeral receipts held in trust	97,144	98,525
Care trusts’ corpus	41,893	50,203
Total liabilities	590,626	651,245
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,183,000 and 22,423,000 shares issued at December 31, 2013 and September 30, 2014, respectively	222	224
Additional paid-in capital	204,324	212,339
Accumulated deficit	(33,306)	(22,845)
Treasury stock, at cost; 3,922,000 shares at December 31, 2013 and September 30, 2014	(15,267)	(15,267)
Total stockholders’ equity	155,973	174,451
Total liabilities and stockholders’ equity	$746,599	$825,696
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues:
Funeral	$37,132	$41,770	$122,427	$127,926
Cemetery	12,369	12,779	38,008	38,779
	49,501	54,549	160,435	166,705
Field costs and expenses:
Funeral	23,244	25,930	73,707	77,906
Cemetery	7,357	7,988	21,809	23,002
Depreciation and amortization	2,080	2,654	7,242	7,744
Regional and unallocated funeral and cemetery costs	2,720	2,900	7,792	6,972
	35,401	39,472	110,550	115,624
Gross profit	14,100	15,077	49,885	51,081
Corporate costs and expenses:
General and administrative costs and expenses	6,868	6,562	20,226	22,744
Home office depreciation and amortization	851	341	1,570	1,037
	7,719	6,903	21,796	23,781
Operating income	6,381	8,174	28,089	27,300
Interest expense	(3,216)	(2,177)	(9,475)	(7,707)
Accretion of discount on convertible subordinated notes	—	(782)	—	(1,647)
Loss on early extinguishment of debt	—	—	—	(1,042)
Loss on redemption of convertible junior subordinated debentures	—	—	—	(3,779)
Other income	—	—	—	1,130
Income from continuing operations before income taxes	3,165	5,215	18,614	14,255
Provision for income taxes	(1,257)	(2,390)	(7,726)	(5,915)
Income tax benefit related to uncertain tax positions	—	1,740	—	1,740
Net provision for income taxes	(1,257)	(650)	(7,726)	(4,175)
Net income from continuing operations	1,908	4,565	10,888	10,080
Income from discontinued operations, net of tax	3,986	431	4,408	381
Net income	5,894	4,996	15,296	10,461
Preferred stock dividend	—	—	(4)	—
Net income available to common stockholders	$5,894	$4,996	$15,292	$10,461

Basic earnings per common share:
Continuing operations	$0.10	$0.25	$0.60	$0.55
Discontinued operations	0.22	0.02	0.24	0.02
Basic earnings per common share	$0.32	$0.27	$0.84	$0.57

Diluted earnings per common share:
Continuing operations	$0.10	$0.24	$0.59	$0.54
Discontinued operations	0.22	0.02	0.19	$0.02
Diluted earnings per common share	$0.32	$0.26	$0.78	$0.56

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075
Weighted average number of common and common equivalent shares outstanding:
Basic	17,892	18,150	17,794	18,086
Diluted	18,057	18,276	22,361	18,223
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income	$15,296	$10,461
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses and purchase of other assets	(6,546)	(2,724)
Impairment of goodwill	100	1,180
Loss on early extinguishment of debt and other costs	—	1,042
Depreciation and amortization	8,910	8,801
Amortization of deferred financing costs	150	681
Accretion of discount on convertible subordinated notes	—	1,647
Provision for losses on accounts receivable	1,274	2,113
Stock-based compensation expense	2,952	3,702
Deferred income tax expense (benefit)	9,389	(140)
Loss on redemption of convertible junior subordinated debentures	—	2,932
Other	81	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,765)	(1,700)
Inventories and other current assets	934	725
Deferred charges and other	(19)	(196)
Preneed funeral and cemetery trust investments	3,566	(3,228)
Accounts payable	(1,543)	785
Accrued and other liabilities	(452)	(1,362)
Deferred preneed funeral and cemetery revenue	2,490	335
Deferred preneed funeral and cemetery receipts held in trust	(3,601)	2,595
Net cash provided by operating activities	31,216	27,649

Cash flows from investing activities:
Acquisitions and land for new construction	(6,051)	(56,850)
Net proceeds from the sale of businesses and other assets	8,321	1,927
Capital expenditures	(7,425)	(18,158)
Net cash used in investing activities	(5,155)	(73,081)

Cash flows from financing activities:
Net (payments) borrowings on the revolving credit facility	(18,700)	5,400
Net (payments) borrowings on the term loan	(7,500)	5,656
Proceeds from the issuance of convertible subordinated notes	—	143,750
Payment of debt issuance costs related to the convertible subordinated notes	—	(4,650)
Payments on other long-term debt and obligations under capital leases	(445)	(662)
Redemption of convertible junior subordinated debentures	—	(89,748)
Payments for performance-based stock awards	—	(16,150)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	685	1,035
Dividends on common stock	(1,362)	(1,379)
Dividend on redeemable preferred stock	(4)	—
Payment of loan origination costs related to the credit facility	(574)	(825)
Excess tax benefit of equity compensation	1,023	4,594
Net cash provided by (used in) financing activities	(26,877)	47,021

Net increase (decrease) in cash and cash equivalents	(816)	1,589
Cash and cash equivalents at beginning of period	1,698	1,377
Cash and cash equivalents at end of period	$882	$2,966
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Interim Condensed Disclosures
The information for the three and nine month periods ended September 30, 2013 and 2014 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction therewith. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on previously reported results of operations, consolidated financial position or cash flows.
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
Accounts receivable included approximately $8.4 million and $7.6 million of funeral receivables at December 31, 2013 and September 30, 2014, respectively, and $8.3 million and $9.9 million of cemetery receivables at December 31, 2013 and September 30, 2014, respectively. Accounts receivable also include minor amounts of other receivables. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $8.1 million and $7.6 million of funeral receivables at December 31, 2013 and September 30, 2014, respectively, and $16.5 million and $18.5 million of cemetery receivables at December 31, 2013 and September 30, 2014, respectively. Bad debt expense totaled approximately $0.5 million and $0.8 million for the three months ended September 30, 2013 and 2014, respectively, and $1.3 million and $2.1 million for the nine months ended September 30, 2013 and 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
	(in thousands)
Land	$55,639	$66,080
Buildings and improvements	132,172	146,352
Furniture, equipment and automobiles	61,506	64,945
Property, plant and equipment, at cost	249,317	277,377
Less: accumulated depreciation	(88,627)	(93,595)
Property, plant and equipment, net	$160,690	$183,782
Significant activity in property, plant and equipment during the nine months ended September 30, 2014 consisted of assets acquired from certain subsidiaries of Service Corporation International (“SCI”) and the acquisition of previously leased properties. We recorded a gain of approximately $1.1 million in the first quarter of 2014 on the purchase of one of these properties that we had originally acquired under a capital lease. We recorded depreciation expense of approximately $2.2 million and $2.3 million for the three months ended September 30, 2013 and 2014, respectively, and $6.6 million and $6.8 million for the nine months ended September 30, 2013 and 2014, respectively.
Discontinued Operations
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held-for-sale on our Consolidated Balance Sheets, and the operating results are presented on a comparative basis in discontinued operations on our Consolidated Statements of Operations. During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013. During the third quarter of 2014, we sold two funeral homes, one in Ohio and one in Kentucky, which were reported as held-for-sale at June 30, 2014. As of September 30, 2014, we had no businesses classified as held-for-sale. See Note 4 to the Consolidated Financial Statements herein for more information.

Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. We did not acquire any businesses in the third quarter of 2014. During the second quarter of 2014, we acquired six businesses from certain subsidiaries of SCI. See Note 3 to the Consolidated Financial Statements herein for more information concerning this acquisition.
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
The fully diluted weighted average shares outstanding for the nine months ended September 30, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would have been issued upon the conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-45. For the three months ended September 30, 2013, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact. The convertible junior subordinated notes were redeemed in March 2014 and there has been no impact on our 2014 calculation of fully diluted earnings per share.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of September 30, 2014, CSV RIA provided these services to two institutions, which have custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three and nine months ended September 30, 2014, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value with a corresponding reduction to deferred preneed receipts held in trust. We did not record any impairments in the three months ended September 30, 2014. During the second quarter of 2014, we recorded a $0.4 million impairment charge for other-

than-temporary declines in fair value related to unrealized losses on certain investments. There were no impairments recorded in the three and nine months ended September 30, 2013.
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
On August 1, 2014, we received notification that the Internal Revenue Service (“IRS”) completed its examination of our tax year ended December 31, 2011. As a result, we have re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability by $7.3 million. This change resulted in a tax benefit recognized in the amount of $1.7 million which reduced our effective tax rate for the nine month period ended September 30, 2014. The remainder of the re-measurement resulted in an increase to Deferred tax liability in the amount of $5.6 million. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax position.
The following table summarizes our unrecognized tax benefit as of December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
	(in thousands)
Unrecognized tax benefit	$7,832	$515
Interest accrued on unrecognized tax benefits	506	—
We do not anticipate a material change of our unrecognized tax benefits during the next twelve months.
In September 2013, the U.S. Department of the Treasury and the IRS released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. We adopted the new guidance for our current tax year, which began on January 1, 2014. These regulations have not had a material impact on our financial statements.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2014 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

Going Concern

In August 2014, the FASB issued ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASC Subtopic 205-40 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. Early adoption is permitted. We plan to adopt the provisions of ASC Subtopic 205-40 for our fiscal year ending December 31, 2016 and the interim periods beginning in 2017.
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
We acquired land for $2.0 million for funeral home expansion projects during the third quarter of 2014. We completed the acquisition of six businesses from certain subsidiaries of SCI (collectively, the “SCI Acquisition”), for $54.9 million during the second quarter of 2014. We acquired land for approximately $6.0 million during the first quarter of 2013 for funeral home expansion projects. There were no acquisitions in the three and nine months ended September 30, 2013.

4.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013 for approximately $0.2 million in cash and recognized a gain of $0.9 million. During the third quarter of 2014, we sold a funeral home in Ohio and a funeral home in Kentucky for approximately $0.6 million and $1.1 million, respectively, which were reported as held-for-sale at June 30, 2014, and recognized a net gain of approximately $0.7 million. At September 30, 2014, we had no assets classified as held-for-sale.
The operating results of the discontinued businesses for the three and nine months ended September 30, 2013 and 2014, as well as any impairments and net gain on the disposal, is presented within discontinued operations on our Consolidated Statements of Operations, along with the income tax effect, as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$751	$188	$3,664	$815

Operating income	$66	$48	$700	$236
Impairment	—	—	(100)	(1,180)
Net gain on disposal	6,399	685	6,546	1,594
Income tax provision	(2,479)	(302)	(2,738)	(269)
Income from discontinued operations	$3,986	$431	$4,408	$381

5.	GOODWILL
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
We performed our 2014 annual impairment test of goodwill using information as of August 31, 2014. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For our 2013 annual impairment test, we performed the two-step impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 2, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of the methodology used for the annual goodwill impairment test. For our 2014 annual impairment test, we performed a qualitative review and concluded that there was not an impairment to goodwill.
The following table presents the changes in goodwill on our Consolidated Balance Sheets during the nine months ended September 30, 2014 (in thousands):

Goodwill as of December 31, 2013	$221,087
Increase in goodwill related to acquisitions	33,826
Changes in previous estimates	3,788
Net impairment and write-off related to divestitures	(1,197)
Goodwill as of September 30, 2014	$257,504
The $33.8 million increase to goodwill related to acquisitions represents the goodwill recorded in connection with the SCI Acquisition completed in May 2014. The changes in previous estimates relate to a $0.1 million reduction in goodwill relating to adjustments in inventory for the November 2013 funeral home business acquisition and a $3.9 million increase in goodwill relating to a reclass from tradenames for the SCI Acquisition. In the second quarter of 2014, we recorded an impairment of $1.2 million related to a business held for sale as the carrying value exceeded fair value. As such, this amount is recorded within discontinued operations on our Consolidated Statements of Operations. Our purchase price allocations for these acquisitions are dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and other intangible assets. Material revisions to the ongoing current estimates may be necessary when the valuation process is completed, which is expected to occur within a year after the respective acquisition closing dates.

6.	PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2013 and September 30, 2014 were as follows (in thousands):

	December 31, 2013	September 30, 2014
Preneed cemetery trust investments, at fair value	$70,386	$75,271
Less: allowance for contract cancellation	(2,045)	(2,199)
Preneed cemetery trust investments, net	$68,341	$73,072
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2014, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2014. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed cemetery trust investments at September 30, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,428	$—	$—	$2,428
Fixed income securities:
Municipal bonds	2	344	12	—	356
Foreign debt	2	4,945	91	(102)	4,934
Corporate debt	2	30,384	433	(1,984)	28,833
Preferred stock	2	18,432	647	(203)	18,876
Mortgage backed securities	2	1	—	—	1
Common stock	1	16,756	3,019	(948)	18,827
Trust securities		$73,290	$4,202	$(3,237)	$74,255
Accrued investment income		$1,016			$1,016
Preneed cemetery trust investments					$75,271
Fair market value as a percentage of cost					101.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,299
Due in five to ten years	7,670
Thereafter	39,031
Total	$53,000
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,541	$—	$—	$1,541
Fixed income securities:
Foreign debt	2	3,460	146	(3)	3,603
Corporate debt	2	32,958	386	(1,150)	32,194
Preferred stock	2	17,754	178	(273)	17,659
Mortgage backed securities	2	1	—	—	1
Common stock	1	12,431	2,362	(267)	14,526
Trust securities		$68,145	$3,072	$(1,693)	$69,524
Accrued investment income		$862			$862
Preneed cemetery trust investments					$70,386
Fair market value as a percentage of cost					102.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We did not record any impairments in the three months ended September 30, 2014. In the second quarter of 2014, we recorded a $0.2 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.

At September 30, 2014, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2014 and December 31, 2013, are shown in the following tables (in thousands):

	September 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,039	$(102)	$—	$—	$4,039	$(102)
Corporate debt	19,306	(846)	2,224	(1,137)	21,530	(1,983)
Preferred stock	6,456	(191)	3,238	(12)	9,694	(203)
Common stock	9,520	(911)	81	(38)	9,601	(949)
Total temporary impaired securities	$39,321	$(2,050)	$5,543	$(1,187)	$44,864	$(3,237)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$802	$(3)	$—	$—	$802	$(3)
Corporate debt	11,561	(553)	769	(597)	12,330	(1,150)
Preferred stock	9,601	(273)	—	—	9,601	(273)
Common stock	1,077	(171)	705	(96)	1,782	(267)
Total temporary impaired securities	$23,041	$(1,000)	$1,474	$(693)	$24,515	$(1,693)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Investment income	$671	$504	$2,436	$1,936
Realized gains	835	1,970	2,420	3,670
Realized losses	(94)	(124)	(668)	(952)
Expenses and taxes	(436)	(387)	(2,501)	(1,329)
Increase in deferred preneed cemetery receipts held in trust	(976)	(1,963)	(1,687)	(3,325)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Purchases	$(18,569)	$(17,814)	$(34,273)	$(39,472)
Sales	$16,409	$18,061	$35,229	$40,981

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2013 and September 30, 2014 were as follows (in thousands):

	December 31, 2013	September 30, 2014
Preneed funeral trust investments, at market value	$100,005	$101,480
Less: allowance for contract cancellation	(2,861)	(2,955)
Preneed funeral trust investments, net	$97,144	$98,525
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2014, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended September 30, 2014. During the first quarter of 2014, we reclassified $0.4 million of U.S. Agency obligations from Level 1 investments to Level 2 investments due to reduced trading activity of these securities which caused the fair market price to be determined by other inputs other than quoted prices. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,018	$—	$—	$14,018
Fixed income securities:
U.S. treasury debt	1	2,602	34	(34)	2,602
U.S. agency obligations	2	31	—	(1)	30
Foreign debt	2	3,961	73	(82)	3,952
Corporate debt	2	25,294	527	(1,595)	24,226
Preferred stock	2	15,777	588	(163)	16,202
Mortgage backed securities	2	323	9	(3)	329
Common stock	1	13,611	2,475	(782)	15,304
Mutual funds:
Equity	1	13,991	1,237	(118)	15,110
Fixed income	2	5,280	105	(85)	5,300
Other investments	2	3,614	—	(31)	3,583
Trust securities		$98,502	$5,048	$(2,894)	$100,656
Accrued investment income		$824			$824
Preneed funeral trust investments					$101,480
Fair market value as a percentage of cost					102.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$855
Due in one to five years	6,162
Due in five to ten years	7,013
Thereafter	33,311
Total	$47,341

The cost and fair market values associated with preneed funeral trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,631	$—	$—	$14,631
Fixed income securities:
U.S. treasury debt	1	2,212	47	(54)	2,205
U.S. agency obligations	1	401	8	(7)	402
Foreign debt	2	2,726	115	(2)	2,839
Corporate debt	2	27,993	375	(957)	27,411
Preferred stock	2	15,949	292	(282)	15,959
Mortgage backed securities	2	1	—	—	1
Common stock	1	10,681	2,092	(237)	12,536
Mutual funds:
Equity	1	11,632	2,708	(22)	14,318
Fixed income	2	5,455	88	(179)	5,364
Other investments	2	3,686	—	(26)	3,660
Trust securities		$95,367	$5,725	$(1,766)	$99,326
Accrued investment income		$679			$679
Preneed funeral trust investments					$100,005
Fair market value as a percentage of cost					104.2%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We did not record any impairments in the three months ended September 30, 2014. During the second quarter of 2014, we recorded a $0.1 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2014, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2014 and December 31, 2013 are shown in the following tables (in thousands):

	September 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$1,320	$(6)	$822	$(29)	$2,142	$(35)
U.S. agency obligations	30	—	—	—	30	—
Foreign debt	3,234	(82)	—	—	3,234	(82)
Corporate debt	15,519	(680)	1,787	(914)	17,306	(1,594)
Preferred stock	5,195	(154)	2,606	(10)	7,801	(164)
Mortgage backed securities	—	—	63	(3)	63	(3)
Mutual funds:
Equity	7,848	(751)	67	(31)	7,915	(782)
Equity and other	9,315	(116)	1,917	(2)	11,232	(118)
Fixed income	462	(9)	4,838	(76)	5,300	(85)
Other investments	—	—	44	(31)	44	(31)
Total temporary impaired securities	$42,923	$(1,798)	$12,144	$(1,096)	$55,067	$(2,894)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$816	$(54)	$816	$(54)
U.S. agency obligations	—	—	211	(7)	211	(7)
Foreign debt	632	(2)	—	—	632	(2)
Corporate debt	9,620	(460)	640	(497)	10,260	(957)
Preferred stock	9,918	(282)	—	—	9,918	(282)
Mutual funds:
Equity	954	(152)	626	(85)	1,580	(237)
Equity and other	314	(13)	195	(9)	509	(22)
Fixed income	865	(43)	1,420	(136)	2,285	(179)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$22,303	$(952)	$3,952	$(814)	$26,255	$(1,766)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Investment income	$709	$576	$2,232	$2,067
Realized gains	942	1,605	7,156	5,036
Realized losses	(111)	(105)	(5,664)	(841)
Expenses and taxes	(269)	(260)	(1,324)	(1,158)
Increase in deferred preneed funeral receipts held in trust	(1,271)	(1,816)	(2,400)	(5,104)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Purchases	$(17,266)	$(14,630)	$(28,355)	$(44,147)
Sales	$15,697	$14,691	$29,924	$44,840

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At September 30, 2014, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $23.5 million and $9.3 million, respectively, of which $10.2 million is presented in Accounts receivable and $22.6 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $3.8 million and $4.4 million at December 31, 2013 and September 30, 2014, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 5.9% of the total receivables on recognized sales at September 30, 2014. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2014, the change in the allowance for contract cancellations was as follows (in thousands):

September 30, 2014
Beginning balance	$1,347
Write-offs and cancellations	(959)
Provision	1,414
Ending balance	$1,802
The aging of financing receivables as of September 30, 2014 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$816	$421	$263	$1,113	$2,613	$20,555	$23,168
Deferred revenue	347	183	158	556	1,244	8,368	9,612
Total contracts	$1,163	$604	$421	$1,669	$3,857	$28,923	$32,780

The aging of financing receivables as of December 31, 2013 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$895	$372	$266	$683	$2,216	$18,628	$20,844
Deferred revenue	355	191	85	271	902	7,890	8,792
Total contracts	$1,250	$563	$351	$954	$3,118	$26,518	$29,636

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2013 and September 30, 2014, receivables from preneed trusts were as follows (in thousands):

	December 31, 2013	September 30, 2014
Preneed trust funds, at cost	$11,511	$12,631
Less: allowance for contract cancellation	(345)	(379)
Receivables from preneed trusts, net	$11,166	$12,252

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2014 and December 31, 2013. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of September 30, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,344	7,364
Mutual funds and common stocks	2,429	2,508
Annuities	24	24
Total	$12,631	$12,730

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2013
Cash and cash equivalents	$2,657	$2,657
Fixed income investments	6,344	6,355
Mutual funds and common stocks	2,484	2,561
Annuities	26	26
Total	$11,511	$11,599

9.	CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $289.9 million and $313.2 million at December 31, 2013 and September 30, 2014, respectively, and are not included on our Consolidated Balance Sheets.

10.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2013 and September 30, 2014 were as follows (in thousands):

	December 31, 2013	September 30, 2014
Trust assets, at fair value	$42,342	$50,234
Obligations due from trust	(449)	(31)
Care trusts’ corpus	$41,893	$50,203
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are foreign debt, corporate debt and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2014. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2014 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$999	$—	$—	$999
Fixed income securities:
Municipal bonds	2	231	8	—	239
Foreign debt	2	3,323	62	(69)	3,316
Corporate debt	2	20,547	300	(1,338)	19,509
Preferred stock	2	12,474	440	(137)	12,777
Mortgage backed securities	2	1	—	—	1
Common stock	1	11,310	2,042	(644)	12,708
Trust securities		$48,885	$2,852	$(2,188)	$49,549
Accrued investment income		$685			$685
Cemetery perpetual care trust investments					$50,234
Fair market value as a percentage of cost					101.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,261
Due in five to ten years	5,185
Thereafter	26,396
$35,842

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We did not record any impairments in the three months ended September 30, 2014. In the second quarter of 2014, we recorded a $0.1 million impairment charge for other-than temporary declines in fair value related to unrealized losses on certain investments. We did not record any impairments in the three and nine months ended September 30, 2013. At September 30, 2014, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2014 and December 31, 2013 are shown in the following tables (in thousands):

	September 30, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,714	$(69)	$—	$—	$2,714	$(69)
Corporate debt	13,025	(571)	1,500	(767)	14,525	(1,338)
Preferred stock	4,349	(129)	2,181	(8)	6,530	(137)
Common stock	6,460	(618)	55	(26)	6,515	(644)
Total temporary impaired securities	$26,548	$(1,387)	$3,736	$(801)	$30,284	$(2,188)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$478	$(2)	$—	$—	$478	$(2)
Corporate debt	6,948	(332)	462	(359)	7,410	(691)
Preferred stock	5,811	(165)	—	—	5,811	(165)
Common stock	716	(114)	470	(64)	1,186	(178)
Total temporary impaired securities	$13,953	$(613)	$932	$(423)	$14,885	$(1,036)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Realized gains	$634	$1,061	$1,721	$2,375
Realized losses	(72)	(67)	(470)	(759)
Increase in care trusts’ corpus	(562)	(994)	(1,251)	(1,616)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenues for the three and nine months ended September 30, 2013 and 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Investment income	$1,382	$1,168	$3,852	$3,748
Realized (loss) gains, net	(2)	495	681	645
Total	$1,380	$1,663	$4,533	$4,393
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Purchases	$(10,703)	$(12,000)	$(20,541)	$(26,136)
Sales	$9,400	$12,141	$21,195	$27,163

11.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13)are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021, issued in March 2014, was approximately $151.0 million at September 30, 2014 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met such criteria. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
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

•
Level 2 – Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include U.S agency obligations, municipal bonds, corporate debt, preferred stocks, foreign debt, mortgage backed securities, certain fixed income securities and fixed income mutual funds.

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of September 30, 2014, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
12.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2013 and September 30, 2014 were as follows (in thousands):

	December 31, 2013	September 30, 2014
Prepaid agreements not-to-compete, net of accumulated amortization of $4,807 and $5,035, respectively	$1,299	$1,174
Deferred loan costs, net of accumulated amortization of $1,252 and $2,701, respectively	2,602	1,978
Convertible junior subordinated debenture origination costs, net of accumulated amortization of $1,095	2,949	—
Convertible subordinated notes issuance costs, net of accumulated amortization of $256	—	3,371
Tradenames	5,430	7,660
Other	—	340
Deferred charges and other non-current assets	$12,280	$14,523

Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $19,800 and $69,400 for the three months ended September 30, 2013 and 2014, respectively, and $59,000 and $279,000 for the nine months ended September 30, 2013 and 2014, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. In connection with the redemption of our convertible junior subordinated debentures, we wrote-off the related unamortized origination costs of approximately $2.9 million in March 2014. See Note 15 to the Consolidated Financial Statements herein for further discussion related to the convertible junior subordinated debentures. Debt issuance costs related to our convertible subordinated notes issued in March 2014 are being amortized using the effective interest method over the seven year term of the notes. See Note 14 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized. During the nine months ended September 30, 2014, we increased tradenames by approximately $2.3 million related to the SCI Acquisition.

13.	LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013	September 30, 2014
Revolving credit facility, secured, floating rate	$36,900	$42,300
Term loan, secured, floating rate	117,000	122,656
Acquisition debt	1,866	1,336
Less: current portion	(13,224)	(9,681)
Total long-term debt	$142,542	$156,611
As of September 30, 2014, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of September 30, 2014, we had outstanding borrowings under the revolving credit facility of $42.3 million and $122.7 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At September 30, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2014 was 2.9% and 2.8%, respectively.
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
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2014. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2014, the leverage ratio was 2.83 to 1.00 and the fixed charge coverage ratio was 2.60 to 1.00.

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
The Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events as described in the Indenture.
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
We have recorded the issuance of the Notes per the guidance provided under ASC 470, Topic 20, Debt with Conversion and Other Options, which requires that we separate the Notes into a liability component and an equity component. The carrying amount of the liability is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was determined based on a bond discount rate of 6.75% per year. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Notes and is recorded in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheets. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense using the effective interest method. The expected life of the liability component will not be reassessed in subsequent periods unless the terms are modified.
We received gross proceeds of $143.75 million and paid transactions costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. Refer to Note 15 herein for further discussion of the redemption of the convertible junior subordinated debentures.
Total transaction costs of $4.7 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets and are being amortized using the effective interest method over the seven year term of the Notes. Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Notes.

The carrying values of the liability and equity components of the Notes at September 30, 2014 are reflected in our Consolidated Balance Sheets as follows (in thousands):

September 30, 2014
Long-term liabilities:
Principal amount	$143,750
Unamortized discount of liability component	(30,013)
Carrying value of the liability component	$113,737

Equity component carrying value	$17,973
The fair value of the Notes, which are Level 2 measurements, was $151.0 million at September 30, 2014.
Interest expense for the three and nine months ended September 30, 2014 included contractual coupon interest expense of $1.0 million and $2.1 million, respectively, and amortization of debt issuance costs of $0.1 million and $0.3 million, respectively. Accretion of the discount on the convertible subordinated notes was $0.8 million and $1.6 million for the three and nine months ended September 30, 2014, respectively.
The unamortized discount is being amortized over the remaining term of seven years. The effective interest rate on the liability component for the three and nine months ended September 30, 2014 was 6.75% per year.

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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs are seeking monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before the Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the court granted Defendants’ motion to disqualify Plaintiffs’ counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and Plaintiffs’ counsel moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. The parties reached a proposed class settlement and the court granted its preliminary approval of such settlement by order dated March 19, 2014. Notice of the class settlement was provided pursuant to the Preliminary Order Approving Class Action Settlement and no settlement class members opted out of the class nor objected to the terms of the settlement. The court issued its final approval of the settlement on June 23, 2014. The parties are administering the settlement in accordance with its terms.

17.	STOCKHOLDERS’ EQUITY
Stock Options
As of September 30, 2014, there were 1,393,421 stock options outstanding and 1,061,022 stock options which remain unvested. On September 2, 2014, we granted 15,000 options to a new employee at an option price of $18.86. These options will vest in 25.00% increments each year over a four year period and have a six year term. The value of these stock options is approximately $0.1 million.
The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

September 2, 2014
Dividend yield	0.53%
Expected volatility	33.44%
Risk-free interest rate	1.34%
Expected life (years)	4
Black-Scholes value	$5.06
We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.4 million for the three months ended September 30, 2013 and 2014, and $0.6 million and $1.2 million for the nine months ended September 30, 2013 and 2014, respectively. The significant increase in expense for the nine months ended September 30, 2014 was due to a large number of stock option grants in the first nine months of 2014 at a a significantly higher option price compared to prior year grants.
Employee Stock Purchase Plan
During the third quarter of 2014, employees purchased a total of 11,716 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $14.73 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $43,000 and $42,000 for the three months ended September 30, 2013 and 2014, respectively, and $230,000 and $231,000 for the nine months ended September 30, 2013 and 2014, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

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
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 20%, 25% or 33.33% increments over five, four or three year terms, respectively. We did not issue any restricted common stock in the three months ended September 30, 2014.
Related to the vesting of restricted stock awards awarded to our officers and key employees, we recorded $0.5 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended September 30, 2013 and 2014 and $1.4 million and $1.3 million for the nine months ended September 30, 2013 and 2014, respectively.
As of September 30, 2014, we had approximately $5.4 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.5 years.
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
We recorded $81,000 and $46,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended September 30, 2013 and 2014, respectively, and $690,000 and $695,000 for the nine months ended September 30, 2013 and 2014, respectively, related to the director fees, annual retainers and deferred compensation amortization.

Cash Dividends
During the three months ended September 30, 2014, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on September 2, 2014 to record holders of our common stock as of August 15, 2014. For the nine months ended September 30, 2014, we paid approximately $1.4 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2013	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	3,783
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(3,783)
Balance at September 30, 2014	$—

18.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from continuing operations, pre-tax income (loss) from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Nine months ended September 30, 2014	$127,926	$38,779	$—	$166,705
Nine months ended September 30, 2013	$122,427	$38,008	$—	$160,435
Income (loss) from continuing operations before income taxes:
Nine months ended September 30, 2014	$39,025	$10,959	$(35,729)	$14,255
Nine months ended September 30, 2013	$37,329	$11,513	$(30,228)	$18,614
Total assets:
September 30, 2014	$564,768	$242,595	$18,333	$825,696
December 31, 2013	$502,525	$227,520	$16,554	$746,599

19.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues
Goods
Funeral	$14,678	$15,771	$48,325	$49,230
Cemetery	7,544	7,582	23,136	23,754
Total goods	$22,222	$23,353	$71,461	$72,984
Services
Funeral	$20,360	$23,717	$67,083	$71,562
Cemetery	2,513	2,602	7,582	7,913
Total services	$22,873	$26,319	$74,665	$79,475
Financial revenue
Preneed funeral commission income	$446	$509	$1,435	$1,636
Preneed funeral trust earnings	1,648	1,773	5,584	5,498
Cemetery trust earnings	1,940	2,212	6,220	6,072
Cemetery finance charges	372	383	1,070	1,040
Total financial revenue	$4,406	$4,877	$14,309	$14,246
Total revenues	$49,501	$54,549	$160,435	$166,705

Cost of revenues
Goods
Funeral	$12,089	$13,139	$38,783	$40,336
Cemetery	5,651	6,082	16,804	17,669
Total goods	$17,740	$19,221	$55,587	$58,005
Services
Funeral	$10,881	$12,511	$33,913	$36,743
Cemetery	1,669	1,840	4,874	5,204
Total services	$12,550	$14,351	$38,787	$41,947
Financial expenses
Preneed funeral commissions	$263	$260	$972	$788
Trust administration fees	48	86	170	168
Total financial expenses	$311	$346	$1,142	$956
Total cost of revenues	$30,601	$33,918	$95,516	$100,908
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

20.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2013	2014
Cash paid for interest	$9,444	$7,588
Cash paid for income taxes	506	830
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	3,822	8,219
Restricted common stock withheld for payroll taxes	1,601	1,305
Net deposits into preneed funeral trusts	(1,400)	(1,336)
Net withdrawals (deposits) from / into preneed cemetery trusts	181	(1,099)
Net withdrawals from perpetual care trusts	5,209	293
Net increase in preneed receivables	(1,530)	(1,500)
Net deposits of receivables into preneed trusts	(424)	(1,086)
Net change in preneed funeral receivables increasing deferred revenue	1,869	245
Net change in preneed cemetery receivables increasing deferred revenue	621	90
Net deposits into preneed funeral trust accounts increasing deferred preneed funeral receipts held in trust	1,400	1,336
Net (withdrawals) deposits from / into cemetery trust accounts (decreasing) increasing deferred cemetery receipts held in trust	(181)	1,099
Net (withdrawals) deposits from / into perpetual care trust accounts (decreasing) increasing perpetual care trusts’ corpus	(4,820)	160

21.	EARNINGS PER SHARE
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
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$1,908	$4,565	$10,888	$10,080
Less: Earnings allocated to unvested restricted stock	(35)	(84)	(236)	(198)
Income attributable to continuing operations	$1,873	$4,481	$10,652	$9,882

Numerator from discontinued operations
Income from discontinued operations	$3,986	$431	$4,408	$381
Less: Earnings allocated to unvested restricted stock	(74)	(8)	(96)	(8)
Income attributable to discontinued operations	$3,912	$423	$4,312	$373

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	$—	$—	$2,462	$—
	$—	$—	$2,462	$—

Income attributable to continuing operations	$1,873	$4,481	$13,114	$9,882
Income attributable to discontinued operations	$3,912	$423	$4,312	$373

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	17,892	18,150	17,794	18,086
Effect of dilutive securities:
Stock options	165	126	175	137
Convertible junior subordinated debentures	—	—	4,392	—
Denominator for diluted earnings per common share - weighted average shares outstanding	18,057	18,276	22,361	18,223

Basic earnings per common share:
Continuing operations	$0.10	$0.25	$0.60	$0.55
Discontinued operations	0.22	0.02	0.24	0.02
Basic earnings per common share	$0.32	$0.27	$0.84	$0.57

Diluted earnings per common share:
Continuing operations	$0.10	$0.24	$0.59	$0.54
Discontinued operations	0.22	0.02	0.19	0.02
Diluted earnings per common share	$0.32	$0.26	$0.78	$0.56

The fully diluted weighted average shares outstanding for the nine months ended September 30, 2013, and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by FASB ASC 260-10-45. For the three months ended September 30, 2013, shares from the conversion of our convertible junior subordinated debentures and our convertible subordinated notes are excluded from the fully diluted earnings per share calculation because the inclusion of such converted shares would result in an antidilutive impact. The convertible junior subordinated notes were redeemed in March 2014 and there has been no impact on our 2014 calculation of fully diluted earnings per share.

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
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 75% of our revenues, and cemeteries, which account for approximately 25% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. As of September 30, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward business managers, known as “Managing Partners” for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the successful execution of a handful of local market drivers of high and sustainable operating and sales performance over long periods of time, e.g. market share, preneed property sales, average revenue per funeral contract and interment, highly motivated and skilled service and sales staff, strong entrepreneurial leadership, profit margin management and other drivers. The model and standards are the measures by which we judge the success of each business. We also implemented short-term (one-year) Being the Best and long-term (five years) Good to Great Incentive Programs that recognize and reward those Managing Partners that can achieve and sustain a high level (over 70%) of “Standards Achievement.” The potential incentives over long periods of time are in the range of compensation that independent owners of these businesses would receive. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model has allowed us to measure the sustainable revenue growth and earning power of our portfolio businesses. The Standards Operating Model led to the development of our “Strategic Acquisition Model,” described below under “Acquisitions and Divestitures” which guides our acquisition and disposition strategy. We expect both models to drive long-term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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

Our funeral volumes have increased from 24,403 in 2010 to 29,854 in 2013 (compounded annual increase of 7.0%). Our funeral operating revenue, excluding financial revenue, has increased from $124.2 million in 2010 to $153.9 million in 2013 (compounded annual increase of 7.4%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $8.1 million in 2010 to $9.2 million in 2013. We experienced an increase of 3.1% in volumes and 4.7% in funeral operating revenues in the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to an increase in volumes and revenues from our acquired funeral home businesses. See “Results of Operations” below for the definition of acquired businesses.
The percentage of funeral services involving cremations has increased from 43.2% for the year ended 2010 to 46.9% for the year ended 2013, and was 47.3% for the nine months ended September 30, 2014. On a same store basis, the cremation rate has risen to 47.4% for the nine months ended September 30, 2014, up from 46.4% for the comparable nine month period in 2013. The cremation rate for our acquired funeral home businesses was 46.9% for the nine months ended September 30, 2014 compared to 49.2% for the comparable nine month period in 2013.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% of our cemetery revenues for the year ended December 31, 2013 related to preneed sales of interment rights and related merchandise and services. For the nine months ended September 30, 2013 and 2014, preneed sales of interment rights and related merchandise were approximately 49.0% and 47.4%, respectively, of total cemetery revenues. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery revenues. Cemetery revenues from investment earnings on trust funds were approximately $6.1 million, or 19.2%, of total cemetery revenues for the nine months ended September 30, 2014, down from $6.2 million, or 20.2%, of total cemetery revenues for the nine months ended September 30, 2013. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2010 through 2013 was characterized by growth of operating revenues and field-level profit margins. Cemetery operating revenue increased from $37.8 million in 2010 to $40.5 million in 2013 (compounded annual increase of 2.3%). Cemetery field-level profit margins increased from $8.9 million in 2010 to $11.7 million in 2013 (compounded annual increase of 9.4%). Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on the growth of our preneed property sales.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Funeral Commission Income within Funeral Revenue. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. As of September 30, 2014, CSV RIA provided these services to two institutions, which have custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of the assets is in compliance with applicable laws.
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
Acquisitions and Divestitures
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
In general terms, should a target business be acceptable per the criteria above, we will then determine the value of the target using a discounted cash flow methodology. In May 2014, we completed the acquisition of six businesses from certain subsidiaries of Service Corporation International (“SCI”). We acquired four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral home businesses in Alexandria, Virginia (collectively, the “SCI Acquisition”) for $54.9 million. Additionally, during the nine months ended September 30, 2014, we purchased land for approximately $2.0 million to be used for funeral home expansions. During the nine months ended September 30, 2013, we purchased land for approximately $6.0 million to be used for similar projects.
During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013 for approximately $0.2 million in cash and recognized a gain of $0.9 million. During the third quarter of 2014, we sold a funeral home in Ohio and a funeral home in Kentucky for approximately $0.6 million and $1.1 million, respectively, which were reported as held-for-sale at June 30, 2014. We recognized a net gain of approximately $0.7 million on these divestitures.
Financial Highlights
Three months ended September 30, 2013 compared to three months ended September 30, 2014
Total revenue for the three months ended September 30, 2014 and 2013 was $54.5 million and $49.5 million, respectively, an increase of 10.2%. Further discussion of revenue in our funeral home and cemetery segments is presented herein under “Results of Operations”. Net income from continuing operations for the three months ended September 30, 2014 totaled $4.6 million, equal to $0.24 per diluted share, compared to net income from continuing operations of $1.9 million, equal to $0.10 per diluted share, for the three months ended September 30, 2013. The increase in net income is attributable to better performance in our funeral home segment, better management of general and administrative expenses and a discrete tax benefit. On August 1, 2014, we received notification that the Internal Revenue Service (“IRS”) completed its examination of our tax year ended December 31, 2011. As a result, we recognized a tax benefit of $1.7 million related to uncertain tax positions which is included in our tax provision for the three month period ended September 30, 2014. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of these uncertain tax positions.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2014
Total revenue for the nine months ended September 30, 2014 and 2013 was $166.7 million and $160.4 million, respectively, an increase of 3.9%. Further discussion of revenue in our funeral home and cemetery segments is presented herein under “Results of Operations”. Net income from continuing operations for the nine months ended September 30, 2014 totaled $10.1 million, equal to $0.54 per diluted share, compared to net income from continuing operations of $10.9 million, equal to $0.59 per diluted share for the nine months ended September 30, 2013. Net income from continuing operations for the nine months ended September 30, 2014 included a loss of approximately $1.0 million on the early extinguishment of debt related to the Fifth Amendment to our Credit Facility in May 2014, a loss of approximately $3.8 million on the redemption of our convertible junior subordinated debentures and $1.6 million related to the accretion of the discount on our convertible subordinated notes issued in March 2014. Additionally, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease. As noted above, on August 1, 2014, we recognized a tax benefit of $1.7 million related to uncertain tax positions which is included in our tax provision for the nine month period ended September 30, 2014. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of these uncertain tax positions.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending September 30, 2014. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include such measures as “Adjusted Net Income,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We are providing below a reconciliation after tax of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable Trust Income, acquisition and divestiture expenses, severance costs and other items in the table below. The adjustment of Special Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2014, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP net income calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2013	2014	2013	2014
Net income from continuing operations, as reported	$1.9	$4.6	$10.9	$10.1

Special items, net of tax at federal statutory rate of 34%
Withdrawable trust income	0.2	0.5	0.7	1.0
Acquisition and divestiture expenses	0.1	—	0.2	0.7
Severance costs	0.4	0.1	0.9	0.6
Consulting fees	0.1	0.1	0.3	0.2
Other incentive compensation	—	—	—	0.7
Securities transaction expenses	0.2	—	0.2	—
Accretion of discount on convertible subordinated notes	—	0.5	—	1.1
Costs related to credit facility	—	—	0.2	0.6
Loss on redemption of convertible junior subordinated debentures	—	—	—	2.5
Gain on asset purchase	—	—	—	(0.7)
Other special items	—	—	(0.5)	0.5
Tax adjustment from prior period	—		0.6	—
Adjusted (Non-GAAP) net income	$2.9	$5.8	$13.5	$17.3

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
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and nine months ended September 30, 2013 and 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2010 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2009 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2014.
Three months ended September 30, 2013 compared to three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$27,525	$28,234	$709	2.6%
Acquired operating revenue	7,513	11,254	3,741	49.8%
Preneed funeral insurance commissions	446	509	63	14.1%
Preneed funeral trust earnings	1,648	1,773	125	7.6%
Total	$37,132	$41,770	$4,638	12.5%

Operating profit:
Same store operating profit	$9,970	$10,235	$265	2.7%
Acquired operating profit	2,098	3,603	1,505	71.7%
Preneed funeral insurance commissions	183	249	66	36.1%
Preneed funeral trust earnings	1,637	1,753	116	7.1%
Total	$13,888	$15,840	$1,952	14.1%
Funeral home same store operating revenues for the three months ended September 30, 2014 increased $0.7 million, or 2.6%, when compared to the three months ended September 30, 2013. This increase was due to a 2.9% increase in the average revenue per contract to $5,455, offset by a 0.3% decrease in same store operating contracts to 5,427. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $147, or 2.9% to $5,203 in the three months ended September 30, 2014. The number of traditional burial contracts decreased 2.1% to 2,391, while the average revenue per burial contract increased 3.4% to $8,631. The cremation rate for same store businesses increased from 46.9% in the three months ended September 30, 2013 to 48.3% in the same period of 2014 and the number of cremation contracts increased 2.6% to 2,620. The average revenue per same store cremation contract increased 5.0% to $3,099, as cremations with services increased from 30.8% of total cremation contracts in the three months ended September 30, 2013 to 33.2% in the same period of 2014. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.7% of the total number of contracts in the third quarter of 2014, decreased from $2,088 in 2013 to $2,053 in 2014.
Same store operating profit for the three months ended September 30, 2014 increased $0.3 million, or 2.7%, from the comparable three months of 2013. The increase in operating profit is primarily due to the increase in revenue, offset by increases in merchandise expenses and salaries and benefits. Same store operating profit, as a percentage of funeral same store operating revenue, remained relatively flat at approximately 36.2% in both periods.
Funeral home acquired revenues for the three months ended September 30, 2014 increased $3.7 million, or 49.8%, when compared to the three months ended September 30, 2013, as we experienced a 42.5% increase in the number of contracts, and an increase of 5.1% in the average revenue per contract to $5,328 for those acquired operations. Excluding funeral trust earnings, the average revenue per contract increased 5.1% to $5,196 in 2014. The number of traditional burial contracts increased 39.9%, and the average revenue per burial contract increased 5.3% to $8,319. The cremation rate for the acquired businesses was 48.1% in the third quarter of 2013 and 2014. The average revenue per cremation contract increased 9.7% to $3,377 for the third quarter of 2014 and the number of cremation contracts increased from 731 in the three months ended September 30, 2013 to 1,041 in the same period of 2014, a 42.4% increase. Cremations with services decreased from 34.5% in the three months ended September 30, 2013 to 33.8% for the three months ended September 30, 2014. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the newly acquired businesses serve primarily traditional burial families.
Acquired operating profit for the three months ended September 30, 2014 increased $1.5 million, or 71.7%, when compared to the same period of 2013 and, as a percentage of revenue from acquired businesses, was 32.0% for the the three months ended September 30, 2014 compared to 27.9% for the same period of 2013. Salaries and benefits of acquired operations, as a percentage of revenue, are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 9.0% in revenue and 10.0% in operating profit in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as a result of higher earnings on trust contracts. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$90,628	$88,703	$(1,925)	(2.1)%
Acquired operating revenue	24,780	32,089	7,309	29.5%
Preneed funeral insurance commissions	1,435	1,636	201	14.0%
Preneed funeral trust earnings	5,584	5,498	(86)	(1.5)%
Total	$122,427	$127,926	$5,499	4.5%

Operating profit:
Same store operating profit	$34,969	$32,706	$(2,263)	(6.5)%
Acquired operating profit	7,743	11,007	3,264	42.2%
Preneed funeral insurance commissions	463	848	385	83.2%
Preneed funeral trust earnings	5,545	5,459	(86)	(1.6)%
Total	$48,720	$50,020	$1,300	2.7%
Funeral home same store operating revenues for the nine months ended September 30, 2014 decreased $1.9 million, or 2.1%, when compared to the nine months ended September 30, 2013. Same store operating contracts decreased 2.7% to 17,003 in the nine months ended September 30, 2014, while the average revenue per contract increased 0.9% to $5,475 in the same period. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $29 to $5,217 for the nine months ended September 30, 2014. The number of traditional burial contracts decreased 5.6% to 7,646, while the average revenue per burial contract increased 3.0% to $8,571. The cremation rate for same store businesses increased from 46.4% in the nine months ended September 30, 2013 to 47.4% in the same period of 2014, while the number of cremation contracts decreased 0.5% to 8,063. The average revenue per same store cremation contract increased 1.5% to $3,074 as cremations with services increased slightly from 32.3% of total cremation contracts in the nine months ended September 30, 2013 to 32.6% in the same period of 2014. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service, and which made up approximately 7.6% of the total number of contracts in 2014, decreased 5.6% to $2,150.
Same store operating profit for the nine months ended September 30, 2014 decreased $2.3 million, or 6.5%, from the comparable nine months of 2013 and, as a percentage of funeral same store operating revenue, decreased from 38.6% in 2013 to 36.9% in comparable period of 2014. The decrease in operating profit is primarily due to fixed operating expenses that did not decrease in proportion to the decrease in revenue in the nine months ended September 30, 2014. In addition, we had approximately $0.4 million non-recurring favorable adjustments to operating expenses in the nine months ended September 30, 2013 that did not occur in same period of 2014.
Funeral home acquired revenues for the nine months ended September 30, 2014 increased $7.3 million, or 29.5%, when compared to the nine months ended September 30, 2013, as we experienced a 23.1% increase in the number of contracts, and an increase in the average revenue per contract of 5.7%, to $5,332. Excluding funeral trust earnings, the average revenue per contract increased 5.2% to $5,208. The number of traditional burial contracts increased 28.0%, and the average revenue per burial contract increased 4.9% to $8,203. The cremation rate for the acquired businesses was 49.2% in the nine months ended September 30, 2013 compared to 46.9% for the nine months ended September 30, 2014. The average revenue per cremation contract increased 5.3% to $3,242 and the number of cremation contracts increased 17.5% to 2,890. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the newly acquired businesses serve primarily traditional burial families. Cremations with services decreased from 34.9% in the nine months ended September 30, 2013 to 34.3% for the nine months ended September 30, 2014.
Acquired operating profit for the nine months ended September 30, 2014 increased $3.3 million, or 42.2%, from the comparable nine months of 2013 and, as a percentage of revenue from acquired businesses, was 31.2% for the nine months ended September 30, 2013 compared to 34.3% in the same period of 2014. Salaries and benefits of acquired operations, as a percentage of revenue, are generally higher as a percentage of revenue than same store locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 1.6% in revenue in the nine months ended September 30, 2014 primarily due to higher preneed insurance commissions. Operating profit for the two categories of financial revenue, on a combined basis, increased 5.0% as a result of lower preneed commission costs and preneed promotional expenses. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2014.
Three months ended September 30, 2013 compared to three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$9,968	$9,539	$(429)	(4.3)%
Acquired operating revenue	89	645	556	624.7%
Cemetery trust earnings	1,940	2,212	272	14.0%
Preneed cemetery finance charges	372	383	11	3.0%
Total	$12,369	$12,779	$410	3.3%

Operating profit:
Same store operating profit	$2,724	$2,148	$(576)	(21.1)%
Acquired operating profit	13	114	101	776.9%
Cemetery trust earnings	1,903	2,146	243	12.8%
Preneed cemetery finance charges	372	383	11	3.0%
Total	$5,012	$4,791	$(221)	(4.4)%
Cemetery same store operating revenues for the three months ended September 30, 2014 decreased $0.4 million, or 4.3%, from $10.0 million for the three months ended September 30, 2013 to $9.5 million for the three months ended September 30, 2014. Preneed property sales decreased $0.5 million, or 9.7%, as we experienced a 4.0% decrease in the number of preened interment rights (property) sold. Additionally, the average price per interment decreased 5.8% to $2,775 in the third quarter of 2014. The percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 92.0% in the three months ended September 30, 2013 to 89.1% in the three months ended September 30, 2014. Revenue from deliveries of preneed merchandise and services decreased 10.5% to $0.9 million for the three months ended September 30, 2014. Same store at-need revenue increased $0.2 million, or 4.8%, and the number of at-need contracts increased 1.8% in the three months ended September 30, 2014.
Cemetery same store operating profit for the three months ended September 30, 2014 decreased $0.6 million, or 21.1%. The decrease in cemetery same store operating profit was a result of the decrease in revenue coupled with an increase in bad debt expense. As a percentage of revenues, cemetery same store operating profit decreased from 27.3% in the third quarter of 2013 to 22.5% in the third quarter of 2014.
Cemetery acquired revenue and acquired operating profit increased in 2014 primarily due to the cemetery acquired from SCI in May 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the three months ended September 30, 2014 increased 14.0% when compared to the three months ended September 30, 2013. Earnings from perpetual care trust funds totaled approximately $1.4 million and $1.7 million for the three months ended September 30, 2013 and 2014, respectively. Trust earnings recognized upon the delivery of merchandise and service contracts remained flat at $0.3 million for the three months ended September 30, 2014 and 2013. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 3.0%.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2013	2014	Amount	%
Revenues:
Same store operating revenue	$30,486	$30,633	$147	0.5%
Acquired operating revenue	232	1,034	802	345.7%
Cemetery trust earnings	6,220	6,072	(148)	(2.4)%
Preneed cemetery finance charges	1,070	1,040	(30)	(2.8)%
Total	$38,008	$38,779	$771	2.0%

Operating profit:
Same store operating profit	$9,073	$8,555	$(518)	(5.7)%
Acquired operating (loss) profit	(33)	239	272	824.2%
Cemetery trust earnings	6,089	5,943	(146)	(2.4)%
Preneed cemetery finance charges	1,070	1,040	(30)	(2.8)%
Total	$16,199	$15,777	$(422)	(2.6)%
Cemetery same store operating revenues for the nine months ended September 30, 2014 increased $0.1 million, or 0.5%, when compared to the nine months ended September 30, 2013. Preneed property sales decreased $0.5 million, or 3.1% to $14.6 million for the nine months ended September 30, 2014 as we experienced a 0.3% decrease in the number of preened interment rights (property) sold. Additionally, the average price per interment decreased 1.2% to $2,788 in the nine months ended September 30, 2014. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 92.9% in the nine months ended September 30, 2013 to 90.8% in the nine months ended September 30, 2014. Revenue from deliveries of preneed merchandise and services declined $0.2 million, or 7.6% in the nine months ended September 30, 2014. Same store at-need revenue increased $0.9 million, or 7.2%, and the number of at-need contracts increased 0.7% in the nine months ended September 30, 2014.
Cemetery same store operating profit decreased $0.5 million, or 5.7%, from $9.1 million for the nine months ended September 30, 2013 to $8.6 million for the nine months ended September 30, 2014. The decrease in cemetery same store operating profit was due primarily to an increase in bad debt expense. As a percentage of revenues, cemetery same store operating profit was 29.8% and 27.9% for the nine months ended September 30, 2013 and 2014, respectively.
Cemetery acquired revenue and acquired operating profit increased in 2014 primarily due to the cemetery acquired from SCI in May 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings for the nine months ended September 30, 2014 decreased 2.4% when compared to the nine months ended September 30, 2013. Earnings from perpetual care trust funds totaled $4.5 million for the nine months ended September 30, 2013 compared to $4.4 million for the nine months ended September 30, 2014, a decrease of $0.1 million, or 3.1%. Trust earnings recognized upon the delivery of merchandise and service contracts remained flat at $1.0 million for the nine months ended September 30, 2014 and 2013. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 2.8%.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs for the three months ended September 30, 2014 increased $0.2 million, or 6.6%, compared to the three months ended September 30, 2013 primarily due to a $0.4 million increase in incentive compensation for field management and their employees offset by a $0.2 million decrease in regional management salaries and benefits. Regional and unallocated funeral and cemetery costs for the nine months ended September 30, 2014 decreased $0.8 million, or 10.5%, compared to the nine months ended September 30, 2013 primarily due to a $0.5 million decrease in incentive compensation for field management and their employees, a $0.4 million decrease in regional management salaries and benefits, a $0.2 million decrease in non-recurring items such as severance costs and natural disaster costs offset by a $0.3 million increase in expenses associated with regional training.

General and Administrative. General and administrative expenses totaled $6.6 million for the three months ended September 30, 2014, a decrease of $0.3 million, or 4.5%, compared to the three months ended September 30, 2013 primarily due to a $0.6 million decrease in salaries and benefits, a $0.5 million decrease in severance costs, a $0.2 million decrease in securities transaction expenses and a $0.1 million decrease in divestiture and acquisition expenses offset by a $0.9 million increase in incentive compensation and a $0.2 million increase in stock-based compensation. General and administrative expenses totaled $22.7 million for the nine months ended September 30, 2014, an increase of $2.5 million, or 12.4%, compared to the nine months ended September 30, 2013 primarily due to an increase of $1.5 million in incentive compensation, a $1.4 million increase in stock-based compensation, a $0.7 million increase in acquisition and divestiture expenses and a $0.2 million increase in public company costs offset by a $0.8 million decrease in salaries and benefits, a $0.3 million decrease in severance costs and a $0.2 million decrease in securities transaction expenses.
Interest Expense. Interest expense, net was $2.2 million for the three months ended September 30, 2014, a decrease of approximately $1.0 million, or 32.3%, compared to the three months ended September 30, 2013. Interest expense decreased $0.5 million as a result of our new convertible subordinated notes issued in May 2014 which have a fixed interest rate of 2.75% compared to our junior convertible subordinated notes which had an interest rate of 7%. In addition, we recognized a $0.6 million credit in the third quarter of 2014 related to the settled portion of uncertain tax positions as a result of the finalization of the IRS audit for our 2011 tax year. These decreases were offset by a $0.2 million increase in interest expense related to our Credit Facility due to higher revolving balances in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Interest expense, net was $7.7 million for the nine months ended September 30, 2014, a decrease of $1.8 million, or 18.7%, compared to the nine months ended September 30, 2013. Interest expense decreased $0.3 million as a result of our new convertible subordinated notes issued in May 2014. Interest expense related to our Credit Facility decreased $0.4 million as a result of the Third Amendment to the Credit Facility, completed in the second quarter of 2013, which lowered our interest rate by 50 basis points. Additionally, we wrote-off $0.4 million of unamortized debt issuance costs related to the Third Amendment which is reflected in interest expense in the nine months ended September 30, 2013. Interest expense related to uncertain tax positions decreased $0.7 million due primarily to the $0.6 million credit recognized in the third quarter of 2014 related to the settled portion of uncertain tax positions as a result of the finalization of the IRS audit for our 2011 tax year.
Accretion of Discount on Convertible Subordinated Notes. For the three and nine months ended September 30, 2014, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.8 million and $1.6 million, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In April 2014, we entered into the Fifth Amendment to our Credit Facility. As a result, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
Loss on redemption of convertible subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. As of April 16, 2014, all of the TIDES had been redeemed. For the nine months ended September 30, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. For the nine months ended September 30, 2014, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease.
Income Taxes. We recorded income taxes at the estimated effective rate of 41.5% for the nine months ended September 30, 2014. We have approximately $44.2 million of state net operating loss carry forwards that will expire between 2015 and 2035, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At September 30, 2014, the valuation allowance totaled $0.3 million. During the third quarter of 2014, we received notification that the IRS examination of our tax year ended December 31, 2011 was completed. As such, we reduced previously recorded liabilities related to uncertain tax positions and recognized a benefit of $1.7 million. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement. We believe that existing cash balances, future cash flows from operations and the borrowings under our Credit Facility described above will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2014 with $1.4 million in cash and other liquid investments and ended the third quarter with $3.0 million in cash. As of September 30, 2014, we had borrowings of $42.3 million outstanding on our revolving credit facility.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2013 and September 30, 2014 (in millions):

	For the Nine Months Ended September 30,
	2013	2014
Cash at January 1st	$1.7	$1.4
Cash flow from operating activities	31.2	27.6
Acquisitions and land for new construction	(6.0)	(56.9)
Net proceeds from the sale of businesses and other assets	8.3	1.9
Growth capital expenditures	(2.8)	(12.9)
Maintenance capital expenditures	(4.6)	(5.3)
Net (payments) borrowings on our revolving credit facility, term loan and long-term debt obligations	(26.6)	10.4
Proceeds from issuance of convertible subordinated notes	—	143.7
Payment of debt issuance costs related the convertible subordinated notes	—	(4.7)
Redemption of convertible junior subordinated debentures	—	(89.7)
Payments for performance-based stock awards	—	(16.2)
Dividends on common stock	(1.4)	(1.4)
Excess tax benefit of equity compensation	1.0	4.6
Payment of loan origination costs related to the credit facility	(0.6)	(0.8)
Other financing costs	0.7	1.3
Cash at September 30th	$0.9	$3.0
For the nine months ended September 30, 2014, cash provided by operating activities was $27.6 million compared to cash provided by operating activities of $31.2 million for the nine months ended September 30, 2013. The decrease was primarily due to a $4.8 million decrease in net income. The decrease due to working capital changes included a $2.7 million increase in preneed receivables, offset by $1.0 million increase in accounts payable and accrued liabilities. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Financial Highlights for a discussion of our operations.

Our investing activities resulted in a net cash outflow of $73.1 million for the nine months ended September 30, 2014 compared to $5.2 million for the nine months ended September 30, 2013. The increase was due to the SCI Acquisition completed in May 2014 for $54.9 million. Additionally we acquired land for approximately $2.0 million in the nine months ended September 30, 2014 for funeral home expansion projects. We acquired land for approximately $6.0 million in the nine months ended September 30, 2013 for similar projects. For the nine months ended September 30, 2014, we sold businesses for approximately $1.9 million compared to net proceeds of $8.3 million for businesses sold in the nine months ended September 30, 2013.
For the nine months ended September 30, 2014, capital expenditures totaled $18.2 million compared to $7.4 million for the nine months ended September 30, 2013. Maintenance capital expenditures were $5.3 million in the nine months ended September 30, 2014 compared to $4.6 million in the nine months ended September 30, 2013. Growth capital expenditures were $12.9 million in the nine months ended September 30, 2014 compared to $2.8 million in the nine months ended September 30, 2013. The increase in growth capital expenditures was due primarily to the purchase of three buildings for approximately $7.6 million which we had previously leased. Additionally, we incurred construction costs of approximately $2.8 million related to three new funeral homes.
Our financing activities resulted in a net cash inflow of $47.0 million for the nine months ended September 30, 2014 compared to a net cash outflow of $26.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.7 million related to the issuance of these notes. In connection with the issuance of the notes, we paid $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. During the nine months ended September 30, 2014, we had net borrowings on our revolving line of credit of $5.4 million compared to net payments of $18.7 million in the nine months ended September 30, 2013. In connection with the Fifth Amendment to our Credit Facility completed in the second quarter of 2014, our term loan increased $11.0 million, offset by payments of $5.3 million during the nine months ended September 30, 2014. We paid approximately $0.8 million in loan origination costs related to the Fifth Amendment to the Credit Facility. Additionally, during the nine months ended September 30, 2014, we paid approximately $16.2 million related to performance-based stock awards and recognized $4.6 million related to the excess tax benefit of equity compensation.
Dividends
Our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on September 2, 2014 to record holders of our common stock as of August 15, 2014. For the nine months ended September 30, 2014, we paid approximately $1.4 million in dividends. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of September 30, 2014, we had a $325 million credit facility with Bank of America, N.A. as the Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility is set to mature on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of September 30, 2014, we had $42.3 million drawn under the revolving credit facility and $122.7 million was outstanding under the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At September 30, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2014 was 2.9% and 2.8%, respectively.
The outstanding principal of our long-term debt and capital lease obligations at September 30, 2014 totaled $127.3 million and consisted of $122.7 million under our term loan and $4.7 million in acquisition indebtedness and capital lease obligations.
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
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2014. Key ratios that we must comply with include a Total Debt to EBITDA ratio, that as of the last day of each quarter, must not be greater than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of September 30, 2014, the leverage ratio was 2.83 to 1.00 and the fixed charge coverage ratio was 2.60 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
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
At September 30, 2014, the carrying amount of the equity component was approximately $18.0 million. At September 30, 2014, the principal amount of the liability component was $143.75 million and the net carrying amount was $113.7 million. The unamortized discount of $30.0 million as of September 30, 2014 is being amortized over the remaining seven year term of the notes.
We recognized contractual coupon interest expense of $1.0 million and $2.1 million, respectively, and interest expense of $0.8 million and $1.6 million, respectively, related to the accretion of the debt discount for the three and nine months ended September 30, 2014. The effective interest rate on the liability component for the three and nine months ended September 30, 2014 was 6.75% per year. Additionally, we recognized amortization expense related to the debt issuance costs of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2014.

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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2014 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2014 are presented in Item I, Notes to the Consolidated Financial Statements, Notes 6, 8 and 10 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.54% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2014, we had outstanding borrowings of $42.3 million under our $200 million revolving credit facility and $122.7 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our convertible subordinated notes bear interest at a fixed rate of 2.75% per year. The notes do not contain a call feature. The fair value of these notes is approximately $151.0 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three and nine months ended September 30, 2014, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE SERVICES, INC.
Date:	October 29, 2014	/s/ L. William Heiligbrodt
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