Form 10-K
period 2014-12-31
CARRIAGE SERVICES INC
filed 2015-02-25
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $279.4 million based on the closing price of $17.13 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 20, 2015 was 22,433,775.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated in Part III of this Annual Report on Form 10-K.

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
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of deathcare services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 77% of our total revenue, and cemetery operations, which currently account for approximately 23% of our total revenue. At December 31, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
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
Cemetery Operations. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Our cemetery operating results are primarily affected by the following key factors:

•	size and success of our sales organization;

•	our ability to adapt to changes in the economy and consumer confidence; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.

RECENT DEVELOPMENTS
Acquisitions. On May 15, 2014, we completed the acquisition of six businesses from certain subsidiaries of Service Corporation International (“SCI”). We acquired four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for approximately $54.9 million (collectively, the “SCI Acquisition”). The assets and liabilities were recorded at fair value and included goodwill of approximately $37.7 million. We acquired substantially all of the assets and assumed certain operating liabilities. The pro forma impact of the SCI Acquisition on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Convertible Subordinated Notes. On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due 2021 (the “Notes”). The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes bear interest at 2.75% per annum. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures (as described below).
Convertible Junior Subordinated Debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures and the corresponding convertible preferred securities (“TIDES”) at a price of $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. We used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. The outstanding TIDES were fully redeemed as of April 16, 2014.
Credit Facility. On February 27, 2014, we entered into a fourth amendment to our Credit Facility (as described herein which (a) allowed us to issue senior unsecured debt in an amount not to exceed $150 million when aggregated with any subordinated debt or convertible subordinated debt issued by us and (b) allowed us to refinance our existing convertible junior subordinated debentures with the proceeds of certain of senior unsecured debt, subordinated debt or convertible subordinated debt.
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in the revolving credit commitments from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon effectiveness of the Fifth Amendment. The Fifth Amendment became effective on May 15, 2014. Borrowings under the term loan facility are subject to installment payments equal to 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter, with the remaining balance payable upon maturity on March 31, 2019. Installment payments are made quarterly and began on September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
Discontinued Operations. During the first quarter of 2014, we sold a cemetery in Florida which was reported as held-for-sale at December 31, 2013 for approximately $0.2 million in cash and recognized a gain of $0.9 million. During the third quarter of 2014, we sold a funeral home in Ohio and a funeral home in Kentucky for approximately $0.6 million and $1.1 million, respectively, and recognized a net gain of approximately $0.7 million on these funeral homes.
Executive Leadership Changes. On March 3, 2014, David J. DeCarlo joined our executive leadership team as President and Vice Chairman of the Board. On the same date, L. William Heiligbrodt resigned from our Board and is now our Executive Vice President and Secretary.
Performance-Based Stock Awards. On January 3, 2014, we cancelled all the outstanding Performance-Based Stock Awards (the “PBS Awards”). All holders of the PBS Awards surrendered their outstanding shares in exchange for a cash payout of approximately $16.2 million.
Capital. Our Board of Directors approved four quarterly dividends of $0.025 per share. For our 2014 fiscal year, we paid approximately $1.8 million in dividends.

DEATHCARE INDUSTRY
Deathcare companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The deathcare industry in the United States is characterized by the following fundamental attributes (the statistics included in this Form 10-K are from reports compiled by Sundale Research which are based on information from the United States Department of Commerce).
Deaths and Death Rates
Death rates and the number of deaths in the United States have been relatively stable on a long-term historical basis. The number of deaths in the United States increased at an annual rate of approximately 1% for the period from 1980 to 2000. Beginning in 2001, the number of deaths has trended slightly lower as the general population is living longer and because of low birth rates in the period from the early 1930s to the mid-1940’s during the Great Depression and World War II. The number of deaths fell 1.1% in 2012 and 0.2% in 2013; however, the number of deaths rose by 1.0% in 2014 and is unlikely to decrease again through 2018. As the average age of the population continues to rise, the number of deaths is expected to increase during the 2015 to 2018 period. Overall, from 2015 to 2018, the number of deaths in the United States is expected to increase by an average of 0.9% per year, reaching an estimated 2.6 million in 2018. Beyond 2018, the annual death rate is projected to spike in the early 2020s as older “baby boomers” start passing away. The rapidly growing and aging population is expected to result in a considerable increase in the number of deaths, fueling growth in the funeral and cremation services and supplies industry. The number of people age 65 and over is expected to increase from 44.0 million in 2013 to 50.9 million in 2018, reflecting an average annual growth rate of 3.0%.
Burial Rates and Cremation
While the number of deaths is expected to increase over the next few years, the burial rate is expected to fall significantly. In 2013, the number of burials in the United States decreased by 2.6% to 1.4 million, following a drop of 3.4% in 2012. A 4.0% drop in burials in 2009 was the largest since 2004, as poor economic conditions led many consumers to opt for less expensive cremations. The number of burials in the United States is estimated to fall by an average of 1.6% per year from 2013 to 2018, as the burial rate is expected to decrease by more than six percentage points during this time. In 2013, the burial rate was 55.3% and is estimated to to fall to 48.8% in 2018. However, the sheer volume of burials is expected to continue to outnumber cremations through 2016, before these figures even out in 2017.
In 2013, the number of cremations in the United States increased by 2.8% to 1.1 million, after growing by 2.1% in 2012. The cremation rate has increased from 36.2% in 2008 to 44.7% in 2013. During this time, the number of cremations grew by an average of 4.4% per year. Slower growth is expected through 2018, due in part to the sheer size of the market for cremations; however, shifting preferences will likely continue to lead to a considerable rise in cremations. It is estimated that in 2018, there will be approximately 1.3 million cremations in the United States and a cremation rate of 51.2%. There are several factors leading to the increase in the number of cremations in the United States including the money savings and convenience of cremations compared to a traditional burial. Cremation has also become more acceptable as certain religions that once frowned upon it are adjusting their doctrines to accommodate cremation. Additionally, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cemeteries are more affected by the increasing cremation trend than funeral homes.
Highly Fragmented Ownership
Our industry, after almost 50 years of consolidation, remains highly fragmented, and succession planning issues have become more difficult and complex than ever. We believe Carriage offers a highly attractive succession planning option for owners who want their legacy family business to remain operationally prosperous in their local communities. We also believe that our decentralized operating framework will continue to attract some of the top, more entrepreneurial talent in our industry. We are the right size with the right models at the right time for Carriage as a consolidation and operating platform to prosper in the future.
The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are SCI, StoneMor Partners L.P. (“StoneMor”) and Carriage. In December 2013, SCI completed its acquisition of Stewart Enterprises, Inc., which, prior to the merger, was one of the largest public operators, in terms of revenue, of both funeral homes and cemeteries. We believe these three companies collectively represent approximately 20% of deathcare revenues in the United States. Independent businesses, along with a few privately owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share. The top 50 deathcare companies account for about 25% of industry revenue.

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
BUSINESS STRATEGY
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. Carriage has the most innovative and transparent operating and reporting framework in the deathcare industry. We are able to achieve this through a decentralized, high-performance cultural operating framework with linked incentive compensation programs that attract top-quality industry talent at all levels.
We are defined by our Mission Statement which states that "we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry" and our Guiding Principles which state our core values, which are comprised of:

•	honesty, integrity and quality in all that we do;

•	hard work, pride of accomplishment and shared success through employee ownership;

•	belief in the power of people through individual initiative and teamwork;

•	outstanding service and profitability go hand-in-hand; and

•	growth of the Company is driven by decentralization and partnership.
Our five Guiding Principles collectively embody our Being the Best high-performance cultural, operating framework. Our general operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model;

•	4E leadership Model; and

•	Strategic Acquisition Model.

Standards Operating Model

Carriage’s Standards Operating Model eliminated the use of financial budgets which freed up enormous amounts of time to focus and work on growing each local business de-centrally and improving the quality and skills of the staff. Instead of the budget and control model, Carriage’s Standards Operating Model and the underlying standards which we refer to as “Being the Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business. The Standards are not designed to produce maximum short-term earnings because Carriage does not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings. Our Standards Operating Model led to the development of our “Strategic Acquisition Model” during 2006, which guides our acquisition and disposition strategies. Both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue and earnings.

4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Carriage’s 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level of Standards in a business year after year, we require “A Players” in charge that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive teams locally that produce results.
Our Managing Partners participate in a variable bonus plan in which they earn a percentage of their business' earnings based upon the actual standards achieved. In 2012, we began a five-year incentive plan, called “Good to Great,” which rewards the Managing Partners with a bonus at the end of five years, equal to four to six times their average annual bonus, if such Managing Partners are able to achieve an annual compound growth rate of 2% over a five-year period.
Strategic Acquisition Model
We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition and divestiture candidates. As we execute this strategy over time, we will acquire larger, higher margin strategic businesses and divest smaller businesses in non-strategic markets. All acquisition candidates will be prequalified to be able to perform under our Standards Operating Model.
We have learned that the long-term growth or decline of a local branded deathcare business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenues and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins. We use the following criteria, to name a few, to rank the strategic position of each potential acquisition:

•	size of business;

•	size of market;

•	competitive standing;

•	demographics;

•	strength of brand;

•	barriers to entry; and

•	volume and price trends.

Our belief in our Mission Statement and Guiding Principles that define us and proper execution of the three models that define our strategy have given us the competitive advantage in any market in which we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead. This competitive advantage is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin. Carriage’s deep understanding of each market landscape and our historical, successful competition in individual local markets more than reasonably ensures that we are promoting the interests of the consumer and supporting unfettered markets which, in turn, results in better pricing and more choices for the consumer.
Other elements of our overall business strategy include the following:
Enhancement of Funeral Services. A significant trend in the deathcare industry is an increasing preference of our client families for cremation. The percentage of funeral services performed by our funeral homes for which cremation was chosen as the manner in which to dispose of remains was 46.2% for the year ended December 31, 2012, 46.9% for the year ended December 31, 2013 and 47.3% for the year ended December 31, 2014. For the year ended December 31, 2014, 67.0% of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 33.0% included services, as compared to 67.2% and 32.8%, respectively, for the year ended December 31, 2013. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering services and merchandise.
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
Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our sales professionals on a preneed basis and finance charges earned on preneed installment contracts. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate. In 2014, our preneed cemetery sales increased 5.4% compared to 2013.
OUR STRENGTHS
Market Leader in our Suburban and Rural Markets. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. We focus on markets that perform better than the industry average and are generally insulated from economic and demographic changes.
Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners, individuals with extensive deathcare experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards based on Carriage's Standards Operating Model that are custom designed for each of four business groupings. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth opportunities, such as business acquisitions and cemetery inventory projects. Currently, we have four primary components in our capital structure:

•	a $125 million term loan with a 2019 maturity, of which $120.3 million was outstanding at December 31, 2014;

•	a $200 million revolving credit facility with a 2019 maturity, of which $40.5 million was outstanding at December 31, 2014;

•	the $143.75 million 2.75% convertible subordinated notes with a 2021 maturity; and

•	our common stock.
For additional information, please see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from continuing operations for 2014 totaled $36.6 million, which was used primarily for our working capital needs. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
Strong Field-Level Gross Profit Margins. We believe that we have strong field-level gross profit margins and that this performance is a testament to the success of our business strategies. As a percentage of revenues, the total field-level gross profit margin was 31.0% for the year ended December 31, 2014. These strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
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

Proven Management Team. Our management team, headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne, our President and Vice Chairman of the Board, David J. DeCarlo, and our Executive Vice President and Secretary, L. William Heiligbrodt, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture emphasizing the 4Es (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the deathcare industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. We believe that our Standards Operating Model will ensure this commitment at all levels of the organization. Our businesses are organized into three regions, each headed by a Regional Partner. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2014, we operated 164 funeral homes in 27 states. Funeral home revenues currently account for approximately 77% of our total revenues. The funeral home operations are managed by a team of experienced deathcare industry professionals and selected region-level individuals with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to funeral home operations.
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
Cemetery Operations
As of December 31, 2014, we operated 32 cemeteries in 11 states. The cemetery operations are managed by a team of experienced deathcare industry and sales professionals. Cemetery revenues currently account for approximately 23% of our total revenues. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to cemetery operations.
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

Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Our cemetery operating results are affected by the following key factors:

•	size and success of our sales organization;

•	our ability to adapt to changes in the economy and consumer confidence; and

•
our response to fluctuations in capital markets and interest rates which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.

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
We sold 8,125 and 6,940 preneed funeral contracts, net of cancellations, during the years ended December 31, 2013 and 2014, respectively. At December 31, 2014, we had a backlog of 82,842 preneed funeral contracts to be delivered in the future. Approximately 19% of our funeral contract volumes during the years ended December 31, 2013 and 2014 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 48% of our net cemetery revenues for 2013 and 2014.
At December 31, 2014, we employed a staff of 152 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making at-need and pre-need funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. At December 31, 2014, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while the insurance contracts are not on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $423.4 million as of December 31, 2014.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually purchased and delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We were able to withdraw $1.7 million in trust income prior to delivery in those states in 2013 and $0.6 million in 2014. Cemetery merchandise and service trust fund balances totaled approximately $72.0 million as of December 31, 2014.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Cemetery Revenues. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $48.7 million at December 31, 2014.
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6, 8 and 10.
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
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized price information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items.
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
EMPLOYEES
As of December 31, 2014, we and our subsidiaries employed 2,187 employees, of whom 988 were full-time and 1,199 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that we maintain a good relationship with our employees. None of our employees are represented by unions.

AVAILABLE INFORMATION
We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Our website address is www.carriageservices.com. Available on this website under “Investors – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors - Corporate Governance.” Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002.
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

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Preneed funeral trust funds	14.3%	13.2%	7.4%
Preneed cemetery trust funds	19.3%	14.2%	8.3%
Perpetual care trust funds	20.1%	14.2%	8.4%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2014, no such charge was required. Our preneed trusts are currently over funded based on performance for the past five years. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
The terms of our Credit Facility and the convertible subordinated notes may limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.
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
Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill, intangible assets and long-lived asset impairments.
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill impairment test we performed as of August 31, 2014 and our annual review of intangible assets and long-lived assets as of December 31, 2014, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill, intangible assets and/or long-lived assets.
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

In January, 2012, in order to continue to align our Managing Partners' incentives with the long-term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The initial Performance

Period commenced on January 1, 2012 and will end on December 31, 2016. The Performance Periods for new Managing Partners commences each year after 2012. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in cash, shares of our common stock or a combination of cash and shares our common stock determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance. In the event that a large number of our Managing Partners earn a bonus under this program, we could incur a material outlay of capital beginning in 2017, and this incentive program could result in a decrease in net income.
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
At December 31, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states. We own the real estate and buildings for 134 of our funeral homes and lease 30 facilities. We owned 28 cemeteries and operated four cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2014. We operate 12 funeral homes in combination with cemeteries as these locations are physically located on the same property or very close proximity and under the same management. The 32 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 161,084 and 152,115 at December 31, 2013 and 2014, respectively. In addition, approximately 458 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes we currently meet this standard.

The following table sets forth certain information as of December 31, 2014, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	7	4	—
Connecticut	8	2	—	—
Florida	7	9	5	3
Georgia	5	—	—	—
Idaho	5	1	3	—
Illinois	2	2	1	—
Kansas	2	—	—	—
Kentucky	9	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	2	—	—	—
North Carolina	3	1	1	—
Ohio	4	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	1	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	17	1	7	—
Virginia	4	2	—	—
Washington	2	—	—	—
West Virginia	1	1	—	—
Total	134	30	28	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from four to 65 months, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2014, we owned and operated 705 vehicles and leased two vehicles.

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 16.
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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2014	High	Low
First Quarter	$22.48	$16.71
Second Quarter	$18.90	$15.25
Third Quarter	$19.16	$15.76
Fourth Quarter	$21.30	$17.18

2013	High	Low
First Quarter	$21.25	$12.90
Second Quarter	$21.63	$16.60
Third Quarter	$19.40	$17.36
Fourth Quarter	$20.44	$17.20
As of February 20, 2015, there were 22,433,775 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $22.68 per share. The shares of common stock outstanding are held by approximately 530 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.
DIVIDENDS
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 3, 2014, June 2, 2014, September 2, 2014 and December 1, 2014, respectively, to record holders of our common stock as of February 13, 2014, May 15, 2014, August 15, 2014 and November 13, 2014, respectively. We intend to pay dividends in 2015.
EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PURCHASES OF SECURITIES BY THE ISSUER
The Company has a share repurchase program in which repurchases are executed in the open market and through privately negotiated transactions subject to market conditions, normal trading restrictions and other relevant factors. No repurchases were made in 2013 or 2014.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2009, and that all dividends were reinvested. Performance data for Carriage Services, Inc., the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
Carriage Services, Inc.
Russell 3000
Peer Group

*	$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Peer Group includes SCI and StoneMor.

	12/09	12/10	12/11	12/12	12/13	12/14
Carriage Services, Inc.	$100.00	$123.41	$144.39	$309.95	$512.96	$553.27
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
Peer Group	100.00	102.64	134.98	171.60	228.96	286.80
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2010, 2011, 2012, 2013 and 2014. These historical results are not indicative of our future performance.

You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2010	2011	2012	2013	2014
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$132,309	$139,911	$150,803	$163,082	$173,735
Cemetery	43,783	42,402	47,388	49,992	52,389
Total revenues	176,092	182,313	198,191	213,074	226,124
Gross profit:
Funeral	37,356	41,880	47,260	48,874	54,102
Cemetery	9,064	9,536	13,967	15,411	15,906
Total gross profit	46,420	51,416	61,227	64,285	70,008
General and administrative expenses	17,312	23,557	24,960	27,379	30,293
Operating income	29,108	27,859	36,267	36,906	39,715
Interest expense	(18,246)	(18,089)	(17,088)	(12,622)	(10,308)
Accretion of discount on convertible subordinated notes	—	—	—	—	(2,452)
Gain on repurchase of junior subordinated debentures	317	846	—	—	—
Loss on early extinguishment of debt and other costs	—	(201)	(3,031)	—	(1,042)
Loss on redemption of convertible junior subordinated debentures	—	—	—	—	(3,779)
Other, net	751	52	963	81	567
Income before income taxes	11,930	10,467	17,111	24,365	22,701
Provision for income taxes, net	(4,760)	(4,448)	(6,794)	(9,245)	(7,255)
Net income from continuing operations	7,170	6,019	10,317	15,120	15,446
Income from discontinued operations	909	959	1,086	4,176	392
Preferred stock dividend	14	14	14	4	—
Net income attributable to common shareholders	$8,065	$6,964	$11,389	$19,292	$15,838
Earnings per share
Basic:
Continuing operations	$0.41	$0.33	$0.57	$0.83	$0.84
Discontinued operations	0.05	0.05	0.06	0.23	0.02
Basic earnings per share	$0.46	$0.38	$0.63	$1.06	$0.86
Diluted:
Continuing operations	$0.40	$0.33	$0.57	$0.82	$0.83
Discontinued operations	0.05	0.05	0.06	0.18	0.02
Diluted earnings per share	$0.45	$0.38	$0.63	$1.00	$0.85
Dividends declared per share	$—	$0.075	$0.100	$0.100	$0.100
Weighted average number of common and common equivalent shares outstanding:
Basic	17,635	18,359	18,126	17,826	18,108
Diluted	17,938	18,397	18,226	22,393	18,257
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	147	159	167	161	164
Cemeteries at end of period	33	33	33	32	32
Funeral services performed	24,403	26,245	27,864	29,854	31,402
Preneed funeral contracts sold	6,313	6,980	6,792	8,125	6,940
Backlog of preneed funeral contracts	79,842	81,030	81,585	80,714	82,842
Average revenue per funeral contract	$5,329	$5,262	$5,347	$5,365	$5,453
Cremation rate	43.2%	45.3%	46.2%	46.9%	47.3%
Depreciation and amortization	$9,819	$9,450	$9,916	$11,635	$11,923
BALANCE SHEET DATA:
Total assets	$671,012	$672,777	$738,085	$746,599	$827,528
Working capital	2,535	(1,097)	(9,036)	(11,503)	3,755
Long-term debt, net of current maturities	132,416	135,000	163,541	142,542	152,387
Convertible junior subordinated debenture	92,858	89,770	89,770	89,770	—
Convertible subordinated notes	—	—	—	—	114,542
Stockholders’ equity	119,673	126,778	134,818	155,973	179,875

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate two types of businesses: funeral homes, which account for approximately 77% of our revenues, and cemeteries, which account for approximately 23% of our revenues. Funeral homes are principally a service business that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily a sales business that sells interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. At December 31, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states within the United States. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward Managing Partners for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as the “Standards Operating Model,” focus on the key drivers of a successful operation, organized around three primary areas - market share, people and operating financial metrics that drive long-term performance. The model and standards are the measures by which we judge the success of each business. In 2012, we began a five year incentive plan, called “Good to Great,” which reward business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of 4 to 6 times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. To date, the Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, the Standards Operating Model enables us to determine the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The Standards Operating Model led to the development of our Strategic Acquisition Model, described below under “Acquisitions,” which guides our acquisition and disposition strategy. We expect both models to drive longer term, sustainable increases in market share, revenue, earnings and cash flow. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

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
Our funeral volumes, including contracts from acquisitions, have increased from 24,403 in 2010 to 31,402 in 2014 (compound annual increase of 6.5%). Our funeral operating revenue, excluding financial revenue, has increased from $124.2 million in 2010 to $164.2 million in 2014 (compound annual increase of 7.2%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $8.1 million in 2010 to $9.5 million in 2014. We experienced a 1.2% decrease in volumes in comparing the year ended December 31, 2014 to the year ended December 31, 2013 on a same store basis, while the average revenue per contract for the year ended December 31, 2014 increased 0.6% compared to the year ended December 31, 2013 on a same store basis. For the year ended December 31, 2014, funeral revenue from preneed commissions and preneed funeral trust earnings was $9.5 million compared to $9.2 million for the year ended December 31, 2013.
The percentage of funeral services involving cremations has increased from 43.2% for the year ended December 31, 2010 to 47.3% for the year ended December 31, 2014. On a same store basis, the cremation rate has risen from 42.1% in 2010 to 47.4% for the year ended December 31, 2014. The cremation rate for our acquired funeral home businesses was 67.3% for the year ended December 31, 2010 compared to 47.1% for the year ended December 31, 2014. Our acquisitions made in 2010 were in states that generally have a high cremation rate which caused the cremation rate for 2010 to be significantly higher than the cremation rate for 2014.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% of our cemetery revenues related to preneed sales of interment rights and related merchandise and services for the years ended December 31, 2013 and 2014. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Cemetery revenues from investment earnings on trust funds grew from $4.5 million in 2010 to $8.1 million in 2014. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2010 through 2014 was characterized by varying levels of operating revenues yet increasing field-level cemetery profit margins. Cemetery operating revenue increased from $37.8 million in 2010 to $42.9 million in 2014 and increased 5.9% over 2013. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures in 2015 is designed to expand our cemetery product offerings.
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
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance policies, intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Funeral Commission Income within Funeral Revenue. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. At December 31, 2014, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral trust fund income earned, along with the receipt and recognition of any insurance benefits, are deferred until the service is performed. Applicable state laws generally require us to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and service sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property to be placed in a perpetual care trust. The income from perpetual care trusts provides a portion of the funds necessary to maintain cemetery property and memorials in perpetuity. Perpetual care trust fund income is recognized, as earned, in our cemetery revenues.
Acquisitions
We believe a primary driver of higher revenue and profits in the future is the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition and divestiture candidates. As we execute this strategy over the next five years, we believe we will acquire larger, higher margin strategic businesses. All businesses will be prequalified to be able to perform under our Standards Operating Model. We believe we can execute our acquisition strategy without proportionate incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead. The long-term growth or decline of a local branded business is strongly reflected by the criteria used in our assessment of acquisition candidates. The criteria used in our assessment of acquisition candidates include:

•	size of business;

•	size of market;

•	competitive standing;

•	demographics;

•	barriers to entry; and

•	volume and price trends.
We use the above criteria to rank the strategic position of each of the acquisition candidates. The valuation of the acquisition candidate is then determined through the application of an appropriate after-tax cash return on investment that exceeds our cost of capital.
During 2014, we acquired six businesses from SCI which included four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for approximately $54.9 million. Additionally, we acquired real estate for approximately $3.0 million to be used for funeral home expansion projects. We completed one acquisition during 2013 consisting of two funeral homes, one in Tennessee and one in Georgia. The consideration paid for this acquisition was approximately $13.7 million. We also purchased land for approximately $6.0 million in 2013 to be used for funeral home expansion projects.
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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. Goodwill is measured as a residual of the fair values at acquisition date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2014.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2012 and 2014; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.
The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment testing, we compared the fair value of each reporting unit to its carrying value, including goodwill. We determined fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Our methodology for determining a market approach fair value utilized recent sales transactions in the industry. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public deathcare companies. Goodwill impairment is not recorded where the fair value of the reporting unit exceeds its carrying amount. If the fair value of the reporting unit is less than its carrying amount, the implied fair value of goodwill is compared to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge would be recorded in an amount equal to that excess.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in the years ended December 31 2012, 2013 or 2014. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
In 2013 and 2014, we recognized impairments of approximately $0.1 million and $1.2 million, respectively, for discontinued locations as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1, 4 and 5 for additional information.
Intangible Assets

Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred costs and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the Accounting Standards Codification (“ASC”) Intangibles Topic 350.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We conducted qualitative assessments in 2012, 2013 and 2014.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends. For the years ended December 31, 2012, 2013 and 2014, no impairments were identified.

Long-Lived Assets

We review the carrying value of our long-lived assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Property, Plant, and Equipment Topic of ASC 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative EBITDA for consecutive years or there has been a decline in EBITDA for consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin or a decline in operating margin over a multiple year period. We review our long-lived assets if deemed held-for-sale to the point of recoverability. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2014, no impairments were identified.
Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return and separate state income tax returns in 17 states in which we operate and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
On August 1, 2014, we received notification that the Internal Revenue Service (“IRS”) completed its examination of our tax year ended December 31, 2011. As a result, we recognized a tax benefit of $1.7 million which reduced our effective tax rate for the year ended December 31, 2014. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax position.
In September 2013, the United States Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new guidance was applied to our tax year beginning January 1, 2014. These regulations have not had a material impact on our financial statements.
We do not anticipate a significant increase or decrease in unrecognized tax benefits during the next twelve months.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information concerning our income taxes.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans in the form of restricted stock, stock options, performance awards and an employee stock purchase plan. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards was determined using a Monte-Carlo simulation pricing model.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor, CSV RIA. As of December 31, 2014, CSV RIA provided these services to two institutions which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which advisory services are provided.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2014, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (i) the investor has the ability and intent to hold an investment and (ii) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. In the second quarter of 2014, we recorded a $0.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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
For more information regarding fair value measurements, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
Computation of Earnings per Common Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, our convertible junior subordinated debentures and our convertible subordinated notes.
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
For the year ended December 31, 2013, the fully diluted weighted average shares outstanding, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the if-converted method prescribed by the Financial Accounting Standards Board (“FASB”) ASC 260-10-45. For the year ended December 31, 2012, the conversion of our convertible junior subordinated debentures is excluded from the fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the year ended December 31, 2014.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2012, 2013 and 2014 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 20.

Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2014 through the date that the financial statements are issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Part II, Item 8, Financial Statement and Supplementary Data, Note 25.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
Extraordinary and Unusual Items
In January 2015, the FASB issued an amendment to ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. This amendment eliminates the concept of reporting extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendment prospectively. A reporting entity also may apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Our adoption of this amendment to Subtopic 225-20 is not expected to have a material effect on our financial statements. We plan to adopt the provisions of ASC Subtopic 225-20 for our fiscal year beginning January 1, 2016.
Going Concern
In August 2014, the FASB issued ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASC Subtopic 205-40 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures by incorporating and expanding upon certain principles that are currently in United States auditing standards. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. Early adoption is permitted. We plan to adopt the provisions of ASC Subtopic 205-40 for our fiscal year ending December 31, 2016 and the interim periods beginning in 2017.
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

Discontinued Operations and Disclosure of Disposals of Components of an Entity
In April 2014, the FASB modified the requirements for reporting a discontinued operation. The amended definition of “discontinued operations” includes only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity’s operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity’s operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new definition of discontinued operations will significantly reduce the volume of transactions requiring discontinued operation presentation and disclosure. However, the new guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held-for-sale an individually significant component that does not meet the definition of a discontinued operation. The new guidance is effective for all disposals or classifications as held-for-sale that occur in annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the new guidance effective January 1, 2015. The impact on our future operating results will vary depending on the number of locations we divest in future periods. For the years ended December 31, 2012, 2013 and 2014, we recognized income from discontinued operations of $1.1 million, $4.2 million and $0.4 million, respectively. Any businesses that we sell in the future will be reported within continuing operations unless such sale represents a strategic shift in the businesss.
SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data for us expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2012	2013	2014
Total gross profit	30.9%	30.2%	31.0%
General and administrative expenses	12.6%	12.8%	13.4%
Operating income	18.3%	17.3%	17.6%
Interest expense	8.6%	5.9%	4.6%
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2012	2013	2014
Funeral homes at beginning of period	159	167	161
Acquisitions	10	2	6
Divestitures of existing funeral homes	(2)	(7)	(2)
Mergers of funeral homes	—	(1)	(1)
Funeral homes at end of period	167	161	164

Cemeteries at beginning of period	33	33	32
Acquisitions	1	—	1
Divestitures	(1)	(1)	(1)
Cemeteries at end of period	33	32	32

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
The following is a discussion of our results of operations for the years ended December 31, 2014 and 2013. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2010 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2009 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Total revenue for the year ended December 31, 2014 was $226.1 million compared to $213.1 million for the comparable period of 2013, an increase of $13.0 million, or 6.1%, and gross profit increased $5.7 million, or 8.9%, for that same period. Our acquired funeral and cemetery businesses drove the overall increase in revenues during 2014. Total funeral home and cemetery gross margin was 31.0% in 2014 compared to 30.2% in 2013 and 30.9% in 2012. The gross profit margin translated into gross profit of $70.0 million in 2014 compared to $64.3 million in 2013 and $61.2 million in 2012. The increase in gross profit was generally a result of our acquired businesses, better cemetery performance and increased trust earnings.
Net income from continuing operations for the year ended December 31, 2014 totaled $15.4 million, equal to $0.83 per diluted share, as compared to $15.1 million for the year ended December 31, 2013, or $0.82 per diluted share. Net income from continuing operations for the year ended December 31, 2014 included a loss of approximately $1.0 million on the early extinguishment of debt related to the Fifth Amendment, a loss of approximately $3.8 million on the redemption of our convertible junior subordinated debentures and $2.4 million related to the accretion of the discount on our convertible subordinated notes. Additionally, in the third quarter of 2014, we recognized a tax benefit of $1.7 million related to uncertain tax positions which is included in our tax provision for the year ended December 31, 2014. In conjunction with this benefit, we recognized a credit to interest expense of $0.6 million related to the settled portion of these uncertain tax positions.
Income from discontinued operations, net of tax, was $0.4 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively.
General and administrative expenses totaled $28.9 million for the year ended December 31, 2014, an increase of $3.0 million, or 11.5%, as compared to 2013. The increase was due primarily to an increase in incentive and stock-based compensation expenses offset by a decrease in salaries and benefits expense. The increase in incentive compensation expense was primarily due to incentive compensation related to a special payment in 2014 in connection with an amended employment agreement and executive bonuses in 2014, which did not occur in 2013.

Income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds increased $0.1 million, or 0.6% for the year ended December 31, 2014 as compared to 2013 as a result of higher income from fixed income securities and from capital gains recognized in the portfolios. For the five year period ended December 31, 2014, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 66.6% return. Investment income realized in the perpetual care trust funds (except for capital gains) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the services and merchandise are delivered to the customer. Because higher income has accumulated in the preneed trust funds, management expects increasing revenue in the future as the preneed contracts are delivered.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $1.8 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP presentation of net income calculation.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the year ending December 31, 2014. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.

The Non-GAAP financial measures in the Trend Report include “Adjusted Net Income,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA” and “Special Items.” These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We are providing below a reconciliation of Net Income from Continuing Operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as Net Income from Continuing Operations adjusted for Special Items, including Withdrawable Trust Income, acquisition and divestiture expenses, severance costs and other items in the table below. The adjustment of Special Items in Non-GAAP net income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. The special items are tax effected at 34% except for the accretion of the discount on the convertible subordinated notes as this is a non-tax deductible item.

	Year Ended December 31,
	2013		2014
(In millions, except diluted EPS)	Net Income	Diluted EPS	Net Income	Diluted EPS
Net income from continuing operations, as reported	$15.1	$0.82	$15.4	$0.83
After-tax Special Items, except for **
Withdrawable trust income	1.0	0.05	1.2	0.06
Acquisition and divestiture expenses	0.5	0.03	0.7	0.04
Severance costs	1.0	0.05	0.7	0.04
Consulting fees	0.4	0.02	0.3	0.01
Other incentive compensation	—	—	0.7	0.04
Securities transaction expenses	0.2	0.01	—	—
Accretion of discount on convertible subordinated notes**	—	—	2.5	0.14
Costs related to the Credit Facility	0.2	0.01	0.7	0.04
Loss on redemption of convertible junior subordinated debentures	—	—	2.5	0.14
Net gain on asset purchase	—	—	(0.4)	(0.02)
Other special items	(0.6)	(0.02)	0.5	0.02
Tax adjustment from prior period**	0.3	0.01	—	—
Non-GAAP net income including Special Items	$18.1	$0.98	$24.8	$1.34
Diluted weighted average shares outstanding (in thousands)		22,393		18,257

Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from funeral home continuing operations for the year ended December 31, 2013 compared to the year ended December 31, 2014.

	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$120,191	$119,322	$(869)	(0.7)%
Acquired operating revenue	33,660	44,930	11,270	33.5%
Preneed funeral insurance commissions	1,853	2,036	183	9.9%
Preneed funeral trust earnings	7,378	7,447	69	0.9%
Revenues from continuing operations	$163,082	$173,735	$10,653	6.5%

Operating profit:
Same store operating profit	$44,973	$44,756	$(217)	(0.5)%
Acquired operating profit	10,486	15,718	5,232	49.9%
Preneed funeral insurance commissions	640	958	318	49.7%
Preneed funeral trust earnings	7,326	7,390	64	0.9%
Gross profit from continuing operations	$63,425	$68,822	$5,397	8.5%
Funeral home same store operating revenues for the year ended December 31, 2014 decreased $0.9 million, or 0.7%, when compared to the year ended December 31, 2013. This decrease was due to a 1.2% decrease in same store contract volume to 22,774, offset by a slight increase of 0.6% in the average revenue per contract to $5,495. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $26 to $5,239 for the year ended December 31, 2014. The number of traditional burial contracts decreased 4.2% to 10,284, while the average revenue per burial contract increased 2.7% to $8,581. The cremation rate for same store businesses increased from 46.3% in 2013 to 47.4% in 2014 and the number of cremation contracts increased 1.3% to 10,800. The average revenue per same store cremation contract increased 1.6% to $3,085 as cremations with services increased slightly from 32.3% of total cremation contracts in the year ended 2013 to 32.5% in the year ended 2014. The average revenue for “other” contracts, which are charges for merchandise and services for which we do not perform a funeral service and which make up approximately 7.4% of the total number of contracts in 2014, decreased 7.8% to $2,116.
Same store operating profit for the year ended December 31, 2014 decreased $0.2 million, or 0.5%, from the year ended December 31, 2013, and as a percentage of funeral same store operating revenue, remained relatively flat at 37.5% in 2014 and 37.4% in 2013. The decline in operating profit was directly a result of lower revenue, offset by modest management of expenses.
Funeral home acquired revenues for the year ended December 31, 2014 increased $11.3 million, or 33.5%, when compared to the year ended December 31, 2013, as we experienced a 26.9% increase in the number of contracts due to our 2014 acquisition and an increase in the average revenue per contract of 5.9%, to $5,344. Excluding funeral trust earnings, the average revenue per contract increased 5.2% to $5,207. The number of traditional burial contracts increased 31.5%, and the average revenue per burial contract increased 5.1% to $8,254. The cremation rate for the acquired businesses was 47.1% for 2014 compared to 49.2% in 2013. The average revenue per cremation contract increased 5.6% to $3,279 and the number of cremation contracts increased 21.3% to 4,060. The increase in the average revenue per contract for acquired operations and the decline in the cremation rate is because the acquired businesses serve primarily traditional burial families. Cremations with services remained relatively consistent at 34.6% and 34.4% for 2013 and 2014, respectively.
Acquired operating profit for the year ended December 31, 2014 increased $5.2 million, or 49.9%, from the year ended December 31, 2013 and, as a percentage of revenue from acquired businesses, was 35.0% for 2014 compared to 31.2% for 2013. Salaries and benefits of acquired operations are generally higher as a percentage of revenue than existing locations. As these acquired businesses transition into our Standards Operating Model, we expect to see operating profit margins rise toward those on a same store basis.

The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 2.7% in revenue in the year ended December 31, 2014 primarily due to higher preneed insurance commissions. Operating profit for the two categories of financial revenue, on a combined basis, increased 4.8% in the year ended December 31, 2014 as a result of of lower preneed commission costs and preneed promotional expenses. Trust earnings also include trust management fees charged to our wholly-owned registered investment advisor based on the fair market value of the trust assets.
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery continuing operations for the year ended December 31, 2013 compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$40,181	$41,257	$1,076	2.7%
Acquired operating revenue	298	1,599	1,301	436.6%
Cemetery trust earnings	8,095	8,123	28	0.3%
Preneed cemetery finance charges	1,418	1,410	(8)	(0.6)%
Revenues from continuing operations	$49,992	$52,389	$2,397	4.8%

Operating Profit:
Same store operating profit	$11,757	$11,845	$88	0.7%
Acquired operating profit	(43)	351	394	916.3%
Cemetery trust earnings	7,920	7,931	11	0.1%
Preneed cemetery finance charges	1,418	1,410	(8)	(0.6)%
Gross profit from continuing operations	$21,052	$21,537	$485	2.3%
Cemetery same store operating revenues for the year ended December 31, 2014 increased $1.1 million, or 2.7%, from $40.2 million for the year ended December 31, 2013. Preneed property revenue increased $0.5 million, or 2.5%, as we experienced a 3.2% increase in the number of interment rights (property) sold. The average price per interment increased 0.5% to $2,825 in 2014. The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased from 93.0% in 2013 to 91.3% in 2014. Revenue from deliveries of preneed merchandise and services decreased $0.3 million, or 7.2%, to $4.0 million in the year ended December 31, 2014. Same store at-need revenue increased $1.2 million, or 7.3%, as the number of at-need contracts increased 1.1% from 12,515 in 2013 to 12,655 in 2014.
Cemetery same store operating profit for the year ended December 31, 2014 increased $0.1 million, or 0.7%. As a percentage of revenues, cemetery same store operating profit decreased from 29.3% in 2013 to 28.7% in 2014. The increase in operating profit was due primarily to the increase in revenue offset, in part, by an increase in promotional expenses and bad debt expense of approximately $0.9 million.
Cemetery acquired revenue and acquired operating profit increased in 2014 primarily due to the cemetery acquired from SCI in May 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 0.3% in 2014 when compared to the year ended December 31, 2013. Earnings from perpetual care trust funds totaled $5.8 million for the year ended December 31, 2014 compared to $5.6 million for the year ended December 31, 2013, an increase of $0.3 million, or 4.5%. Trust earnings recognized upon the delivery of merchandise and service contracts decreased $0.3 million, or 15.4%, from $1.7 million in 2013 to $1.4 million in 2014. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts decreased 0.6% year over year.

Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs decreased $0.2 million, or 2.1%, primarily due to a decrease of $0.2 million in incentive compensation for field management and their employees, a decrease of $0.2 million in auto lease expense and a decrease of $0.1 million in non-recurring items such as severance costs and natural disaster costs offset, in part, by an increase of $0.3 million in expenses associated with regional training.
General and Administrative. General and administrative expenses totaled $28.9 million for the year ended December 31, 2014, an increase of $3.0 million, or 11.5%, compared to the year ended December 31, 2013. The increase was due to a $2.1 million increase in incentive compensation related to a special payment in 2014 in connection with an amended employment agreement and executive bonuses in 2014, which did not occur in 2013. Additionally, we had a $1.7 million increase in stock-based compensation, an increase of $0.5 million in acquisition and divestiture expenses and a $0.3 million increase in public company costs. These increases were offset, in part, by a decrease of $0.9 million in salaries and benefits expense, a $0.2 million decrease in securities transaction expenses and a $0.5 million decrease in severance costs and consulting expenses.
Interest Expense. Interest expense was $10.3 million for the year ended December 31, 2014 compared to $12.6 million for the year ended December 31, 2013, a decrease of $2.3 million. Interest expense decreased $0.8 million as a result of our new convertible subordinated notes issued in March 2014 which have a fixed interest rate of 2.75% compared to our junior convertible subordinated debentures which had an interest rate of 7.0%. Interest expense related to our Credit Facility decreased $0.3 million in 2014 as a result of the third amendment to the Credit Facility (the “Third Amendment”), completed in the second quarter of 2013, which lowered our interest rate by 50 basis points. Additionally, we wrote-off $0.4 million of unamortized debt issuance costs related to the Third Amendment which is reflected in interest expenses in 2013. Interest expense related to uncertain tax positions decreased $0.6 million due primarily to a credit recognized in the third quarter of 2014 related to the settled portion of uncertain tax positions as a result of the finalization of an IRS audit for the 2011 tax year.
Accretion of Discount on Convertible Subordinated Notes. For the year ended December 31, 2014, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $2.5 million. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In April 2014, we entered into the Fifth Amendment. As a result, we recognized a loss of approximately $1.0 million to write-off the related unamortized deferred loan costs.
Loss on Redemption of Convertible Subordinated Debentures. In March 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding TIDES at a price of $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. As of April 16, 2014, all of the TIDES had been redeemed. For the year ended December 31, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. During the year ended December 31, 2014, we recognized a net gain of $0.6 million as a result of a gain of $1.1 million related to the purchase of a funeral home building previously leased under a capital lease in the first quarter of 2014, offset by a loss of $0.5 million on the sale of a funeral home building and land in the fourth quarter of 2014. The operations of the building sold was combined with the operations of one of our existing funeral homes during 2014.
Income taxes. Our income tax provision was approximately $7.3 million for the year ended December 31, 2014 compared to $9.2 million for the year ended December 31, 2013. On August 1, 2014, we received notification that the IRS completed its examination of our tax year ended December 31, 2011. As a result, we re-measured our tax liability for unrecognized tax benefits which resulted in a $1.7 million tax benefit that reduced our effective tax rate for the year ended December 31, 2014. Excluding this tax benefit, our effective tax rate was 37.9% and 39.6% for the years ended December 31, 2013 and 2014, respectively.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
The following is a discussion of our results of operations for the years ended December 31, 2013 and 2012 as it was presented on a historical basis at December 31, 2013. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2009 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2008 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
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
Total Interest. Total interest and other, net totaled $12.5 million for the year ended December 31, 2013 compared to $19.2 million for the year ended December 31, 2012 for a decrease of $6.6 million, or 34.5%, due primarily to lower interest rates on our Credit Facility in 2013 which decreased interest expense by approximately $3.7 million. Additionally, we incurred a $3.0 million loss on the early extinguishment of debt in 2012 that did not occur in 2013.
Income taxes. See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for a discussion of income taxes for 2012 and 2013.
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
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility described above will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2014 with $1.4 million in cash and other liquid investments and ended the year with $0.4 million in cash. At December 31, 2014 we had borrowings of $40.5 million outstanding on our revolving credit facility.
The following table sets forth the elements of cash flow for the years ended December 31, 2013 and 2014 (in millions):

	2013	2014
Cash at beginning of year	$1.7	$1.4
Cash flow from operating activities	39.8	36.6
Acquisitions and land for new construction	(19.7)	(57.9)
Net proceeds from the sale of business and other assets	10.2	2.2
Growth capital expenditures	(4.1)	(16.5)
Maintenance capital expenditures	(6.6)	(7.2)
Net (payments) borrowings on our revolving credit facility, term loan and long-term debt obligations	(19.0)	6.1
Proceeds from issuance of convertible subordinated notes	—	143.7
Payment of debt issuance costs related to the convertible subordinated notes	—	(4.7)
Redemption of convertible junior subordinated debentures	—	(89.7)
Payments for performance- based stock awards	—	(16.2)
Dividends on common stock	(1.8)	(1.8)
Excess tax benefit of equity compensation	—	4.0
Payment of loan origination costs related to the Credit Facility	—	(0.8)
Other investing and financing activities, net	0.9	1.2
Cash at end of year	$1.4	$0.4
For the year ended December 31, 2014, cash provided by operating activities was $36.6 million, as compared to $39.8 million for the year ended December 31, 2013 due primarily to a $3.4 million decrease in net income and other working capital changes.
Our investing activities resulted in a net cash outflow of approximately $79.4 million for the year ended December 31, 2014 compared to a net cash outflow of approximately $20.2 million for the year ended December 31, 2013. The increase in cash outflows from investing activities was primarily due to payments for acquisitions and real estate for construction of future funeral home expansion projects of approximately $57.9 million in the year ended December 31, 2014 compared to $19.7 million in the year ended December 31, 2013. The cost for the SCI Acquisition completed in May 2014 was $54.9 million. Additionally, we acquired real estate for approximately $3.0 million in 2014 for funeral home expansion projects. In 2013, we made one acquisition consisting of two funeral homes for approximately $13.7 million and acquired land for approximately $6.0 million for funeral home expansion projects. Additionally, we had net proceeds from the sales of businesses and other assets of $2.2 million in 2014 compared to $10.2 million in 2013.
For the year ended December 31, 2014, total capital expenditures totaled $23.7 million compared to $10.7 million for the year ended December 31, 2013. Maintenance capital expenditures were $7.2 million for the year ended December 31, 2014 compared to $6.6 million for the year ended December 31, 2013. Growth capital expenditures were $16.5 million for the year ended December 31, 2014 compared to $4.1 million for the year ended December 31, 2013. The increase was primarily due to the purchase of five buildings that we had previously leased for approximately $7.6 million and a $4.1 million increase in construction costs related to funeral home expansion projects.
Our financing activities resulted in a net cash inflow of $41.8 million for the year ended December 31, 2014 compared to a net cash outflow of $20.0 million for the year ended December 31, 2013. For the year ended December 31, 2014, we had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.7 million related to the issuance of these notes. In connection with the issuance of the notes, we paid $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. During the year ended December 31, 2014, we had net borrowings on our revolving line of credit of $3.6 million compared to net payments of $7.8 million in the year ended December 31, 2013. We paid approximately $0.8 million in loan origination costs related to the Fifth Amendment. Additionally, we had net borrowings under our term loan of $3.3 million in 2014. During the year ended

December 31, 2014, we paid approximately $16.2 million related to performance-based stock awards and recognized $4.0 million related to the excess tax benefit of equity compensation.
Annually, we spend approximately $10 million - $25 million on capital expenditures, and we plan to acquire funeral and cemetery businesses in 2015 and future years. We spent $45.1 million, $19.7 million and $57.9 million on acquisitions, including real estate for funeral home expansions, in 2012, 2013 and 2014, respectively. Our Credit Facility provides us the flexibility to fund working capital, capital expenditures, acquisitions and other capital needs.
Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 3, 2014, June 2, 2014, September 2, 2014 and December 1, 2014, respectively, to record holders of our common stock as of February 13, 2014, May 15, 2014, August 15, 2014 and November 13, 2014, respectively. We intend to pay dividends in 2015.
Debt Obligations
At December 31, 2014, we had a $325 million secured bank credit facility (the "Credit Facility") with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. As of December 31, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2014 was 2.80%.
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
On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in the revolving credit commitments from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon the effectiveness of the Fifth Amendment. The Fifth Amendment became effective upon the closing of the SCI Acquisition on May 15, 2014. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter, with the remaining balance payable upon maturity on March 31, 2019. Installment payments are made quarterly and began on September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of 3.75 to 1.00 through March 30, 2015 and 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs. At December 31, 2014, substantially all our borrowings under our Credit Facility were tied to the LIBOR rate.
The outstanding principal balance of our long-term debt and capital lease obligations totaled $165.3 million at December 31, 2014 and consisted of $120.3 million under our term loan, $40.5 million outstanding under our revolving credit facility and $4.5 million in acquisition indebtedness and capital lease obligations.
We were in compliance with the covenants contained in our Credit Facility as of December 31, 2014. Key ratios that we must comply with include a Total Debt to EBITDA ratio that as of the last day of each quarter must not be greater than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of December 31, 2014, the leverage ratio was 2.70 to 1.00 and the fixed charge coverage ratio was 2.74 to 1.00. The leverage ratio decline to below 3.00 to 1.00 at June 30, 2013 automatically triggered a 50 basis point rate decline on all our term loan and revolving credit facility during the third quarter of 2013.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of Notes. The Notes have not been registered under the Securities Act of 1933, and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The Notes bear interest at 2.75% per year. Interest on the Notes began to accrue on March 19,

2014 and is payable semi-annually in arrears on March 15 and September 15 of each year. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture.
The Notes mature on March 15, 2021, unless earlier converted or purchased by us. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020 if one or more of the following conditions has been satisfied: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2014, if, for a least 20 trading days, (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of our common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the “Measurement Period”), in which, for each trading day of the Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock for such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions described in the Indenture. Holders may also convert their Notes at their option at any time beginning on December 15, 2020, and ending on the close of business on the business day immediately preceding the maturity date.
We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change purchase date.
We received gross proceeds of $143.75 million and paid transaction costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
At December 31, 2014, the carrying amount of the equity component was approximately $18.0 million. At December 31, 2014, the principal amount of the liability component was $143.75 million and the net carrying amount was $114.5 million. The unamortized discount of $29.2 million as of December 31, 2014 is being amortized over the remaining term of seventy-four months.
For the year ended December 31, 2014, we recognized contractual coupon interest expense of $3.1 million and interest expense of $2.5 million related to the accretion of the debt discount. The effective interest rate on the liability component for the year ended December 31, 2014 was 6.75% per year. Additionally, we recognized amortization expense related to the debt issuance costs of $0.4 million for the year ended December 31, 2014.
Convertible Junior Subordinated Debentures Payable To Affiliate And Company Obligated Mandatorily Redeemable Convertible Preferred Securities of Carriage Services Capital Trust
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures and the corresponding TIDES at a price of $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest up to the redemption date. The redemption period for the TIDES ended April 16, 2014. In the first quarter of 2014, we used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. Additionally, we recognized a loss of approximately $2.9 million to write-off the related unamortized deferred loan costs. By April 2014, the remaining TIDES principal balance of $27.9 million had been redeemed.
Share Repurchase
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3.0 million of our common stock up to an aggregate of $8.0 million. As of December 31, 2014, we have spent a total of $5.3 million buying back our common stock under this program. There were no repurchases under this plan during the years ended December 31, 2013 and 2014.

CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2014. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2015	2016	2017	2018	2019	After 5 Years
Long-term debt obligations	13	$162.0	$9.6	$11.2	$12.6	$14.2	$114.0	$0.4
Interest obligation on long-term debt (a)		17.2	4.3	4.1	3.7	3.4	1.6	0.1
Capital lease obligations, including interest	16	5.9	0.5	0.5	0.5	0.4	0.4	3.6
Convertible subordinated notes (b)	14	143.8	—	—	—	—	—	143.8
Interest on convertible subordinated notes	14	24.5	3.9	3.9	3.9	3.9	3.9	5.0
Operating leases	16	16.5	4.4	3.1	2.8	1.9	1.7	2.6
Total contractual obligations		$369.9	$22.7	$22.8	$23.5	$23.8	$121.6	$155.5

(a)	Based on interest rates in effect at December 31, 2014.

(b)	Matures in 2021.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2014. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have employment agreements with our executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2015	2016	2017	2018	2019	After 5 Years
Non-compete agreements	16	$5.1	$1.5	$1.2	$0.8	$0.6	$0.4	$0.6
Consulting agreements	16	4.0	1.2	0.8	0.8	0.5	0.3	0.4
Employment agreements	16	6.2	2.5	1.7	1.7	0.3	—	—
Total contractual cash obligations		$15.3	$5.2	$3.7	$3.3	$1.4	$0.7	$1.0
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
Uncertain tax positions recorded at December 31, 2014 total approximately $0.5 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information.

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
The following quantitative and qualitative information is provided about financial instruments to which we are a party to at December 31, 2014, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2014 are presented in Notes 6, 8 and 10 in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.57% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2014, we had $40.5 million outstanding under our $200 million revolving credit facility and $120.3 million on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2014, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The convertible subordinated notes due 2021, issued in March 2014, pay interest at the fixed rate of 2.75% and are carried on our Consolidated Balance Sheets at a cost of approximately $114.5 million. The fair value of the convertible subordinated notes was approximately $156.0 million at December 31, 2014 based on the last traded or broker quoted price.
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
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carriage Services, Inc.

We have audited the accompanying consolidated balance sheet of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule for the year ended December 31, 2014 listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the accompanying consolidated balance sheet of Carriage Services, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Houston, Texas
March 5, 2014 except for the impact pertaining to the restatement of discontinued operations in the consolidated statement of operations and Notes 2, 5, 17, 20, 21, 22 and 23, as to which the date is February 25, 2015

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,377	$413
Accounts receivable, net of allowance for bad debts of $847 in 2013 and $1,127 in 2014	17,950	19,264
Assets held for sale	3,544	—
Inventories	5,300	5,294
Prepaid expenses	4,421	4,590
Other current assets	3,525	7,144
Total current assets	36,117	36,705
Preneed cemetery trust investments	68,341	71,972
Preneed funeral trust investments	97,144	97,607
Preneed receivables, net of allowance for bad debts of $1,825 in 2013 and $2,339 in 2014	24,521	26,284
Receivables from preneed trusts	11,166	12,809
Property, plant and equipment, net of accumulated depreciation of $88,627 in 2013 and $95,249 in 2014	160,690	186,211
Cemetery property	72,911	75,564
Goodwill	221,087	257,442
Deferred charges and other non-current assets	12,280	14,264
Cemetery perpetual care trust investments	42,342	48,670
Total assets	$746,599	$827,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,424	$9,838
Accounts payable	7,046	6,472
Other liabilities	9,939	1,437
Accrued liabilities	12,854	15,203
Liabilities associated with assets held for sale	4,357	—
Total current liabilities	47,620	32,950
Long-term debt, net of current portion	105,642	111,887
Revolving credit facility	36,900	40,500
Convertible junior subordinated debentures due in 2029 to an affiliate	89,770	—
Convertible subordinated notes due 2021	—	114,542
Obligations under capital leases, net of current portion	3,786	3,098
Deferred preneed cemetery revenue	55,479	56,875
Deferred preneed funeral revenue	30,588	31,265
Deferred tax liability	11,915	36,414
Other long-term liabilities	1,548	2,401
Deferred preneed cemetery receipts held in trust	68,341	71,972
Deferred preneed funeral receipts held in trust	97,144	97,607
Care trusts’ corpus	41,893	48,142
Total liabilities	590,626	647,653
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,183,000 and 22,434,000 issued as of December 31, 2013 and 2014, respectively	222	224
Additional paid-in capital	204,324	212,386
Accumulated deficit	(33,306)	(17,468)
Treasury stock, at cost; 3,922,000 shares at December 31, 2013 and 2014	(15,267)	(15,267)
Total stockholders’ equity	155,973	179,875
Total liabilities and stockholders’ equity	$746,599	$827,528
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenues:
Funeral	$150,803	$163,082	$173,735
Cemetery	47,388	49,992	52,389
	198,191	213,074	226,124
Field costs and expenses:
Funeral	91,055	99,657	104,913
Cemetery	28,507	28,940	30,852
Depreciation and amortization	8,942	10,179	10,545
Regional and unallocated funeral and cemetery costs	8,460	10,013	9,806
	136,964	148,789	156,116
Gross profit	61,227	64,285	70,008
Corporate costs and expenses:
General, administrative and other	23,986	25,923	28,915
Home office depreciation and amortization	974	1,456	1,378
	24,960	27,379	30,293
Operating income	36,267	36,906	39,715
Interest expense	(17,088)	(12,622)	(10,308)
Accretion of discount on convertible subordinated notes	—	—	(2,452)
Loss on early extinguishment of debt and other costs	(3,031)	—	(1,042)
Loss on redemption of convertible junior subordinated debentures	—	—	(3,779)
Other, net	963	81	567
Total interest and other, net	(19,156)	(12,541)	(17,014)
Income from continuing operations before income taxes	17,111	24,365	22,701
Provision for income taxes	(6,794)	(9,245)	(8,995)
Income tax benefit related to uncertain tax positions	—	—	1,740
Net provision for income taxes	(6,794)	(9,245)	(7,255)
Net income from continuing operations	10,317	15,120	15,446
Income from discontinued operations, net of tax	1,086	4,176	392
Net income	11,403	19,296	15,838
Preferred stock dividend	14	4	—
Net income available to common stockholders	$11,389	$19,292	$15,838

Basic earnings per common share:
Continuing operations	$0.57	$0.83	$0.84
Discontinued operations	0.06	0.23	0.02
Basic earnings per common share	$0.63	$1.06	$0.86

Diluted earnings per common share:
Continuing operations	$0.57	$0.82	$0.83
Discontinued operations	0.06	0.18	0.02
Diluted earnings per common share	$0.63	$1.00	$0.85

Dividends declared per share	$0.10	$0.10	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	18,126	17,826	18,108
Diluted	18,226	22,393	18,257
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
Balance – December 31, 2011	18,427	$217	$201,284	$(63,987)	$(10,736)	$126,778
Net Income – 2012	—	—	—	11,389	—	11,389
Issuance of common stock	151	1	843	—	—	844
Exercise of stock options	81	1	436	—	—	437
Issuance of restricted common stock	379	4	18	—	—	22
Cancellation and retirement of restricted common stock	(196)	(2)	(432)	—	—	(434)
Accelerated vesting of restricted common stock and options	—	—	281	—	—	281
Amortization of restricted common stock	—	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	466	—	—	466
Treasury stock acquired	(686)	—	—	—	(4,531)	(4,531)
Dividends on common stock	—	—	(1,804)	—	—	(1,804)
Balance – December 31, 2012	18,156	$221	$202,462	$(52,598)	$(15,267)	$134,818
Net Income – 2013	—	—	—	19,292	—	19,292
Issuance of common stock	114	1	1,393	—	—	1,394
Exercise of stock options	45	—	—	—	—	—
Issuance of restricted common stock	63	1	—	—	—	1
Cancellation and retirement of restricted common stock	(117)	(1)	(1,630)	—	—	(1,631)
Accelerated vesting of restricted common stock and options	—	—	667	—	—	667
Amortization of restricted common stock	—	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	1,296	—	—	1,296
Dividends on common stock	—	—	(1,817)	—	—	(1,817)
Excess tax benefits on equity compensation	—	—	613	—	—	613
Balance – December 31, 2013	18,261	$222	$204,324	$(33,306)	$(15,267)	$155,973
Net Income – 2014	—	—	—	15,838	—	15,838
Issuance of common stock	70	—	1,110	—	—	1,110
Exercise of stock options	68	—	363	—	—	363
Issuance of restricted common stock	200	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(87)	—	(1,357)	—	—	(1,357)
Accelerated vesting of restricted common stock and options	—	—	27	—	—	27
Amortization of restricted common stock	—	—	1,806	—	—	1,806
Stock-based compensation expense	—	—	2,616	—	—	2,616
Dividends on common stock	—	—	(1,840)	—	—	(1,840)
Performance-based stock award payments	—	—	(16,624)	—	—	(16,624)
Convertible subordinated notes due 2021	—	—	17,973	—	—	17,973
Excess tax benefits on equity compensation	—	—	3,990	—	—	3,990
Balance – December 31, 2014	18,512	$224	$212,386	$(17,468)	$(15,267)	$179,875
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$11,403	$19,296	$15,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,076	11,748	11,945
Gain on sale of businesses and purchase of assets	(610)	(6,091)	(2,150)
Impairment of goodwill	1,100	100	1,180
Loss on early extinguishment of debt and other costs	1,323	—	1,042
Amortization of deferred financing costs	685	362	908
Accretion of discount on convertible subordinated notes	—	—	2,452
Provision for losses on accounts receivable	2,589	2,005	2,877
Stock-based compensation expense	2,174	3,583	4,622
Deferred income tax expense	3,930	12,572	5,295
Loss on redemption of convertible junior subordinated debentures	—	—	2,932
Other	88	85	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(4,623)	(3,329)	(4,146)
Inventories and other current assets	5,332	(337)	(2,590)
Deferred charges and other	(38)	(35)	(165)
Preneed funeral and cemetery trust investments	6,659	(1,415)	(203)
Accounts payable	(1,002)	1,142	(562)
Accrued and other liabilities	(6,195)	(3,294)	(1,529)
Deferred preneed funeral and cemetery revenue	3,720	1,187	303
Deferred preneed funeral and cemetery receipts held in trust	(10,850)	2,266	(1,484)
Net cash provided by operating activities	25,761	39,845	36,565

Cash flows from investing activities:
Acquisitions and land for new construction	(45,141)	(19,701)	(57,874)
Net proceeds from sale of businesses and other assets	603	10,184	2,192
Capital expenditures	(10,436)	(10,695)	(23,675)
Net cash used in investing activities	(54,974)	(20,212)	(79,357)

Cash flows from financing activities:
Net borrowings (payments) on the revolving credit facility	43,307	(7,800)	3,600
Net borrowings on the term loan	—	—	3,313
Proceeds from the issuance of convertible subordinated notes	—	—	143,750
Payment of debt issuance costs related to the convertible subordinated notes	—	—	(4,650)
Payments on long-term debt and obligations under capital leases	(3,174)	(11,219)	(840)
Redemption of convertible junior subordinated debentures	—	—	(89,748)
Payments for performance-based stock awards	—	—	(16,150)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	896	894	1,228
Dividends on common stock	(1,804)	(1,817)	(1,840)
Dividends on redeemable preferred stock	(14)	(4)	—
Payment of loan origination costs	(3,235)	(621)	(825)
Excess tax benefit of equity compensation	36	613	3,990
Payment of call premium associated with the senior note redemption	(1,707)	—	—
Purchase of treasury stock	(4,531)	—	—
Net cash provided by (used in) financing activities	29,774	(19,954)	41,828

Net increase (decrease) in cash and cash equivalents	561	(321)	(964)
Cash and cash equivalents at beginning of year	1,137	1,698	1,377
Cash and cash equivalents at end of year	$1,698	$1,377	$413
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. At December 31, 2014, we operated 164 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Accounts receivable included approximately $8.4 million and $10.0 million of funeral receivables at December 31, 2013 and 2014, respectively, and $8.3 million and $9.1 million of cemetery receivables at December 31, 2013 and 2014, respectively. For 2013 and 2014, accounts receivable also include minor amounts of other receivables. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $8.1 million and $7.4 million of funeral receivables and $16.5 million and $18.9 million of cemetery receivables at December 31, 2013 and 2014, respectively. Bad debt expense totaled approximately $2.6 million, $2.0 million and $2.9 million for 2012, 2013 and 2014, respectively.
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
In the opinion of management, the proceeds from the trust funds and the insurance policies at the time the preneed contracts mature will exceed the estimated future costs to perform services and provide products under such arrangements. The types of securities in which the trusts may invest are regulated by state agencies.

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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2014, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment was comprised of the following at December 31, 2013 and 2014:

	December 31, 2013	December 31, 2014
	(in thousands)
Land	$55,639	$66,957
Buildings and improvements	132,172	148,483
Furniture, equipment and automobiles	61,506	66,020
Property, plant and equipment, at cost	249,317	281,460
Less: accumulated depreciation	(88,627)	(95,249)
Property, plant and equipment, net	$160,690	$186,211
During 2012, 2013 and 2014, we recorded approximately $7.6 million, $8.8 million and $9.2 million, respectively, of depreciation expense against operating income.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA for four consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin and a decline in operating margin over a four year period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2014, no impairment was identified on our long-lived assets.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return, separate income tax returns in 17 states in which we operate and combined or unitary income tax returns in 11 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
On August 1, 2014, we received notification that the Internal Revenue Service (“IRS”) completed its examination of our tax year ended December 31, 2011. As a result, we recognized a tax benefit of $1.7 million which reduced our effective tax rate for the year ended December 31, 2014. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax position.
We do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
In September 2013, the United States Department of the Treasury and the IRS released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. We adopted the new guidance for our current tax year, which began on January 1, 2014. These regulations have not had a material impact on our financial statements.
See Note 17 to the Consolidated Financial Statements included herein for additional information concerning our income taxes.

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
See Note 18 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
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
For the year ended December 31, 2013, the fully diluted weighted average shares outstanding and the corresponding calculation of fully diluted earnings per share include approximately 4.4 million shares that would be issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by ASC 260. For the year ended December 31, 2012, the conversion of our convertible junior subordinated debentures is excluded from our fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the year ended December 31, 2014.
See Note 20 to the Consolidated Financial Statements included herein for the computation of per share earnings for the fiscal years ended December 31, 2012, 2013 and 2014.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2014, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. During the second quarter of 2014, we recorded a $0.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. As of December 31, 2014, no other impairments have been identified.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During the second quarter of 2014, we acquired six businesses from certain subsidiaries of Service Corporation International (“SCI”). See Note 3 to the Consolidated Financial Statements herein for further information concerning this acquisition.
Discontinued Operations
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. When we receive a letter of intent and financing commitment from a buyer and the sale is expected to occur within one year, the location is no longer reported within our continuing operations. The assets and liabilities associated with the location are reclassified as held-for-sale on our Consolidated Balance Sheets, and the operating results are presented on a comparative basis in discontinued operations on our Consolidated Statements of Operations. In 2012, we ended a management contract with a cemetery in Ohio and sold two funeral homes in Kentucky. In 2013, we sold seven funeral homes, one in California, one in Ohio, one in Kentucky and four in Kansas and sold one cemetery in Virginia. In 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. At December 31, 2014, we had no businesses classified as held-for-sale. See Note 5 to the Consolidated Financial Statements included herein for more information. Refer to Note 2 herein for further discussion concerning the accounting for discontinued operations beginning January 1, 2015.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2014.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2012 and 2014; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.
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

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in 2012, 2013 or 2014. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2012, 2013 and 2014, we recognized impairments of approximately $1.1 million, $0.1 million and $1.2 million, respectively, for discontinued locations as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
Intangible Assets

Our intangible assets include tradenames primarily resulting from acquisitions. Our tradenames are included in Deferred costs and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the ASC Intangibles Topic 350.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We conducted qualitative assessments in 2012, 2013 and 2014.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends. For the years ended December 31, 2012, 2013 and 2014, no impairments were identified.
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
Subsequent Events
Management evaluated events and transactions during the period beginning subsequent to December 31, 2014 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 25 to the Consolidated Financial Statements herein.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Extraordinary and Unusual Items
In January 2015, the FASB issued an amendment to ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. This amendment eliminates the concept of reporting extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendment prospectively. A reporting entity also may apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Our adoption of this amendment to Subtopic 225-20 is not expected to have a material effect on our financial statements. We plan to adopt the provisions of ASC Subtopic 225-20 for our fiscal year beginning January 1, 2016.

Going Concern
In August 2014, the FASB issued ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASC Subtopic 205-40 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as a going concern and to provide related footnote disclosures by incorporating and expanding upon certain principles that are currently in United States auditing standards. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. Early adoption is permitted. We plan to adopt the provisions of ASC Subtopic 205-40 for our fiscal year ending December 31, 2016 and the interim periods beginning in 2017.
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
Discontinued Operations and Disclosure of Disposals of Components of an Entity
In April 2014, the FASB modified the requirements for reporting a discontinued operation. The amended definition of “discontinued operations” includes only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity’s operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity’s operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new definition of discontinued operations will significantly reduce the volume of transactions requiring discontinued operation presentation and disclosure. However, the new guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held-for-sale an individually significant component that does not meet the definition of a discontinued operation. The new guidance is effective for all disposals or classifications as held-for-sale that occur in annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We adopted the new guidance effective January 1, 2015. The impact on our future operating results will vary depending on the number of locations we divest in future periods. For the years ended December 31, 2012, 2013 and 2014, we recognized income from discontinued operations of $1.1 million, $4.2 million and $0.4 million, respectively. Any businesses that we sell in the future will be reported within continuing operations.
3. ACQUISITIONS
Our growth strategy includes the execution of our Strategic Acquisition Model. We assess the strategic positioning of acquisition candidates based on the demographics, strength of brand, competitive standing, market size, market share, barriers to entry and volume and price trends. The value of the acquisition candidates is based on local market competitive dynamic which allows for appropriate and differentiating enterprise valuations and flexibility to customize the transactions.
During 2014, we acquired six businesses from SCI which included four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for $54.9 million (collectively the “SCI Acquisition”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed in our SCI Acquisition and the subsequent adjustments made based on the final valuations and additional information which became available prior to December 31, 2014 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$1,998	$128	$2,126
Property, plant & equipment	16,457	2	16,459
Preneed cemetery trust investments	3,632	—	3,632
Preneed funeral trust investments	45	—	45
Goodwill	33,826	3,827	37,653
Deferred charges and other non-current assets	6,208	(3,918)	2,290
Cemetery perpetual care investments	7,491	—	7,491
Obligations under capital leases	(1,960)	—	(1,960)
Deferred preneed cemetery revenue	(1,679)	(39)	(1,718)
Deferred preneed cemetery receipts held in trust	(3,632)	—	(3,632)
Deferred preneed funeral receipts held in trust	(45)	—	(45)
Care trusts' corpus	(7,491)	—	(7,491)
Cash paid	$54,850	$—	$54,850

The adjustments consisted primarily of a $3.9 million reclass between tradenames and goodwill based on our final valuations. We adjusted current assets by $0.1 million related to minor adjustments to our acquired accounts receivable and inventory. As of December 31, 2014, our accounting for the SCI Acquisition is complete. Additionally, during 2014 we acquired real estate for approximately $3.0 million for funeral home expansion projects.
We completed one acquisition in the fourth quarter of 2013 consisting of two funeral homes, one in Tennessee and one in Georgia. The consideration paid for this business was approximately $13.7 million. Additionally, we purchased land for $6.0 million in 2013 for funeral home expansion projects.
For the acquisitions, we acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts. The pro forma impact of this acquisition on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
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
We performed our 2014 annual impairment test of goodwill using information as of August 31, 2014. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For our 2014 impairment test we conducted a qualitative assessment. For our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. Also see Note 1 to the Consolidated Financial Statements herein for a discussion of the methodology used for our annual goodwill impairment test. Based on our 2014 impairment test, we concluded that there was no impairment to goodwill.

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the years ended December 31, 2013 and 2014 (in thousands):

	December 31, 2013	December 31, 2014
Goodwill at the beginning of year	$218,442	$221,087
Increase in goodwill related to acquisitions	3,843	37,653
Changes in previous estimates	—	(101)
Net impairment and write-off related to divestitures	(1,198)	(1,197)
Goodwill at the end of the year	$221,087	$257,442
The $37.7 million increase to goodwill related to acquisitions represents the goodwill recorded in connection with the SCI Acquisition completed in May 2014. The changes in previous estimates relate to a $0.1 million reduction in goodwill relating to adjustments in inventory for the November 2013 funeral home business acquisition. In the second quarter of 2014, we recorded an impairment of $1.2 million related to a business held for sale as the carrying value exceeded fair value. As such, this amount is recorded within discontinued operations on our Consolidated Statements of Operations. Our purchase price allocations for these acquisitions have been completed as of December 31, 2014.
5. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
During 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. In 2013, we sold seven funeral homes, one in California, one in Ohio, one in Kentucky and four in Kansas and sold one cemetery in Virginia. At December 31, 2014, we had no assets classified as held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assets and liabilities associated with the cemetery business held for sale on our Consolidated Balance Sheets at December 31, 2013 consisted of the following (in thousands):

December 31, 2013
Assets:
Current assets	$30
Preneed cemetery trust investments	2,477
Preneed receivables	31
Property, plant and equipment, net	311
Cemetery perpetual care trust investments	695
Total	$3,544

Liabilities:
Current liabilities	$10
Deferred preneed cemetery revenue	1,185
Deferred preneed cemetery receipts held in trust	2,477
Care trusts' corpus	685
Total	$4,357
The operating results of the discontinued businesses during the periods presented, as well as any impairments and net gains on the disposals, is presented within discontinued operations on our Consolidated Statements of Operations, along with the income tax effect, as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Revenues	$7,727	$4,164	$817

Operating income	2,293	729	235
Impairment	(1,100)	(100)	(1,180)
Net gain on disposal	610	6,091	1,594
Income tax provision	(717)	(2,544)	(257)
Income from discontinued operations, net of tax	$1,086	$4,176	$392

6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2013 and 2014 were as follows (in thousands):

	December 31, 2013	December 31, 2014
Preneed cemetery trust investments, at market value	$70,386	$74,198
Less: allowance for contract cancellation	(2,045)	(2,226)
Preneed cemetery trust investments, net	$68,341	$71,972
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2014, our preneed cemetery trust investments were not under-funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2014. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,591	$—	$—	$5,591
Fixed income securities:
Municipal bonds	2	347	9	—	356
Foreign debt	2	5,874	—	(237)	5,637
Corporate debt	2	30,108	362	(2,167)	28,303
Preferred stock	2	19,154	199	(325)	19,028
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,128	2,357	(966)	14,519
Trust securities		$74,203	$2,927	$(3,695)	$73,435
Accrued investment income		$763			$763
Preneed cemetery trust investments					$74,198
Market value as a percentage of cost					99.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,740
Due in five to ten years	7,563
Thereafter	40,022
Total fixed income securities	$53,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed cemetery trust investments at December 31, 2013 are detailed below(in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,541	$—	$—	$1,541
Fixed income securities:
Foreign debt	2	3,460	146	(3)	3,603
Corporate debt	2	32,958	386	(1,150)	32,194
Preferred stock	2	17,754	178	(273)	17,659
Mortgage backed securities	2	1	—	—	1
Common stock	1	12,431	2,362	(267)	14,526
Trust securities		$68,145	$3,072	$(1,693)	$69,524
Accrued investment income		$862			$862
Preneed cemetery trust investments					$70,386
Market value as a percentage of cost					102.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the second quarter of 2014, we recorded a $0.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. We did not record any other impairments in 2014. No impairments were recorded in the year ended December 31, 2013. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2014, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2014 and 2013, are shown in the following tables (in thousands):

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$5,629	$(237)	$—	$—	$5,629	$(237)
Corporate debt	18,051	(778)	2,016	(1,389)	20,067	(2,167)
Preferred stock	10,342	(289)	3,236	(36)	13,578	(325)
Common stock	6,904	(911)	65	(55)	6,969	(966)
Total temporary impaired securities	$40,926	$(2,215)	$5,317	$(1,480)	$46,243	$(3,695)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$802	$(3)	$—	$—	$802	$(3)
Corporate debt	11,561	(553)	769	(597)	12,330	(1,150)
Preferred stock	9,601	(273)	—	—	9,601	(273)
Common stock	1,077	(171)	705	(96)	1,782	(267)
Total temporary impaired securities	$23,041	$(1,000)	$1,474	$(693)	$24,515	$(1,693)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Investment income	$4,038	$3,349	$2,840
Realized gains	10,497	3,018	5,712
Realized losses	(3,574)	(763)	(2,789)
Expenses and taxes	(2,769)	(2,934)	(1,716)
Increase in deferred preneed cemetery receipts held in trust	(8,192)	(2,670)	(4,047)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Purchases	$(126,043)	$(46,558)	$(53,443)
Sales	125,897	47,318	58,022
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2013 and 2014 were as follows (in thousands):

	December 31, 2013	December 31, 2014
Preneed funeral trust investments, at market value	$100,005	$100,579
Less: allowance for contract cancellation	(2,861)	(2,972)
Preneed funeral trust investments, net	$97,144	$97,607
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2014, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations,foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. In 2014, we reclassified U.S. agency obligations from Level 1 investments to Level 2 investments due to reduced trading activity of these securities which caused the fair market price to be determined by inputs other than quoted prices. There were no other transfers between Levels 1 and 2 for the year ended December 31, 2014. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,501	$—	$—	$17,501
Fixed income securities:
U.S. treasury debt	1	2,037	32	(15)	2,054
U.S. agency obligations	2	30	—	—	30
Foreign debt	2	4,653	—	(188)	4,465
Corporate debt	2	24,761	469	(1,718)	23,512
Preferred stock	2	16,166	256	(261)	16,161
Mortgage backed securities	2	309	8	(3)	314
Common stock	1	10,544	1,926	(783)	11,687
Mutual funds:
Equity	1	14,126	1,370	(181)	15,315
Fixed income	2	5,351	115	(72)	5,394
Other investments	2	3,560	—	(29)	3,531
Trust securities		$99,038	$4,176	$(3,250)	$99,964
Accrued investment income		$615			$615
Preneed funeral trust investments					$100,579
Market value as a percentage of cost					100.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$549
Due in one to five years	5,389
Due in five to ten years	6,864
Thereafter	33,734
Total fixed income securities	$46,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2013 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,631	$—	$—	$14,631
Fixed income securities:
U.S. treasury debt	1	2,212	47	(54)	2,205
U.S. agency obligations	1	401	8	(7)	402
Foreign debt	2	2,726	115	(2)	2,839
Corporate debt	2	27,993	375	(957)	27,411
Preferred stock	2	15,949	292	(282)	15,959
Mortgage backed securities	2	1	—	—	1
Common stock	1	10,681	2,092	(237)	12,536
Mutual funds:
Equity	1	11,632	2,708	(22)	14,318
Fixed income	2	5,455	88	(179)	5,364
Other investments	2	3,686	—	(26)	3,660
Trust securities		$95,367	$5,725	$(1,766)	$99,326
Accrued investment income		$679			$679
Preneed funeral trust investments					$100,005
Market value as a percentage of cost					104.2%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the second quarter of 2014, we recorded a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. We did not record any other impairments in 2014. No impairments were recorded in the year ended December 31, 2013. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2014, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2014 and 2013 are shown the the following tables (in thousands):

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$500	$—	$836	$(15)	$1,336	$(15)
Foreign debt	4,471	(188)	—	—	4,471	(188)
Corporate debt	14,310	(617)	1,598	(1,101)	15,908	(1,718)
Preferred stock	8,300	(232)	2,597	(29)	10,897	(261)
Mortgage backed securities	—	—	51	(3)	51	(3)
Mutual funds:
Equity	5,594	(739)	53	(44)	5,647	(783)
Equity and other	4,204	(180)	6	(1)	4,210	(181)
Fixed income	888	(19)	1,026	(53)	1,914	(72)
Other investments	—	—	42	(29)	42	(29)
Total temporary impaired securities	$38,267	$(1,975)	$6,209	$(1,275)	$44,476	$(3,250)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$816	$(54)	$816	$(54)
U.S. agency obligations	—	—	211	(7)	211	(7)
Foreign debt	632	(2)	—	—	632	(2)
Corporate debt	9,620	(460)	640	(497)	10,260	(957)
Preferred stock	9,918	(282)	—	—	9,918	(282)
Mutual funds:
Equity	954	(152)	626	(85)	1,580	(237)
Equity and other	314	(13)	195	(9)	509	(22)
Fixed income	865	(43)	1,420	(136)	2,285	(179)
Other investments	—	—	44	(26)	44	(26)
Total temporary impaired securities	$22,303	$(952)	$3,952	$(814)	$26,255	$(1,766)
Preneed funeral trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Investment income	$3,952	$3,190	$3,065
Realized gains	4,406	7,957	7,184
Realized losses	(2,536)	(5,743)	(2,313)
Expenses and taxes	(1,550)	(1,669)	(1,470)
Increase in deferred preneed funeral receipts held in trust	(4,272)	(3,735)	(6,466)
	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Purchases	$(72,424)	$(38,592)	$(57,297)
Sales	72,639	39,853	60,352
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At December 31, 2013, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $21.3 million and $8.3 million, respectively, of which $9.9 million is presented in Accounts receivable and $19.7 million is presented in Preneed receivables. At December 31, 2014, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $24.5 million and $9.4 million, respectively, of which $10.6 million is presented in Accounts receivable and $23.3 million is presented in Preneed receivables. The unearned finance charges associated with these receivables was $3.8 million and $4.6 million at December 31, 2013 and 2014, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 7.0% of the total receivables on recognized sales at December 31, 2014. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2013 and 2014, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2013	2014
Beginning balance	$1,903	$1,347
Write-offs and cancellations	(1,727)	(1,172)
Provision	1,228	1,965
Assets held-for-sale reclassification	(57)	—
Ending balance	$1,347	$2,140
The aging of past due financing receivables as of December 31, 2014 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$756	$407	$250	$1,439	$2,852	$21,394	$24,246
Deferred revenue	296	204	116	720	1,336	8,333	9,669
Total contracts	$1,052	$611	$366	$2,159	$4,188	$29,727	$33,915
The aging of past due financing receivables as of December 31, 2013 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$895	$372	$266	$683	$2,216	$18,628	$20,844
Deferred revenue	355	191	85	271	902	7,890	8,792
Total contracts	$1,250	$563	$351	$954	$3,118	$26,518	$29,636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2013 and 2014, receivables from preneed trusts were as follows (in thousands):

	December 31, 2013	December 31, 2014
	(in thousands)
Preneed trust funds, at cost	$11,511	$13,205
Less: allowance for contract cancellation	(345)	(396)
Receivables from preneed trusts, net	$11,166	$12,809
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2014 and 2013. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,880	7,893
Mutual funds and common stocks	2,467	2,586
Annuities	24	24
Total	$13,205	$13,337

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2013
Cash and cash equivalents	$2,657	$2,657
Fixed income investments	6,344	6,355
Mutual funds and common stocks	2,484	2,561
Annuities	26	26
Total	$11,511	$11,599
9. CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance policies totaled $289.9 million and $313.0 million at December 31, 2013 and 2014, respectively, and are not included on our Consolidated Balance Sheets.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2013 and 2014 were as follows (in thousands):

	December 31, 2013	December 31, 2014
Trust assets, at market value	$42,342	$48,670
Obligations due from trust	(449)	(528)
Care trusts’ corpus	$41,893	$48,142
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

property and memorials. This trust fund income is recognized, as earned, in Cemetery revenues. Trust management fees charged by our wholly-owned registered investment advisor, CSV RIA, are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt and preferred stock, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2014. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2014 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,206	$—	$—	$3,206
Fixed income securities:
Municipal bonds	2	229	5	—	234
Foreign debt	2	3,871	—	(156)	3,715
Corporate debt	2	19,911	248	(1,428)	18,731
Preferred stock	2	12,694	137	(214)	12,617
Common stock	1	8,747	1,568	(653)	9,662
Trust securities		$48,658	$1,958	$(2,451)	$48,165
Accrued investment income		$505			$505
Cemetery perpetual care investments					$48,670
Market value as a percentage of cost					99.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,801
Due in five to ten years	4,980
Thereafter	26,516
Total fixed income securities	$35,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2013 are detailed below (in thousands):

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the second quarter of 2014, we recorded a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. We did not record any other impairments in 2014. No impairments were recorded in the year ended December 31, 2013. At December 31, 2014, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses are temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2014 and 2013, are shown in the following tables (in thousands):

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,716	$(156)	$—	$—	$3,716	$(156)
Corporate debt	11,893	(513)	1,328	(915)	13,221	(1,428)
Preferred stock	6,821	(191)	2,133	(23)	8,954	(214)
Common stock	4,663	(616)	44	(37)	4,707	(653)
Total temporary impaired securities	$27,093	$(1,476)	$3,505	$(975)	$30,598	$(2,451)

	December 31, 2013
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$478	$(2)	$—	$—	$478	$(2)
Corporate debt	6,948	(332)	462	(359)	7,410	(691)
Preferred stock	5,811	(165)	—	—	5,811	(165)
Common stock	716	(114)	470	(64)	1,186	(178)
Total temporary impaired securities	$13,953	$(613)	$932	$(423)	$14,885	$(1,036)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Realized gains	$5,664	$2,172	$3,468
Realized losses	(1,707)	(542)	(1,748)
Increase in Care trusts’ corpus	(3,957)	(1,630)	(1,720)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2012, 2013 and 2014 were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Investment income	$5,612	$4,063	$4,713
Realized gains, net	1,200	1,511	1,112
Total	$6,812	$5,574	$5,825
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2012	2013	2014
Purchases	$(82,793)	$(27,719)	$(38,413)
Sales	83,060	28,261	35,402
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13) are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021, issued in March 2014, was approximately $156.0 million at December 31, 2014 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock, U.S. treasury debt and equity mutual funds;

•
Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include U.S. agency obligations, municipal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

bonds, corporate debt, preferred stocks, foreign debt, mortgage backed securities, fixed income mutual funds and other investments.

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2014 and 2013, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2013 and 2014 were as follows (in thousands):

	December 31, 2013	December 31, 2014
Prepaid agreements not to compete, net of accumulated amortization of $4,807 and $5,105, respectively	$1,299	$1,159
Deferred loan costs, net of accumulated amortization of $1,252 and $2,809, respectively	2,602	1,870
Convertible junior subordinated debentures origination costs, net of accumulated amortization of $1,095	2,949	—
Convertible subordinated notes issuance costs, net of accumulated amortization of $375	—	3,252
Tradenames	5,430	7,660
Other	—	323
Deferred charges and other non-current assets	$12,280	$14,264
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $98,849, $79,207 and $348,602 for the years ended December 31, 2012, 2013 and 2014, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. In connection with redemption of our convertible junior subordinated debentures, we wrote-off the related unamortized origination costs of approximately $2.9 million in March 2014. See Note 15 to the Consolidated Financial Statements herein for further discussion related to the convertible junior subordinated debentures. Debt issuance costs related to our convertible subordinated notes issued in March 2014 are being amortized using the effective interest method over the seven year term of the notes. See Note 14 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized. During the year ended December 31, 2014, we increased tradenames by approximately $2.2 million related to the SCI Acquisition.
13. LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2013 and 2014 (in thousands):

	December 31, 2013	December 31, 2014
Revolving credit facility, secured, floating rate	$36,900	$40,500
Term loan, secured, floating rate	117,000	120,312
Acquisition debt	1,866	1,205
Less: current portion	(13,224)	(9,630)
Total long-term debt	$142,542	$152,387
At December 31, 2014, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. At December 31, 2014, we had outstanding borrowings under the revolving credit facility of $40.5 million and $120.3 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at December 31, 2014. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company’s leverage ratio. As of December 31, 2014, the prime rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2014 was 2.80%.
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

On April 14, 2014, we entered into a fifth amendment to our Credit Facility (the “Fifth Amendment”), which provided for an increase in our revolving credit facility from $125 million to $200 million and new funding under our term loan whereby $125 million became outstanding upon the effectiveness of the Fifth Amendment. The Fifth Amendment became effective upon the closing of the SCI Acquisition on May 15, 2014. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% for the third and fourth years following the effective date and 12.5% per year thereafter, with the remaining balance payable upon maturity on March 31, 2019. Installment payments are made quarterly beginning September 30, 2014. The Fifth Amendment also modified our financial covenants so that we must maintain a leverage ratio of no more than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter. In connection with the Fifth Amendment, we recognized a loss of $1.0 million to write-off the related unamortized deferred loan costs.
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
We were in compliance with the covenants contained in our Credit Facility as of December 31, 2013 and 2014. The Credit Facility calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.75 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2014, the leverage ratio was 2.70 to 1.00 and the fixed charge coverage ratio was 2.74 to 1.00.
Acquisition debt consists of deferred purchase price notes payable to sellers. A majority of the notes bear interest at rates ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 9.5% to 11.0%. Original maturities range from five to twenty years.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

Years ending December 31,
2015	$9,630
2016	11,137
2017	12,632
2018	14,240
2019	114,041
2020 and thereafter	337
$162,017
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
The Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture.
The Notes mature on March 15, 2021, unless earlier converted or purchased by us. The conversion option of the Notes is not an embedded derivative. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020, if certain conditions are met. We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change purchase date.
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
We received gross proceeds of $143.75 million and paid transaction costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. Refer to Note 15 herein for further discussion of the redemption of the convertible junior subordinated debentures.
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
The carrying values of the liability and equity components of the Notes at December 31, 2014 are reflected on our Consolidated Balance Sheets as follows (in thousands):

December 31, 2014
Long-term liabilities:
Principal amount	$143,750
Unamortized discount of liability component	(29,208)
Carrying value of the liability component	$114,542

Equity component carrying value	$17,973
The fair value of the Notes, which are Level 2 measurements, was approximately $156.0 million at December 31, 2014.
Interest expense for the year ended December 31, 2014 included contractual coupon interest expense of $3.1 million and amortization of debt issuance costs of $0.4 million. Accretion of the discount on the convertible subordinated notes was approximately $2.5 million for the year ended December 31, 2014. The unamortized discount is being amortized over the remaining term of 74 months. The effective interest rate on the liability component the year ended December 31, 2014 was 6.75% per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate maturities of our convertible subordinated notes for the five years subsequent to December 31, 2014 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2015	$—	$(3,455)	$(3,455)
2016	—	(3,867)	(3,867)
2017	—	(4,328)	(4,328)
2018	—	(4,844)	(4,844)
2019	—	(5,422)	(5,422)
2020 and thereafter	143,750	(7,292)	136,458
	$143,750	$(29,208)	$114,542

15.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) in June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to the Trust in the amount of $93.75 million. The convertible preferred securities had a liquidation amount of $50 per unit and were convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The convertible junior subordinated debentures and the TIDES were due to mature in 2029, and the TIDES were guaranteed on a subordinated basis by the Company. At December 31, 2013, the amount outstanding under the convertible junior subordinated debentures totaled $89.8 million.
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. In the first quarter of 2014, we used a portion of the net proceeds from the issuance of the Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. The remaining TIDES principal balance of $27.9 million was redeemed in April 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to fifteen years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $5.9 million, $6.6 million and $6.4 million for the years ended December 31, 2012, 2013 and 2014, respectively. Assets acquired under capital leases are included in property, plant and equipment in our accompanying Consolidated Balance Sheets in the amount of $1.1 million in 2013 and $3.1 million in 2014, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below. At December 31, 2014, future minimum lease payments under non-cancelable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2015	$4,447	$476
2016	3,076	477
2017	2,801	483
2018	1,904	421
2019	1,676	388
Thereafter	2,589	3,663
Total future minimum lease payments	$16,493	$5,908
Less: amount representing interest (rates ranging from 7% to 11.5%)		(2,605)
Less: current portion of obligations under capital leases		(205)
Long-term obligations under capital leases		$3,098
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
We have employment agreements with our executive officers and certain senior leadership. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.
At December 31, 2014, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows:

	Non-Compete	Consulting	Employment	Total
	(in thousands)
Years ending December 31,
2015	$1,534	$1,173	$2,505	$5,212
2016	1,199	835	1,715	3,749
2017	825	765	1,715	3,305
2018	552	474	291	1,317
2019	356	303	—	659
Thereafter	625	455	—	1,080
	$5,091	$4,005	$6,226	$15,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.2 million, $1.4 million and $1.6 million for 2012, 2013 and 2014, respectively. We do not offer any post-retirement or post-employment benefits.
Other Commitments
We have an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. This agreement can be terminated for various reasons upon written notification from either us or the contractor. Payments vary based on the level of resources provided. We incurred costs of approximately $1.6 million, $1.9 million and $1.9 million for services rendered under this agreement in the years ended December 31, 2012, 2013 and 2014, respectively, of which we paid $1.1 million, $1.0 million and $1.0 million, respectively, with the remainder paid by the trust.
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

Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs sought monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before the Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the court granted Defendants’ motion to disqualify Plaintiffs’ counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and Plaintiffs’ counsel moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. The parties reached a proposed class settlement, and the court granted its preliminary approval of such settlement by order dated March 19, 2014. Notice of the class settlement was provided pursuant to the Preliminary Order Approving Class Action Settlement, and no settlement class members opted out of the class nor objected to the terms of the settlement. The court issued its final approval of the settlement on June 23, 2014. On or about November 20, 2014, Group 1 claimants have been identified by the Court and all relief to which they are eligible will be administered in the Spring of 2015. Additionally, the parties are administering the settlement in accordance with its terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. INCOME TAXES
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2012, 2013 and 2014 consisted of (in thousands):

	Year Ended December 31,
	2012	2013	2014
Current:
U. S. federal provision (benefit)	$3,340	$(672)	$1,188
State provision (benefit)	(40)	(522)	772
Total current provision (benefit)	$3,300	$(1,194)	$1,960
Deferred:
U. S. federal provision	$3,885	$8,708	$5,117
State provision (benefit)	(391)	1,731	178
Total deferred provision	$3,494	$10,439	$5,295
Total income tax provision	$6,794	$9,245	$7,255
A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2012, 2013 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2012		2013		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$5,818	34.0%	$8,284	34.0%	$7,719	34.0%
Effect of state income taxes, net of federal benefit	616	3.6	1,462	6.0	831	3.7
Effect of non-deductible expenses and other, net	1,266	7.4	(633)	(2.6)	583	2.6
Change in valuation allowance	(906)	(5.3)	132	0.5	(138)	(0.6)
Reduction for tax year 2011 federal audit	—	—	—	—	(1,740)	(7.7)
Total	$6,794	39.7%	$9,245	37.9%	$7,255	32.0%
On August 1, 2014, we received notification that the IRS completed its examination of our tax year ended December 31, 2011. As a result, we have re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability by $7.3 million. This change resulted in a tax benefit recognized in the amount of $1.7 million which reduced our effective tax rate for the year ended December 31, 2014. The remainder of the re-measurement resulted in an increase to Deferred tax liability in the amount of $5.6 million. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax position.
The following table summarizes our unrecognized tax benefit as of December 31, 2013 and 2014 (in thousands):

	December 31, 2013	December 31, 2014
Unrecognized tax benefit	$7,832	$515
Interest accrued on unrecognized tax benefits	$506	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2013 and 2014 were as follows (in thousands):

	Year Ended December 31,
	2013	2014
Deferred income tax assets:
Net operating loss carryforwards	$6,404	$2,735
Tax credit carryforwards	788	127
State bonus depreciation	1,254	1,513
Accrued liabilities and other	6,892	9,115
Amortization of non-compete agreements	674	815
Preneed liabilities, net	11,654	9,935
Total deferred income tax assets	27,666	24,240
Less valuation allowance	(468)	(330)
Total deferred income tax assets	$27,198	$23,910
Deferred income tax liabilities:
Amortization and depreciation	$(34,887)	$(43,441)
Convertible subordinated notes due 2021	—	(11,685)
Prepaids and other	(1,447)	(1,448)
Total deferred income tax liabilities	(36,334)	(56,574)
Total net deferred tax liabilities	$(9,136)	$(32,664)
Current deferred tax asset	$2,779	$3,750
Non-current deferred tax liabilities	(11,915)	(36,414)
Total net deferred tax liabilities	$(9,136)	$(32,664)
The current deferred tax asset is included in Other current assets at December 31, 2013 and 2014. The non-current deferred tax liability is disclosed on a separate line item on our Consolidated Balance Sheets.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized a net decrease of $0.1 million in our valuation allowance during 2014.
For federal income tax reporting purposes, we have no net operating loss carryforwards. For state reporting purposes, we have approximately $57.1 million of net operating loss carryforwards that will expire between 2015 and 2033, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2014 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits at December 31, 2014, if recognized, would not materially affect our effective tax rate. We do not anticipate a significant increase or decrease in our unrecognized tax benefits during the next twelve months.
We have unrecognized tax benefits for federal and state income tax purposes totaling $0.5 million as of December 31, 2014, resulting from deductions totaling $1.6 million on federal and state returns. We have state net operating loss carryforwards exceeding these deductions, and have accounted for these unrecognized tax benefits by reducing the deferred income tax asset related to the net operating loss carryforwards by the amount of these unrecognized deductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Unrecognized tax benefit at beginning of year	$7,617	$7,747	$7,832
Reductions based on tax positions related to the prior year	(259)	(93)	—
Reductions for tax year 2011 federal audit	—	—	(7,310)
Additions based on tax positions related to the current year	389	209	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(31)	(7)
Unrecognized tax benefit at end of year	$7,747	$7,832	$515
The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. The effects of recognizing the tax benefits of uncertain tax positions for the year ended December 31, 2014 were material to our operations. For the year ended December 31, 2014, we did not recognize any penalties or interest in our Consolidated Balance Sheets or our Consolidated Statements of Operations.
Our federal income tax returns for 2012 through 2013 are open tax years that may be examined by the Internal Revenue Service. Our unrecognized state tax benefits are related to state returns open from 2003 through 2014.
18. STOCKHOLDERS’ EQUITY
Stock Based Compensation Plans
During the three year period ended December 31, 2014, we had three stock benefit plans in effect under which stock option grants or restricted stock have been issued or remain outstanding: the 1996 Stock Option Plan (the “1996 Plan”), the 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) and the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”). All of the options granted under the plans have either five or ten-year terms. The 1996 Plan and the Director’s Plan were terminated during 2006. At December 31, 2014, no options were outstanding under the 1996 Plan or the Directors' Plan. The Amended and Restated 2006 Plan expires on May 24, 2022. The expiration and termination of these plans does not affect the options previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board. On May 23, 2012, our Stockholders approved the Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan which, among other things, increased the reserve balance from 2,850,000 shares to 5,000,000 shares. The Amended and Restated 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the Amended and Restated 2006 Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s common stock as determined by the average of the high and low closing price on the date of the option grant.
The status of the Amended and Restated 2006 Plan at December 31, 2014 is as follows (shares in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
Amended and Restated 2006 Plan	5,000	1,498	1,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Options
Employee stock options have historically been granted annually, or upon hire, as approved by the Compensation Committee of the Board of Directors. The options are granted with an exercise price equal to the market price of our common stock on the date of grant. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average of assumptions, based on the methods described above for the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Dividend yield	1.70%	0.59%	0.50%
Expected volatility	60.09%	33.63%	33.34%
Risk-free interest rate	1.25%	0.41%	0.99%
Expected holding period (years)	3.0	3.6	3.7
During the first quarter of 2014, we granted 457,700 options to certain employees at a grant price of $20.26 and 300,000 options to three executives at a grant price of $20.49. These options will vest in 33.33% increments over a three year period and have a five year term. The value of these stock options is approximately $3.9 million. During the second quarter of 2014, we granted 6,000 options to an employee at an option price of $17.00 and 25,000 options to a new employee at an option price of $17.21. These options will vest in 25% increments over a four year period and have a six year term. The value of these stock options is approximately $0.1 million. During the third quarter of 2014, we granted 15,000 options to a new employee at an option price of $18.86. These options will vest in 25% increments over a four year period and have a six year term. The value of these stock options is approximately $0.1 million. In 2013, a total of 562,500 stock options were awarded, the value of which is approximately $2.3 million. In 2012, a total of 96,283 stock options were awarded, the value of which is approximately $0.2 million.
A summary of the stock options at December 31, 2012, 2013 and 2014 and changes during the three years ended         December 31, 2014 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2012		2013		2014
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	321	$5.17	312	$5.41	766	$13.03
Granted	96	$5.94	563	$16.73	804	$20.20
Exercised	(81)	$4.90	(45)	$5.33	(68)	$5.47
Canceled or expired	(24)	$5.94	(64)	$13.82	(121)	$18.80
Outstanding at end of year	312	$5.41	766	$13.03	1,381	$17.07
Exercisable at end of year	145	$5.13	192	$5.36	329	$10.97
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2014 was $5.4 million and $3.3 million, respectively. The total intrinsic value of options exercised during 2012, 2013 and 2014 totaled $0.3 million, $0.5 million and $1.0 million, respectively.
The total fair value of stock options vested during 2012, 2013 and 2014 totaled approximately $0.1 million, $0.2 million and $0.8 million, respectively. We recorded compensation expense related to stock options totaling approximately $0.2 million, $0.8 million and $1.6 million in 2012, 2013 and 2014, respectively. The significant increase in expense for the year ended December 31, 2014 as compared to 2013 was due to a large number of stock option grants in 2014 at a significantly higher option price compared to the 2013 grants.
As of December 31, 2014, there was $3.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options expected to be recognized over a weighted average period of approximately two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table further describes our outstanding stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/14	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/14	Weighted-Average Exercise Price
$4.78 - $5.94	184,221	6.19	$5.47	167,900	$5.43
$16.73 - $17.21	495,500	8.05	$16.76	161,499	$16.73
$18.86 - $20.49	701,700	4.20	$20.33	—	$—
$4.78 - $20.49	1,381,421	5.84	$17.07	329,399	$10.97
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our employee stock purchase plan (“ESPP”). Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of a quarter) or the actual date of purchase (end of quarter). In 2012, employees purchased a total of 100,620 shares at a weighted average price of $4.92 per share. In 2013, employees purchased a total of 76,272 shares at a weighted average price of $11.89 per share. In 2014, employees purchased a total of 55,877 shares at a weighted average price of $15.50 per share. Compensation expense for the ESPP totaling approximately $135,000, $277,000, and $260,000 was expensed in 2012, 2013 and 2014, respectively.
The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2012	2013	2014
Dividend yield	1.7%	0.6%	0.6%
Expected volatility	32%	41%	33%
Risk-free interest rate	0.02%, 0.06%, 0.09%, 0.12%	0.08%, 0.12%,0.135%, 0.15%	0.07%, 0.09%,0.11%, 0.13%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33.33% increments over four or three year terms, respectively. During the first quarter of 2014, we awarded restricted stock grants totaling 200,000 shares that vest over a four year period and had an aggregate grant date market value of approximately $4.1 million. A summary of the status of unvested restricted stock awards as of December 31, 2014, and changes during 2014, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	323	$8.64
Awards	200	20.42
Vestings	(172)	7.46
Cancellations	(21)	11.81
Unvested at December 31, 2014	330	$16.20
Related to the vesting of restricted stock awards previously awarded to our officers and key employees, we recorded compensation expense, which is included in general, administrative and other expenses, totaling $1.4 million for the year ended December 31, 2012, $1.7 million for the year ended December 31, 2013 and $1.8 million for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2014, we had $5.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.2 years.
Performance-Based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board of Directors (our “Board”) granted performance-based awards (the “PBS Awards”) with both market and service vesting conditions to certain officers, employees and outside directors. No PBS Awards were granted during fiscal year 2013 or 2014. To the extent vested, each PBS Award represented the right to receive a specified number of shares of our common stock, subject to the grantee’s payment, with respect to each share of common stock subject to such PBS Award, of an amount equal to the greater of (a) the then-current market price per share of our common stock on the date such PBS Award was granted plus $0.50 or (b) $9.00. Each PBS Award would have vested if on or before the fifth anniversary of the applicable grant date, the closing price of our common stock was greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, subject to the applicable grantee’s continuous employment or service relationship with us through such date (the “Price Vesting Date”). However, if the Price Vesting Date occurred prior to the first anniversary of the grant date, then each PBS Award would not vest until the first anniversary of such grant date, subject to the applicable grantee's continued employment or service relationship with us through the first anniversary of the grant date.
On January 3, 2014, we offered all grantees who held outstanding PBS Awards an opportunity to surrender their PBS Awards to us in exchange for cash payments equal to the product of (i) the difference between (x) $19.00 and (y) the applicable purchase price under their respective PBS Awards and (ii) the number of shares of our common stock subject to their PBS Awards (the “Cash Out Payments”). All outstanding PBS Awards were surrendered to us and canceled in exchange for Cash Out Payments of approximately $16.2 million. Of this amount, $3.2 million was paid to the Board of Directors.
Director Compensation Plans
On March 5, 2012, our Board approved a new Director Compensation Policy, which provides for the following: (i) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and our Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; and (ii) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board, our Audit Committee and our Executive Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 21, 2014.
On May 21, 2014, we issued 13,233 shares of common stock to each of the three independent directors for such retainer. We recorded $0.8 million in pre-tax compensation expense, which is included in general, administrative and other expenses, for each of the years ended December 31, 2012, 2013 and 2014 related to the director fees, annual retainers and deferred compensation amortization.
Cash Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 3, 2014, June 2, 2014, September 2, 2014 and December 1, 2014, respectively, to record holders of our common stock as of February 13, 2014, May 15, 2014, August 15, 2014 and November 13, 2014, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2013	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	(335)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	335
Balance at December 31, 2014	$—

19. SHARE REPURCHASE PROGRAM
In May 2012, our Board approved an increase to the share repurchase program authorizing the Company to purchase an additional $3.0 million of our common stock for a total of $8.0 million Since the inception of this program, we have repurchased 812,800 shares at a total cost of $5.3 million. No repurchases were made in 2013 or 2014. The repurchased shares are held as treasury stock.

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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(in thousands, except per share data)
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$10,317	$15,120	$15,446
Less: Earnings allocated to unvested restricted stock	(361)	(314)	(295)
Income attributable to continuing operations	$9,956	$14,806	$15,151

Numerator from discontinued operations
Income from discontinued operations	$1,086	$4,176	$392
Less: Earnings allocated to unvested restricted stock	—	(85)	(8)
Income attributable to discontinued operations	$1,086	$4,091	$384

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	$—	$3,454	$—
	$—	$3,454	$—

Income attributable to continuing operations	$9,956	$18,260	$15,151
Income attributable to discontinuing operations	$1,086	$4,091	$384

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	18,126	17,826	18,108
Effect of dilutive securities:
Stock options	100	175	149
Convertible junior subordinated debentures	—	4,392	—
Denominator for diluted earnings per common share - weighted average shares outstanding	18,226	22,393	18,257

Basic earnings per common share:
Continuing operations	$0.57	$0.83	$0.84
Discontinued operations	0.06	0.23	0.02
Basic earnings per common share	$0.63	$1.06	$0.86

Diluted earnings per common share:
Continuing operations	$0.57	$0.82	$0.83
Discontinued operations	0.06	0.18	0.02
Diluted earnings per common share	$0.63	$1.00	$0.85

The fully diluted weighted average shares outstanding for the year ended December 31, 2013, and the corresponding calculation of fully diluted earnings per share, include approximately 4.4 million shares that would be issued upon conversion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by ASC 260. For the year ended December 31, 2012, the conversion of our convertible junior subordinated debentures is excluded from the fully diluted earnings per share calculation and the fully diluted weighted average share count because the inclusion of such converted shares would result in an antidilutive impact. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the year ended December 31, 2014.

Options to purchase 0.5 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2012, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares. There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2013 and 2014.

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

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2014	$173,735	$52,389	$—	$226,124
2013	163,082	49,992	—	213,074
2012	150,803	47,388	—	198,191
Income (loss) from continuing operations before income taxes:
2014	$53,385	$15,180	$(45,864)	$22,701
2013	48,206	14,679	(38,520)	24,365
2012	46,073	12,895	(41,857)	17,111
Total assets:
2014	$568,842	$240,009	$18,677	$827,528
2013	502,525	227,520	16,554	746,599
2012	481,356	237,897	18,832	738,085
Long-lived assets:
2014	$437,735	$88,467	$1,835	$528,037
2013	373,173	85,901	2,654	461,728
2012	355,807	87,687	5,056	448,550
Depreciation and amortization from continuing operations:
2014	$6,841	$3,704	$1,378	$11,923
2013	6,440	3,739	1,456	11,635
2012	5,884	3,058	974	9,916
Capital expenditures:
2014	$16,804	$5,606	$1,265	$23,675
2013	6,436	2,936	1,323	10,695
2012	5,804	3,401	1,231	10,436
Number of operating locations at year end:
2014	164	32	—	196
2013	161	32	—	193
2012	167	33	—	200
Interest expense from continuing operations:
2014	$316	$17	$9,975	$10,308
2013	323	36	12,263	12,622
2012	308	49	16,731	17,088
Income tax expense (benefit) from continuing operations:
2014	$17,061	$4,851	$(14,657)	$7,255
2013	18,270	5,563	(14,588)	9,245
2012	18,291	5,119	(16,616)	6,794

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY INFORMATION

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2013 and 2014 is as follows:

	December 31,
	2013	2014
	(in thousands)
Other Current Assets:
Deferred taxes	$2,779	$3,750
Income tax receivables	593	3,293
Other current assets	153	101
Total other current assets	$3,525	$7,144

Other Liabilities:
Liabilities associated with uncertain tax positions	$7,832	$—
Other liabilities	2,107	1,437
Total other liabilities	$9,939	$1,437

Accrued Liabilities:
Accrued salaries and wages	$1,882	$2,073
Accrued incentive compensation	4,654	5,660
Accrued vacation	1,979	1,978
Accrued insurance	2,778	2,171
Accrued interest	—	1,232
Accrued ad valorem and franchise taxes	383	537
Other accrued liabilities	1,178	1,552
Total accrued liabilities	$12,854	$15,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Year Ended December 31,
	2012	2013	2014
	(in thousands)
Revenues:
Goods
Funeral	$59,581	$64,409	$66,877
Cemetery	28,826	30,392	32,300
Total goods	$88,407	$94,801	$99,177
Services
Funeral	$83,627	$89,442	$97,375
Cemetery	9,453	10,087	10,556
Total services	$93,080	$99,529	$107,931
Financial revenue
Preneed funeral commission income	$1,711	$1,853	$2,036
Preneed funeral trust earnings	5,884	7,378	7,447
Cemetery trust earnings	7,647	8,095	8,123
Cemetery finance charges	1,462	1,418	1,410
Total financial revenue	$16,704	$18,744	$19,016
Total revenues	$198,191	$213,074	$226,124

Cost of revenues:
Goods
Funeral	$48,105	$52,362	$54,421
Cemetery	22,118	22,222	23,800
Total goods	$70,223	$74,584	$78,221
Services
Funeral	$41,550	$46,030	$49,357
Cemetery	6,340	6,543	6,860
Total services	$47,890	$52,573	$56,217
Financial expenses
Preneed funeral commissions	$1,385	$1,213	$1,078
Trust administration fees	64	227	249
Total financial expenses	$1,449	$1,440	$1,327
Total cost of revenues	$119,562	$128,597	$135,765
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2013 and 2014, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$55,652	$56,504	$54,549	$59,419
Gross profit	18,015	17,989	15,077	18,927
Net income from continuing operations	$1,631	$3,883	$4,565	$5,367
Net income (loss) from discontinued operations	587	(637)	431	11
Net income	$2,218	$3,246	$4,996	$5,378
Basic earnings per common share:	$0.12	$0.18	$0.27	$0.29
Diluted earnings per common share: (a)	$0.12	$0.17	$0.26	$0.29

2013
Revenues	$57,123	$53,811	$49,501	$52,639
Gross profit	18,905	16,880	14,100	14,400
Net income from continuing operations	$5,404	$3,576	$1,908	$4,232
Net income (loss) from discontinued operations	(145)	568	3,986	(233)
Preferred stock dividend	(4)	—	—	—
Net income available to common shareholders	$5,255	$4,144	$5,894	$3,999
Basic earnings per common share:	$0.29	$0.23	$0.32	$0.22
Diluted earnings per common share: (a)	$0.25	$0.23	$0.32	$0.22

(a) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts does not equal the total computed for 2013 due to the application of the if-converted method on our convertible subordinated debentures (TIDES) and for 2014 due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cash paid for interest and financing costs	$21,518	$12,248	$8,894
Cash paid for taxes	416	655	2,674
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	4,631	3,822	8,219
Restricted common stock withheld for payroll taxes	421	1,610	1,305
Net withdrawals (deposits) from / into preneed funeral trusts	4,341	(3,891)	(418)
Net withdrawals (deposits) from / into preneed cemetery trusts	2,482	(1,324)	1
Net withdrawals from perpetual care trusts	3,513	3,091	1,857
Net increase in preneed receivables	(422)	(1,331)	(1,731)
Net (deposits) withdrawals of receivables into / from preneed trusts	(3,677)	709	(1,643)
Net change in preneed funeral receivables (decreasing) increasing deferred revenue	(874)	860	677
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	4,594	327	(374)
Net (withdrawals) deposits from / into preneed funeral trust accounts (decreasing) increasing deferred preneed funeral receipts held in trust	(4,341)	3,891	418
Net (withdrawals) deposits from / into preneed cemetery trust accounts (decreasing) increasing deferred cemetery receipts held in trust	(2,482)	1,324	(1)
Net withdrawals from perpetual care trust accounts decreasing care trusts’ corpus	(4,028)	(2,949)	(1,901)
25. SUBSEQUENT EVENTS
On February 25, 2015, we acquired a funeral home in Clarksville, Tennessee for approximately $9.8 million, of which $4.3 million was paid at closing with the remainder being paid in 20 quarterly installments of approximately $0.3 million which represents a net present value of approximately $4.4 million.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2012:
Allowance for bad debts, current portion	$928	$1,614	$1,365	$1,177
Allowance for preneed bad debts, contract cancellations and receivables from preneed trusts, non-current portion	$1,728	$903	$572	$2,059
Employee severance accruals	$157	$486	$485	$158
Litigation reserves	$1,026	$—	$918	$108
Valuation allowance of the deferred tax asset	$1,335	$—	$1,018	$317

Year ended December 31, 2013:
Allowance for bad debts, current portion	$1,177	$1,225	$1,555	$847
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,059	$768	$1,002	$1,825
Employee severance accruals	$158	$755	$664	$249
Litigation reserves	$108	$—	$91	$17
Valuation allowance of the deferred tax asset	$317	$227	$76	$468

Year ended December 31, 2014:
Allowance for bad debts, current portion	$847	$1,705	$1,425	$1,127
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,825	$1,284	$770	$2,339
Employee severance accruals	$249	$681	$714	$216
Litigation reserves	$17	$—	$14	$3
Valuation allowance of the deferred tax asset	$468	$—	$138	$330

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
The Audit Committee of our Board of Directors (the “Audit Committee”) conducted a competitive process to select an audit firm to serves as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2014. The Company invited a number of firms to submit proposals, including KPMG LLP (“KPMG”), the Company's independent registered public accounting firm at the time. As a result of this process and after careful deliberation, on March 19, 2014, the Audit Committee approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2014, effective immediately, and thereby approved the dismissal of KPMG from that role.
The audit reports of KPMG on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim period through March 19, 2014, there were no (i) “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter thereof in its reports for such fiscal years and interim period, or (ii) “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).
During the fiscal years ended December 31, 2013 and 2012, and the subsequent interim period through March 19, 2014, neither the Company or anyone on its behalf consulted with Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K); or a “reportable event” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective, as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal control over financial reporting is presented on the following page of this Form 10-K. Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting.

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2014 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2014, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ L. William Heiligbrodt
L. William Heiligbrodt
Executive Vice President and Secretary

February 25, 2015

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,381,421	$17.07	1,498,015
Equity compensation plans not approved by security holders	—	—	—
Total	1,381,421	$17.07	1,498,015

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:

(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	94
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2015 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

Exhibit No.	Description

2.1
Asset Sale Agreement, dated as of March 3, 2014, by and among Carriage Services of Louisiana, Inc., Carriage Funeral Holdings, Inc., SCI Louisiana Funeral Services, Inc., S.E. Funeral Homes of Louisiana, LLC and S.E. Funeral Homes of Virgina, LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

3.1
Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

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

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-05545) filed on July 18, 1996.

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2000.

3.7	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

4.4	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5
Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6
Indenture, dated as of March 19, 2014, by and among Carriage Services, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 19, 2014.

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

10.5
Fourth Amendment to Credit Agreement, dated as of February 27, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

10.6
Purchase Agreement dated as of March 13, 2014, by and among Carriage Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named in Schedule A thereto. Incorporated by reference to the Company's Current Report on Form 8-K filed March 19, 2014.

10.7
First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.8
Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and L. William Heiligbrodgt dated March 3, 2014. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.9
Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.10
Fifth Amendment to Credit Agreement, dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 16, 2014.

10.11	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.12	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.13	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.14
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.15
First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.16	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012.

10.17	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.18	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.19	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.20	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.21	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.22
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.23
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.24
Separation and Consulting Agreement and General Release, dated July 31, 2013, between Carriage Services, Inc. and George J. Klug. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013. †

10.25
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

10.26
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

*12.1	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from KPMG LLP to Securities and Exchange Commission, dated March 19, 2014. Incorporated by reference to Exhibit 16.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

*21.1	Subsidiaries of the Company.

*23.1	Consent of GRANT THORNTON LLP.

*23.2	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2015.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 25, 2015

/s/ David J. DeCarlo	President and Vice Chairman of the Board	February 25, 2015
David J. DeCarlo

/s/ L. William Heiligbrodt	Executive Vice President and Secretary	February 25, 2015
L. William Heiligbrodt	(Principal Financial Officer)

/s/ Donald D. Patteson Jr.	Director	February 25, 2015
Donald D. Patteson Jr.

/s/ Richard W. Scott	Director	February 25, 2015
Richard W. Scott

/s/ Barry K. Fingerhut	Director	February 25, 2015
Barry K. Fingerhut

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Sale Agreement, dated as of March 3, 2014, by and among Carriage Services of Louisiana, Inc., Carriage Funeral Holdings, Inc., SCI Louisiana Funeral Services, Inc., S.E. Funeral Homes of Louisiana, LLC and S.E. Funeral Homes of Virgina, LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

3.1
Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

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

3.5	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-05545) filed July 18, 1996.

3.6	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2000.

3.7	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

4.4	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5
Amendment No. 1 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.14 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.6
Indenture, dated as of March 19, 2014, by and among Carriage Services, Inc. and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 19, 2014.

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

10.5
Fourth Amendment to Credit Agreement, dated as of February 27, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2014.

10.6
Purchase Agreement dated as of March 13, 2014, by and among Carriage Services, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named in Schedule A thereto. Incorporated by reference to the Company's Current Report on Form 8-K filed March 19, 2014.

10.7
First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.8
Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and L. William Heiligbrodgt dated March 3, 2014. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.9
Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.10
Fifth Amendment to Credit Agreement, dated as of April 14, 2014, by and among Carriage Services, Inc., the banks listed on the signature page thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 16, 2014.

10.11	Second Amended and Restated 1996 Director’s Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s 2000 Schedule 14A. †

10.12	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.13	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.14
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.15
First Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and L. William Heiligbrodt. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.16	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012.

10.17	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.18	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.19	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.20	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.21	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.22
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.23
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.24
Separation and Consulting Agreement and General Release, dated July 31, 2013, between Carriage Services, Inc. and George J. Klug. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 2013. †

10.25
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

10.26
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

*12.1	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from KPMG LLP to Securities and Exchange Commission, dated March 19, 2014. Incorporated by reference to Exhibit 16.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

*21.1	Subsidiaries of the Company.

*23.1	Consent of GRANT THORNTON LLP.

*23.2	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. William Heiligbrodt in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and L. William Heiligbrodt in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.