Form 10-Q
period 2015-03-31
CARRIAGE SERVICES INC
filed 2015-05-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 1, 2015 was 18,508,874.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$413	$317
Accounts receivable, net of allowance for bad debts of $1,127 in 2014 and $1,102 in 2015	19,264	18,637
Inventories	5,294	5,432
Prepaid expenses	4,590	4,556
Other current assets	7,144	2,369
Total current assets	36,705	31,311
Preneed cemetery trust investments	71,972	72,534
Preneed funeral trust investments	97,607	97,240
Preneed receivables, net of allowance for bad debts of $2,339 in 2014 and $1,975 in 2015	26,284	26,431
Receivables from preneed trusts	12,809	12,795
Property, plant and equipment, net of accumulated depreciation of $95,249 in 2014 and $97,565 in 2015	186,211	193,984
Cemetery property	75,564	75,264
Goodwill	257,442	261,291
Deferred charges and other non-current assets	14,264	15,136
Cemetery perpetual care trust investments	48,670	49,249
Total assets	$827,528	$835,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,838	$10,624
Accounts payable	6,472	6,463
Other liabilities	1,437	788
Accrued liabilities	15,203	12,211
Total current liabilities	32,950	30,086
Long-term debt, net of current portion	111,887	112,972
Revolving credit facility	40,500	41,000
Convertible subordinated notes due 2021	114,542	115,369
Obligations under capital leases, net of current portion	3,098	3,044
Deferred preneed cemetery revenue	56,875	56,871
Deferred preneed funeral revenue	31,265	31,187
Deferred tax liability	36,414	36,487
Other long-term liabilities	2,401	3,086
Deferred preneed cemetery receipts held in trust	71,972	72,534
Deferred preneed funeral receipts held in trust	97,607	97,240
Care trusts’ corpus	48,142	49,184
Total liabilities	647,653	649,060
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,434,000 shares issued at December 31, 2014 and March 31, 2015	224	224
Additional paid-in capital	212,386	212,268
Accumulated deficit	(17,468)	(11,050)
Treasury stock, at cost; 3,922,000 shares at December 31, 2014 and March 31, 2015	(15,267)	(15,267)
Total stockholders’ equity	179,875	186,175
Total liabilities and stockholders’ equity	$827,528	$835,235
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2015
Revenues:
Funeral	$43,964	$50,137
Cemetery	11,688	13,116
	55,652	63,253
Field costs and expenses:
Funeral	25,883	28,415
Cemetery	6,960	7,302
Depreciation and amortization	2,415	2,802
Regional and unallocated funeral and cemetery costs	2,379	2,525
	37,637	41,044
Gross profit	18,015	22,209
Corporate costs and expenses:
General and administrative costs and expenses	9,335	7,170
Home office depreciation and amortization	342	520
	9,677	7,690
Operating income	8,338	14,519
Interest expense	(2,844)	(2,550)
Accretion of discount on convertible subordinated notes	(171)	(827)
Loss on redemption of convertible junior subordinated debentures	(3,779)	—
Other income (loss)	1,130	(119)
Income from continuing operations before income taxes	2,674	11,023
Provision for income taxes	(1,043)	(4,605)
Net income from continuing operations	1,631	6,418
Income from discontinued operations, net of tax	587	—
Net income available to common stockholders	$2,218	$6,418

Basic earnings per common share:
Continuing operations	$0.09	$0.35
Discontinued operations	0.03	—
Basic earnings per common share	$0.12	$0.35

Diluted earnings per common share:
Continuing operations	$0.09	$0.34
Discontinued operations	0.03	—
Diluted earnings per common share	$0.12	$0.34

Dividends declared per common share	$0.025	$0.025

Weighted average number of common and common equivalent shares outstanding:
Basic	17,984	18,208
Diluted	18,143	18,804
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income	$2,218	$6,418
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses and purchase of other assets	(2,039)	—
Depreciation and amortization	2,764	3,322
Amortization of deferred financing costs	232	226
Accretion of discount on convertible subordinated notes	171	827
Provision for losses on accounts receivable	700	424
Stock-based compensation expense	1,491	1,089
Deferred income tax (benefit) expense	(4,780)	1,559
Loss on redemption of convertible junior subordinated debentures	2,932	—
Other	(3)	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(245)	56
Inventories and other current assets	299	3,224
Deferred charges and other	(318)	111
Preneed funeral and cemetery trust investments	(5,258)	(760)
Accounts payable	(2,566)	(9)
Accrued and other liabilities	(2,387)	(5,020)
Deferred preneed funeral and cemetery revenue	(37)	(82)
Deferred preneed funeral and cemetery receipts held in trust	5,208	1,237
Net cash provided by (used in) operating activities	(1,618)	12,622

Cash flows from investing activities:
Acquisitions	—	(4,250)
Net proceeds from the sale of businesses and other assets	200	—
Capital expenditures	(5,048)	(6,398)
Net cash used in investing activities	(4,848)	(10,648)

Cash flows from financing activities:
Net (payments) borrowings on the revolving credit facility	(36,900)	500
Net payments on the term loan	(3,000)	(2,344)
Payments on other long-term debt and obligations under capital leases	(185)	(370)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	652	212
Dividends on common stock	(456)	(463)
Payment of loan origination costs related to the credit facility	—	(13)
Excess tax benefit of equity compensation	5,596	408
Proceeds from the issuance of convertible subordinated notes	143,750	—
Payment of debt issuance costs related to the convertible subordinated notes	(4,355)	—
Redemption of convertible junior subordinated debentures	(61,905)	—
Payments for performance-based stock awards	(16,150)	—
Net cash provided by (used in) financing activities	27,047	(2,070)

Net increase (decrease) in cash and cash equivalents	20,581	(96)
Cash and cash equivalents at beginning of period	1,377	413
Cash and cash equivalents at end of period	$21,958	$317

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2015, we operated 165 funeral homes in 27 states and 32 cemeteries in 11 states.
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that provide interment rights (grave sites and mausoleums) and related merchandise, such as markers and memorials.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Interim Condensed Disclosures
The information for the three month periods ended March 31, 2014 and 2015 is unaudited, but in the opinion of management, reflects all adjustments which are normal, recurring and necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The accompanying Consolidated Financial Statements have been prepared consistent with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014 and should be read in conjunction therewith.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
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
Accounts receivable included approximately $10.0 million and $8.9 million of funeral receivables at December 31, 2014 and March 31, 2015, respectively, and $9.1 million and $9.5 million of cemetery receivables at December 31, 2014 and March 31, 2015, respectively. For 2014 and 2015, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represented the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.4 million and $7.5 million of funeral receivables at December 31, 2014 and March 31, 2015, respectively, and $18.9 million of cemetery receivables at December 31, 2014 and March 31, 2015. Bad debt expense totaled approximately $0.7 million and $0.4 million for the three months ended March 31, 2014 and 2015, respectively.
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
In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. For these reasons, we have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required by state law to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of March 31, 2015, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
	(in thousands)
Land	$66,957	$68,107
Buildings and improvements	148,483	156,257
Furniture, equipment and automobiles	66,020	67,185
Property, plant and equipment, at cost	281,460	291,549
Less: accumulated depreciation	(95,249)	(97,565)
Property, plant and equipment, net	$186,211	$193,984
We recorded depreciation expense of approximately $2.2 million and $2.6 million for the three months ended March 31, 2014 and 2015, respectively.
Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance for reporting discontinued operations. In April 2014, the FASB amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. During the three months ended March 31, 2015, there were no divestitures of our funeral or cemetery businesses.
Business Combinations
Tangible and intangible assets acquired and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date of an acquisition subsequently becomes available during the allocation period, we may adjust goodwill, assets or liabilities associated with such acquisition. Acquisition related costs are recognized separately from acquisitions and are expensed as incurred. During the three months ended March 31, 2015, we acquired one funeral home business in Clarksville, Tennessee. See Note 3 to the Consolidated Financial Statements herein for more information concerning this acquisition. There were no business acquisitions in the three months ended March 31, 2014.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States, and we perform our annual impairment test of goodwill using information as of August 31st of each year. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results.
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and further discussion of current period goodwill activity is included in Note 4 to the Consolidated Financial Statements herein.

Intangible Assets
Our intangible assets include tradenames resulting from acquisitions. Our tradenames are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at the end of each year.

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
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and stock from our employee stock purchase plan, which are described in more detail in Note 18 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. See Note 15 to the Consolidated Financial Statements herein for additional information on our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our convertible subordinated notes.
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
The fully diluted weighted average shares outstanding for the three months ended March 31, 2015, and the corresponding calculation of fully diluted earnings per share, include approximately 0.3 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB Accounting Standards Codification (“ASC”) 260.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the three months ended March 31, 2015, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) the investor has the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value with a corresponding reduction to deferred preneed receipts held in trust. In the three months ended March 31, 2015, we recorded impairments totaling $1.8 million for other-than-temporary declines in the fair value related to unrealized losses on certain investments. Refer to Notes 5 and 9 for further discussion concerning these impairments. We did not record any impairments in the three months ended March 31, 2014.

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
Additional required disclosures are provided in Notes 5, 9 and 10 to the Consolidated Financial Statements herein.
Income Taxes
We and our subsidiaries file a consolidated U.S. Federal income tax return, separate income tax returns in 14 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. While we do not anticipate a material change of our unrecognized tax benefits during the next twelve months, the entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate.
Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2015 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
Presentation of Debt Issuance Costs
In April 2015, the FASB issued Accounting Standards Update (“ASU”), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in this ASU require that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation will result in debt issuance costs being presented in the same way debt discounts have historically been handled. This ASU does not change the recognition, measurement or subsequent measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on debt issuance costs asset and the debt liability. Our adoption of this ASU is not expected to have a material effect on our financial statements. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2016.
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
Revenue from Contracts with Customers
In May 2014, the FASB created ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose an amendment to delay the effective date of the new rules on revenue recognition for one year, which is currently in a comment period. If the FASB moves forward with the proposal, the new effective date will be for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can still adopt the amendments as of the original effective date for annual periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

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
On February 25, 2015, we acquired a funeral home business in Clarksville, Tennessee for approximately $8.8 million. The purchase price consisted of cash of approximately $4.3 million which was paid at closing and $4.5 million which represents the net present value of future deferred payments totaling $5.5 million. The deferred payments are being paid in 20 equal quarterly installments of approximately $0.3 million commencing on the close date and each January 1, April 1, July 1 and October 1 for the next five years. We acquired substantially all of the assets of the business. The pro forma impact of the acquisition on the prior period is not presented as the impact is not material to our Consolidated Financial Statements. The results of this acquisition are included in our results of operations from the date of the acquisition.
The following table summarizes the fair value of the assets acquired (in thousands):

Current assets	$39
Property, plant & equipment	3,697
Goodwill	3,849
Deferred charges and other non-current assets	1,196
Purchase price	$8,781
The Deferred charges and other non-current assets relate to the fair value of tradenames we acquired. There were no business acquisitions in the three months ended March 31, 2014.
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

The following table presents the changes in goodwill on our Consolidated Balance Sheets during the three months ended March 31, 2015 (in thousands):

Goodwill as of December 31, 2014	$257,442
Increase in goodwill related to acquisitions	3,849
Goodwill as of March 31, 2015	$261,291
The $3.8 million increase to goodwill related to acquisitions represents the goodwill recorded in connection with the funeral home acquired in February 2015.
5.    PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2014 and March 31, 2015 were as follows (in thousands):

	December 31, 2014	March 31, 2015
Preneed cemetery trust investments, at fair value	$74,198	$74,742
Less: allowance for contract cancellation	(2,226)	(2,208)
Preneed cemetery trust investments, net	$71,972	$72,534
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2015, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2015. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 10 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed cemetery trust investments at March 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,028	$—	$—	$1,028
Fixed income securities:
Municipal bonds	2	348	—	(12)	336
Foreign debt	2	6,060	72	(261)	5,871
Corporate debt	2	29,393	494	(987)	28,900
Preferred stock	2	18,828	343	(300)	18,871
Common stock	1	17,952	2,235	(1,484)	18,703
Trust securities		$73,609	$3,144	$(3,044)	$73,709
Accrued investment income		$1,033			$1,033
Preneed cemetery trust investments					$74,742
Market value as a percentage of cost					100.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$18
Due in one to five years	5,998
Due in five to ten years	7,154
Thereafter	40,808
Total	$53,978
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,591	$—	$—	$5,591
Fixed income securities:
Municipal bonds	2	347	9	—	356
Foreign debt	2	5,874	—	(237)	5,637
Corporate debt	2	30,108	362	(2,167)	28,303
Preferred stock	2	19,154	199	(325)	19,028
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,128	2,357	(966)	14,519
Trust securities		$74,203	$2,927	$(3,695)	$73,435
Accrued investment income		$763			$763
Preneed cemetery trust investments					$74,198
Market value as a percentage of cost					99.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. During the three months ended March 31, 2015, we recorded a $0.7 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended March 31, 2014. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2015, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2015 and December 31, 2014, are shown in the following tables (in thousands):

	March 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$336	$(12)	$—	$—	$336	$(12)
Foreign debt	3,579	(261)	—	—	3,579	(261)
Corporate debt	18,431	(448)	2,488	(539)	20,919	(987)
Preferred stock	7,340	(235)	4,734	(65)	12,074	(300)
Common stock	14,623	(1,360)	139	(124)	14,762	(1,484)
Total temporary impaired securities	$44,309	$(2,316)	$7,361	$(728)	$51,670	$(3,044)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$5,629	$(237)	$—	$—	$5,629	$(237)
Corporate debt	18,051	(778)	2,016	(1,389)	20,067	(2,167)
Preferred stock	10,342	(289)	3,236	(36)	13,578	(325)
Common stock	6,904	(911)	65	(55)	6,969	(966)
Total temporary impaired securities	$40,926	$(2,215)	$5,317	$(1,480)	$46,243	$(3,695)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Investment income	$543	$517
Realized gains	539	358
Realized losses	(188)	(798)
Expenses and taxes	(558)	(319)
(Increase) decrease in deferred preneed cemetery receipts held in trust	(336)	242
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Purchases	$(8,160)	$(7,008)
Sales	$8,537	$2,752

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2014 and March 31, 2015 were as follows (in thousands):

	December 31, 2014	March 31, 2015
Preneed funeral trust investments, at market value	$100,579	$100,162
Less: allowance for contract cancellation	(2,972)	(2,922)
Preneed funeral trust investments, net	$97,607	$97,240
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2015, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U. S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2015. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 10 for further information of the fair value measurement and the three-level valuation hierarchy.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,589	$—	$—	$13,589
Fixed income securities:
U.S treasury debt	1	2,035	40	—	2,075
U.S. agency obligations	2	30	1	—	31
Municipal bonds	2	272	—	(10)	262
Foreign debt	2	4,740	56	(206)	4,590
Corporate debt	2	23,619	556	(771)	23,404
Preferred stock	2	15,721	397	(235)	15,883
Mortgage backed securities	2	295	6	(2)	299
Common stock	1	14,179	1,803	(1,183)	14,799
Mutual funds:
Equity	1	14,082	1,547	(97)	15,532
Fixed income	2	5,296	139	(54)	5,381
Other investments	2	3,529	—	(31)	3,498
Trust securities		$97,387	$4,545	$(2,589)	$99,343
Accrued investment income		$819			$819
Preneed funeral trust investments					$100,162
Market value as a percentage of cost					102.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$562
Due in one to five years	5,415
Due in five to ten years	6,476
Thereafter	34,091
Total	$46,544

The cost and fair market values associated with preneed funeral trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,501	$—	$—	$17,501
Fixed income securities:
U.S. treasury debt	1	2,037	32	(15)	2,054
U.S. agency obligations	2	30	—	—	30
Foreign debt	2	4,653	—	(188)	4,465
Corporate debt	2	24,761	469	(1,718)	23,512
Preferred stock	2	16,166	256	(261)	16,161
Mortgage backed securities	2	309	8	(3)	314
Common stock	1	10,544	1,926	(783)	11,687
Mutual funds:
Equity	1	14,126	1,370	(181)	15,315
Fixed income	2	5,351	115	(72)	5,394
Other investments	2	3,560	—	(29)	3,531
Trust securities		$99,038	$4,176	$(3,250)	$99,964
Accrued investment income		$615			$615
Preneed funeral trust investments					$100,579
Market value as a percentage of cost					100.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three months ended March 31, 2015, we recorded a $0.6 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not have any impairments in the three months ended March 31, 2014. There will be no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2015, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	March 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$259	$—	$—	$—	$259	$—
Municipal bonds	262	(10)	—	—	262	(10)
Foreign debt	2,825	(206)	—	—	2,825	(206)
Corporate debt	14,413	(350)	1,946	(422)	16,359	(772)
Preferred stock	5,754	(184)	3,711	(51)	9,465	(235)
Mortgage backed securities	—	—	45	(2)	45	(2)
Mutual funds:
Equity	11,655	(1,084)	110	(98)	11,765	(1,182)
Equity and other	6,576	(97)	1,114	—	7,690	(97)
Fixed income	2,784	(23)	701	(31)	3,485	(54)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$44,528	$(1,954)	$7,669	$(635)	$52,197	$(2,589)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$500	$—	$836	$(15)	$1,336	$(15)
Foreign debt	4,471	(188)	—	—	4,471	(188)
Corporate debt	14,310	(617)	1,598	(1,101)	15,908	(1,718)
Preferred stock	8,300	(232)	2,597	(29)	10,897	(261)
Mortgage backed securities	—	—	51	(3)	51	(3)
Mutual funds:
Equity	5,594	(739)	53	(44)	5,647	(783)
Equity and other	4,204	(180)	6	(1)	4,210	(181)
Fixed income	888	(19)	1,026	(53)	1,914	(72)
Other investments	—	—	42	(29)	42	(29)
Total temporary impaired securities	$38,267	$(1,975)	$6,209	$(1,275)	$44,476	$(3,250)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Investment income	$645	$556
Realized gains	494	294
Realized losses	(198)	(625)
Expenses and taxes	(405)	(260)
(Increase) decrease in deferred preneed funeral receipts held in trust	(536)	35
	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Purchases	$(6,990)	$(5,489)
Sales	$7,537	$2,302
6.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At March 31, 2015, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $24.4 million and $9.2 million, respectively, of which $10.6 million is presented in Accounts receivable and $23.0 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $4.6 million at December 31, 2014 and March 31, 2015.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables on recognized sales at March 31, 2015. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2015, the change in the allowance for contract cancellations was as follows (in thousands):

March 31, 2015
Beginning balance	$2,140
Write-offs and cancellations	(603)
Provision	116
Ending balance	$1,653
The aging of past due financing receivables as of March 31, 2015 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$791	$271	$193	$1,000	$2,255	$21,937	$24,192
Deferred revenue	304	193	87	418	1,002	8,394	9,396
Total contracts	$1,095	$464	$280	$1,418	$3,257	$30,331	$33,588

The aging of past due financing receivables as of December 31, 2014 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$756	$407	$250	$1,439	$2,852	$21,394	$24,246
Deferred revenue	296	204	116	720	1,336	8,333	9,669
Total contracts	$1,052	$611	$366	$2,159	$4,188	$29,727	$33,915
7.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2014 and March 31, 2015, receivables from preneed trusts were as follows (in thousands):

	December 31, 2014	March 31, 2015
Preneed trust funds, at cost	$13,205	$13,191
Less: allowance for contract cancellation	(396)	(396)
Receivables from preneed trusts, net	$12,809	$12,795

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2014 and March 31, 2015. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,880	7,893
Mutual funds and common stocks	2,467	2,586
Annuities	24	24
Total	$13,205	$13,337

	Historical Cost Basis	Fair Value
	(in thousands)
As of March 31, 2015
Cash and cash equivalents	$2,773	$2,773
Fixed income investments	7,939	7,989
Mutual funds and common stocks	2,463	2,559
Annuities	16	16
Total	$13,191	$13,337

8.    CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance totaled $313.0 million and $317.3 million at December 31, 2014 and March 31, 2015, respectively, and are not included on our Consolidated Balance Sheets.

9.	CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2014 and March 31, 2015 were as follows (in thousands):

	December 31, 2014	March 31, 2015
Trust assets, at fair value	$48,670	$49,249
Obligations due from trust	(528)	(65)
Care trusts’ corpus	$48,142	$49,184
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2015. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 10 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2015 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$197	$—	$—	$197
Fixed income securities:
Municipal bonds	2	230	—	(8)	222
Foreign debt	2	4,012	48	(174)	3,886
Corporate debt	2	19,530	337	(654)	19,213
Preferred stock	2	12,539	234	(198)	12,575
Common stock	1	11,978	1,492	(1,001)	12,469
Trust securities		$48,486	$2,111	$(2,035)	$48,562
Accrued investment income		$687			$687
Cemetery perpetual care trust investments					$49,249
Market value as a percentage of cost					100.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$12
Due in one to five years	3,990
Due in five to ten years	4,732
Thereafter	27,162
$35,896

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2014 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,206	$—	$—	$3,206
Fixed income securities:
Municipal bonds	2	229	5	—	234
Foreign debt	2	3,871	—	(156)	3,715
Corporate debt	2	19,911	248	(1,428)	18,731
Preferred stock	2	12,694	137	(214)	12,617
Common stock	1	8,747	1,568	(653)	9,662
Trust securities		$48,658	$1,958	$(2,451)	$48,165
Accrued investment income		$505			$505
Cemetery perpetual care investments					$48,670
Fair market value as a percentage of cost					99.0%
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended March 31, 2015, we recorded a $0.5 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended March 31, 2014. At March 31, 2015, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	March 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$222	$(8)	$—	$—	$222	$(8)
Foreign debt	2,382	(174)	—	—	2,382	(174)
Corporate debt	12,214	(297)	1,648	(357)	13,862	(654)
Preferred stock	4,865	(156)	3,137	(42)	8,002	(198)
Common stock	9,865	(918)	94	(83)	9,959	(1,001)
Total temporary impaired securities	$29,548	$(1,553)	$4,879	$(482)	$34,427	$(2,035)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,716	$(156)	$—	$—	$3,716	$(156)
Corporate debt	11,893	(513)	1,328	(915)	13,221	(1,428)
Preferred stock	6,821	(191)	2,133	(23)	8,954	(214)
Common stock	4,663	(616)	44	(37)	4,707	(653)
Total temporary impaired securities	$27,093	$(1,476)	$3,505	$(975)	$30,598	$(2,451)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Realized gains	$417	$190
Realized losses	(149)	(425)
(Increase) decrease in care trusts’ corpus	(268)	235
Total	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Investment income	$1,281	$1,168
Realized loss, net	(242)	(91)
Total	$1,039	$1,077
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Purchases	$(4,935)	$(4,634)
Sales	$5,181	$1,822

10.	FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 12)are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $172.3 million at March 31, 2015 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. See Notes 5 and 9 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
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

•
Level 2 – Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include U.S agency obligations, municipal bonds, corporate debt, preferred stocks, foreign debt, mortgage backed securities, fixed income mutual funds and other investments.

•
Level 3 – Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of March 31, 2015, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
11.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2014 and March 31, 2015 were as follows (in thousands):

	December 31, 2014	March 31, 2015
Prepaid agreements not-to-compete, net of accumulated amortization of $5,105 and $5,174, respectively	$1,159	$1,127
Deferred loan costs, net of accumulated amortization of $2,809 and $2,917, respectively	1,870	1,775
Convertible subordinated notes issuance costs, net of accumulated amortization of $375 and $493, respectively	3,252	3,134
Tradenames	7,660	8,856
Other	323	244
Deferred charges and other non-current assets	$14,264	$15,136
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $140,000 and $69,000 for the three months ended March 31, 2014 and 2015, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. Debt issuance costs related to our convertible subordinated notes are being amortized using the effective interest method over the seven-year term of the notes. See Note 13 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized. During the three months ended March 31, 2015, we increased tradenames by approximately $1.2 million related to our acquisition of a funeral home business in February 2015.

12.	LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014	March 31, 2015
Revolving credit facility, secured, floating rate	$40,500	$41,000
Term loan, secured, floating rate	120,312	117,969
Acquisition debt	1,205	5,417
Less: current portion	(9,630)	(10,414)
Total long-term debt	$152,387	$153,972
As of March 31, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of March 31, 2015, we had outstanding borrowings under the revolving credit facility of $41.0 million and approximately $118.0 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2015. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At March 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2015 was 2.7%. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% of the principal amount for the third and fourth years following the effective date and 12.5% of the principal amount per year thereafter, with the remaining balance payable upon maturity on March 31, 2019. Installment payments are made quarterly.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by our subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Credit Facility.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2015. The Credit Facility contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2015, the leverage ratio was 2.46 to 1.00 and the fixed charge coverage ratio was 3.15 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. The increase in acquisition debt of $4.2 million from December 31, 2014 was due primarily to the deferred payments related to the funeral home acquisition in February 2015. Refer to Note 3 to the Consolidated Financial Statements herein for further discussion concerning this acquisition. A majority of the notes bear interest ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 8.5% to 11.0%. Original maturities range from five to twenty years.

13.	CONVERTIBLE SUBORDINATED NOTES
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

The Notes mature on March 15, 2021, unless earlier converted or purchased by us. The conversion option of the Notes is not an embedded derivative. Holders of the Notes may convert their Notes at their option at any time prior to December 15, 2020 if certain conditions are met. We may not redeem the Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Notes will have the option to require us to purchase all or a portion of its Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change purchase date.
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
We received gross proceeds of $143.75 million and incurred total transaction costs of approximately $4.7 million, of which $4.4 million was paid in the three months ended March 31, 2014. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
Total transaction costs of $4.7 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets and are being amortized using the effective interest method over the seven-year term of the Notes. Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Notes as two separate components results in a tax basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the remaining term.
The carrying values of the liability and equity components of the Notes at December 31, 2014 and March 31, 2015 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2014	March 31, 2015
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(29,208)	(28,381)
Carrying value of the liability component	$114,542	$115,369

Equity component carrying value	$17,973	$17,973
The fair value of the Notes, which are Level 2 measurements, was approximately $172.3 million at March 31, 2015.
Interest expense on the Notes for the three months ended March 31, 2014 and 2015 included contractual coupon interest expense of $0.1 million and $1.0 million, respectively, and amortization of debt issuance costs of approximately $44,000 and $0.1 million, respectively. Accretion of the discount on the convertible subordinated notes was $0.2 million and $0.8 million for the three months ended March 31, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term. The effective interest rate on the liability component for the three months ended March 31, 2014 and 2015 was 6.75%.

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

15.	STOCKHOLDERS’ EQUITY
Stock Options
As of March 31, 2015, there were 1,985,755 stock options outstanding and 1,441,473 stock options which remain unvested. On February 24, 2015, we granted 628,000 options to certain employees at an option price of $22.58. These options will vest in one-third increments over a three-year period and have a seven-year term. On March 25, 2015, we granted 25,000 options to a new employee at an option price of $24.74. These options will vest in one-third increments over a three-year period and have a seven-year term. The value of all stock options granted in the three months ended March 31, 2015 is approximately $3.7 million.
The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	February 24, 2015	March 25, 2015
Dividend yield	0.44%	0.40%
Expected volatility	32.62%	32.35%
Risk-free interest rate	1.13%	1.11%
Expected life (years)	3.6	3.7
Black-Scholes value	$5.64	$6.22
We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2015, respectively. The increase in expense for the three months ended March 31, 2015 was due to a larger number of stock option grants in the first quarter of 2015 at a higher option price compared to the option grants made in the first quarter of 2014.
Employee Stock Purchase Plan
During the first quarter of 2015, employees purchased a total of 12,408 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $17.14 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $116,000 and $73,000 for the three months ended March 31, 2014 and 2015, respectively.

The fair value of the right (option) to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2015
Dividend yield	0.4%
Expected volatility	24.35%
Risk-free interest rate	0.02%, 0.11%, 0.18%, 0.25%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either one-quarter or one-third increments over four or three-year terms, respectively. During the three months ended March 31, 2015, we issued a total of 37,900 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.9 million.
Related to the vesting of restricted stock awards awarded to our officers and key employees, we recorded $0.3 million and $0.4 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended March 31, 2014 and 2015, respectively.
As of March 31, 2015, we had approximately $4.7 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.7 years.
Director Compensation Policy
We compensate our directors through cash payments, including retainers and meeting attendance fees, and through stock-based awards. Our Director Compensation Policy provides for the following cash payments, including retainers and meeting attendance fees:

	Annual Cash Retainer		Per Meeting Cash Fee(2)
Board - Independent Director	$40,000	(1)	$2,000
Board - Lead Director	$115,000	(1) (3)	$2,000
Audit Committee
Chair	$17,500	(4)	$2,000
Member	$—		$2,000
Compensation Committee
Chair	$15,000	(4)	$1,600
Member	$—		$1,600
Corporate Governance Committee
Chair	$15,000	(4)	$1,600
Member	$—		$1,600

(1)	Paid on a quarterly basis. No cash retainers are paid to employee directors.

(2)	Paid for attendance at any special or regular meeting of the Board or Committee, whether attended in person or by phone. No Per Meeting Cash Fees are paid to employee directors.

(3)	The Lead Director receives this annual retainer in addition to the retainer paid to other Independent Directors.

(4)	Paid on the date of our Annual Meeting of Stockholders.
Our Director Compensation Policy provides that any new independent director will receive, upon appointment or election to our Board, a grant of $100,000 in shares of our Common Stock. Following their initial appointment or election to our Board, each independent director of our Board is entitled to an annual equity retainer of $75,000 payable in shares of Common Stock, paid on the date of our Annual Meeting of Stockholders which will be held on May 19, 2015. Common Stock grants to our independent directors are issued under our Second Amended and Restated 2006 Long-Term Incentive Plan.
We recorded $0.2 million and $0.1 million of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended March 31, 2014 and 2015, respectively, related to the director fees and annual retainers.
Cash Dividends
During the three months ended March 31, 2015, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on March 2, 2015 to record holders of our common stock as of February 13, 2015. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2014	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	2,132
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(2,132)
Balance at March 31, 2015	$—

16.	MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from continuing operations, pre-tax income (loss) from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended March 31, 2015	$50,137	$13,116	$—	$63,253
Three months ended March 31, 2014	$43,964	$11,688	$—	$55,652
Income (loss) from continuing operations before income taxes:
Three months ended March 31, 2015	$17,798	$4,046	$(10,821)	$11,023
Three months ended March 31, 2014	$14,323	$3,303	$(14,952)	$2,674
Total assets:
March 31, 2015	$579,551	$241,452	$14,232	$835,235
December 31, 2014	$568,842	$240,009	$18,677	$827,528

17.	SUPPLEMENTAL DISCLOSURE OF STATEMENT OF OPERATIONS INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Operations (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Revenues
Goods
Funeral	$17,327	$19,145
Cemetery	7,115	8,180
Total goods	$24,442	$27,325
Services
Funeral	$24,157	$28,439
Cemetery	2,652	2,910
Total services	$26,809	$31,349
Financial revenue
Preneed funeral commission income	$564	$355
Preneed funeral trust earnings	1,916	2,198
Cemetery trust earnings	1,584	1,641
Cemetery finance charges	337	385
Total financial revenue	$4,401	$4,579
Total revenues	$55,652	$63,253

Cost of revenues
Goods
Funeral	$13,776	$14,850
Cemetery	5,213	5,508
Total goods	$18,989	$20,358
Services
Funeral	$11,853	$13,283
Cemetery	1,724	1,732
Total services	$13,577	$15,015
Financial expenses
Preneed funeral commissions	$247	$264
Trust administration fees	30	80
Total financial expenses	$277	$344
Total cost of revenues	$32,843	$35,717
The costs of revenues, for purposes of this supplemental disclosure, include only field costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in this disclosure.

18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31,
	2014	2015
Cash paid for interest	$2,801	$3,211
Cash paid (refunded) for income taxes	296	(10)
Fair value of stock, stock options and performance awards issued to directors, officers and certain employees	8,002	4,554
Restricted common stock and options withheld for payroll taxes	1,079	1,364
Net (deposits) withdrawals into / from preneed funeral trusts	(3,060)	367
Net deposits into preneed cemetery trusts	(1,134)	(562)
Net deposits into perpetual care trusts	(493)	(579)
Net decrease (increase) in preneed receivables	271	(147)
Net (deposits) withdrawals of receivables into / from preneed trusts	(571)	14
Net change in preneed funeral receivables increasing (decreasing) deferred revenue	513	(78)
Net change in preneed cemetery receivables decreasing deferred revenue	(550)	(4)
Net deposits (withdrawals) into / from preneed funeral trust accounts increasing deferred preneed funeral receipts held in trust	3,060	(367)
Net deposits into cemetery trust accounts increasing deferred cemetery receipts held in trust	1,134	562
Net deposits into perpetual care trust accounts increasing perpetual care trusts’ corpus	1,014	1,042

19.	EARNINGS PER SHARE
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
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2014 and 2015:

	For the Three Months Ended March 31,
	2014	2015
Numerator for basic and diluted earnings per share:
Numerator from continuing operations
Income from continuing operations	$1,631	$6,418
Less: Earnings allocated to unvested restricted stock	(37)	(100)
Income attributable to continuing operations	$1,594	$6,318

Numerator from discontinued operations
Income from discontinued operations	$587	$—
Less: Earnings allocated to unvested restricted stock	(13)	—
Income attributable to discontinued operations	$574	$—

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	17,984	18,208
Effect of dilutive securities:
Stock options	159	248
Convertible subordinated notes	—	348
Denominator for diluted earnings per common share - weighted average shares outstanding	18,143	18,804

Basic earnings per common share:
Continuing operations	$0.09	$0.35
Discontinued operations	0.03	—
Basic earnings per common share	$0.12	$0.35

Diluted earnings per common share:
Continuing operations	$0.09	$0.34
Discontinued operations	0.03	—
Diluted earnings per common share	$0.12	$0.34
The fully diluted weighted average shares outstanding for the three months ended March 31, 2015, and the corresponding calculation of fully diluted earnings per share, include approximately 0.3 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
For the three months ended March 31, 2015, 25,000 options were excluded from the computation of diluted earnings per share because the inclusion of such options would result in an antidilutive effect. There were no options excluded from the computation of diluted earnings per share for the three months ended March 31, 2014.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	ability to find and retain skilled personnel;

•	the effects of competition;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	our ability to generate preneed sales;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry; and

•	other factors and uncertainties inherent in the deathcare industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. At March 31, 2015, we operated 165 funeral homes in 27 states and 32 cemeteries in 11 states within the United States. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. Carriage strives to have the most innovative and transparent operating and reporting framework in the deathcare industry. We are able to achieve such an innovative and transparent framework through a decentralized, high-performance cultural operating framework with linked incentive compensation programs that attract top-quality industry talent at all levels.
We are defined by our Mission Statement which states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles which state our core values, which are comprised of:

•	honesty, integrity and quality in all that we do;

•	hard work, pride of accomplishment and shared success through employee ownership;

•	belief in the power of people through individual initiative and teamwork;

•	outstanding service and profitability go hand-in-hand; and

•	growth of the Company is driven by decentralization and partnership.
Our five Guiding Principles collectively embody our “Being the Best” high-performance cultural, operating framework. Our general operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model;

•	4E Leadership Model; and

•	Strategic Acquisition Model.

Standards Operating Model

Carriage’s Standards Operating Model eliminated the use of financial budgets which freed up enormous amounts of time to focus and work on growing each local business de-centrally and improving the quality and skills of the staff. Instead of the budget and control model, Carriage’s Standards Operating Model and the underlying standards which we refer to as “Being the Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business. The Standards are not designed to produce maximum short-term earnings because Carriage does not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings. Important elements of the Standards Operating Model include:

•
Balanced Operating Model – We believe a decentralized structure works best in the deathcare industry. Successful execution of the Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas – market share, people and operating financial metrics.

•
Incentives Aligned with Standards – Empowering Managing Partners to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business’ earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards.

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
We have learned that the long-term growth or decline of a local branded deathcare business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenues and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins. We use the following criteria, among others, to rank the strategic position of each potential acquisition:

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

Funeral Home Operations
At March 31, 2015, we operated 165 funeral homes in 27 states. Funeral home revenues currently account for approximately 77% of our total revenues. The funeral home operations are managed by a team of experienced deathcare industry professionals and selected region-level individuals with substantial management experience in our industry.
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
Our funeral volumes have increased from 24,403 in 2010 to 31,402 in 2014 (compounded annual increase of 6.5%). Our funeral operating revenue, excluding financial revenue, has increased from $124.2 million in 2010 to $164.2 million in 2014 (compounded annual increase of 7.2%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $8.1 million in 2010 to $9.5 million in 2014. For the three months ended March 31, 2015 compared to the same period of 2014 on a same store basis, we experienced a 4.6% increase in volumes while the average revenue per contract increased 1.5%. For the three months ended March 31, 2015 compared to the same period of 2014 on acquired businesses, we experienced a 49.8% increase in volumes while the average revenue per contract remained flat. For the three months ended March 31, 2015, funeral revenue from preneed commissions and preneed funeral trust earnings was $2.6 million compared to $2.5 million for the three months ended March 31, 2014.
The percentage of funeral services involving cremations has increased from 43.2% for the year ended December 31, 2010 to 47.3% for the year ended December 31, 2014. On a same store basis, the cremation rate has risen from 42.1% in 2010 to 47.4% for the year ended December 31, 2014. The cremation rate for our acquired funeral home businesses was 67.3% for the year ended December 31, 2010 compared to 47.1% for the year ended December 31, 2014. Our acquisitions made in 2010 were in states that generally have a high cremation rate which caused the cremation rate for 2010 to be significantly higher than the cremation rate for 2014. For the three months ended March 31, 2015, the cremation rate on a same store basis was 50.9% compared to 48.5% for the three months ended March 31, 2014. The cremation rate for our acquired funeral home businesses was 40.1% for the three months ended March 31, 2015 compared to 36.9% for the same period of 2014.
Cemetery Operations
As of March 31, 2015, we operated 32 cemeteries in 11 states. The cemetery operations are managed by a team of experienced deathcare industry and sales professionals.
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
Factors affecting our cemetery operating results include: the size and success of our sales organization; adapting to changes in the economy and consumer confidence; and responding to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
Approximately 48.0% of our cemetery revenues were related to preneed sales of interment rights and related merchandise and services for the years ended December 31, 2013 and 2014. Cemetery revenues from investment earnings on trust funds grew from $4.5 million in 2010 to $8.1 million in 2014. For the three months ended March 31, 2015 and 2014, cemetery revenues from investment earnings on trust funds were $1.6 million. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Our cemetery financial performance from 2010 through 2014 was characterized by varying levels of operating revenues yet increasing field-level cemetery profit margins. Cemetery operating revenue increased from $37.8 million in 2010 to $42.9 million in 2014 (compounded annual increase of 3.2%). Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, we plan to use a portion of our capital expenditures in 2015 to expand our cemetery product offerings.
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
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. At March 31, 2015, CSV RIA provided these services to two institutions, which have custody of 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, CSV RIA is allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
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

Acquisitions
On February 25, 2015, we acquired a funeral home business in Clarksville, Tennessee for approximately $8.8 million. The purchase price consisted of cash of approximately $4.3 million which was paid at closing and $4.5 million which represents the net present value of future deferred payments totaling $5.5 million. The deferred payments are being paid in 20 equal quarterly installment payments of approximately $0.3 million commencing on the close date and each January 1, April 1, July 1 and October 1, for the next five years. We acquired substantially all of the assets of the business.
Financial Highlights
Three months ended March 31, 2014 compared to three months ended March 31, 2015
Total revenue for the three months ended March 31, 2015 and 2014 was $63.3 million and $55.7 million, respectively, an increase of 13.7%. Further discussion of revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the three months ended March 31, 2015 totaled $6.4 million, equal to $0.34 per diluted share, compared to net income from continuing operations of $1.6 million, equal to $0.09 per diluted share, for the three months ended March 31, 2014. The increase in net income is attributable to better performance in our funeral home and cemetery segments due primarily to increases in acquisition contract volumes and related revenue, and better management of general and administrative expenses. Additionally, we recognized a loss on the redemption of our convertible junior subordinated debentures of approximately $3.8 million in the three months ended March 31, 2014 that we did not incur in the three months ended March 31, 2015.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.2 million for the three months ended March 31, 2014. We did not have any Withdrawable Trust Income in the three months ended March 31, 2015. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP net income calculation.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending March 31, 2015. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
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
We are providing below a reconciliation after tax of net income from continuing operations (a GAAP measure) to Non-GAAP net income (a non-GAAP measure). Non-GAAP net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable Trust Income, acquisition and divestiture expenses, severance costs and other items in the table below. The adjustment of Special Items in Non-GAAP income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. The special items are tax affected at a rate of 34% except for the accretion of the discount on the convertible subordinated notes, which is a non-tax deductible item.

	For the Three Months Ended March 31,
(In millions)	2014	2015
Net income from continuing operations, as reported	$1.6	$6.4

After-tax Special items,except for **
Withdrawable trust income	0.1	—
Acquisition and divestiture expenses	0.5	0.3
Severance costs	0.2	0.1
Consulting fees	0.1	0.1
Other incentive compensation	0.7	—
Accretion of discount on convertible subordinated notes**	0.2	0.8
Loss on redemption of convertible junior subordinated debentures	2.5	—
Gain on asset purchase	(0.7)	—
Other special items	0.5	0.1
Tax adjustment from prior period**	—	0.2
Adjusted (Non-GAAP) net income	$5.7	$8.0
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenues, will be consistent from year to year.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in this Form 10-Q. Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three months ended March 31, 2014 and 2015. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2011 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2010 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2015.
Three months ended March 31, 2014 compared to three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$33,664	$35,835	$2,171	6.4%
Acquired operating revenue	7,820	11,749	3,929	50.2%
Preneed funeral insurance commissions	564	355	(209)	(37.1)%
Preneed funeral trust earnings	1,916	2,198	282	14.7%
Total	$43,964	$50,137	$6,173	14.0%

Operating profit:
Same store operating profit	$12,900	$14,556	$1,656	12.8%
Acquired operating profit	2,955	4,895	1,940	65.7%
Preneed funeral insurance commissions	317	91	(226)	(71.3)%
Preneed funeral trust earnings	1,909	2,180	271	14.2%
Total	$18,081	$21,722	$3,641	20.1%
Funeral home same store operating revenues for the three months ended March 31, 2015 increased $2.2 million, or 6.4%, when compared to the three months ended March 31, 2014. This increase was due to a 4.6% increase in same store contract volume to 6,957 and a slight increase of 1.5% in the average revenue per same store contract to $5,386. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $88 to $5,151 in the three months ended March 31, 2015. The number of traditional burial contracts remained flat, while the average revenue per burial contract increased 1.9% to $8,595. The cremation rate for same store businesses increased from 48.5% in the three months ended March 31, 2014 to 50.9% in the three months ended March 31, 2015, and the number of cremation contracts increased 9.9% to 3,544. The average revenue per same store cremation contract increased 7.3% to $3,208, as cremations with services increased from 30.4% of total cremation contracts in the three months ended March 31, 2014 to 32.0% in the three months ended March 31, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.3% of the total number of contracts in the first quarter of 2015, increased 3.6% to $2,255.
Same store operating profit for the three months ended March 31, 2015 increased $1.7 million, or 12.8%, from the three months ended March 31, 2014, and as a percentage of funeral same store operating revenue, increased from 38.3% in the three months ended March 31, 2014 to 40.6% in the same period of 2015. The increase in operating profit was a result of the increase in revenue and better management of controllable expenses. As a percentage of same store revenue, controllable expenses were 40.8% in the three months ended March 31, 2014 compared to 39.7% for the three months ended March 31, 2015.
Funeral home acquired revenues for the three months ended March 31, 2015 increased $3.9 million, or 50.2%, when compared to the three months ended March 31, 2014, as we experienced a 49.8% increase in the number of contracts due to our acquisition of certain funeral homes from Service Corporation International on May 15, 2014 (the “SCI Acquisition”) and a slight increase in the average revenue per contract of 0.7% to $6,079. Excluding funeral trust earnings, the average revenue per contract increased 0.3% to $5,916. The number of traditional burial contracts increased 37.2% and the average revenue per burial contract increased 2.8% to $8,604. The cremation rate for the acquired businesses was 36.9% in the three months ended March 31, 2014 compared to 40.1% in the three months ended March 31, 2015. The average revenue per cremation contract increased 10.3% to $3,670, and the number of cremation contracts increased 62.8% to 796 in the three months ended March 31, 2015. Cremations with services increased from 41.1% in the three months ended March 31, 2014 to 42.3% for the three months ended March 31, 2015.
Acquired operating profit for the three months ended March 31, 2015 increased $1.9 million, or 65.7%, from the three months ended March 31, 2014 and, as a percentage of revenue from acquired businesses, increased from 37.8% in the three months ended March 31, 2014 to 41.7% in the same period of 2015. The increase in operating profit was a result of the increase in acquired revenues for the three months ended March 31, 2015 and a decrease in controllable expenses of acquired operations as a percentage of revenue. As a percentage of acquired revenue, controllable expenses were 42.9% for the three months ended March 31, 2014 compared to 39.6% for the three months ended March 31, 2015. The SCI Acquisition, which comprises approximately 30% of acquired operating profit, achieved operating margins of 44.6% for the three months ended March 31, 2015.
The two categories of financial revenue (insurance commissions and trust earnings on matured preneed contracts) on a combined basis increased 2.9% in revenue in the three months ended March 31, 2015 due to an increase of approximately $0.3 million in preneed funeral trust earnings, offset, in part, by a decrease of approximately $0.2 million in preneed funeral insurance commissions. Funeral trust earnings from our acquired locations increased approximately $0.1 million due primarily to the SCI Acquisition. Funeral trust earnings for our same store operations increased approximately $0.2 million due to an approximate 8% increase in the number of preneed contracts that matured in the first quarter of 2015. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, increased 2.0% in the three months ended March 31, 2015 due to the increase of $0.3 million in preneed funeral trust earnings, offset, in part by a decrease of $0.2 million in preneed funeral insurance commissions operating profit. Funeral trust earnings operating profit increased primarily due the increase in trust revenue. Preneed funeral insurance commissions operating profit decreased as a result of the decrease in preneed insurance commission revenue recognized in three months ended March 31, 2015 and an increase in preneed insurance expenses for preneed insurance commission sales in the three months ended March 31, 2015.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2015.
Three months ended March 31, 2014 compared to three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$9,712	$10,268	$556	5.7%
Acquired operating revenue	55	822	767	1,394.5%
Cemetery trust earnings	1,584	1,641	57	3.6%
Preneed cemetery finance charges	337	385	48	14.2%
Total	$11,688	$13,116	$1,428	12.2%

Operating profit:
Same store operating profit	$2,838	$3,550	$712	25.1%
Acquired operating profit	(8)	300	308	3,850.0%
Cemetery trust earnings	1,561	1,579	18	1.2%
Preneed cemetery finance charges	337	385	48	14.2%
Total	$4,728	$5,814	$1,086	23.0%
Cemetery same store operating revenues for the three months ended March 31, 2015 increased $0.6 million, or 5.7%, when compared to the three months ended March 31, 2014. Preneed property revenue increased $0.8 million, or 19.0%, as we experienced a 22.7% increase in the number of preened interment rights (property) sold. Though the average price per interment decreased 3.9% to $2,580 in the three months ended March 31, 2015, the percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 91.0% in the three months ended March 31, 2014 to 92.4% in the three months ended March 31, 2015. Similarly, the number of at-need contracts increased 1.3% to 3,364 in the three months ended March 31, 2015 though the same store at-need revenue decreased 1.1% to $4.3 million as the average revenue per at-need contract decreased 2.4% to $1,282.
Cemetery same store operating profit for the three months ended March 31, 2015 increased $0.7 million, or 25.1%. As a percentage of revenue, cemetery same store operating profit increased from 29.2% in the three months ended March 31, 2014 to 34.6% in the three months ended March 31, 2015. The increase in cemetery same store operating profit was due primarily to the increase in revenue, a decrease in bad debt expense of approximately $0.3 million and better management of controllable expenses.

Cemetery acquired revenue and acquired operating profit increased in the first quarter of 2015 primarily due to the cemetery acquired in the SCI Acquisition. The SCI acquisition comprises over 90% of the cemetery acquired operating revenue and profit for the three months ended March 31, 2015.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 3.6% in the three months ended March 31, 2015 compared to the same period of 2014. Earnings from perpetual care trust funds increased 3.7% from approximately $1.0 million in the three months ended March 31, 2014 to $1.1 million in the three months ended March 31, 2015. Trust earnings recognized upon the delivery of merchandise and service contracts remained flat at $0.3 million in the three months ended March 31, 2014 and 2015. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 14.2% quarter over quarter due to finance charges related to the contracts acquired in the SCI Acquisition, an increase in the number of preneed sales in the first quarter of 2015 and an increased focus on collections.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs increased $0.1 million, or 6.2%, primarily due to an increase in expenses associated with regional training.
General and Administrative. General and administrative expenses totaled $7.2 million for the three months ended March 31, 2015, a decrease of $2.2 million, or 23.2%, compared to the three months ended March 31, 2014. The decrease was primarily due to a $1.0 million special one-time bonus payment related to an amended employment agreement in the first quarter of 2014 and $0.8 million for stock based compensation related to the performance awards payout in the first quarter of 2014, both of which did not occur in the first quarter of 2015, a combined $0.8 million decrease in termination expenses, legal, other consulting and public company costs and a $0.2 million decrease in acquisition and divestiture expenses, offset by a $0.4 million increase in non-cash stock compensation and a $0.2 million increase in salaries and benefits.
Interest Expense. Interest expense was $2.5 million for the three months ended March 31, 2015 compared to $2.8 million for the three months ended March 31, 2014, a decrease of approximately $0.3 million. The decrease in interest expense is primarily due to our convertible subordinated notes issued in May 2014 which have a lower fixed interest rate of 2.75% compared to our redeemed junior convertible subordinated notes which had an interest rate of 7%.
Accretion of Discount on Convertible Subordinated Notes. For the three months ended March 31, 2014 and 2015, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.2 million and $0.8 million, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on redemption of convertible subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding 7% convertible preferred securities (“TIDES”) at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. As of April 16, 2014, all of the TIDES had been redeemed. For the three months ended March 31, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. For the three months ended March 31, 2014, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease.
Income Taxes. We recorded income taxes at the estimated effective rate, before discreet items, of 40.5% for the three months ended March 31, 2015 compared to 39.0% for the three months ended March 31, 2014. The increase was primarily due to the increase in our taxable income for the three months ended March 31, 2015 which increased our federal rate from 34% to 35%. We have approximately $42.2 million of state net operating loss carry forwards that will expire between 2016 and 2036, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At March 31, 2015, the valuation allowance totaled $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations). We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividend payments and acquisitions for the foreseeable future. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the credit agreement. We believe that existing cash balances, future cash flows from operations and the borrowings under our Credit Facility described below will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2015 with $0.4 million in cash and other liquid investments and ended the first quarter with $0.3 million in cash. As of March 31, 2015, we had borrowings of $41.0 million outstanding on our revolving credit facility compared to $40.5 million outstanding as of December 31, 2014.
The following table sets forth the elements of cash flow for the three months ended March 31, 2014 and March 31, 2015 (in millions):

	For the Three Months Ended March 31,
	2014	2015
Cash at January 1st	$1.4	$0.4
Cash flow provided by (used in) operating activities	(1.6)	12.6
Acquisitions	—	(4.3)
Net proceeds from the sale of businesses and other assets	0.2	—
Growth capital expenditures	(4.1)	(4.6)
Maintenance capital expenditures	(0.9)	(1.8)
Net payments on our revolving credit facility, term loan and long-term debt obligations	(40.1)	(2.2)
Proceeds from issuance of convertible subordinated notes	143.7	—
Payment of debt issuance costs related the convertible subordinated notes	(4.4)	—
Redemption of convertible junior subordinated debentures	(61.9)	—
Payments for performance-based stock awards	(16.2)	—
Dividends on common stock	(0.4)	(0.5)
Excess tax benefit of equity compensation	5.6	0.4
Other financing costs	0.6	0.3
Cash at March 31st	$21.9	$0.3
For the three months ended March 31, 2015, cash provided by operating activities was $12.6 million compared to cash used in operating activities of $1.6 million for the three months ended March 31, 2014 due primarily to a $4.2 million increase in net income and other working capital changes.
Our investing activities resulted in a net cash outflow of $10.6 million for the three months ended March 31, 2015 compared to $4.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we acquired a funeral home for approximately $4.3 million in cash and had capital expenditures of approximately $6.4 million. During the three months ended March 31, 2014, we had no business acquisitions and had capital expenditures of approximately

$5.0 million. Additionally, we received net proceeds from the sale of businesses and other assets of $0.2 million in the three months ended March 31, 2014.
For the three months ended March 31, 2015, capital expenditures totaled $6.4 million compared to $5.0 million for the three months ended March 31, 2014. Maintenance capital expenditures were $1.8 million in the three months ended March 31, 2015 compared to $0.9 million for the three months ended March 31, 2014. Growth capital expenditures were $4.6 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively.
Our financing activities resulted in a net cash outflow of $2.1 million for the three months ended March 31, 2015 compared to a net cash inflow of $27.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we had net payments on our revolving credit facility and term loan of $1.8 million compared to net payments of $39.9 million for the three months ended March 31, 2014. We recognized $0.4 million related to the excess tax benefit of equity compensation in the three months ended March 31, 2015 compared to $5.6 million in the three months ended March 31, 2014. Additionally, in the three months ended March 31, 2014, we had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.3 million related to the issuance of these notes in the three months ended March 31, 2014. In connection with the issuance of the notes, we paid $61.9 million in principal to redeem our outstanding convertible junior subordinated debentures. Additionally, during the three months ended March 31, 2014, we paid approximately $16.2 million related to performance-based stock awards.
Dividends
During the three months ended March 31, 2015, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on March 2, 2015 to record holders of our common stock as of February 13, 2015. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Debt Obligations
As of March 31, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of March 31, 2015, we had outstanding borrowings under the revolving credit facility of $41.0 million and approximately $118.0 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2015. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At March 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three ended months March 31, 2015 was 2.7%. Borrowings under the term loan facility are subject to installment payments of 7.5% of the principal amount in the first two years following the effective date, 10.0% of the principal amount for the third and fourth years following the effective date and 12.5% of the principal amount per year thereafter, with the remaining balance payable upon maturity on March 31, 2019. Installment payments are made quarterly.
The outstanding principal of our long-term debt and capital lease obligations at March 31, 2015 totaled $167.6 million and consisted of $118.0 million under our term loan, $41.0 million outstanding under our revolving credit facility and $8.7 million in acquisition indebtedness and capital lease obligations.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2015. Key ratios that we must comply with include a Total Debt to EBITDA ratio, that as of the last day of each quarter, must not be greater than 3.50 to 1.00 and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of March 31, 2015, the leverage ratio was 2.46 to 1.00 and the fixed charge coverage ratio was 3.15 to 1.00.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due 2021 (the “Notes”). The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture“). The Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The Notes bear interest at 2.75% per year. Interest on the Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year. The initial conversion rate of the Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture.
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
We received gross proceeds of $143.75 million and incurred transaction costs of approximately $4.7 million, of which $4.3 million was paid in the first quarter of 2014. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
At March 31, 2015, the carrying amount of the equity component was approximately $18.0 million. At March 31, 2015, the principal amount of the liability component was $143.75 million and the net carrying amount was $115.4 million. The unamortized discount of $28.4 million as of March 31, 2015 is being amortized over the remaining term. The effective interest rate on the liability component for the three months ended March 31, 2015 was 6.75%.
Interest expense for the three months ended March 31, 2014 and 2015 included contractual coupon interest expense of $0.1 million and $1.0 million, respectively, and amortization of debt issuance costs of approximately $44,000 and $0.1 million, respectively. Accretion of the discount on the convertible subordinated notes was $0.2 million and $0.8 million for the three months ended March 31, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term
SEASONALITY
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2015 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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

In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2015 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 5, 7 and 9 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.54% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2015, we had outstanding borrowings of $41.0 million under our $200 million revolving credit facility and approximately $118.0 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our convertible subordinated notes bear interest at a fixed rate of 2.75% per year. The notes do not contain a call feature. At March 31, 2015, the fair value of these notes was approximately $172.3 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In addition to the matters in Note 14 to our Consolidated Financial Statements, we and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. We self-insure against certain risks and carry insurance with coverage and coverage limits for risk in excess of the coverage amounts consistent with our assessment of risks in our business and of an acceptable level of financial exposure. Although there can be no assurance that self-insurance reserves and insurance will be sufficient to mitigate all damages, claims, or contingencies, we believe that the reserves and our insurance provides reasonable coverage for known asserted and unasserted claims. In the event we sustain a loss from a claim, and the insurance carrier disputes coverage or coverage limits, we may record a charge in a different period than the recovery, if any, from the insurance carrier.

Item 1A.	Risk Factors
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

CARRIAGE SERVICES, INC.
Date:	May 5, 2015	/s/ L. William Heiligbrodt
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