Form 10-Q
period 2015-06-30
CARRIAGE SERVICES INC
filed 2015-08-04
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 31, 2015 was 18,399,326.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$413	$558
Accounts receivable, net of allowance for bad debts of $1,127 in 2014 and $902 in 2015	19,264	16,909
Inventories	5,294	5,502
Prepaid expenses	4,590	3,451
Other current assets	7,144	2,539
Total current assets	36,705	28,959
Preneed cemetery trust investments	71,972	71,894
Preneed funeral trust investments	97,607	96,002
Preneed receivables, net of allowance for bad debts of $2,339 in 2014 and $1,915 in 2015	26,284	26,448
Receivables from preneed trusts, net of allowance for contract cancellations of $396 in 2014 and $400 in 2015	12,809	12,939
Property, plant and equipment, net of accumulated depreciation of $95,249 in 2014 and $98,730 in 2015	186,211	205,332
Cemetery property, net of accumulated amortization of $26,875 in 2014 and $28,500 in 2015	75,564	75,516
Goodwill	257,442	261,291
Deferred charges and other non-current assets	14,264	14,899
Cemetery perpetual care trust investments	48,670	48,620
Total assets	$827,528	$841,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,838	$10,705
Accounts payable	6,472	6,639
Other liabilities	1,437	3,698
Accrued liabilities	15,203	12,942
Total current liabilities	32,950	33,984
Long-term debt, net of current portion	111,887	110,571
Revolving credit facility	40,500	46,400
Convertible subordinated notes due 2021	114,542	116,220
Obligations under capital leases, net of current portion	3,098	2,989
Deferred preneed cemetery revenue	56,875	56,298
Deferred preneed funeral revenue	31,265	31,028
Deferred tax liability	36,414	36,353
Other long-term liabilities	2,401	3,601
Deferred preneed cemetery receipts held in trust	71,972	71,894
Deferred preneed funeral receipts held in trust	97,607	96,002
Care trusts’ corpus	48,142	48,154
Total liabilities	647,653	653,494
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,434,000 and 22,449,000 shares issued at December 31, 2014 and June 30, 2015, respectively	224	224
Additional paid-in capital	212,386	213,024
Accumulated deficit	(17,468)	(6,493)
Treasury stock, at cost; 3,922,000 and 4,047,000 shares at December 31, 2014 and June 30, 2015, respectively	(15,267)	(18,349)
Total stockholders’ equity	179,875	188,406
Total liabilities and stockholders’ equity	$827,528	$841,900
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Revenues:
Funeral	$42,192	$44,501	$86,157	$94,638
Cemetery	14,312	14,760	26,000	27,876
	56,504	59,261	112,157	122,514
Field costs and expenses:
Funeral	26,093	27,263	51,976	55,678
Cemetery	8,054	8,446	15,013	15,748
Depreciation and amortization	2,675	2,993	5,090	5,795
Regional and unallocated funeral and cemetery costs	1,693	2,311	4,073	4,836
	38,515	41,013	76,152	82,057
Gross profit	17,989	18,248	36,005	40,457
Corporate costs and expenses:
General and administrative costs and expenses	6,847	6,886	16,182	14,056
Home office depreciation and amortization	354	372	695	892
	7,201	7,258	16,877	14,948
Operating income	10,788	10,990	19,128	25,509
Interest expense	(2,686)	(2,479)	(5,531)	(5,148)
Accretion of discount on convertible subordinated notes	(694)	(851)	(865)	(1,678)
Loss on early extinguishment of debt	(1,042)	—	(1,042)	—
Loss on redemption of convertible junior subordinated debentures	—	—	(3,779)	—
Other income	—	—	1,130	—
Income from continuing operations before income taxes	6,366	7,660	9,041	18,683
Provision for income taxes	(2,483)	(3,103)	(3,526)	(7,708)
Net income from continuing operations	3,883	4,557	5,515	10,975
Loss from discontinued operations, net of tax	(637)	—	(51)	—
Net income available to common stockholders	$3,246	$4,557	$5,464	$10,975

Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.25	$0.30	$0.59
Discontinued operations	(0.03)	—	—	—
Basic earnings per common share	$0.18	$0.25	$0.30	$0.59

Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.24	$0.30	$0.57
Discontinued operations	(0.04)	—	(0.01)	—
Diluted earnings per common share	$0.17	$0.24	$0.29	$0.57

Dividends declared per common share	$0.025	$0.025	$0.050	$0.050

Weighted average number of common and common equivalent shares outstanding:
Basic	18,123	18,268	18,054	18,238
Diluted	18,247	18,880	18,195	18,844
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$5,464	$10,975
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses and purchase of other assets	(2,039)	—
Impairment of goodwill	1,180	—
Loss on early extinguishment of debt	1,042	—
Depreciation and amortization	5,801	6,687
Amortization of deferred financing costs	456	460
Accretion of discount on convertible subordinated notes	865	1,678
Provision for losses on accounts receivable	1,338	833
Stock-based compensation expense	2,782	2,376
Deferred income tax (benefit) expense	(1,884)	1,452
Loss on redemption of convertible junior subordinated debentures	2,932	—
Other	(8)	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,783)	1,358
Inventories and other current assets	818	4,062
Deferred charges and other	(174)	117
Preneed funeral and cemetery trust investments	(10,057)	1,603
Accounts payable	(871)	167
Accrued and other liabilities	(2,117)	(953)
Deferred preneed funeral and cemetery revenue	345	(814)
Deferred preneed funeral and cemetery receipts held in trust	9,229	(1,671)
Net cash provided by operating activities	13,319	28,330

Cash flows from investing activities:
Acquisitions and land for new construction	(54,850)	(4,250)
Purchase of land and buildings previously leased	(4,100)	(6,080)
Net proceeds from the sale of businesses and other assets	200	—
Capital expenditures	(5,593)	(15,285)
Net cash used in investing activities	(64,343)	(25,615)

Cash flows from financing activities:
Net borrowings on the revolving credit facility	5,500	5,900
Net borrowings (payments) on the term loan	8,000	(4,688)
Proceeds from the issuance of convertible subordinated notes	143,750	—
Payment of debt issuance costs related to the convertible subordinated notes	(4,650)	—
Payments on other long-term debt and obligations under capital leases	(542)	(401)
Redemption of convertible junior subordinated debentures	(89,748)	—
Payments for performance-based stock awards	(16,150)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	863	410
Dividends on common stock	(917)	(925)
Payment of loan origination costs related to the credit facility	(797)	(13)
Purchase of treasury stock	—	(3,082)
Excess tax benefit of equity compensation	5,069	229
Net cash provided by (used in) financing activities	50,378	(2,570)

Net (decrease) increase in cash and cash equivalents	(646)	145
Cash and cash equivalents at beginning of period	1,377	413
Cash and cash equivalents at end of period	$731	$558

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2015, we operated 166 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Our interim condensed consolidated financial statements are unaudited but include all adjustments which consist of normal, recurring accruals that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2014 unless otherwise disclosed herein, and should be read in conjunction therewith.
Reclassifications
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
Accounts receivable included approximately $10.0 million and $7.3 million of funeral receivables at December 31, 2014 and June 30, 2015, respectively, and $9.1 million and $9.4 million of cemetery receivables at December 31, 2014 and June 30, 2015, respectively. For 2014 and 2015, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represented the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.4 million and $7.2 million of funeral receivables at December 31, 2014 and June 30, 2015, respectively, and $18.9 million and $19.3 million of cemetery receivables at December 31, 2014 and June 30, 2015, respectively. Bad debt expense totaled approximately $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2015, respectively, and $0.8 million for the six months ended June 30, 2014 and 2015.

Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2014 and June 30, 2015:

	December 31, 2014	June 30, 2015
	(in thousands)
Land	$66,957	$71,256
Buildings and improvements	148,483	164,705
Furniture, equipment and automobiles	66,020	68,101
Property, plant and equipment, at cost	281,460	304,062
Less: accumulated depreciation	(95,249)	(98,730)
Property, plant and equipment, net	$186,211	$205,332
We recorded depreciation expense of approximately $2.3 million and $2.5 million for the three months ended June 30, 2014 and 2015, respectively, and $4.5 million and $5.1 million for the six months ended June 30, 2014 and 2015, respectively. During the second quarter of 2015, we completed the construction of a new funeral home in College Station, Texas. This funeral home began operating in May 2015. Additionally, during the second quarter of 2015, we purchased two of our funeral homes which we had previously leased for approximately $5.5 million.
Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance for reporting discontinued operations. In April 2014, the FASB amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. During the three and six months ended June 30, 2015, there were no divestitures of our funeral or cemetery businesses.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2015 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
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

Extraordinary and Unusual Items
In January 2015, the FASB issued an amendment to ASC Subtopic 225-20, Income Statement - Extraordinary and Unusual Items. This amendment eliminates the concept of reporting extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendment prospectively. A reporting entity may also apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Our adoption of this amendment is not expected to have a material effect on our financial statements. We plan to adopt these provisions for our fiscal year beginning January 1, 2016.
Revenue from Contracts with Customers
In May 2014, the FASB created ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can still adopt the amendments as of the original effective date. We are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
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
The following table presents the changes in goodwill on our Consolidated Balance Sheets during the six months ended June 30, 2015 (in thousands):

Goodwill as of December 31, 2014	$257,442
Increase in goodwill related to acquisitions	3,849
Goodwill as of June 30, 2015	$261,291
The $3.8 million increase in goodwill related to acquisitions represents the goodwill recorded in connection with the funeral home acquired in February 2015.

4.    PRENEED TRUST INVESTMENT
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2014 and June 30, 2015 were as follows (in thousands):

	December 31, 2014	June 30, 2015
Preneed cemetery trust investments, at fair value	$74,198	$74,144
Less: allowance for contract cancellation	(2,226)	(2,250)
Preneed cemetery trust investments, net	$71,972	$71,894
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2015, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2015. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at June 30, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,339	$—	$—	$7,339
Fixed income securities:
Municipal bonds	2	474	—	(93)	381
Foreign debt	2	5,609	19	(270)	5,358
Corporate debt	2	27,123	211	(1,746)	25,588
Preferred stock	2	16,771	47	(576)	16,242
Common stock	1	17,700	2,262	(1,436)	18,526
Trust securities		$75,016	$2,539	$(4,121)	$73,434
Accrued investment income		$710			$710
Preneed cemetery trust investments					$74,144
Market value as a percentage of cost					97.9%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$147
Due in one to five years	6,607
Due in five to ten years	5,725
Thereafter	35,090
Total	$47,569
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,591	$—	$—	$5,591
Fixed income securities:
Municipal bonds	2	347	9	—	356
Foreign debt	2	5,874	—	(237)	5,637
Corporate debt	2	30,108	362	(2,167)	28,303
Preferred stock	2	19,154	199	(325)	19,028
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,128	2,357	(966)	14,519
Trust securities		$74,203	$2,927	$(3,695)	$73,435
Accrued investment income		$763			$763
Preneed cemetery trust investments					$74,198
Market value as a percentage of cost					99.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.2 million impairment in the three and six months ended June 30, 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We recorded a $0.7 million impairment in the three and six months ended June 30, 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2015, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2015 and December 31, 2014, are shown in the following tables (in thousands):

	June 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$381	$(93)	$—	$—	$381	$(93)
Foreign debt	3,258	(270)	—	—	3,258	(270)
Corporate debt	16,980	(948)	4,968	(798)	21,948	(1,746)
Preferred stock	10,992	(393)	4,362	(183)	15,354	(576)
Common stock	6,273	(1,193)	784	(243)	7,057	(1,436)
Total temporary impaired securities	$37,884	$(2,897)	$10,114	$(1,224)	$47,998	$(4,121)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$5,629	$(237)	$—	$—	$5,629	$(237)
Corporate debt	18,051	(778)	2,016	(1,389)	20,067	(2,167)
Preferred stock	10,342	(289)	3,236	(36)	13,578	(325)
Common stock	6,904	(911)	65	(55)	6,969	(966)
Total temporary impaired securities	$40,926	$(2,215)	$5,317	$(1,480)	$46,243	$(3,695)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Investment income	$889	$774	$1,432	$1,291
Realized gains	1,161	1,316	1,700	1,674
Realized losses	(640)	(92)	(828)	(890)
Expenses and taxes	(384)	(775)	(942)	(1,094)
Increase in deferred preneed cemetery receipts held in trust	(1,026)	(1,223)	(1,362)	(981)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Purchases	$(13,498)	$(5,848)	$(21,658)	$(12,855)
Sales	$14,383	$7,441	$22,921	$10,193

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2014 and June 30, 2015 were as follows (in thousands):

	December 31, 2014	June 30, 2015
Preneed funeral trust investments, at market value	$100,579	$98,972
Less: allowance for contract cancellation	(2,972)	(2,970)
Preneed funeral trust investments, net	$97,607	$96,002
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2015, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2015. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,586	$—	$—	$20,586
Fixed income securities:
U.S treasury debt	1	2,035	34	(14)	2,055
Municipal bonds	2	453	—	(89)	364
Foreign debt	2	5,302	18	(252)	5,068
Corporate debt	2	26,321	263	(1,663)	24,921
Preferred stock	2	16,679	129	(547)	16,261
Mortgage backed securities	2	284	5	(2)	287
Common stock	1	16,479	2,198	(1,308)	17,369
Mutual funds:
Equity	1	4,926	635	(42)	5,519
Fixed income	2	2,281	13	(91)	2,203
Other investments	2	3,654	—	(31)	3,623
Trust securities		$99,000	$3,295	$(4,039)	$98,256
Accrued investment income		$716			$716
Preneed funeral trust investments					$98,972
Market value as a percentage of cost					99.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$693
Due in one to five years	7,006
Due in five to ten years	6,170
Thereafter	35,087
Total	$48,956

The cost and fair market values associated with preneed funeral trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,501	$—	$—	$17,501
Fixed income securities:
U.S. treasury debt	1	2,037	32	(15)	2,054
U.S. agency obligations	2	30	—	—	30
Foreign debt	2	4,653	—	(188)	4,465
Corporate debt	2	24,761	469	(1,718)	23,512
Preferred stock	2	16,166	256	(261)	16,161
Mortgage backed securities	2	309	8	(3)	314
Common stock	1	10,544	1,926	(783)	11,687
Mutual funds:
Equity	1	14,126	1,370	(181)	15,315
Fixed income	2	5,351	115	(72)	5,394
Other investments	2	3,560	—	(29)	3,531
Trust securities		$99,038	$4,176	$(3,250)	$99,964
Accrued investment income		$615			$615
Preneed funeral trust investments					$100,579
Market value as a percentage of cost					100.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.1 million impairment in the three and six months ended June 30, 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We recorded a $0.6 million impairment in the three and six months ended June 30, 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2015, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	June 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$1	$—	$836	$(14)	$837	$(14)
Municipal bonds	364	(89)	—	—	364	(89)
Foreign debt	3,066	(252)	—	—	3,066	(252)
Corporate debt	15,896	(863)	4,970	(801)	20,866	(1,664)
Preferred stock	10,243	(365)	4,329	(182)	14,572	(547)
Mortgage backed securities	104	(1)	18	(1)	122	(2)
Mutual funds:
Equity	5,545	(1,051)	809	(257)	6,354	(1,308)
Equity and other	1,154	(40)	33	(1)	1,187	(41)
Fixed income	484	(10)	937	(81)	1,421	(91)
Other investments	—	—	11	(31)	11	(31)
Total temporary impaired securities	$36,857	$(2,671)	$11,943	$(1,368)	$48,800	$(4,039)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$500	$—	$836	$(15)	$1,336	$(15)
Foreign debt	4,471	(188)	—	—	4,471	(188)
Corporate debt	14,310	(617)	1,598	(1,101)	15,908	(1,718)
Preferred stock	8,300	(232)	2,597	(29)	10,897	(261)
Mortgage backed securities	—	—	51	(3)	51	(3)
Mutual funds:
Equity	5,594	(739)	53	(44)	5,647	(783)
Equity and other	4,204	(180)	6	(1)	4,210	(181)
Fixed income	888	(19)	1,026	(53)	1,914	(72)
Other investments	—	—	42	(29)	42	(29)
Total temporary impaired securities	$38,267	$(1,975)	$6,209	$(1,275)	$44,476	$(3,250)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Investment income	$846	$872	$1,491	$1,428
Realized gains	2,937	2,279	3,431	2,573
Realized losses	(538)	(245)	(736)	(870)
Expenses and taxes	(493)	(574)	(898)	(834)
Increase in deferred preneed funeral receipts held in trust	(2,752)	(2,332)	(3,288)	(2,297)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Purchases	$(22,526)	$(5,856)	$(29,517)	$(11,345)
Sales	$22,612	$20,435	$30,149	$22,738
5.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At June 30, 2015, the balances of preneed receivables for cemetery interment rights and for merchandise and services were $24.8 million and $9.3 million, respectively, of which $10.7 million is presented in Accounts receivable and $23.4 million is presented in Preneed receivables. The unearned finance charges associated with these receivables were $4.6 million and $4.7 million at December 31, 2014 and June 30, 2015, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.7% of the total receivables on recognized sales at June 30, 2015. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2015, the change in the allowance for contract cancellations was as follows (in thousands):

June 30, 2015
Beginning balance	$2,140
Write-offs and cancellations	(994)
Provision	481
Ending balance	$1,627
The aging of past due financing receivables as of June 30, 2015 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$737	$312	$249	$911	$2,209	$22,299	$24,508
Deferred revenue	332	161	93	306	892	8,664	9,556
Total contracts	$1,069	$473	$342	$1,217	$3,101	$30,963	$34,064

6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2014 and June 30, 2015, receivables from preneed trusts were as follows (in thousands):

	December 31, 2014	June 30, 2015
Preneed trust funds, at cost	$13,205	$13,339
Less: allowance for contract cancellation	(396)	(400)
Receivables from preneed trusts, net	$12,809	$12,939

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2015. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of June 30, 2015
Cash and cash equivalents	$2,716	$2,716
Fixed income investments	8,023	8,040
Mutual funds and common stocks	2,584	2,689
Annuities	16	16
Total	$13,339	$13,461

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,880	7,893
Mutual funds and common stocks	2,467	2,586
Annuities	24	24
Total	$13,205	$13,337
7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2014 and June 30, 2015 were as follows (in thousands):

	December 31, 2014	June 30, 2015
Trust assets, at fair value	$48,670	$48,620
Obligations due from trust	(528)	(466)
Care trusts’ corpus	$48,142	$48,154
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2015. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2015 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,285	$—	$—	$4,285
Fixed income securities:
Municipal bonds	2	334	—	(66)	268
Foreign debt	2	3,756	12	(189)	3,579
Corporate debt	2	19,184	134	(1,301)	18,017
Preferred stock	2	11,597	34	(397)	11,234
Common stock	1	10,465	1,288	(941)	10,812
Trust securities		$49,621	$1,468	$(2,894)	$48,195
Accrued investment income		$425			$425
Cemetery perpetual care trust investments					$48,620
Market value as a percentage of cost					97.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$87
Due in one to five years	4,670
Due in five to ten years	4,065
Thereafter	24,276
$33,098
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We recorded a $0.1 million impairment in the three and six months ended June 30, 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We recorded a $0.5 million impairment in the three and six months ended June 30, 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. At June 30, 2015, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	June 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$268	$(66)	$—	$—	$268	$(66)
Foreign debt	2,246	(189)	—	—	2,246	(189)
Corporate debt	12,721	(822)	2,967	(479)	15,688	(1,301)
Preferred stock	7,948	(288)	2,589	(109)	10,537	(397)
Common stock	3,795	(789)	481	(152)	4,276	(941)
Total temporary impaired securities	$26,978	$(2,154)	$6,037	$(740)	$33,015	$(2,894)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,716	$(156)	$—	$—	$3,716	$(156)
Corporate debt	11,893	(513)	1,328	(915)	13,221	(1,428)
Preferred stock	6,821	(191)	2,133	(23)	8,954	(214)
Common stock	4,663	(616)	44	(37)	4,707	(653)
Total temporary impaired securities	$27,093	$(1,476)	$3,505	$(975)	$30,598	$(2,451)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Realized gains	$897	$785	$1,314	$975
Realized losses	(543)	(60)	(692)	(485)
Increase in care trusts’ corpus	(354)	(725)	(622)	(490)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Investment income	$1,300	$1,200	$2,580	$2,368
Realized gain, net	391	375	150	284
Total	$1,691	$1,575	$2,730	$2,652

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Purchases	$(9,200)	$(3,471)	$(14,135)	$(8,105)
Sales	$9,842	$4,531	$15,022	$6,353
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 10) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $173.4 million at June 30, 2015 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of June 30, 2015, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 4 and 7 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
9.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2014 and June 30, 2015 were as follows (in thousands):

	December 31, 2014	June 30, 2015
Prepaid agreements not-to-compete, net of accumulated amortization of $5,105 and $5,252, respectively	$1,159	$1,133
Deferred loan costs, net of accumulated amortization of $2,809 and $3,027, respectively	1,870	1,664
Convertible subordinated notes issuance costs, net of accumulated amortization of $375 and $614, respectively	3,252	3,014
Tradenames	7,660	8,856
Other	323	232
Deferred charges and other non-current assets	$14,264	$14,899
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.1 million for both the three months ended June 30, 2014 and 2015 and $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2015, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. Debt issuance costs related to our convertible subordinated notes are being amortized using the effective interest method over the seven-year term of the notes. See Note 11 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized. During the six months ended June 30, 2015, we increased tradenames by approximately $1.2 million related to our acquisition of a funeral home business in February 2015.

10.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014	June 30, 2015
Revolving credit facility, secured, floating rate	$40,500	$46,400
Term loan, secured, floating rate	120,312	115,625
Acquisition debt	1,205	5,437
Less: current portion	(9,630)	(10,491)
Total long-term debt	$152,387	$156,971
As of June 30, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions.
As of June 30, 2015, we had outstanding borrowings under the revolving credit facility of $46.4 million and approximately $115.6 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2015. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2015 was 2.4% and 2.5%, respectively.
On May 20, 2015, we entered into a sixth amendment (the “Sixth Amendment”) to the credit agreement. The Sixth Amendment provides that, among other things, we may repurchase our common stock so long as at the time of such repurchase there have been no defaults under the credit agreement, we have at least $15.0 million of unrestricted cash and undrawn borrowing capacity under the credit agreement and the senior secured leverage ratio is less than 3.25 to 1.00.
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2015. The Credit Facility contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2015, the leverage ratio was 2.57 to 1.00 and the fixed charge coverage ratio was 2.69 to 1.00. The decline of the leverage ratio to below 2.50 to 1.00 at March 31, 2015 automatically triggered a 50 basis point interest rate decline on our outstanding revolving credit facility in the second quarter of 2015.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. The increase in acquisition debt of $4.2 million was due primarily to the deferred payments related to the funeral home acquisition in February 2015.
11.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due March 15, 2021 (the “Notes”). The Notes bear interest at 2.75%. Interest on the Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
The carrying values of the liability and equity components of the Notes at December 31, 2014 and June 30, 2015 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2014	June 30, 2015
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(29,208)	(27,530)
Carrying value of the liability component	$114,542	$116,220

Equity component carrying value	$17,973	$17,973
The fair value of the Notes, which are Level 2 measurements, was approximately $173.4 million at June 30, 2015.
Interest expense on the Notes included contractual coupon interest expense of $1.0 million for both the three months ended June 30, 2014 and 2015 and $1.1 million and $2.0 million for the six months ended June 30, 2014 and 2015, respectively. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended June 30, 2014 and 2015 and $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2015, respectively. Accretion of the discount on the convertible subordinated notes was $0.7 million and $0.9 million for the three months ended June 30, 2014 and 2015, respectively, and $0.9 million and $1.7 million for the six months ended June 30, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term. The effective interest rate on the liability component for the three and six months ended June 30, 2014 and 2015 was 6.75%.
12.STOCKHOLDERS’ EQUITY
Stock Options
As of June 30, 2015, there were 1,846,589 stock options outstanding and 1,184,138 stock options which remain unvested. We did not grant any stock options in the three months ended June 30, 2015. In the first quarter of 2015, we granted 628,000 options to certain employees at an option price of $22.58 and 25,000 options to a new employee at an option price of $24.74. These options will vest in one-third increments over a three-year period and have a seven-year term. The fair value of the total options granted during the first quarter of 2015 was $3.7 million. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.5 million and $0.6 million for the three months ended June 30, 2014 and 2015, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2014 and 2015, respectively.
Employee Stock Purchase Plan
During the second quarter of 2015, employees purchased a total of 11,538 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $17.14 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $73,000 and $55,000 for the three months ended June 30, 2014 and 2015, respectively, and $189,000 and $129,000 for the six months ended June 30, 2014 and 2015, respectively.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

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
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either one-quarter or one-third increments over four or three-year terms, respectively. During the three months ended June 30, 2015, we did not issue any restricted stock. In the first quarter of 2015, we issued a total of 37,900 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.9 million.
Related to the vesting of restricted stock awards granted to our officers and key employees, we recorded $0.5 million and $0.4 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended June 30, 2014 and 2015, respectively, and approximately $0.8 million for both the six months ended June 30, 2014 and 2015.
As of June 30, 2015, we had approximately $4.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.6 years.
Director Compensation Policy
We compensate our directors through cash payments, including retainers and meeting attendance fees, and through stock-based awards. Refer to our definitive proxy statement related to our 2015 annual meeting for a full discussion concerning our Director Compensation Policy. On May 19, 2015, the date of our Annual Meeting of Stockholders, we issued 8,859 shares of common stock for the annual equity retainer to three independent directors.
We recorded $0.3 million of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended June 30, 2014 and 2015 and $0.6 million and $0.4 million for the six months ended June 30, 2014 and 2015, respectively, related to the director fees and annual retainers.

Share Repurchase Program
On May 19, 2015, our Board of Directors approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the second quarter of 2015, we purchased 125,000 shares of our common stock for a total cost of $3.1 million.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2014	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(3,752)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	3,752
Balance at June 30, 2015	$—
13.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from continuing operations, pre-tax income (loss) from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended June 30, 2015	$44,501	$14,760	$—	$59,261
Three months ended June 30, 2014	$42,192	$14,312	$—	$56,504

Six months ended June 30, 2015	$94,638	$27,876	$—	$122,514
Six months ended June 30, 2014	$86,157	$26,000	$—	$112,157

Income (loss) from continuing operations before income taxes:
Three months ended June 30, 2015	$13,401	$4,454	$(10,195)	$7,660
Three months ended June 30, 2014	$13,068	$4,582	$(11,284)	$6,366

Six months ended June 30, 2015	$31,199	$8,501	$(21,017)	$18,683
Six months ended June 30, 2014	$27,390	$7,886	$(26,235)	$9,041

Total assets:
June 30, 2015	$587,537	$241,316	$13,047	$841,900
December 31, 2014	$568,842	$240,009	$18,677	$827,528

14.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended June 30, 2014 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
Numerator for basic and diluted earnings per share:
Numerator from continuing operations
Income from continuing operations	$3,883	$4,557	$5,515	$10,975
Less: Earnings allocated to unvested restricted stock	(76)	(53)	(115)	(146)
Income attributable to continuing operations	$3,807	$4,504	$5,400	$10,829

Numerator from discontinued operations
Loss from discontinued operations	$(637)	$—	$(51)	$—
Less: Earnings allocated to unvested restricted stock	13	—	1	—
Loss attributable to discontinued operations	$(624)	$—	$(50)	$—

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	18,123	18,268	18,054	18,238
Effect of dilutive securities:
Stock options	124	261	141	255
Convertible subordinated notes	—	351	—	351
Denominator for diluted earnings per common share - weighted average shares outstanding	18,247	18,880	18,195	18,844

Basic earnings (loss) per common share:
Continuing operations	$0.21	$0.25	$0.30	$0.59
Discontinued operations	(0.03)	—	—	—
Basic earnings per common share	$0.18	$0.25	$0.30	$0.59

Diluted earnings (loss) per common share:
Continuing operations	$0.21	$0.24	$0.30	$0.57
Discontinued operations	(0.04)	—	(0.01)	—
Diluted earnings per common share	$0.17	$0.24	$0.29	$0.57
The fully diluted weighted average shares outstanding for the three and six months ended June 30, 2015, and the corresponding calculation of fully diluted earnings per share, include approximately 351,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
For the three and six months ended June 30, 2015, 25,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. There were no options excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014.

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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At June 30, 2015, we operated 166 funeral homes in 27 states and 32 cemeteries in 11 states within the United States.
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
Financial Highlights
Three months ended June 30, 2015 compared to three months ended June 30, 2014
Total revenue for the three months ended June 30, 2015 and 2014 was $59.3 million and $56.5 million, respectively, which represents an increase of $2.8 million, or 4.9%. Operating profit increased $0.2 million, or 1.9%, due primarily to better performance in our funeral home same store operations and increases in acquisition contract volumes and related revenue attributable to our acquisition of certain funeral homes from Service Corporation International on May 15, 2014 (the “SCI Acquisition”) and our acquisition of a funeral home business in February 2015. In addition, our total field margins improved slightly to 39.7% in the three months ended June 30, 2015 from 39.6% in the three months ended June 30, 2014. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the three months ended June 30, 2015 totaled $4.6 million, equal to $0.24 per diluted share, compared to net income from continuing operations of $3.9 million, equal to $0.21 per diluted share, for the three months ended June 30, 2014. This change was due primarily to the increases in contract volumes and revenues in our funeral home and cemetery segments discussed above. Additionally, we recognized a loss on the early extinguishment of debt of approximately $1.0 million in the three months ended June 30, 2014 that did not occur in the three months ended June 30, 2015.
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Total revenue for the six months ended June 30, 2015 and 2014 was $122.5 million and $112.2 million, respectively, which represents an increase of $10.4 million, or 9.2%. Operating income increased $6.4 million, or 33.4%, due primarily to better performance in our funeral home and cemetery same store businesses and increases in acquisition contract volumes and related revenue attributable to our acquisition of certain funeral homes in the SCI Acquisition and our acquisition of a funeral home business in February 2015. In addition, our total field margins increased to 41.7% in the six months ended June 30, 2015 from 40.3% in the six months ended June 30, 2014 due to better management of controllable expenses, specifically salaries and benefits, bad debt expense and other general expenses. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the six months ended June 30, 2015 totaled $11.0 million, equal to $0.57 per diluted share, compared to net income from continuing operations of $5.5 million, equal to $0.30 per diluted share, for the six months ended June 30, 2014. The increase in net income is attributable to better performance in our funeral home and cemetery segments, as discussed above, and better management of general and administrative expenses. Additionally, we recognized a $1.0 million loss on the early retirement of debt, a $3.8 million loss on the redemption of our convertible junior subordinated debentures and a gain of approximately $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease in the six months ended June 30, 2014 that did not occur in the six months ended June 30, 2015.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.3 million for both the three and six months ended June 30, 2015. Withdrawable Trust Income, pre-tax, totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2014, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Non-GAAP net income calculation.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending June 30, 2015. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include such measures as “Adjusted Net Income,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA,” and “Total Field EBITDA. These financial measurements are defined as similar GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We define Special Items as amounts included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2014	2015	2014	2015
Net income from continuing operations, as reported	$3.9	$4.6	$5.5	$11.0

After-tax Special items,except for **
Withdrawable trust income	0.4	0.2	0.5	0.2
Acquisition and divestiture expenses	0.2	—	0.6	0.4
Severance costs	0.2	0.3	0.5	0.4
Consulting fees	—	0.4	0.2	0.5
Other incentive compensation	—	—	0.7	—
Accretion of discount on convertible subordinated notes**	0.7	0.9	0.9	1.7
Costs related to Credit Facility	0.7	—	0.7	—
Loss on redemption of convertible junior subordinated debentures	—	—	2.5	—
Gain on asset purchase	—	—	(0.7)	—
Other special items	—	—	0.4	0.1
Tax adjustment from prior period**	—	—	—	0.1
Adjusted (Non-GAAP) net income	$6.1	$6.4	$11.8	$14.4
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenues, will be consistent from year to year.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014. As of January 1, 2015, we no longer report discontinued operations in accordance with the new FASB guidance for reporting discontinued operations. As a result, we no longer report individual divestitures of funeral home or cemetery businesses as such divestitures typically do not represent a strategic shift in our operations or financial results. There have been no other significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.
RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and six months ended June 30, 2015 compared to same periods of 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2011 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2010 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations.
Three months ended June 30, 2015 compared to three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$31,199	$31,769	$570	1.8%
Acquired operating revenue	8,621	10,513	1,892	21.9%
Preneed funeral insurance commissions	563	370	(193)	(34.3)%
Preneed funeral trust earnings	1,809	1,849	40	2.2%
Total	$42,192	$44,501	$2,309	5.5%

Operating profit:
Same store operating profit	$10,878	$11,415	$537	4.9%
Acquired operating profit	3,142	3,898	756	24.1%
Preneed funeral insurance commissions	282	98	(184)	(65.2)%
Preneed funeral trust earnings	1,797	1,827	30	1.7%
Total	$16,099	$17,238	$1,139	7.1%
Funeral home same store operating revenues for the three months ended June 30, 2015 increased $0.6 million, or 1.8%, when compared to the three months ended June 30, 2014. This increase was due primarily to a 1.1% increase in the average revenue per contract to $5,398 coupled with a slight increase in same store contract volume to 6,128. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $85 to $5,184 in the three months ended June 30, 2015. The number of traditional burial contracts decreased slightly to 2,591, while the average revenue per burial contract increased 1.7% to $8,628. The cremation rate for same store businesses increased from 49.1% in the three months ended June 30, 2014 to 50.9% in the three months ended June 30, 2015, and the number of cremation contracts increased 3.9% to 3,118. The average revenue per same store cremation contract increased 2.1% to $3,143, although cremations with services decreased slightly from 32.1% of total cremation contracts in the three months ended June 30, 2014 to 31.9% in the three months ended June 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 6.8% of the total number of contracts in the second quarter of 2015, decreased 3.3% to $2,198.
Same store operating profit for the three months ended June 30, 2015 increased $0.5 million, or 4.9%, from the three months ended June 30, 2014, and as a percentage of funeral same store operating revenue, increased from 34.9% in the three months ended June 30, 2014 to 35.9% in the same period of 2015. The increase in operating profit was a result of the increase in same store revenue and better management of controllable expenses, specifically bad debt expense and salaries and benefits.
Funeral home acquired revenues for the three months ended June 30, 2015 increased $1.9 million, or 21.9%, when compared to the three months ended June 30, 2014, as we experienced a 18.9% increase in the number of contracts due primarily to the funeral homes acquired in the SCI Acquisition and our acquisition of a funeral home business in February 2015. Additionally, the average revenue per contract increased 3.0% to $6,156. Excluding funeral trust earnings, the average revenue per contract increased

2.6% to $5,983. The number of traditional burial contracts increased 9.7% and the average revenue per burial contract increased 4.9% to $8,804. The cremation rate for the acquired businesses was 39.0% in the three months ended June 30, 2014 compared to 42.9% in the three months ended June 30, 2015. The average revenue per cremation contract increased 9.6% to $3,824, and the number of cremation contracts increased 30.5% to 753 due to our acquisitions in the three months ended June 30, 2015. Cremations with services remained consistent at 43.2% and 43.3% in the three months ended June 30, 2014 and June 30, 2015, respectively.
Acquired operating profit for the three months ended June 30, 2015 increased $0.8 million, or 24.1%, from the three months ended June 30, 2014 and, as a percentage of revenue from acquired businesses, increased from 36.4% in the three months ended June 30, 2014 to 37.1% in the same period of 2015. The increase in operating profit was a result of the increase in acquired revenues for the three months ended June 30, 2015 from the SCI Acquisition and the funeral home business acquired in February 2015, improvements in merchandise margins and better management of controllable expenses, specifically salaries and benefits and transportation costs. The SCI Acquisition and our acquisition of a funeral home business in February 2015 accounted for approximately one-third of our total acquired operating revenue and operating profit in the three months ended June 30, 2015.
The two categories of financial revenue (preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts) on a combined basis decreased 6.5% in revenue in the three months ended June 30, 2015 as compared to the same period of 2014 due to primarily to a decrease in preneed funeral insurance commission income of approximately $0.2 million, or 34.3%. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In the second quarter of 2014, we sold 411 fewer new preneed funeral contracts. The majority of the decrease in the number of contracts sold were from insurance vendors for which we receive commission income. We experienced a small increase of 2.2% in our preneed funeral trust earnings from our acquired locations. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the our two categories of financial revenue, on a combined basis, decreased 7.4% in the three months ended June 30, 2015 due to primarily to the decrease in preneed funeral insurance commission revenue.
Six months ended June 30, 2015 compared to six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$64,863	$67,604	$2,741	4.2%
Acquired operating revenue	16,442	22,262	5,820	35.4%
Preneed funeral insurance commissions	1,127	725	(402)	(35.7)%
Preneed funeral trust earnings	3,725	4,047	322	8.6%
Total	$86,157	$94,638	$8,481	9.8%

Operating profit:
Same store operating profit	$23,768	$25,953	$2,185	9.2%
Acquired operating profit	6,108	8,811	2,703	44.3%
Preneed funeral insurance commissions	599	189	(410)	(68.4)%
Preneed funeral trust earnings	3,706	4,007	301	8.1%
Total	$34,181	$38,960	$4,779	14.0%
Funeral home same store operating revenues for the six months ended June 30, 2015 increased $2.7 million, or 4.2%, when compared to the six months ended June 30, 2014. This increase was due to a 2.5% increase in same store contract volumes to 13,085 and an increase of 1.3% in the average revenue per same store contract to $5,391. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $87 to $5,167 in the six months ended June 30, 2015. The number of traditional burial contracts decreased slightly from 5,540 in 2014 to 5,494 in 2015, while the average revenue per burial contract increased 1.8% to $8,611. The cremation rate for same store businesses increased from 48.8% in the six months ended June 30, 2014 to 50.9% in the six months ended June 30, 2015, and the number of cremation contracts increased 7.0% to 6,662. The average revenue per same store cremation contract increased 4.8% to $3,178, as cremations with services increased from 31.2% of total cremation contracts in the six months ended June 30, 2014 to 32.0% in the six months ended June 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.1% of the total number of contracts in the first six months of 2015, decreased 7.3% to 929.

Same store operating profit for the six months ended June 30, 2015 increased $2.2 million, or 9.2%, from the six months ended June 30, 2014, and as a percentage of funeral same store operating revenue, increased from 36.6% in the six months ended June 30, 2014 to 38.4% in the same period of 2015. The increase in operating profit was a result of the increase in same store revenue and better management of controllable expenses, specifically salaries and benefits, transportation costs and bad debt expense.
Funeral home acquired revenues for the six months ended June 30, 2015 increased $5.8 million, or 35.4%, when compared to the six months ended June 30, 2014 as we experienced a 33.5% increase in the number of contracts due to our acquisition of certain funeral homes in the SCI Acquisition in May 2014 and our acquisition of a funeral home business in February 2015, as well as an increase in the average revenue per contract of 1.8% to $6,115. Excluding funeral trust earnings, the average revenue per contract increased 1.4% to $5,948. The number of traditional burial contracts increased 23.0% and the average revenue per burial contract increased 3.8% to $8,696. The cremation rate for the acquired businesses was 38.0% in the six months ended June 30, 2014 compared to 41.4% in the six months ended June 30, 2015. The average revenue per cremation contract increased 9.7% to $3,745, and the number of cremation contracts increased 45.3% to 1,549 in the six months ended June 30, 2015. Cremations with services increased from 42.2% in the six months ended June 30, 2014 to 42.8% for the six months ended June 30, 2015.
Acquired operating profit for the six months ended June 30, 2015 increased $2.7 million, or 44.3%, from the six months ended June 30, 2014 and, as a percentage of revenue from acquired businesses, increased from 37.1% in the six months ended June 30, 2014 to 39.6% in the same period of 2015. The increase in operating profit was a result of the increase in acquired revenues from the SCI Acquisition and the funeral home business acquired in February 2015 and better management of controllable expenses, specifically salaries and benefits, transportation costs and other general expenses. The SCI Acquisition and our acquisition of a funeral home business in February 2015 accounted for slightly more than one-third of our total acquired operating revenue and operating profit in the six months ended June 30, 2015.
The two categories of financial revenue (preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts) on a combined basis decreased 1.6% in revenue in the six months ended June 30, 2015 due primarily to a decrease in preneed funeral insurance commission revenue of approximately $0.4 million offset, in part, by an increase in preneed funeral trust earnings of $0.3 million. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In the first six months of 2014, our sales of preneed funeral contracts were 714 less than in the previous year. The majority of the decrease in the number of contracts sold were from insurance vendors for which we receive commission income. Preneed funeral trust earnings increased approximately $0.3 million in the first six months of 2015 due primarily trust earnings from our acquired locations, including the SCI Acquisition and the acquisition of a funeral home business in February 2015. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 2.5% in the six months ended June 30, 2015 due primarily to the decrease in preneed funeral insurance commission revenue offset, in part, by the increase in preneed funeral trust earnings.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations.
Three months ended June 30, 2015 compared to three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$11,382	$11,266	$(116)	(1.0)%
Acquired operating revenue	334	930	596	178.4%
Cemetery trust earnings	2,276	2,176	(100)	(4.4)%
Preneed cemetery finance charges	320	388	68	21.3%
Total	$14,312	$14,760	$448	3.1%

Operating profit:
Same store operating profit	$3,568	$3,537	$(31)	(0.9)%
Acquired operating profit	134	288	154	114.9%
Cemetery trust earnings	2,236	2,101	(135)	(6.0)%
Preneed cemetery finance charges	320	388	68	21.3%
Total	$6,258	$6,314	$56	0.9%
Cemetery same store operating revenues for the three months ended June 30, 2015 decreased $0.1 million, or 1.0%, when compared to the three months ended June 30, 2014. Approximately 50.8% of our total cemetery revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended June 30, 2014 and 2015. Preneed property revenue decreased $0.3 million, or 5.4%, as we experienced a 9.2% decrease in the number of preneed interment rights (property) sold, offset by a 2.2% increase in the average price per interment to $2,938 in the three months ended June 30, 2015. The percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 92.0% in the three months ended June 30, 2014 to 93.1% in the three months ended June 30, 2015. The decrease in preened property revenue was offset by a $0.1 million increase in same store at-need revenue as the number of at-need contracts increased slightly to 3,309 in the three months ended June 30, 2015 and the average revenue per at-need contract increased 2.5% to $1,328. The percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 92.0% in the three months ended June 30, 2014 to 93.1% in the three months ended June 30, 2015.
Cemetery same store operating profit for the three months ended June 30, 2015 decreased slightly by 0.9%. As a percentage of revenue, cemetery same store operating profit remained consistent at 31.3% and 31.4% in the three months ended June 30, 2014 and 2015, respectively. The decrease in cemetery same store operating profit was due primarily to the decrease in revenue.
Cemetery acquired revenue and acquired operating profit increased in the second quarter of 2015 primarily due to the cemetery acquired in the SCI Acquisition, which contributed approximately $0.8 million in revenue and $0.3 million in operating profit in this period.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased 4.4% in the three months ended June 30, 2015 compared to the same period of 2014. Earnings from perpetual care trust funds decreased 6.9% from approximately $1.7 million in the three months ended June 30, 2014 to $1.6 million in the three months ended June 30, 2015 as a result of lower distributions made from the trust in the second quarter of 2015 compared to the same period of 2014. Trust earnings recognized upon the delivery of merchandise and service contracts remained flat at $0.4 million in the three months ended June 30, 2014 and 2015. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 21.3% quarter over quarter primarily as a result of our increased collection efforts.

Six months ended June 30, 2015 compared to six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$21,094	$21,534	$440	2.1%
Acquired operating revenue	389	1,752	1,363	350.4%
Cemetery trust earnings	3,860	3,817	(43)	(1.1)%
Preneed cemetery finance charges	657	773	116	17.7%
Total	$26,000	$27,876	$1,876	7.2%

Operating profit:
Same store operating profit	$6,408	$7,087	$679	10.6%
Acquired operating profit	125	588	463	370.4%
Cemetery trust earnings	3,797	3,680	(117)	(3.1)%
Preneed cemetery finance charges	657	773	116	17.7%
Total	$10,987	$12,128	$1,141	10.4%
Cemetery same store operating revenues for the six months ended June 30, 2015 increased $0.4 million, or 2.1%, when compared to the six months ended June 30, 2014. Approximately 48.7% and 49.9% of our total cemetery revenues were related to preneed sales of interment rights and related merchandise and services for the six months ended June 30, 2014 and 2015, respectively. Preneed property revenue increased $0.5 million, or 4.7%, as we experienced a 4.6% increase in the number of preened interment rights (property) sold, offset by a 1.3% decrease in the average price per interment to $2,757 in the six months ended June 30, 2015. Same store at-need revenue increased slightly by 0.7% to $8.7 million as the number of at-need contracts increased 0.7% to 6,673 for the six months ended June 30, 2015 while the average revenue per at-need contract remained flat at 1,305 for the six months ended June 30, 2014 and 2015. The percentage of those preneed interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, increased from 91.6% for the six months ended June 30, 2014 to 92.8% for the six months ended June 30, 2015.
Cemetery same store operating profit for the six months ended June 30, 2015 increased $0.7 million, or 10.6%. As a percentage of same store revenue, cemetery same store operating profit increased from 30.4% in the six months ended June 30, 2014 to 32.9% in the six months ended June 30, 2015. The increase in cemetery same store operating profit was due primarily to the increase in revenue and a combined decrease of approximately $0.6 million in promotional expenses and bad debt expense.
Cemetery acquired revenue and acquired operating profit increased in the six months ended June 30, 2015 primarily due to the cemetery acquired in the SCI Acquisition, which contributed approximately $1.6 million in revenue and $0.6 million in operating profit.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased 1.1% in the six months ended June 30, 2015 compared to the same period of 2014. Earnings from perpetual care trust funds decreased 2.9%, or approximately $0.1 million, in the six months ended June 30, 2015 as a result of lower distributions made from the trust in the first six months of 2015 compared to the same period of 2014. Trust earnings recognized upon the delivery of merchandise and service contracts increased 3.3%. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. The decrease in trust earnings operating profit was due to the decrease in trust revenue and an increase in trust payroll expenses. Finance charges on the preneed contracts increased 17.7% year over year primarily as a result of our increased collection efforts.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs for the three months ended June 30, 2015 increased $0.6 million, or 36.5%, when compared to the same period of 2014 due primarily to a $0.7 million increase in incentive compensation and a $0.1 million increase in salaries and benefits offset by a decrease of approximately $0.2 million in expenses associated with regional training. Regional and unallocated funeral and cemetery costs for the six months ended June 30, 2015 increased $0.8 million, or 18.7%, from the same period of 2014 due primarily to a $0.6 million increase in incentive compensation, a $0.2 million increase in salaries and benefits and a $0.1 million increase in natural disaster costs, offset by a decrease of $0.1 million in expenses associated with regional training.

General and Administrative. General and administrative expenses totaled $6.9 million for the three months ended June 30, 2015, an increase of approximately $38,000, or 0.6%, from the three months ended June 30, 2014. The slight increase was driven primarily by an increase of approximately $0.2 million in salaries and benefits and a $0.1 million increase in termination expenses, offset by a $0.3 million decrease in acquisition and divestiture expenses. General and administrative expenses totaled $14.1 million for the six months ended June 30, 2015, a decrease of $2.1 million, or 13.1%, from the six months ended June 30, 2014. The decrease was due primarily to a $1.0 million special one-time bonus payment related to an amended employment agreement and $0.8 million for stock-based compensation related to the performance awards payout in the first six months of 2014, both of which did not occur in the six months ended June 30, 2015. Additionally, we a had a decrease of $0.5 million in acquisition and divestiture expenses and a combined decrease of $0.6 million in termination expenses, legal, other consulting and public company costs, offset by a $0.4 million increase in salaries and benefits and a $0.4 million increase in non-cash stock compensation expense.
Interest Expense. Interest expense was $2.5 million for the three months ended June 30, 2015 compared to 2.7 million for the three months ended June 30, 2014, a decrease of approximately $0.2 million. For the six months ended June 30, 2015, interest expense was $5.1 million compared to $5.5 million for the six months ended June 30, 2014, a decrease of $0.4 million. The decrease in interest expense is primarily due to our convertible subordinated notes issued in May 2014 which have a lower fixed interest rate of 2.75% compared to our redeemed junior convertible subordinated notes which had an interest rate of 7%.
Accretion of Discount on Convertible Subordinated Notes. For the three months ended June 30, 2014 and 2015, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2014 and 2015, we recognized accretion of $0.9 million and $1.7 million, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on redemption of convertible subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding 7% convertible preferred securities (“TIDES”). As of April 16, 2014, all of the TIDES had been redeemed. For the six months ended June 30, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. In the six months ended June 30, 2014, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease.
Income Taxes. Income tax expense was $3.1 million for the three months ended June 30, 2015 compared to $2.5 million for the three months ended June 30, 2014 and $7.7 million for the six months ended June 30, 2015 compared to $3.5 million for six months ended June 30, 2014. The increase in income tax expense was primarily due to the increase in our pretax income. We recorded income taxes at the estimated effective rate, before discreet items, of 40.5% for the six months ended June 30, 2015 compared to 39.0% for the six months ended June 30, 2014. The increase in the effective rate is due to our shift from the 34% to the 35% federal tax bracket and increased state liabilities in jurisdictions where net operating losses became fully utilized prior to 2015. We have approximately $42.2 million of state net operating loss carry forwards that will expire between 2016 and 2036, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed every quarter related to the deferred tax asset for the state operating losses. At June 30, 2015, the valuation allowance totaled $0.2 million.

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
Cash Flows
We began 2015 with $0.4 million in cash and other liquid investments and ended the second quarter with $0.6 million in cash. As of June 30, 2015, we had borrowings of $46.4 million outstanding on our revolving credit facility compared to $40.5 million outstanding as of December 31, 2014.
The following table sets forth the elements of cash flow for the six months ended June 30, 2014 and June 30, 2015 (in millions):

	For the Six Months Ended June 30,
	2014	2015
Cash at January 1st	$1.4	$0.4
Cash flow provided by operating activities	13.3	28.3
Acquisitions and land for new construction	(54.9)	(4.2)
Purchase of land and buildings previously leased	(4.1)	(6.1)
Net proceeds from the sale of businesses and other assets	0.2	—
Growth capital expenditures	(3.0)	(10.5)
Maintenance capital expenditures	(2.6)	(4.8)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	13.0	0.8
Proceeds from issuance of convertible subordinated notes	143.7	—
Payment of debt issuance costs related the convertible subordinated notes	(4.7)	—
Redemption of convertible junior subordinated debentures	(89.7)	—
Payments for performance-based stock awards	(16.2)	—
Dividends on common stock	(0.9)	(0.9)
Excess tax benefit of equity compensation	5.1	0.2
Purchases of treasury stock	—	(3.1)
Payment of loan origination costs related to the credit facility	(0.8)	—
Other financing costs	0.9	0.5
Cash at June 30th	$0.7	$0.6
For the six months ended June 30, 2015, cash provided by operating activities was $28.3 million compared to cash provided by operating activities of $13.3 million for the six months ended June 30, 2014, an increase of $15.0 million. Cash generated by our operations during the six months ended June 30, 2015 was approximately $7.0 million. Favorable changes in our working capital include $5.0 million related to our income taxes payable and $3.0 million related to decreases in our accounts and preneed receivables due to better collections of trade accounts receivable in 2015.
Our investing activities resulted in a net cash outflow of $25.6 million for the six months ended June 30, 2015 compared to $64.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we acquired a funeral home business for approximately $4.2 million and purchased land and buildings at three funeral home locations that were previously leased under operating leases for approximately $6.1 million. During the six months ended June 30, 2014, we acquired certain funeral homes in the SCI Acquisition for $54.9 million and purchased land and buildings at three funeral home locations that were previously leased under operating leases for approximately $4.1 million. Additionally, we received net proceeds from the sale of businesses and other assets of $0.2 million in the six months ended June 30, 2014.
For the six months ended June 30, 2015, capital expenditures totaled $15.3 million compared to $5.6 million for the six months ended June 30, 2014. Maintenance capital expenditures were $4.8 million in the six months ended June 30, 2015 compared to $2.6 million for the six months ended June 30, 2014. Our increase in maintenance capital expenditures in the six months ended June 30, 2015 was primarily related to corporate payroll and accounting systems improvements of approximately $0.6 million, information technology infrastructure improvements of $0.6 million, vehicle purchases of $1.2 million and funeral home and cemetery maintenance projects such as paving roads, parking lot projects, facility repairs, maintenance and improvements to certain funeral home locations of $2.4 million. Growth capital expenditures were $10.4 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. Our growth capital expenditures in the six months ended June 30, 2015 were primarily related to construction costs related to three new funeral home facilities of approximately $6.3 million, remodels of certain businesses of $2.9 million and cemetery development costs of $1.2 million.
Our financing activities resulted in a net cash outflow of $2.6 million for the six months ended June 30, 2015 compared to a net cash inflow of $50.4 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had net borrowings on our revolving credit facility and term loan of $1.2 million compared to net borrowings of $13.5 million for the six months ended June 30, 2014. In the six months ended June 30, 2015, we purchased treasury stock for $3.1 million. Additionally, in the six months ended June 30, 2014, we had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We paid transaction costs of approximately $4.3 million related to the issuance of these notes in the six months ended June 30, 2014. In connection with the issuance of the notes, we paid $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. Additionally, during the six months ended June 30, 2014, we paid approximately $16.2 million related to performance-based stock awards.We recognized $0.2 million related to the excess tax benefit of equity compensation in the six months ended June 30, 2015 compared to $5.6 million in the six months ended June 30, 2014. The tax benefit of equity compensation of $5.6 million in the six months ended June 30, 2014 related to the payout of the performance-based stock awards in 2014.
Dividends
During the three months ended June 30, 2015, our Board of Directors declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on June 1, 2015 to record holders of our common stock as of May 14, 2015. For the six months ended June 2014 and 2015, we paid total dividends of approximately $0.9 million. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Share Repurchase Program
On May 19, 2015, our Board of Directors approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act . The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the second quarter of 2015, we purchased 125,000 shares of our common stock at a total cost of $3.1 million.

Debt Obligations
As of June 30, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of June 30, 2015, we had outstanding borrowings under the revolving credit facility of $46.4 million and approximately $115.6 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2015. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At June 30, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.00%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2015 was 2.4% and 2.5%, respectively.
On May 20, 2015, we entered into a sixth amendment (the “Sixth Amendment”) to the credit agreement. The Sixth Amendment provides that, among other things, we may repurchase our common stock so long as at the time of such repurchase there have been no defaults under the credit agreement, we have at least $15.0 million of unrestricted cash and undrawn borrowing capacity under the credit agreement and the senior secured leverage ratio is less than 3.25 to 1.00.
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
The outstanding principal of our total long-term debt and capital lease obligations at June 30, 2015 totaled $170.7 million and consisted of $115.6 million under our term loan, $46.4 million outstanding under our revolving credit facility and $8.6 million in acquisition indebtedness and capital lease obligations.
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2015. Key ratios that we must comply with include a Total Debt to EBITDA ratio, that as of the last day of each quarter, must not be greater than 3.50 to 1.00 and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of June 30, 2015, the leverage ratio was 2.57 to 1.00 and the fixed charge coverage ratio was 2.69 to 1.00. The leverage ratio decline to below 2.50 to 1.00 at March 31, 2015 automatically triggered a 50 basis point rate decline on our outstanding revolving credit facility in the second quarter of 2015. As a result of the leverage ratio exceeding 2.50 to 1.00 at June 30, 2015, the leverage ratio requirement will revert back to 2.50 to 1.00 in the third quarter of 2015.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due March 15, 2021 (the “Notes”). The Notes bear interest at 2.75% per year. Interest on the Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
At June 30, 2015, the carrying amount of the equity component was approximately $18.0 million. At June 30, 2015, the principal amount of the liability component was $143.75 million and the net carrying amount was $116.2 million. The unamortized discount of $27.5 million as of June 30, 2015 is being amortized over the remaining term. The effective interest rate on the liability component for the three and six months ended June 30, 2014 and 2015 was 6.75%.
Interest expense on the Notes included contractual coupon interest expense of $1.0 million for the three months ended June 30, 2014 and 2015 and $1.1 million and $2.0 million for the six months ended June 30, 2014 and 2015, respectively. Amortization of debt issuance costs were approximately $0.1 million for the three months ended June 30, 2014 and 2015 and $0.1 million and $0.2 million for the six months ended June 30, 2014 and 2015, respectively. Accretion of the discount on the convertible subordinated notes was $0.7 million and $0.9 million for the three months ended June 30, 2014 and 2015, respectively, and $0.9 million and $1.7 million for the six months ended June 30, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2015 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2015 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4, 5 and 7 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.55% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2015, we had outstanding borrowings of $46.4 million under our $200 million revolving credit facility and approximately $115.6 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our convertible subordinated notes bear interest at a fixed rate of 2.75% per year. The notes do not contain a call feature. At June 30, 2015, the fair value of these notes was approximately $173.4 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three and six months ended June 30, 2015, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As discussed in Note 13 to the consolidated financial statements, we currently have a share repurchase program under which we may purchase our common stock. Pursuant to the program, we repurchased the following shares during the the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

May 22, 2015 - May 31, 2015	30,000	$25.18	30,000	$24,244,737
June 1, 2015 - June 30, 2015	95,000	$24.49	95,000	$21,918,039
Total for the quarter ended June 30, 2015	125,000		125,000

The 125,000 shares purchased pursuant to the repurchase program are currently being held as treasury shares.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Sixth Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2015.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	August 4, 2015	/s/ Viki K. Blinderman
Viki K. Blinderman
Chief Accounting Officer and Secretary
(Principal Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

10.1
Sixth Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2015.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed or furnished herewith, as applicable.