Form 10-Q
period 2015-09-30
CARRIAGE SERVICES INC
filed 2015-11-03
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 30, 2015 was 17,331,814.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$413	$396
Accounts receivable, net of allowance for bad debts of $1,127 in 2014 and $986 in 2015	19,264	18,093
Inventories	5,294	5,947
Prepaid expenses	4,590	3,709
Other current assets	7,144	2,517
Total current assets	36,705	30,662
Preneed cemetery trust investments	71,972	64,737
Preneed funeral trust investments	97,607	87,491
Preneed receivables, net of allowance for bad debts of $2,339 in 2014 and $1,967 in 2015	26,284	26,902
Receivables from preneed trusts, net of allowance for contract cancellations of $396 in 2014 and $416 in 2015	12,809	13,450
Property, plant and equipment, net of accumulated depreciation of $95,249 in 2014 and $100,857 in 2015	186,211	209,151
Cemetery property, net of accumulated amortization of $26,875 in 2014 and $29,355 in 2015	75,564	75,577
Goodwill	257,442	261,291
Deferred charges and other non-current assets	14,264	14,670
Cemetery perpetual care trust investments	48,670	44,146
Total assets	$827,528	$828,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,838	$11,468
Accounts payable	6,472	10,222
Other liabilities	1,437	6,286
Accrued liabilities	15,203	15,397
Total current liabilities	32,950	43,373
Long-term debt, net of current portion	111,887	107,242
Revolving credit facility	40,500	63,000
Convertible subordinated notes due 2021	114,542	117,096
Obligations under capital leases, net of current portion	3,098	2,933
Deferred preneed cemetery revenue	56,875	56,786
Deferred preneed funeral revenue	31,265	31,786
Deferred tax liability	36,414	36,653
Other long-term liabilities	2,401	4,041
Deferred preneed cemetery receipts held in trust	71,972	64,737
Deferred preneed funeral receipts held in trust	97,607	87,491
Care trusts’ corpus	48,142	43,846
Total liabilities	647,653	658,984
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,434,609 and 22,458,450 shares issued at December 31, 2014 and September 30, 2015, respectively	224	225
Additional paid-in capital	212,386	213,506
Accumulated deficit	(17,468)	(2,049)
Treasury stock, at cost; 3,921,651 and 5,126,636 shares at December 31, 2014 and September 30, 2015, respectively	(15,267)	(42,589)
Total stockholders’ equity	179,875	169,093
Total liabilities and stockholders’ equity	$827,528	$828,077
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Revenues:
Funeral	$41,770	$44,089	$127,926	$138,727
Cemetery	12,779	14,289	38,779	42,165
	54,549	58,378	166,705	180,892
Field costs and expenses:
Funeral	25,930	26,798	77,906	82,476
Cemetery	7,988	8,292	23,002	24,040
Depreciation and amortization	2,654	3,019	7,744	8,814
Regional and unallocated funeral and cemetery costs	2,900	2,909	6,972	7,745
	39,472	41,018	115,624	123,075
Gross profit	15,077	17,360	51,081	57,817
Corporate costs and expenses:
General and administrative costs and expenses	6,562	6,238	22,744	20,294
Home office depreciation and amortization	341	418	1,037	1,310
	6,903	6,656	23,781	21,604
Operating income	8,174	10,704	27,300	36,213
Interest expense	(2,177)	(2,577)	(7,707)	(7,725)
Accretion of discount on convertible subordinated notes	(782)	(876)	(1,647)	(2,554)
Loss on early extinguishment of debt	—	—	(1,042)	—
Loss on redemption of convertible junior subordinated debentures	—	—	(3,779)	—
Other income	—	—	1,130	—
Income from continuing operations before income taxes	5,215	7,251	14,255	25,934
Provision for income taxes	(2,390)	(2,807)	(5,915)	(10,515)
Income tax benefit related to uncertain tax positions	1,740	—	1,740	—
Net provision for income taxes	(650)	(2,807)	(4,175)	(10,515)
Net income from continuing operations	4,565	4,444	10,080	15,419
Income from discontinued operations, net of tax	431	—	381	—
Net income available to common stockholders	$4,996	$4,444	$10,461	$15,419

Basic earnings per common share:
Continuing operations	$0.25	$0.24	$0.55	$0.84
Discontinued operations	0.02	—	0.02	—
Basic earnings per common share	$0.27	$0.24	$0.57	$0.84

Diluted earnings per common share:
Continuing operations	$0.24	$0.24	$0.54	$0.82
Discontinued operations	0.02	—	0.02	—
Diluted earnings per common share	$0.26	$0.24	$0.56	$0.82

Dividends declared per common share	$0.025	$0.025	$0.075	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	18,150	17,874	18,086	18,115
Diluted	18,276	18,083	18,223	18,588
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$10,461	$15,419
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses and purchase of other assets	(2,724)	(49)
Impairment of goodwill	1,180	—
Loss on early extinguishment of debt	1,042	—
Depreciation and amortization	8,801	10,124
Amortization of deferred financing costs	681	688
Accretion of discount on convertible subordinated notes	1,647	2,554
Provision for losses on accounts receivable	2,113	1,332
Stock-based compensation expense	3,702	3,448
Deferred income tax (benefit) expense	(140)	2,065
Loss on redemption of convertible junior subordinated debentures	2,932	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,700)	(779)
Inventories and other current assets	725	3,277
Deferred charges and other	(196)	114
Preneed funeral and cemetery trust investments	(3,228)	21,234
Accounts payable	785	368
Accrued and other liabilities	(1,362)	4,408
Deferred preneed funeral and cemetery revenue	335	432
Deferred preneed funeral and cemetery receipts held in trust	2,595	(21,647)
Net cash provided by operating activities	27,649	42,988

Cash flows from investing activities:
Acquisitions and land for new construction	(56,850)	(4,250)
Purchase of land and buildings previously leased	(7,600)	(6,080)
Net proceeds from the sale of businesses and other assets	1,927	65
Capital expenditures	(10,558)	(22,823)
Net cash used in investing activities	(73,081)	(33,088)

Cash flows from financing activities:
Net borrowings on the revolving credit facility	5,400	22,500
Net borrowings (payments) on the term loan	5,656	(7,032)
Proceeds from the issuance of convertible subordinated notes	143,750	—
Payment of debt issuance costs related to the convertible subordinated notes	(4,650)	—
Payments on other long-term debt and obligations under capital leases	(662)	(679)
Redemption of convertible junior subordinated debentures	(89,748)	—
Payments for performance-based stock awards	(16,150)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,035	575
Dividends on common stock	(1,379)	(1,385)
Payment of loan origination costs related to the credit facility	(825)	(13)
Purchase of treasury stock	—	(23,940)
Excess tax benefit of equity compensation	4,594	57
Net cash provided by (used in) financing activities	47,021	(9,917)

Net increase (decrease) in cash and cash equivalents	1,589	(17)
Cash and cash equivalents at beginning of period	1,377	413
Cash and cash equivalents at end of period	$2,966	$396

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2015, we operated 166 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited condensed consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Our interim condensed consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2014 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 and further discussion of current period activity in Note 3 to the Consolidated Financial Statements herein.
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

Accounts receivable included approximately $10.0 million and $7.7 million of funeral receivables at December 31, 2014 and September 30, 2015, respectively, and $9.1 million and $10.0 million of cemetery receivables at December 31, 2014 and September 30, 2015, respectively. For 2014 and 2015, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represented the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.4 million of funeral receivables at December 31, 2014 and September 30, 2015 and $18.9 million and $19.5 million of cemetery receivables at December 31, 2014 and September 30, 2015, respectively. Bad debt expense totaled approximately $0.8 million and $0.5 million for the three months ended September 30, 2014 and 2015, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2014 and 2015, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2014 and September 30, 2015:

	December 31, 2014	September 30, 2015
	(in thousands)
Land	$66,957	$72,055
Buildings and improvements	148,483	167,933
Furniture, equipment and automobiles	66,020	70,020
Property, plant and equipment, at cost	281,460	310,008
Less: accumulated depreciation	(95,249)	(100,857)
Property, plant and equipment, net	$186,211	$209,151
We recorded depreciation expense of approximately $2.3 million and $2.6 million for the three months ended September 30, 2014 and 2015, respectively, and $6.8 million and $7.6 million for the nine months ended September 30, 2014 and 2015, respectively. During the third quarter of 2015, we opened a newly constructed funeral home in Katy, Texas.
Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance for reporting discontinued operations. In April 2014, the FASB amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. During the three and nine months ended September 30, 2015, there were no divestitures of our funeral home or cemetery businesses.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2015 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Simplifying the Accounting for Measurement-Period Adjustments for Business Combinations
In September 2015, the FASB issued Accounting Standards Update (“ASU”), Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period that have an adjustment to provisional amounts recognized. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These include the effect on earnings of changes in depreciation, amortization, or other income effects as if the accounting had been completed at the acquisition date. The entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU, with earlier application permitted for financial statements that have not been issued. Our adoption of this ASU for our fiscal year beginning January 1, 2016 is not expected to have a material effect on our financial statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU, Inventory - Simplifying the Measurement of Inventory (Topic 330). This ASU applies to all inventory, including inventory that is measured using the first-in, first-out (FIFO) or average cost method. This ASU does not apply to the last-in, first-out (LIFO) or the retail inventory method. This ASU requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This ASU should be applied prospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, this ASU requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation will result in debt issuance costs being presented in the same way debt discounts have historically been handled. This ASU does not change the recognition, measurement or subsequent measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. These disclosures include the nature and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on debt issuance costs asset and the debt liability. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.
Cloud Computing Arrangements
In April 2015, the FASB issued ASU, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40), to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then an entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, an entity should account for the arrangement as a service contract. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We plan to adopt these provisions for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.
Extraordinary and Unusual Items
In January 2015, the FASB issued ASU, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of reporting extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply this ASU prospectively. A reporting entity may also apply this ASU retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We plan to adopt these provisions for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.

Going Concern
In August 2014, the FASB issued ASU, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entities ability to continue as a going concern or to provide related footnote disclosures. This ASU requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently U.S. auditing standards. Specifically, this ASU provides a definition of the term substantial doubt, requires evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, requires an express statement and other disclosures when substantial doubt is not alleviated and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We plan to adopt these provisions for our fiscal year beginning January 1, 2017.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers. (Topic 606). ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The guidance was effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
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
We performed our 2015 annual impairment test of goodwill using information as of August 31, 2015. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For our 2013 annual impairment test, we performed the two-step impairment test. For our 2014 and 2015 annual impairment tests, we performed qualitative reviews. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of the methodology used for the annual goodwill impairment test. For our 2015 annual impairment test, we performed a qualitative review and concluded that there was not an impairment to goodwill.
The following table presents the changes in goodwill on our Consolidated Balance Sheets during the nine months ended September 30, 2015 (in thousands):

Goodwill as of December 31, 2014	$257,442
Increase in goodwill related to acquisitions	3,849
Goodwill as of September 30, 2015	$261,291

The $3.8 million increase in goodwill related to acquisitions represents the goodwill recorded in connection with the funeral home acquired in February 2015.
4.    PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2014 and September 30, 2015 were as follows (in thousands):

	December 31, 2014	September 30, 2015
Preneed cemetery trust investments, at fair value	$74,198	$67,000
Less: allowance for contract cancellation	(2,226)	(2,263)
Preneed cemetery trust investments, net	$71,972	$64,737
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2015, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2015. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at September 30, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,991	$—	$—	$1,991
Fixed income securities:
Municipal bonds	2	457	—	(49)	408
Foreign debt	2	5,567	11	(488)	5,090
Corporate debt	2	25,636	122	(3,063)	22,695
Preferred stock	2	16,196	41	(666)	15,571
Common stock	1	25,602	316	(5,586)	20,332
Trust securities		$75,449	$490	$(9,852)	$66,087
Accrued investment income		$913			$913
Preneed cemetery trust investments					$67,000
Market value as a percentage of cost					87.6%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$145
Due in one to five years	5,852
Due in five to ten years	4,783
Thereafter	32,984
Total	$43,764
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,591	$—	$—	$5,591
Fixed income securities:
Municipal bonds	2	347	9	—	356
Foreign debt	2	5,874	—	(237)	5,637
Corporate debt	2	30,108	362	(2,167)	28,303
Preferred stock	2	19,154	199	(325)	19,028
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,128	2,357	(966)	14,519
Trust securities		$74,203	$2,927	$(3,695)	$73,435
Accrued investment income		$763			$763
Preneed cemetery trust investments					$74,198
Market value as a percentage of cost					99.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.7 million impairment in the first quarter of 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were no other impairments recorded during the nine months ended September 30, 2015. We recorded a $0.2 million impairment in the second quarter of 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were no other impairments recorded in the nine months ended September 30, 2014. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2015, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2015 and December 31, 2014, are shown in the following tables (in thousands):

	September 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$408	$(49)	$—	$—	$408	$(49)
Foreign debt	2,776	(427)	717	(61)	3,493	(488)
Corporate debt	17,779	(2,260)	2,972	(803)	20,751	(3,063)
Preferred stock	15,636	(666)	—	—	15,636	(666)
Common stock	18,538	(4,794)	1,007	(792)	19,545	(5,586)
Total temporary impaired securities	$55,137	$(8,196)	$4,696	$(1,656)	$59,833	$(9,852)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$5,629	$(237)	$—	$—	$5,629	$(237)
Corporate debt	18,051	(778)	2,016	(1,389)	20,067	(2,167)
Preferred stock	10,342	(289)	3,236	(36)	13,578	(325)
Common stock	6,904	(911)	65	(55)	6,969	(966)
Total temporary impaired securities	$40,926	$(2,215)	$5,317	$(1,480)	$46,243	$(3,695)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Investment income	$504	$471	$1,936	$1,762
Realized gains	1,970	1,170	3,670	2,844
Realized losses	(124)	(276)	(952)	(1,166)
Expenses and taxes	(387)	(361)	(1,329)	(1,455)
Increase in deferred preneed cemetery receipts held in trust	(1,963)	(1,004)	(3,325)	(1,985)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Purchases	$(17,814)	$(11,719)	$(39,472)	$(24,575)
Sales	$18,061	$4,417	$40,981	$14,610

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2014 and September 30, 2015 were as follows (in thousands):

	December 31, 2014	September 30, 2015
Preneed funeral trust investments, at market value	$100,579	$90,467
Less: allowance for contract cancellation	(2,972)	(2,976)
Preneed funeral trust investments, net	$97,607	$87,491
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2015, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor, CSV RIA, are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2015. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,687	$—	$—	$14,687
Fixed income securities:
U.S treasury debt	1	1,747	38	—	1,785
Municipal bonds	2	480	—	(52)	428
Foreign debt	2	5,783	12	(500)	5,295
Corporate debt	2	27,568	169	(3,453)	24,284
Preferred stock	2	17,571	137	(694)	17,014
Mortgage backed securities	2	277	5	(3)	279
Common stock	1	26,509	364	(5,673)	21,200
Mutual funds:
Fixed income	2	959	—	(68)	891
Other investments	2	3,627	—	(31)	3,596
Trust securities		$99,208	$725	$(10,474)	$89,459
Accrued investment income		$1,008			$1,008
Preneed funeral trust investments					$90,467
Market value as a percentage of cost					90.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$416
Due in one to five years	6,861
Due in five to ten years	5,738
Thereafter	36,070
Total	$49,085

The cost and fair market values associated with preneed funeral trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,501	$—	$—	$17,501
Fixed income securities:
U.S. treasury debt	1	2,037	32	(15)	2,054
U.S. agency obligations	2	30	—	—	30
Foreign debt	2	4,653	—	(188)	4,465
Corporate debt	2	24,761	469	(1,718)	23,512
Preferred stock	2	16,166	256	(261)	16,161
Mortgage backed securities	2	309	8	(3)	314
Common stock	1	10,544	1,926	(783)	11,687
Mutual funds:
Equity	1	14,126	1,370	(181)	15,315
Fixed income	2	5,351	115	(72)	5,394
Other investments	2	3,560	—	(29)	3,531
Trust securities		$99,038	$4,176	$(3,250)	$99,964
Accrued investment income		$615			$615
Preneed funeral trust investments					$100,579
Market value as a percentage of cost					100.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.6 million impairment in the first quarter of 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were no other impairments recorded in the nine months ended September 30, 2015. We recorded a $0.1 million impairment in the second quarter of 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were on other impairments recorded in the nine months ended September 30, 2014. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2015, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	September 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	429	(52)	—	—	429	(52)
Foreign debt	2,844	(438)	735	(62)	3,579	(500)
Corporate debt	20,047	(2,548)	3,351	(905)	23,398	(3,453)
Preferred stock	16,280	(694)	—	—	16,280	(694)
Mortgage backed securities	125	(2)	17	(1)	142	(3)
Common Stock	18,830	(4,869)	1,023	(804)	19,853	(5,673)
Mutual funds:
Fixed income	330	(32)	560	(36)	890	(68)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$58,885	$(8,635)	$5,728	$(1,839)	$64,613	$(10,474)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$500	$—	$836	$(15)	$1,336	$(15)
Foreign debt	4,471	(188)	—	—	4,471	(188)
Corporate debt	14,310	(617)	1,598	(1,101)	15,908	(1,718)
Preferred stock	8,300	(232)	2,597	(29)	10,897	(261)
Mortgage backed securities	—	—	51	(3)	51	(3)
Mutual funds:
Equity	5,594	(739)	53	(44)	5,647	(783)
Equity and other	4,204	(180)	6	(1)	4,210	(181)
Fixed income	888	(19)	1,026	(53)	1,914	(72)
Other investments	—	—	42	(29)	42	(29)
Total temporary impaired securities	$38,267	$(1,975)	$6,209	$(1,275)	$44,476	$(3,250)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Investment income	$576	$554	$2,067	$1,982
Realized gains	1,605	1,218	5,036	3,791
Realized losses	(105)	(504)	(841)	(1,374)
Expenses and taxes	(260)	140	(1,158)	(694)
Increase in deferred preneed funeral receipts held in trust	(1,816)	(1,408)	(5,104)	(3,705)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Purchases	$(14,630)	$(12,323)	$(44,147)	$(23,668)
Sales	$14,691	$10,998	$44,840	$33,736
5.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At September 30, 2015, our total financed preneed receivables was $35.0 million, of which $25.5 million and $9.5 million were for cemetery interment rights and for merchandise and services respectively. These amounts are presented on our consolidated balance sheet as $11.1 million within Accounts receivable and $23.9 million within Preneed receivables. The unearned finance charges associated with these receivables were $4.6 million and $4.9 million at December 31, 2014 and September 30, 2015, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.8% of the total receivables on recognized sales at September 30, 2015. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2015, the change in the allowance for contract cancellations was as follows (in thousands):

September 30, 2015
Beginning balance	$2,140
Write-offs and cancellations	(1,274)
Provision	803
Ending balance	$1,669
The aging of past due financing receivables as of September 30, 2015 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$570	$326	$232	$963	$2,091	$22,843	$24,934
Deferred revenue	239	171	143	290	843	9,187	10,030
Total contracts	$809	$497	$375	$1,253	$2,934	$32,030	$34,964

6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2014 and September 30, 2015, receivables from preneed trusts were as follows (in thousands):

	December 31, 2014	September 30, 2015
Preneed trust funds, at cost	$13,205	$13,866
Less: allowance for contract cancellation	(396)	(416)
Receivables from preneed trusts, net	$12,809	$13,450

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2015. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of September 30, 2015
Cash and cash equivalents	$2,893	$2,893
Fixed income investments	8,328	8,338
Mutual funds and common stocks	2,629	2,661
Annuities	16	16
Total	$13,866	$13,908

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,880	7,893
Mutual funds and common stocks	2,467	2,586
Annuities	24	24
Total	$13,205	$13,337
7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2014 and September 30, 2015 were as follows (in thousands):

	December 31, 2014	September 30, 2015
Trust assets, at fair value	$48,670	$44,146
Obligations due from trust	(528)	(300)
Care trusts’ corpus	$48,142	$43,846
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt and preferred stocks, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2015. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2015 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$830	$—	$—	$830
Fixed income securities:
Municipal bonds	2	324	—	(35)	289
Foreign debt	2	3,722	7	(341)	3,388
Corporate debt	2	18,226	79	(2,221)	16,084
Preferred stock	2	11,232	30	(461)	10,801
Common stock	1	15,444	183	(3,417)	12,210
Trust securities		$49,778	$299	$(6,475)	$43,602
Accrued investment income		$544			$544
Cemetery perpetual care trust investments					$44,146
Market value as a percentage of cost					87.6%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$85
Due in one to five years	4,166
Due in five to ten years	3,457
Thereafter	22,854
$30,562
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We recorded a $0.5 million impairment in the first quarter of 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We have not recorded any other impairments in the nine months ended September 30, 2015. We recorded a $0.1 million impairment in the second quarter of 2014 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any other impairments in the nine months ended September 2014.

At September 30, 2015, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2015 and December 31, 2014 are shown in the following tables (in thousands):

	September 30, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$289	$(35)	$—	$—	$289	$(35)
Foreign debt	1,941	(299)	501	(42)	2,442	(341)
Corporate debt	12,893	(1,639)	2,156	(583)	15,049	(2,222)
Preferred stock	10,794	(460)	—	—	10,794	(460)
Common stock	11,342	(2,933)	616	(484)	11,958	(3,417)
Total temporary impaired securities	$37,259	$(5,366)	$3,273	$(1,109)	$40,532	$(6,475)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,716	$(156)	$—	$—	$3,716	$(156)
Corporate debt	11,893	(513)	1,328	(915)	13,221	(1,428)
Preferred stock	6,821	(191)	2,133	(23)	8,954	(214)
Common stock	4,663	(616)	44	(37)	4,707	(653)
Total temporary impaired securities	$27,093	$(1,476)	$3,505	$(975)	$30,598	$(2,451)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Realized gains	$1,061	$731	$2,375	$1,706
Realized losses	(67)	(207)	(759)	(692)
Increase in care trusts’ corpus	(994)	(524)	(1,616)	(1,014)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Investment income	$1,168	$1,371	$3,748	$3,739
Realized gain, net	495	213	645	497
Total	$1,663	$1,584	$4,393	$4,236

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Purchases	$(12,000)	$(7,247)	$(26,136)	$(15,352)
Sales	$12,141	$2,532	$27,163	$8,885
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 10) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $158.8 million at September 30, 2015 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of September 30, 2015, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 4 and 7 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
9.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2014 and September 30, 2015 were as follows (in thousands):

	December 31, 2014	September 30, 2015
Prepaid agreements not-to-compete, net of accumulated amortization of $5,105 and $5,328, respectively	$1,159	$1,148
Deferred loan costs, net of accumulated amortization of $2,809 and $3,137, respectively	1,870	1,554
Convertible subordinated notes issuance costs, net of accumulated amortization of $375 and $735, respectively	3,252	2,892
Tradenames	7,660	8,856
Other	323	220
Deferred charges and other non-current assets	$14,264	$14,670
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.1 million for both the three months ended September 30, 2014 and 2015 and $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2015, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility. Debt issuance costs related to our convertible subordinated notes are being amortized using the effective interest method over the seven-year term of the notes. See Note 11 to the Consolidated Financial Statements herein for further discussion related to our convertible subordinated notes. Our tradenames have indefinite lives and therefore are not amortized. During the nine months ended September 30, 2015, we increased tradenames by approximately $1.2 million related to our acquisition of a funeral home business in February 2015.

10.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014	September 30, 2015
Revolving credit facility, secured, floating rate	$40,500	$63,000
Term loan, secured, floating rate	120,312	113,282
Acquisition debt	1,205	5,210
Less: current portion	(9,630)	(11,250)
Total long-term debt	$152,387	$170,242
As of September 30, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions.
As of September 30, 2015, we had outstanding borrowings under the revolving credit facility of $63.0 million and approximately $113.3 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2015. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2015 was 2.6% and 2.5%, respectively.
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2015. The Credit Facility contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2015, the leverage ratio was 2.66 to 1.00 and the fixed charge coverage ratio was 2.78 to 1.00. The increase in the leverage ratio above 2.50 to 1.00 at June 30, 2015 automatically triggered a 50 basis point interest rate increase on our outstanding revolving credit facility in the third quarter of 2015.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. The increase in acquisition debt of was due primarily to the deferred payments related to the funeral home acquisition in February 2015.
11.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% convertible subordinated notes due March 15, 2021 (the “Notes”). The Notes bear interest at 2.75%. Interest on the Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
The carrying values of the liability and equity components of the Notes at December 31, 2014 and September 30, 2015 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2014	September 30, 2015
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(29,208)	(26,654)
Carrying value of the liability component	$114,542	$117,096

Equity component carrying value	$17,973	$17,973
The fair value of the Notes, which are Level 2 measurements, was approximately $158.8 million at September 30, 2015.
Interest expense on the Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2014 and 2015 and $2.1 million and $3.0 million for the nine months ended September 30, 2014 and 2015, respectively. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended September 30, 2014 and 2015 and $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2015, respectively. Accretion of the discount on the convertible subordinated notes was $0.8 million and $0.9 million for the three months ended September 30, 2014 and 2015, respectively, and $1.6 million and $2.6 million for the nine months ended September 30, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term of the Notes. The effective interest rate on the liability component for the three and nine months ended September 30, 2014 and 2015 was 6.75%.

12.STOCKHOLDERS’ EQUITY
Stock Options
As of September 30, 2015, there were 1,787,589 stock options outstanding and 1,140,804 stock options which remain unvested. We did not grant any stock options in the three months ended September 30, 2015. During the first quarter of 2015, we granted 628,000 options to certain employees at an option price of $22.58 and 25,000 options to a new employee at an option price of $24.74. These options will vest in one-third increments over a three-year period and have a seven-year term. The fair value of the total options granted during the first quarter of 2015 was approximately $3.7 million. During the nine months ended September 30, 2015, we have issued a total of 653,000 stock options. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.4 million and $0.6 million for the three months ended September 30, 2014 and 2015, respectively, and $1.2 million and $1.8 million for the nine months ended September 30, 2014 and 2015, respectively.
Employee Stock Purchase Plan
During the third quarter of 2015, employees purchased a total of 9,513 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $17.17 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $42,000 and $37,000 for the three months ended September 30, 2014 and 2015, respectively, and $231,000 and $165,000 for the nine months ended September 30, 2014 and 2015, respectively.
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
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers and key employees of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest over three to five-year terms. During the three months ended September 30, 2015, we did not issue any restricted stock. During the first quarter of 2015, we issued a total of 37,900 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.9 million. During the nine months ended September 30, 2015, we have issued a total of 37,900 restricted stock grants.
Related to the vesting of restricted stock awards granted to our officers and key employees, we recorded $0.5 million and $0.4 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended September 30, 2014 and 2015, respectively, and approximately $1.3 million and $1.2 million for the nine months ended September 30, 2014 and 2015, respectively.
As of September 30, 2015, we had approximately $4.2 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.4 years.
Director Compensation Policy
We compensate our directors through cash payments, including retainers and meeting attendance fees, and through stock-based awards. Refer to our definitive proxy statement related to our 2015 annual meeting for a full discussion concerning our Director Compensation Policy. On September 28, 2015, a new director joined our Board of Directors at which time he was granted 4,837 shares of our common stock valued at approximately $100,000 pursuant to our Director Compensation Policy. One-half of these shares vested immediately, while the remainder will vest equally over the two-year period following the grant date.
We recorded $46,000 and $148,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended September 30, 2014 and 2015, respectively, and $695,000 and $554,000 for the nine months ended September 30, 2014 and 2015, respectively, related to the director fees and annual retainers.

Share Repurchase Program
On May 19, 2015, our Board of Directors approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. On September 28, 2015, our Board of Directors approved a $20.0 million increase in its authorization for repurchases of the Company's common stock bringing the total amount authorized to $45.0 million. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the three and nine months ended September 30, 2015, we purchased 1,079,985 and 1,204,985 shares of our common stock for a total cost of $24.2 million and $27.3 million, respectively. Approximately $3.4 million, or 160,946 shares, settled after the quarter ended.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2014	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(25,287)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	25,287
Balance at September 30, 2015	$—
13.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from continuing operations, pre-tax income (loss) from continuing operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from continuing operations:
Three months ended September 30, 2015	$44,089	$14,289	$—	$58,378
Three months ended September 30, 2014	$41,770	$12,779	$—	$54,549

Nine months ended September 30, 2015	$138,727	$42,165	$—	$180,892
Nine months ended September 30, 2014	$127,926	$38,779	$—	$166,705

Income (loss) from continuing operations before income taxes:
Three months ended September 30, 2015	$12,593	$4,312	$(9,654)	$7,251
Three months ended September 30, 2014	$11,635	$3,074	$(9,494)	$5,215

Nine months ended September 30, 2015	$43,792	$12,814	$(30,672)	$25,934
Nine months ended September 30, 2014	$39,025	$10,959	$(35,729)	$14,255

Total assets:
September 30, 2015	$586,258	$231,107	$10,712	$828,077
December 31, 2014	$568,842	$240,009	$18,677	$827,528

14.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2015 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator for basic and diluted earnings per share:
Numerator from continuing operations
Income from continuing operations	$4,565	$4,444	$10,080	$15,419
Less: Earnings allocated to unvested restricted stock	(84)	(51)	(198)	(194)
Income attributable to continuing operations	$4,481	$4,393	$9,882	$15,225

Numerator from discontinued operations
Income from discontinued operations	$431	$—	$381	$—
Less: Earnings allocated to unvested restricted stock	(8)	—	(8)	—
Income attributable to discontinued operations	$423	$—	$373	$—

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	18,150	17,874	18,086	18,115
Effect of dilutive securities:
Stock options	126	209	137	240
Convertible subordinated notes	—	—	—	233
Denominator for diluted earnings per common share - weighted average shares outstanding	18,276	18,083	18,223	18,588

Basic earnings per common share:
Continuing operations	$0.25	$0.24	$0.55	$0.84
Discontinued operations	0.02	—	0.02	—
Basic earnings per common share	$0.27	$0.24	$0.57	$0.84

Diluted earnings per common share:
Continuing operations	$0.24	$0.24	$0.54	$0.82
Discontinued operations	0.02	—	0.02	—
Diluted earnings per common share	$0.26	$0.24	$0.56	$0.82
The fully diluted weighted average shares outstanding for the nine months ended September 30, 2015, and the corresponding calculation of fully diluted earnings per share, include approximately 233,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares for the three months ended September 30, 2015 and the three and nine months ended September 30, 2014 that would have been issued upon conversion under the if-converted method.
For the three and nine months ended September 30, 2015, 584,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and nine months ended September 30, 2014, 710,700 stock options were excluded.

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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At September 30, 2015, we operated 166 funeral homes in 27 states and 32 cemeteries in 11 states within the United States.
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

Standards Operating Model

Carriage’s Standards Operating Model eliminated the use of financial budgets which freed up enormous amounts of time to focus and work on growing each local business and improving the quality and skills of the staff. Instead of the budget and control model, Carriage’s Standards Operating Model and the underlying standards which we refer to as “Being the Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business and incentivize the local managers. The Standards are not designed to produce maximum short-term earnings because Carriage does not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.

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

Strategic Acquisition Model
Our Standards Operating Model led to the development of our “Strategic Acquisition Model” , which guides our acquisition and disposition strategies. Both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue and earnings. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition and divestiture candidates. As we execute this strategy over time, we will acquire larger, higher margin strategic businesses and divest smaller businesses in non-strategic markets. All acquisition candidates will be prequalified to be able to perform under our Standards Operating Model.
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
Financial Highlights
Three months ended September 30, 2015 compared to three months ended September 30, 2014
Total revenue for the three months ended September 30, 2015 and 2014 was $58.4 million and $54.5 million, respectively, which represents an increase of approximately $3.8 million, or 7.0%. Operating income also increased $2.5 million, or 31.0%, and our total field margins improved to 39.9% in the three months ended September 30, 2015 from 37.8% in the three months ended September 30, 2014. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the three months ended September 30, 2015 decreased $0.1 million to $4.4 million, equal to $0.24 per diluted share, compared to net income from continuing operations of $4.6 million, equal to $0.24 per diluted share, for the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Total revenue for the nine months ended September 30, 2015 and 2014 was $180.9 million and $166.7 million, respectively, which represents an increase of $14.2 million, or 8.5%. Operating income also increased $8.9 million, or 32.6%, and our total field margins increased to 41.1% in the nine months ended September 30, 2015 from 39.5% in the nine months ended September 30, 2014. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the nine months ended September 30, 2015 totaled $15.4 million, equal to $0.82 per diluted share, compared to net income from continuing operations of $10.1 million, equal to $0.54 per diluted share, for the nine months ended September 30, 2014. Additionally, we recognized a $1.0 million loss on the early retirement of debt, a $3.8 million loss on the redemption of our convertible junior subordinated debentures and a gain of approximately $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease in the nine months ended September 30, 2014, that did not occur in the nine months ended September 30, 2015.
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. Withdrawable Trust Income, pre-tax, totaled $0.7 million and $1.5 million for the three and nine months ended September 30, 2014, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our Adjusted net income calculation.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending September 30, 2015. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).
The Non-GAAP financial measures in the Trend Report include such measures as “Adjusted Net Income,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA” and “Total Field EBITDA. These financial measurements are defined as GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We define Special Items as amounts included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations.
We are providing below a reconciliation of net income from continuing operations (a GAAP measure) to Adjusted net income (a non-GAAP measure). Adjusted net income is defined as net income from continuing operations adjusted for Special Items, including Withdrawable Trust Income, acquisition and divestiture expenses, severance costs and other special items in the table below. The adjustment of Special Items in Adjusted net income allows management to focus on the evaluation of operating performance as it primarily relates to our operating expenses. The Special Items are tax affected at a rate of 34% except for the accretion of the discount on our convertible subordinated notes, which is a non-tax deductible item.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2014	2015	2014	2015
Net income from continuing operations, as reported	$4.6	$4.4	$10.1	$15.4

After-tax Special items, except for **
Withdrawable trust income	0.5	0.1	1.0	0.4
Acquisition and divestiture expenses	—	—	0.7	0.4
Severance costs	0.1	0.1	0.6	0.5
Consulting fees	0.1	0.4	0.2	0.9
Other incentive compensation	—	—	0.7	—
Accretion of discount on convertible subordinated notes**	0.8	0.9	1.6	2.6
Costs related to credit facility	—	—	0.6	—
Loss on redemption of convertible junior subordinated debentures	—	—	2.5	—
Gain on asset purchase	—	—	(0.7)	—
Other special items	—	0.2	0.5	0.2
Tax adjustment from prior period**	—	—	—	0.1
Adjusted net income	$6.1	$6.1	$17.8	$20.5
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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with GAAP. Our critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2014. As of January 1, 2015, we no longer report discontinued operations in accordance with the new Financial Accounting Standards Board's (FASB) guidance for reporting discontinued operations. As a result, we no longer report individual divestitures of our funeral home or cemetery businesses as such divestitures typically do not represent a strategic shift in our operations or financial results. There have been no divestitures in 2015. There have been no other significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
The following is a discussion of our results of continuing operations for the three and nine months ended September 30, 2015 compared to same periods of 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2011 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2010 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations.
Three months ended September 30, 2015 compared to three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$30,001	$30,858	$857	2.9%
Acquired operating revenue	9,487	10,973	1,486	15.7%
Preneed funeral insurance commissions	509	346	(163)	(32.0)%
Preneed funeral trust earnings	1,773	1,912	139	7.8%
Total	$41,770	$44,089	$2,319	5.6%

Operating profit:
Same store operating profit	$10,497	$11,097	$600	5.7%
Acquired operating profit	3,341	4,212	871	26.1%
Preneed funeral insurance commissions	249	92	(157)	(63.1)%
Preneed funeral trust earnings	1,753	1,890	137	7.8%
Total	$15,840	$17,291	$1,451	9.2%
Funeral home same store operating revenues for the three months ended September 30, 2015 increased $0.9 million, or 2.9%, when compared to the three months ended September 30, 2014. The increase was due primarily to a 3.6% increase in the average revenue per contract to $5,486, offset by a slight decrease in same store contract volumes to 5,865. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $201 to $5,261 in the three months ended September 30, 2015. The average revenue per burial contract increased 2.2% to $8,747, while the number of burial contracts decreased slightly to 2,446. The average revenue per same store cremation contract increased 5.1% to $3,226 due to a slight increase in cremations with services which generate higher average revenue per contract than direct cremations. The average revenue per cremation contract continues to increase as we expand our cremation memorialization product and service offerings. The burial rate decreased 30 basis points to 41.7%, and the cremation rate increased 110 basis points to 51.2% for the three months ended September 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.1% of the total number of contracts in the third quarter of 2015, increased 25.1% to $2,631.
Same store operating profit for the three months ended September 30, 2015 increased $0.6 million, or 5.7%, when compared to the three months ended September 30, 2014. This increase is a result of the increase in revenue coupled with better management of controllable expenses. Those expenses with a significant change include salaries and benefits which decreased by approximately $0.4 million, though offset by an increase of approximately $0.2 million in general liability and other insurance expenses.
Funeral home acquired revenues for the three months ended September 30, 2015 increased $1.5 million, or 15.7%, when compared to the three months ended September 30, 2014 as we experienced a 5.3% increase in the total number of contracts to 1,752 and a 10.3% increase in the average revenue per contract to $6,459. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $562 to $6,263 in the three months ended September 30, 2015. Our average revenue per contract for burial contracts increased 6.2% to $9,025. Our average revenue per cremation contract increased by 8.3% to $3,951 due to an increase in cremations with services to 46.8% in the three months ended September 30,

2015 from 39.7% in the same period of 2014 for our acquired locations. The average revenue per cremation contract continues to increase as we expand our cremation memorialization product and service offerings.
Acquired operating profit for the three months ended September 30, 2015 increased $0.9 million, or 26.1%, from the three months ended September 30, 2014, and as a percentage of revenue from acquired businesses, increased to 38.4% in the three months ended September 30, 2015 compared to 35.2% in the same period of 2014. The increase in operating profit was primarily due to better performance from the acquisition of certain funeral homes from Service Corporation International in May 2014 (the “SCI Acquisition”) and our acquisition of a funeral home business in February 2015 and better management of salaries and benefits (the largest controllable expense) as these acquired locations are integrated into our Standards Operating Model. The SCI Acquisition and our acquisition of a funeral home business in February 2015 accounted for approximately one-third of our total acquired operating revenue and operating profit in the three months ended September 30, 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral commission revenue decreased approximately $0.2 million, or 32.0% for the three months ended September 30, 2015 compared to the same period of 2014. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In the third quarter of 2014, we sold 378 fewer preneed funeral contracts than in the same period of the previous year. The majority of the decrease in the number of contracts sold were from insurance vendors for which we receive commission income. Preneed funeral trust earnings increased $0.1 million, or 7.8%, in the three months ended September 30, 2015 as compared to the same period of 2014. Trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for our two categories of financial revenue, on a combined basis, decreased 1.0% in the three months ended September 30, 2015 due primarily to the decrease in preneed funeral insurance commission revenue.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$94,863	$98,462	$3,599	3.8%
Acquired operating revenue	25,929	33,235	7,306	28.2%
Preneed funeral insurance commissions	1,636	1,071	(565)	(34.5)%
Preneed funeral trust earnings	5,498	5,959	461	8.4%
Total	$127,926	$138,727	$10,801	8.4%

Operating profit:
Same store operating profit	$34,264	$37,050	$2,786	8.1%
Acquired operating profit	9,449	13,023	3,574	37.8%
Preneed funeral insurance commissions	848	281	(567)	(66.9)%
Preneed funeral trust earnings	5,459	5,897	438	8.0%
Total	$50,020	$56,251	$6,231	12.5%
Funeral home same store operating revenues for the nine months ended September 30, 2015 increased $3.6 million, or 3.8%, when compared to the nine months ended September 30, 2014. The increase was due primarily to a 2.0% increase in the average revenue per contract to $5,421 and a slight increase in same store contract volumes to 18,950. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $122 to $5,196 in the nine months ended September 30, 2015. The average revenue per burial contract increased 1.9% to $8,653, while the number of burial contracts decreased slightly to 7,940. The number of cremation contracts increased 5.1% to 9,664, and the average revenue per same store cremation contract increased 4.9% to $3,193 due to a slight increase in cremations with services which generate higher average revenue per contract than direct cremations. The average revenue per cremation contract continues to increase as we expand our cremation memorialization product and service offerings. The burial rate decreased 100 basis points to 41.9%, and the cremation rate increased 180 basis points to 51.0% for the nine months ended September 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.1% of the total number of contracts in the first nine months of 2015, increased 7.8% to $2,354.
Same store operating profit for the nine months ended September 30, 2015 increased $2.8 million, or 8.1%, from the nine months ended September 30, 2014. The increase in operating profit was a result of the increase in same store revenue and better management of controllable expenses, specifically bad debt expense and transportation costs, which decreased $0.3 million on a combined basis.
Funeral home acquired revenues for the nine months ended September 30, 2015 increased $7.3 million, or 28.2%, when compared to the nine months ended September 30, 2014 as we experienced a 23.0% increase in the number of total contracts due to the SCI Acquisition and our acquisition of a funeral home business in February 2015. The number of burial contracts increased 18.5% to 2,776 and the number of cremation contracts increased 29.1% to 2,269. In addition, we had increases in our average revenue per contract for both burial and cremation contracts. The average revenue per burial contract increased 4.5% to $8,802 in the nine months ended September 30, 2015 from the same period of 2014 for our acquired locations. The average revenue per cremation contract increased 8.6% to $3,810 in the nine months ended September 30, 2015 from the same period of 2014 due to an increase of nearly 3.0% in cremations with services which generate higher average revenue per contract than direct cremations. The average revenue per cremation contract continues to increase as we expand our cremation memorialization product and service offerings.
Acquired operating profit for the nine months ended September 30, 2015 increased $3.6 million, or 37.8%, from the nine months ended September 30, 2014. As a percentage of revenue from acquired businesses, acquired operating profit increased to 39.2% in the nine months ended September 30, 2015 from 36.4% in the same period of 2014. The increase in operating profit was a result of the increase in acquired revenues from the SCI Acquisition and a funeral home business acquired in February 2015 and better management of salaries and benefits (the largest controllable expense) as these acquired locations are integrated into our Standards Operating Model. The SCI Acquisition and our acquisition of a funeral home business in February 2015 accounted for approximately one-third of our total acquired operating revenue and operating profit in the nine months ended September 30, 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commissions revenue decreased by approximately $0.6 million, or 34.5%, for the nine months ended September 30, 2015 compared to the same period of 2014. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In the first nine months of 2014, we sold 1,423 fewer preneed funeral contracts than in the same period of the previous year. The majority of the decrease in the number of contracts sold were from insurance vendors for which we receive commission income. Preneed funeral trust earnings increased by approximately $0.5 million, or 8.4%, in the first nine months of 2015 due primarily to trust earnings from our acquired locations, including the SCI Acquisition. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 2.0% in the nine months ended September 30, 2015 due primarily to the mix and variability of preneed funeral insurance commission revenue and preneed funeral trust earnings.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations.
Three months ended September 30, 2015 compared to three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$9,539	$10,726	$1,187	12.4%
Acquired operating revenue	645	774	129	20.0%
Cemetery trust earnings	2,212	2,385	173	7.8%
Preneed cemetery finance charges	383	404	21	5.5%
Total	$12,779	$14,289	$1,510	11.8%

Operating profit:
Same store operating profit	$2,148	$3,066	$918	42.7%
Acquired operating profit	114	215	101	88.6%
Cemetery trust earnings	2,146	2,312	166	7.7%
Preneed cemetery finance charges	383	404	21	5.5%
Total	$4,791	$5,997	$1,206	25.2%
Cemetery same store operating revenues for the three months ended September 30, 2015 increased $1.2 million, or 12.4%, when compared to the three months ended September 30, 2014. Approximately 59.3% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended September 30, 2015. Preneed property revenue increased $0.9 million, or 21.3%, as we experienced a 13.2% increase in the number of preneed interment rights (property) sold to 1,811 combined with a 20.3% increase in the average price per interment to $3,337 in the three months ended September 30, 2015 from the same period of 2014. The increase in the number of interment rights (property) sold was due to higher execution in response to several incentive programs initiated at the end of the first quarter of 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our existing locations. Additionally, preneed merchandise and services revenue increased approximately $0.1 million, or 14.5% for the third quarter of 2015 as compared to the third quarter of 2014. Same store at-need revenue, which represents approximately 40.5% of our same store operating revenues, increased 2.3% due primarily to a 1.9% increase in the number of contracts to 3,073.
Cemetery same store operating profit for the three months ended September 30, 2015 increased $0.9 million, or 42.7%, from the same period of 2014. As a percentage of revenue, cemetery same store operating profit was 28.6% in the three months ended September 30, 2015 compared to 22.5% in the same period of 2014. The increase in operating profit was primarily a result of the increase in revenue while operating costs remained relatively flat. This was primarily attributable to better performance of our sales personnel in response to several incentive programs initiated at the end of the first quarter of 2015.
Cemetery acquired revenue and acquired operating profit increased in the third quarter of 2015 primarily due to better performance of the cemetery acquired in the SCI Acquisition, which contributed approximately $0.7 million in revenue and $0.2 million in operating profit in this period.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 7.8%, primarily due to a $0.3 million increase in merchandise and service trust income, offset by a $0.1 million decrease in perpetual care trust income in the three months ended September 30, 2015 compared to the same period of 2014. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Financial revenue earned from finance charges on the preneed contracts increased 5.5% in the three months ended September 30, 2015 compared to the same period of 2014, primarily as a result of our increased collection efforts.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2014	2015	Amount	%
Revenues:
Same store operating revenue	$30,633	$32,260	$1,627	5.3%
Acquired operating revenue	1,034	2,526	1,492	144.3%
Cemetery trust earnings	6,072	6,202	130	2.1%
Preneed cemetery finance charges	1,040	1,177	137	13.2%
Total	$38,779	$42,165	$3,386	8.7%

Operating profit:
Same store operating profit	$8,555	$10,153	$1,598	18.7%
Acquired operating profit	239	803	564	236.0%
Cemetery trust earnings	5,943	5,992	49	0.8%
Preneed cemetery finance charges	1,040	1,177	137	13.2%
Total	$15,777	$18,125	$2,348	14.9%
Cemetery same store operating revenues for the nine months ended September 30, 2015 increased $1.6 million, or 5.3%, when compared to the nine months ended September 30, 2014. Approximately 59.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the nine months ended September 30, 2015. Preneed property revenue increased $1.4 million, or 9.7%, as we experienced a 7.1% increase in the number of preneed interment rights (property) sold to 5,796 combined with a 5.4% increase in the average price per interment to $2,938 in the nine months ended September 30, 2015 from the same period of 2014. The increase in the number of interment rights (property) sold was due to higher execution in response to several incentive programs initiated at the end of the first quarter of 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our existing locations. Additionally, preneed merchandise and services revenue increased approximately 0.9% for our same store locations. Same store at-need revenue, which represents approximately 40.4% of our same store operating revenues, increased 1.3% due primarily to a 1.1% increase in the number of contracts to 9,746.
Cemetery same store operating profit for the nine months ended September 30, 2015 increased $1.6 million, or 18.7%. As a percentage of same store revenue, cemetery same store operating profit increased to 31.5% in the nine months ended September 30, 2015 from 27.9% in the same period of 2014. The increase in operating profit was primarily a result of the increase in revenue with operating costs remaining flat. Additionally, we had a combined decrease of approximately $0.7 million in promotional and bad debt expenses.
Cemetery acquired revenue and operating profit increased primarily due to the cemetery acquired in the SCI Acquisition, which contributed approximately $2.2 million in revenue and $0.8 million in operating profit.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased by 2.1%, primarily due to a $0.3 million increase in merchandise and service trust income, offset by a $0.2 million decrease in perpetual care trust income, in the nine months ended September 30, 2015 compared to the same period of 2014. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Financial revenue earned from finance charges on the preneed contracts increased 13.2% in the nine months ended September 30, 2015 compared to the same period of 2014, primarily as a result of our increased collection efforts.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs for the three months ended September 30, 2015 and 2014 remained flat at approximately $2.9 million. Regional and unallocated funeral and cemetery costs for the nine months ended September 30, 2015 increased by $0.8 million, or 11.1%, from the same period of 2014 primarily due to a $0.5 million increase in field incentive compensation, and a $0.4 million increase in salaries and benefits, offset by a slight decrease in termination and acquisition related expenses on a combined basis of $0.1 million.

General and Administrative. General and administrative expenses totaled $6.2 million for the three months ended September 30, 2015, a decrease of $0.3 million, or 4.9%, from the three months ended September 30, 2014. The decrease was primarily attributable to a $0.6 million decrease in corporate incentive compensation and a $0.1 million decrease in public company costs, offset by a $0.2 million increase in salaries and benefits and a $0.2 million increase in non-cash stock compensation expense. General and administrative expenses totaled $20.3 million for the nine months ended September 30, 2015, a decrease of $2.5 million, or 10.8%, from the nine months ended September 30, 2014. The decrease was due primarily to a $1.0 million special one-time bonus payment related to an amended employment agreement and $0.8 million for stock-based compensation related to the performance awards payout in the first nine months of 2014, both of which did not occur in the nine months ended September 30, 2015. Additionally, we a had a decrease of $0.6 million in incentive compensation expense, a $0.6 million decrease in acquisition and divestiture expenses, a $0.4 million decrease in public company costs and a combined decrease of $0.2 million in legal, consulting and regulatory and compliance costs. These decreases were offset by a $0.6 million increase in salaries and benefits and a $0.5 million increase in non-cash stock compensation expense.
Interest Expense. Interest expense was $2.6 million for the three months ended September 30, 2015 compared to $2.2 million for the three months ended September 30, 2014, an increase of approximately $0.4 million. During the three months ended September 30, 2014, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax positions in connection with the completion of an Internal Revenue Service (“IRS”) tax audit for our 2011 tax year that did not occur in the three months ended September 30, 2015. Interest expense related to our term note decreased by approximately $0.3 million in the three months ended September 30, 2015 compared to the same period of 2014 as a result of a lower principal balance during the current period. This decrease was offset by an increase of approximately $0.1 million related to acquisition debt associated with the purchase of a funeral home business in February 2015.
Interest expense was approximately $7.7 million for both the nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2014, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax positions in connection with the completion of an IRS tax audit for our 2011 tax year that did not occur in the nine months ended September 30, 2015. Interest expense decreased by approximately $0.4 million related to our convertible subordinated notes issued in May 2014 which have a lower fixed annual interest rate of 2.75% compared to our redeemed convertible junior subordinated notes which had an annual interest rate of 7.0%. Additionally, interest expense related to our term loan decreased by approximately $0.3 million due a lower principal balance during the nine months ended September 30, 2015 as compared to the same period of 2014, offset by an increase of approximately $0.1 million related to the acquisition debt associated with the purchase of a funeral home business in February 2015.
Accretion of Discount on Convertible Subordinated Notes. For the three and nine months ended September 30, 2015, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.9 million and $2.6 million, respectively, compared to $0.8 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on redemption of convertible junior subordinated debentures. On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding 7% convertible preferred securities (“TIDES”). As of April 16, 2014, all of the TIDES had been redeemed. For the nine months ended September 30, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed.
Other Income. During the nine months ended September 30, 2014, we recognized a gain of $1.1 million in connection with the purchase of a funeral home building previously leased under a capital lease.
Income Taxes. Income tax expense was $2.8 million for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014 and $10.5 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the nine months ended September 30, 2015 compared to 41.5% for the nine months ended September 30, 2014. During the third quarter of 2014, the IRS completed its examination of our tax year ended December 31, 2011. As a result, we reduced previously recorded liabilities related to uncertain tax positions and recognized a benefit of $1.7 million. We also recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax positions. We have approximately $46.4 million of state net operating loss carry forwards that will expire between 2016 and 2036, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At September 30, 2015, the valuation allowance totaled $0.1 million.

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
Cash Flows
We began 2015 with $0.4 million in cash and other liquid investments and ended the third quarter with $0.4 million in cash. As of September 30, 2015, we had borrowings of $63.0 million outstanding on our revolving credit facility compared to $40.5 million outstanding as of December 31, 2014.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2014 and September 30, 2015 (in millions):

	For the Nine Months Ended September 30,
	2014	2015
Cash at January 1st	$1.4	$0.4
Cash flow provided by operating activities	27.6	43.0
Acquisitions and land for new construction	(56.9)	(4.3)
Purchase of land and buildings previously leased	(7.6)	(6.1)
Net proceeds from the sale of businesses and other assets	1.9	—
Growth capital expenditures	(5.3)	(15.9)
Maintenance capital expenditures	(5.3)	(6.9)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	10.4	14.8
Proceeds from issuance of convertible subordinated notes	143.7	—
Payment of debt issuance costs related the convertible subordinated notes	(4.7)	—
Redemption of convertible junior subordinated debentures	(89.7)	—
Payments for performance-based stock awards	(16.2)	—
Dividends on common stock	(1.4)	(1.4)
Excess tax benefit of equity compensation	4.6	0.1
Purchases of treasury stock	—	(23.9)
Payment of loan origination costs related to the credit facility	(0.8)	—
Other financing costs	1.3	0.6
Cash at September 30th	$3.0	$0.4
For the nine months ended September 30, 2015, cash provided by operating activities was $43.0 million compared to cash provided by operating activities of $27.6 million for the nine months ended September 30, 2014, an increase of $15.4 million. As changes in working capital primarily relate to timing differences, the true net cash generated from operating activities during the nine months ended September 30, 2015 was approximately $6.0 million. Favorable changes in our working capital include $8.0 million related to our income taxes payable and $1.0 million related to decreases in our accounts and preneed receivables due to better collections of trade accounts receivable in 2015.

Our investing activities resulted in a net cash outflow of $33.1 million for the nine months ended September 30, 2015 compared to $73.1 million for the nine months ended September 30, 2014, a decrease of $40.0 million. During the nine months ended September 30, 2015, we acquired a funeral home business for approximately $8.8 million, which consisted of $4.25 million paid in cash at closing and $4.5 million which represents the net present value of future deferred payments totaling $5.5 million. We also purchased land and buildings at three funeral home locations that were previously leased for approximately $6.1 million. In addition, capital expenditures totaled $22.8 million, of which $15.9 million and $6.9 million were growth and maintenance capital expenditures, respectively, for the nine months ended September 30, 2015. Our growth capital expenditures were primarily related to construction costs related to three new funeral home facilities of approximately $9.3 million, renovations at certain business locations of $4.4 million and cemetery development costs of $2.2 million. Maintenance capital expenditures in the nine months ended September 30, 2015 were primarily related to corporate payroll and accounting systems improvements of approximately $0.7 million, information technology infrastructure improvements of $0.8 million, vehicle purchases of $1.7 million, general equipment and furniture purchases of $1.4 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $2.3 million.
During the nine months ended September 30, 2014, we acquired certain funeral homes in the SCI Acquisition for $54.9 million and purchased land for $2.0 million for funeral home expansion projects. Additionally, we purchased land and buildings at three funeral home locations that were previously leased for approximately $7.6 million. Capital expenditures totaled $10.6 million, of which $5.3 million and $5.3 million were growth and maintenance capital expenditures, respectively, for the nine months ended September 30, 2014. Additionally, we received net proceeds from the sale of businesses and other assets of $2.0 million in the nine months ended September 30, 2014.
Our financing activities resulted in a net cash outflow of $9.9 million for the nine months ended September 30, 2015 compared to a net cash inflow of $47.0 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we had net borrowings on our revolving credit facility and term loan of $15.5 million. In addition, we purchased treasury stock for $23.9 million. During the nine months ended September 30, 2014, we had net borrowings on our revolving credit facility and term loan of approximately $11.1 million. We had gross proceeds of $143.75 million from the issuance of our convertible subordinated notes in March 2014. We also paid transaction costs of approximately $4.7 million related to the issuance of these notes. In connection with the issuance of the notes, we paid approximately $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. Additionally, during the nine months ended September 30, 2014, we paid approximately $16.2 million related to performance-based stock awards, and we recognized $4.6 million of excess tax benefit of equity compensation related primarily to the payout of the performance-based stock awards in 2014.
Dividends
During the three months ended September 30, 2015, our Board of Directors declared a quarterly dividend of $0.025 per share, totaling approximately $0.5 million, which was paid on September 1, 2015 to record holders of our common stock as of August 14, 2015. For the nine months ended September 30, 2014 and 2015, we paid total dividends of approximately $1.4 million. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Share Repurchase Program
On May 19, 2015, our Board of Directors approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On September 28, 2015, our Board of Directors approved a $20.0 million increase in its authorization for repurchases of the Company's common stock bringing the total amount authorized to $45.0 million. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the three and nine months ended September 30, 2015, we purchased 1,079,985 and 1,204,985 shares of our common stock for a total cost of approximately $24.2 million and $27.3 million, respectively. Approximately $3.4 million settled after the quarter ended.

Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at September 30, 2015 totaled $184.7 million and consisted of $113.3 million under our term loan, $63.0 million outstanding under our revolving credit facility and $8.4 million in acquisition indebtedness and capital lease obligations.
As of September 30, 2015, we had a $325 million secured bank credit facility (the “Credit Facility”) with Bank of America, N.A. as Administrative Agent, comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Facility also contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. As of September 30, 2015, we had outstanding borrowings under the revolving credit facility of $63.0 million and approximately $113.3 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2015. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. At September 30, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2015 was 2.6% and 2.5%, respectively.
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
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2015. Key ratios that we must comply with include a Total Debt to EBITDA ratio, that as of the last day of each quarter, must not be greater than 3.50 to 1.00 and a fixed charge coverage ratio that must not be less than 1.20 to 1.00. As of September 30, 2015, the leverage ratio was 2.66 to 1.00 and the fixed charge coverage ratio was 2.78 to 1.00. The increase in the leverage ratio above 2.50 to 1.00 at June 30, 2015 automatically triggered a 50 basis point interest rate increase on our outstanding revolving credit facility in the third quarter of 2015.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due March 15, 2021 (the “Notes”). The Notes bear interest at 2.75% per year. Interest on the Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
At September 30, 2015, the carrying amount of the equity component was approximately $18.0 million. At September 30, 2015, the principal amount of the liability component was $143.75 million and the net carrying amount was $117.1 million. The unamortized discount of $26.7 million as of September 30, 2015 is being amortized over the remaining term. The effective interest rate on the liability component for the three and nine months ended September 30, 2014 and 2015 was 6.75%.
Interest expense on the Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2014 and 2015 and $2.1 million and $3.0 million for the nine months ended September 30, 2014 and 2015, respectively. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended September 30, 2014 and 2015 and $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2015, respectively. Accretion of the discount on the convertible subordinated notes was $0.8 million and $0.9 million for the three months ended September 30, 2014 and 2015, respectively, and $1.6 million and $2.6 million for the nine months ended September 30, 2014 and 2015, respectively. The unamortized discount is being amortized over the remaining term of the Notes.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2015 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2015 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4 and 7 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.52% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2015, we had outstanding borrowings of $63.0 million under our $200.0 million revolving credit facility and approximately $113.3 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.8 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our convertible subordinated notes bear interest at a fixed rate of 2.75% per year. The Notes do not contain a call feature. At September 30, 2015, the fair value of these notes was approximately $158.8 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three and nine months ended September 30, 2015, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As discussed in Note 12 to the Consolidated Financial Statements, on May 19, 2015 our Board of Directors approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act. On September 28, 2015, our Board of Directors approved a $20.0 million increase in its authorization for repurchases of the Company's common stock bringing the total amount authorized to $45.0 million.
Pursuant to the program, we repurchased the following shares during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2015 - July 31, 2015	—	$—	—	$21,918,038
August 1, 2015 - August 31, 2015	519,007	$23.26	519,007	$9,845,975
September 1 - September 30, 2015	560,978	$21.69	560,978	$17,678,463

Total for the quarter ended September 30, 2015	1,079,985		1,079,985

Since the inception of the repurchase program through September 30, 2015, we have purchased a total of 1,204,985 shares for a total cost of approximately $27.3 million, of which approximately $3.4 million, or 160,946 shares, settled after the third quarter of 2015 ended. Shares purchased pursuant to the repurchase program are currently being held as treasury shares.

Item 6.	Exhibits

Exhibit No.	Description

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	November 3, 2015	/s/ Viki K. Blinderman
Viki K. Blinderman
Co-Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

_______________________________

*	Filed herewith.

**	Furnished herewith.