Form 10-K
period 2015-12-31
CARRIAGE SERVICES INC
filed 2016-02-23
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2015
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $389.3 million based on the closing price of $23.88 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 20, 2016 was 16,633,557.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ability to find and retain skilled personnel;

•	the effects of competition;

•	the execution of our Standards Operating, 4E leadership and Standard Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry; and

•	other factors and uncertainties inherent in the deathcare industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, Item 1A, Risk Factors.
Investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of deathcare services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 77% of our total revenue, and cemetery operations, which currently account for approximately 23% of our total revenue. At December 31, 2015, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
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

CURRENT YEAR DEVELOPMENTS
Acquisitions. During 2015, we acquired two funeral home businesses. We acquired a funeral home business in Clarksville, Tennessee in February 2015 and another funeral home business in Wake Forest, North Carolina in November 2015. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Construction of New Funeral Homes. During the year ended December 31, 2015, we completed the construction of and began operating three new funeral homes, two funeral homes in Texas and one funeral home in Florida. The funeral home constructed in Florida previously leased its facility and upon completion, moved operations to the newly constructed facility.
Credit Facility. On May 20, 2015, we entered into a sixth amendment (the “Sixth Amendment”) to our secured bank credit facility with Bank of America, N.A. as administrative agent (the “Credit Agreement”), comprised of a $200 million revolving credit facility and a $125 million term loan (collectively, the “Credit Facility”). The Sixth Amendment provides that, among other things, we may repurchase our common stock so long as at the time of such repurchase there have been no defaults under the Credit Agreement, we have at least $15.0 million of unrestricted cash and undrawn borrowing capacity under the Credit Agreement and the senior leverage ratios is less than 3.25 to 1.00.

Subsequent Event. On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of 2.75% Convertible Subordinated Notes issued on or about March 19, 2014 and due March 15, 2021 (the “Convertible Notes”) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020.
Share Repurchase Program. On May 19, 2015, our Board of Directors (the “Board”) approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On September 28, 2015, our Board authorized additional repurchases of $20.0 million of our common stock bringing the total authorized repurchase amount to $45.0 million. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, representing the entire authorized repurchase amount, at an average cost of $23.34 per share. Our shares were purchased in the open market or in privately negotiated transactions. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
Executive Leadership Changes. On May 21, 2015, L. William Heiligbrodt, as a result of his announced retirement as of March 4, 2016 from the Company, resigned as Executive Vice President, Principal Financial Officer and Secretary. Effective May 21, 2015, Carl B. Brink became the Company’s Principal Financial Officer and Viki K. Blinderman became the Company's Secretary. On August 4, 2015, the Board appointed Viki K. Blinderman and Carl B. Brink as Co-Chief Financial Officers. Ms. Blinderman also currently serves as the Company's Chief Accounting Officer, Principal Accounting Officer and Secretary and Mr. Brink currently serves as the Company's Treasurer.
New Board Member. On September 28, 2015, our Board increased the total size of the Board from five to six members. On the same day, the Board elected Dr. Bryan Leibman to serve as a Class II Director until the 2016 annual meeting of shareholders.
Capital. Our Board declared and paid four quarterly dividends of $0.025 per share. For our 2015 fiscal year, we paid approximately $1.8 million in dividends.

DEATHCARE INDUSTRY
Deathcare companies provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The deathcare industry in the United States is characterized by the following fundamental attributes (the statistics included in this Form 10-K are from reports compiled by Sundale Research, which are based on information from the U.S. Department of Commerce).
Deaths and Death Rates
During 2015, the number of deaths in the United States increased by approximately 1.9% following a 1.2% and a 2.1% increase in 2014 and 2013, respectively. The rapidly growing and aging population (more than half of the U.S. population will be over the age of 50 within five years), is expected to result in a considerable increase in the number of deaths, fueling growth in the funeral and cremation services and supplies industry. The number of Americans age 65 and over is expected to increase from 45.3 million in 2014 to 52.5 million in 2019, reflecting an average annual growth rate of 3.0%. Overall, the number of deaths in the United States is expected to increase by an average of 1.7% per year reaching an estimated 2.9 million in 2019. Beyond 2019, the annual death rate is projected to spike even more as older “Baby Boomers” start passing away.
Burial and Cremation Rates
While the number of deaths is expected to increase over the next few years, the burial rate is expected to continue to decline. In 2015, the number of burials in the United States decreased by an estimated 0.8%, following declines of 1.8% and 1.5% in 2014 and 2013, respectively. The number of burials in the United States is estimated to fall by an average of 1.5% per year through 2019, as the burial rate is expected to decrease by more than seven percentage points during this time. In 2015, the burial rate was estimated to be 51.6% and is estimated to fall to 45.2% in 2019. Nonetheless, the sheer volume of burials is expected to continue to outnumber cremations through 2016, before the burial rate drops below 50.0% during the 2017 to 2019 period. Even after burials no longer outnumber cremations, it is still estimated that there will be approximately 1.29 million burials in 2019.
In 2015, the number of cremations in the United States increased by an estimated 4.9%, following increases of 4.8% and 6.8% in 2014 and 2013, respectively. Slower growth is expected through 2019, due in part to the sheer size of the market for cremations; however, shifting preferences will continue to lead to a considerable rise in cremations. The number of cremations in the United States is expected to grow by an average of 4.9% per year through 2019. In 2019, it is estimated that there will be approximately 1.57 million cremations in the United States and a cremation rate of 54.8%. There are several factors leading to the increase in the number of cremations in the United States including the money savings and convenience of cremations compared to a traditional burial. Additionally, cremation is being increasingly accepted as part of a package of funeral services that includes memorials, merchandise and options for the interment of cremated remains. Cemeteries are more affected by the increasing cremation trend than funeral homes.
Highly Fragmented Ownership
Our industry, after over 50 years of consolidation, remains highly fragmented, and succession planning issues have become more difficult and complex than ever. We believe Carriage offers a highly attractive succession planning option for owners who want their legacy family business to remain operationally prosperous in their local communities. We also believe that our decentralized operating framework will continue to attract some of the top, more entrepreneurial talent in our industry.
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

BUSINESS STRATEGY
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. We believe Carriage has the most innovative and transparent operating and reporting processes in the deathcare industry, which we are able to achieve through a decentralized, high-performance cultural operating framework linked with incentive compensation programs that attract top-quality industry talent at all levels.
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
Our five Guiding Principles collectively embody our Being The Best high-performance cultural, operating framework. Our general operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model

•	4E Leadership Model; and

•	Strategic Acquisition Model.

Standards Operating Model

Our Standards Operating Model eliminated the use of financial budgets which freed up enormous amounts of time to focus and work on growing each local business de-centrally and improving the quality and skills of the staff. Instead of the budget and control model, our Standards Operating Model and the underlying standards which we refer to as “Being The Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business. Our Standards Operating Model align our financial incentives for Managing Partners of each business with 4E Leadership skills and their teams who consistently achieve a high level of standards. Our Standards Operating Model is not designed to produce maximum short-term earnings because Carriage does not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings. Important elements of our Standards Operating Model include:

•
Balanced Operating Model – We believe a decentralized structure works best in the deathcare industry. Successful execution of our Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, people and operating financial metrics.

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

4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level of standards in a business year after year, we require “A Players” in charge that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive teams locally that produce results.
Strategic Acquisition Model
Our Standards Operating Model led to the development of our Strategic Acquisition Model, which guides our acquisition strategy. Both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue and earnings and cash flow. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition candidates. As we execute this strategy over time, we will acquire larger, higher margin strategic businesses.
We have learned that the long-term growth or decline of a local branded deathcare business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenues and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use the following criteria, to name a few, to rank the strategic position of each potential acquisition:

•	volume and price trends;

•	size of business;

•	size of market;

•	competitive standing;

•	demographics;

•	strength of brand; and

•	barriers to entry.
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
Other elements of our overall business strategy include the following:
Enhancement of Funeral and Cremation Services. Personalization and pre-planning continue to be two of the most important trends in the funeral and cremation services and merchandise industry, but the move toward more cremations may be the most significant. This has been evident over the past several years, as the number of cremations rose at a considerable rate, while the number of deaths in the United States has been trending upward. Improving economic conditions and rising disposable incomes are leading to solid industry growth, as consumers are spending more on funeral and cremations services and merchandise. While this trend will likely continue through at least 2019, other factors will lead to rising industry revenues, including a steady increase in the number of deaths and more spending on additional or unique funeral and cremation services. The percentage of funeral services performed by our funeral homes for which cremation was chosen was 46.9% for the year ended December 31, 2013, 47.3% for the year ended December 31, 2014 and 48.9% for the year ended December 31, 2015. For the year ended December 31, 2015, 65.8% of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 34.2% included services, as compared to 67.0% and 33.0%, respectively, for the year ended December 31, 2014. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on increasing the percentage of our cremation customers that choose services. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering additional services and merchandise, including counseling referrals, video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
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
Preneed Cemetery Sales Program. A significant portion of our historical cemetery revenues are represented by sales of cemetery property sold by our sales professionals on a preneed basis. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate. In 2015, our preneed cemetery sales increased 13.3% compared to 2014.
OUR STRENGTHS
Market Leader. Our operations are located in principally suburban and rural markets, where we primarily compete with smaller, independent operators. We focus on markets that perform better than the industry average and are generally insulated from economic and demographic changes.
High Performance, Decentralized, Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners, individuals with extensive deathcare experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards based on our Standards Operating Model that are custom designed for each of four business groupings. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior management maintains supervisory controls and provides support services from our corporate headquarters. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
Flexible Capital Structure. We have no near-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth opportunities, such as business acquisitions and cemetery inventory projects. For additional information regarding our capital structure, please see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from operations for 2015 totaled $49.9 million, which was used primarily for the construction of three new funeral homes, two business acquisitions and our working capital needs. Our adjusted free cash flow, which we define as net cash provided by operations, adjusted by special items as deemed necessary, less cash for maintenance capital expenditures totaled $43.7 million for the year ended December 31, 2015. Going forward, we intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
Strong Field-Level Gross Profit Margins. We believe that we have strong field-level gross profit margins and that this performance is a testament to the success of our business strategies. Our strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
Effective Execution of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our particular markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 80% of our funeral revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business without having to rely on preneed sales.

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
Proven Leadership Team. Our leadership team is comprised of nine members which we refer to as our Operations and Strategic Growth Leadership Team (“OSGLT”), headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne and our President and Vice Chairman of the Board, David J. DeCarlo. The team is also comprised of seven leaders of our operations, accounting, legal, tax, human resources and treasury departments and is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture emphasizing the 4Es (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the deathcare industry evolves. We are committed to continue operating an efficient corporate organization and strengthening our corporate and local business leadership. Our businesses are organized into three regions, each headed by a Regional Partner who is a member of the OSGLT. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2015, we operated 167 funeral homes in 27 states. Funeral home revenues currently account for approximately 77% of our total revenues. The funeral home operations are managed by a team of experienced deathcare industry professionals and selected region-level individuals with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to our funeral home operations.
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
Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within twenty-four hours. Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

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
Cemetery Operations
As of December 31, 2015, we operated 32 cemeteries in 11 states. Cemetery revenues currently account for approximately 23% of our total revenues. The cemetery operations are managed by a team of experienced deathcare industry and sales professionals. See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to our cemetery operations.
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

Preneed Programs
We market funeral and cemetery services and products on a preneed basis at the local, business level. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making deathcare plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. These methods are intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Insurance Commission within Funeral Revenues. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
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
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges within Revenues from cemetery operations. In substantially all cases, we receive an initial down payment at the time the contract is signed. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount related to the interment right has been collected. Merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for bad debts and customer cancellations are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
We sold 6,940 and 7,797 preneed funeral contracts, net of cancellations, during the years ended December 31, 2014 and 2015, respectively. At December 31, 2015, we had a backlog of 84,353 preneed funeral contracts and 63,178 preneed cemetery contracts to be delivered in the future. Approximately 19% of our funeral contract volumes during the years ended December 31, 2014 and 2015 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 49% of our net cemetery revenues for 2014 and 2015.
At December 31, 2015, we employed a staff of 183 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making at-need and pre-need funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. At December 31, 2015, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned and the receipt and recognition of any insurance benefits are deferred until the service is performed. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while the insurance contracts are not on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $423.1 million as of December 31, 2015.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We were able to withdraw $0.6 million in trust income prior to delivery in those states in 2014. We did not withdraw any trust income in 2015. Cemetery merchandise and service trust fund balances totaled approximately $63.3 million as of December 31, 2015.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned, in Revenues from cemetery operations. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $43.1 million at December 31, 2015.
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
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items.
Environmental. Our operations are also subject to stringent federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we will not incur substantial costs in the future.
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
EMPLOYEES
As of December 31, 2015, we and our subsidiaries employed 2,317 employees, of whom 1041 were full-time and 1,276 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. We believe that we maintain a good relationship with our employees. None of our employees are represented by unions.

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
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors – Corporate Governance.” Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002.
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

Improved performance in our funeral and cemetery segments is dependent upon successful execution of our Standards Operating Model.
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, people and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have an adverse effect on our financial condition, results of operations and cash flows.
Our “Good to Great” incentive program could result in significant future payments to our Managing Partners.
In January, 2012, in order to continue to align our Managing Partners' incentives with the long-term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The initial Performance Period commenced on January 1, 2012 and will end on December 31, 2016. The Performance Periods for new Managing Partners commences each year after 2012. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares our common stock determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance. In the event that a large number of our Managing Partners earn a bonus under this program, we could incur a material outlay of capital beginning in 2017, and this incentive program could result in a decrease in net income.
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
Significant declines in preneed sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenues.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Preneed funeral trust funds	13.2%	7.4%	-2.2%
Preneed cemetery trust funds	14.2%	8.3%	-3.0%
Perpetual care trust funds	14.2%	8.4%	-3.3%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant, recurring and sustained declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2015, no such charge was required. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
The terms of our Credit Agreement and the Convertible Notes may limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.
Our Credit Agreement also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply could result in a default under any future debt instrument, which could result in acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our Credit Agreement, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.
Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill, intangible assets and long-lived asset impairments.
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill impairment test we performed as of August 31, 2015 and our annual review of intangible assets and long-lived assets as of December 31, 2015, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in an impairment of our goodwill, intangible assets and/or long-lived assets.

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
Our cemetery and funeral home operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety aspects of the operations, the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may restrict or impact our business in many ways, including requiring the acquisition of a permit before conducting regulated activities, restricting the types, quantities and concentration of substances that can be released into the environment, applying specific health and safety criteria addressing worker protection, and imposing substantial liabilities for any pollution resulting from our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations and any failure to comply may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial or corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting our activities. Failure to appropriately transport and dispose of generated wastes, used chemicals or other regulated substances, or any spills or other unauthorized releases of regulated substances in the course of our operations could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations, and result in neighboring landowners and other third parties filing claims for personal injury, property damage and natural resource damage allegedly caused by such non-compliant activities or spills or releases. Certain of these laws may impose strict, joint and several liabilities upon us for the remediation of contaminated property resulting from our or a predecessor owner's or operator's operations. We may not be able to recover some or any of these costs from insurance or contractual indemnifications. Moreover, changes in environmental laws, regulations and enforcement policies occur frequently, and any changes that result in more stringent or costly emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2015, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states. We own the real estate and buildings for 141 of our funeral homes and lease 26 facilities. We owned 28 cemeteries and operated four cemeteries under long-term contracts with municipalities and non-profit organizations at December 31, 2015. We operate 13 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same management. The 32 cemeteries, operated by us have an inventory of unsold developed lots totaling approximately 152,115 and 142,725 at December 31, 2014 and 2015, respectively. In addition, approximately 458 acres are available for future development. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future. The specialized nature of our business requires that our facilities be well-maintained. Management believes we currently meet this standard.

The following table sets forth certain information as of December 31, 2015, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	22	6	4	—
Connecticut	8	2	—	—
Florida	8	8	5	3
Georgia	5	—	—	—
Idaho	5	1	3	—
Illinois	2	1	1	—
Kansas	2	—	—	—
Kentucky	9	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	2	—	—	—
North Carolina	4	1	1	—
Ohio	4	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	1	—	—	—
Rhode Island	4	—	—	—
Tennessee	5	—	—	—
Texas	19	1	7	—
Virginia	5	1	—	—
Washington	2	—	—	—
West Virginia	1	1	—	—
Total	141	26	28	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from three months to 11 years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2015, we owned and operated 691 vehicles and leased 4 vehicles.

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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2015	High	Low
First Quarter	$25.20	$19.41
Second Quarter	$25.65	$22.98
Third Quarter	$24.57	$20.03
Fourth Quarter	$25.96	$21.01

2014	High	Low
First Quarter	$22.48	$16.71
Second Quarter	$18.90	$15.25
Third Quarter	$19.16	$15.76
Fourth Quarter	$21.30	$17.18
As of February 20, 2016, there were 16,633,557 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $21.07 per share. The shares of common stock outstanding are held by approximately 450 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,000 beneficial owners of our common stock.
DIVIDENDS
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, to record holders of our common stock as of February 13, 2015, May 14, 2015, August 14, 2015 and November 13, 2015, respectively. We intend to pay dividends in 2016.
EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On May 19, 2015, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act. On September 28, 2015, our Board authorized additional repurchases of $20.0 million of our common stock bringing the total authorized repurchase amount to $45.0 million. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, representing the entire authorized repurchase amount, at an average cost of $23.34 per share. Our shares were purchased in the open market or in privately negotiated transactions. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
Pursuant to the share repurchase program, we repurchased the following shares during 2015:

Period	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased Under the Program

April 1, 2015 - April 30, 2015	—	$—	$—
May 1, 2015 - May 31, 2105	30,000	$25.18	$24,244,737
June 1, 2015 - June 30, 2015	95,000	$24.49	$21,918,039
Total for quarter ending June 30, 2015	125,000

July 1, 2015 - July 31, 2015	—	$—	$21,918,039
August 1, 2015 - August 31, 2015	519,007	$23.26	$9,845,975
September 1, 2015 - September 30, 2015	560,978	$21.69	$17,678,463
Total for quarter ending September 30, 2015	1,079,985

October 1, 2015 - October 31, 2015	—	$—	$17,678,463
November 1, 2015 - November 30, 2015	544,980	$24.17	$4,508,919
December 1, 2015 - December 31, 2015	177,700	$25.37	$960
Total for quarter ending December 31, 2015	722,680

Total for the year ending December 31, 2015	1,927,665

(1)	No repurchases were made other than through the publicly announced program.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2010, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

*	$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Peer Group includes SCI and StoneMor.

	12/10	12/11	12/12	12/13	12/14	12/15
Carriage Services, Inc.	$100.00	$117.00	$251.16	$415.65	$448.32	$517.95
Russell 3000	100.00	101.03	117.62	157.10	176.82	177.65
Peer Group	100.00	122.69	159.97	217.74	274.47	316.47
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2011, 2012, 2013, 2014 and 2015. These historical results are not indicative of our future performance.

You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2011	2012	2013	2014	2015
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$139,911	$150,803	$163,082	$173,735	$185,818
Cemetery	42,402	47,388	49,992	52,389	56,684
Total revenues	182,313	198,191	213,074	226,124	242,502
Gross profit:
Funeral	41,880	47,260	48,874	54,102	59,434
Cemetery	9,536	13,967	15,411	15,906	18,074
Total gross profit	51,416	61,227	64,285	70,008	77,508
General and administrative expenses	23,557	24,960	27,379	30,293	28,860
Operating income	27,859	36,267	36,906	39,715	48,648
Interest expense	(18,089)	(17,088)	(12,622)	(10,308)	(10,559)
Accretion of discount on convertible subordinated notes	—	—	—	(2,452)	(3,454)
Gain on repurchase of junior subordinated debentures	846	—	—	—	—
Loss on early extinguishment of debt and other costs	(201)	(3,031)	—	(1,042)	—
Loss on redemption of convertible junior subordinated debentures	—	—	—	(3,779)	—
Other, net	52	963	81	567	(45)
Income before income taxes	10,467	17,111	24,365	22,701	34,590
Provision for income taxes, net	(4,448)	(6,794)	(9,245)	(7,255)	(13,737)
Net income from continuing operations	6,019	10,317	15,120	15,446	20,853
Income from discontinued operations	959	1,086	4,176	392	—
Preferred stock dividend	14	14	4	—	—
Net income attributable to common shareholders	$6,964	$11,389	$19,292	$15,838	$20,853
Earnings per share
Basic:
Continuing operations	$0.33	$0.57	$0.83	$0.84	$1.16
Discontinued operations	0.05	0.06	0.23	0.02	—
Basic earnings per share	$0.38	$0.63	$1.06	$0.86	$1.16
Diluted:
Continuing operations	$0.33	$0.57	$0.82	$0.83	$1.12
Discontinued operations	0.05	0.06	0.18	0.02	—
Diluted earnings per share	$0.38	$0.63	$1.00	$0.85	$1.12
Dividends declared per share	$0.075	$0.100	$0.100	$0.100	$0.100
Weighted average number of common and common equivalent shares outstanding:
Basic	18,359	18,126	17,826	18,108	17,791
Diluted	18,397	18,226	22,393	18,257	18,317
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	159	167	161	164	167
Cemeteries at end of period	33	33	32	32	32
Funeral services performed	26,245	27,864	29,854	31,402	32,627
Preneed funeral contracts sold	6,980	6,792	8,125	6,940	7,797
Backlog of preneed funeral contracts	81,030	81,585	80,714	82,842	84,353
Backlog of preneed cemetery contracts	64,807	64,580	63,453	63,322	63,178
Average revenue per funeral contract	$5,262	$5,347	$5,365	$5,453	$5,621
Cremation rate	45.3%	46.2%	46.9%	47.3%	48.9%
Depreciation and amortization	$9,450	$9,916	$11,635	$11,923	$13,780
BALANCE SHEET DATA:
Total assets	$672,777	$738,085	$746,599	$827,528	$837,353
Working capital	(1,097)	(9,036)	(11,503)	3,755	(3,457)
Long-term debt, net of current maturities	135,000	163,541	142,542	152,387	196,454
Convertible junior subordinated debenture	89,770	89,770	89,770	—	—
Convertible subordinated notes	—	—	—	114,542	117,996
Stockholders’ equity	126,778	134,818	155,973	179,875	157,594

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: funeral home operations, which account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. At December 31, 2015, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states within the United States. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. Substantially all administrative activities are conducted in our home office in Houston, Texas.
We have implemented a long-term strategy in our operations designed to improve operating and financial results by growing market share and increasing profitability. We have a decentralized, entrepreneurial and local operating model that includes operating and financial standards developed from our best operations, along with an incentive compensation plan to reward Managing Partners for successfully meeting or exceeding the standards. The model essentially eliminated the use of line-item financial budgets at the location level in favor of the standards. The operating model and its standards, which we refer to as our Standards Operating Model, focuses on the key drivers of a successful operation, organized around three primary areas – market share, people and operating financial metrics that drive long-term performance. The model and standards are the measures by which we judge the success of each business. Our Standards Operating Model aligns our financial incentives for Managing Partners of each business with 4E Leadership skills and their teams who consistently achieve a high level of standards. To date, our Standards Operating Model has driven significant changes in our organization, leadership and operating practices. Most importantly, our Standards Operating Model enables us to determine the sustainable revenue growth and earning power of our portfolio of deathcare businesses. The standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable without ultimately stressing the business, which often leads to declining market share, revenues and earnings.
In 2012, we began a five year incentive plan, called “Good to Great,” which rewards business managers, known as “Managing Partners,” with a bonus at the end of five years, equal to a ratio of four to six times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. After each five year incentive plan is achieved and paid out, a new five year plan begins.
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
Our funeral volumes, including contracts from acquisitions, have increased from 26,245 in 2011 to 32,627 in 2015 (compound annual increase of 5.6%). Our funeral operating revenue, excluding financial revenue, has increased from $131.8 million in 2011 to $176.4 million in 2015 (compound annual increase of 7.5%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $8.0 million in 2011 to $9.4 million in 2015. We experienced a 0.9% increase in volumes in comparing the year ended December 31, 2015 to the year ended December 31, 2014 on a same store basis, while the same store average revenue per contract for the year ended December 31, 2015 increased 2.1% compared to the year ended December 31, 2014.
The percentage of funeral services involving cremations has increased from 45.3% for the year ended December 31, 2011 to 48.9% for the year ended December 31, 2015. On a same store basis, the cremation rate has risen from 45.4% in 2011 to 50.9% for the year ended December 31, 2015, while the cremation rate for our acquired funeral home businesses has remained flat at 42.3% for the year ended December 31, 2011 compared to 42.0% for the year ended December 31, 2015.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% and 49.5% of our cemetery revenues related to preneed sales of interment rights and related merchandise and services for the years ended December 31, 2014 and 2015, respectively. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Our cemetery financial performance from 2011 through 2015 was characterized by increasing levels of operating revenues and field-level cemetery profit margins. Cemetery operating revenue, excluding financial revenue, increased from $36.5 million in 2011 to $46.7 million in 2015 and increased 8.9% over 2014. Additional cemetery revenue from preneed finance charges and trust earnings has increased from $5.9 million in 2011 to $10.0 million in 2015. Changes in the capital markets and interest rates affect this component of our cemetery revenues. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures is designed to continually expand our cemetery product offerings.
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
Preneed funeral contracts are usually paid on an installment basis at the local, business level. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. These methods are intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected as Preneed Funeral Commission Income within Revenues from funeral operations. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected as Preneed Cemetery Finance Charges within Revenues from cemetery operations. In substantially all cases, we receive an initial down payment at the time the contract is signed. In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust.
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisor (CSV RIA) or independent financial advisors. At December 31, 2015, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
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
Income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds increased $0.8 million, or 5.4% for the year ended December 31, 2015, as compared to 2014 as a result of higher income from fixed income securities and from capital gains recognized in the portfolios. For the five year period ended December 31, 2015, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 37.2% return. Investment income realized in the perpetual care trust funds (except for capital gains) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the services and merchandise are delivered to the customer.

Acquisitions
During 2015, we acquired two funeral home businesses, one in Clarksville, Tennessee and one in Wake Forest, North Carolina, for the aggregate purchase price of approximately $15.0 million. The purchase price for both businesses consisted of approximately (i) $9.7 million paid in cash at closing, (ii) $4.5 million, the net present value of future deferred payments totaling $5.5 million and (iii) $0.8 million, the net present value of contingent consideration totaling $1.0 million. In 2014,we acquired six businesses from SCI which included four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for approximately $54.9 million. Additionally, we acquired real estate for approximately $3.0 million to be used for funeral home expansion projects.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our significant accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information.

Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States, and we performed our annual impairment test of goodwill using information as of August 31, 2015.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2014 and 2015; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.
The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and the second step is not required. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Our methodology for determining a market approach fair value utilizes recent sales transactions in the industry. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public deathcare companies. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment testing needs to be performed. This step compares the implied fair value of goodwill to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge is recorded in an amount equal to the difference.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in the years ended December 31, 2013, 2014 or 2015. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
In 2014, we recognized an impairment of approximately $1.2 million for a discontinued location as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1, 4 and 5 for additional information.
Intangible Assets

Our intangible assets include tradenames resulting from acquisitions. Our tradenames are included in Deferred costs and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. We test for impairment of intangible assets annually at year end in accordance with the Intangibles Topic of Accounting Standards Codification (“ASC”) 350.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We conducted qualitative assessments in 2013, 2014 and 2015.

In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends. For the years ended December 31, 2013, 2014 and 2015, no impairments were identified.

Long-Lived Assets

We review the carrying value of our long-lived assets for impairment at least annually or whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable, in accordance with the Property, Plant, and Equipment Topic of ASC 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative EBITDA for consecutive years or there has been a decline in EBITDA for consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin or a decline in operating margin over a multiple year period. We review our long-lived assets if deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2015, no impairments were identified.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return and separate state income tax returns in 14 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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
Trust management fees are earned by us for investment management and advisory services that are provided by CSV RIA. As of December 31, 2015, CSV RIA provided these services to two institutions which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which advisory services are provided.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10 for additional related disclosures.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
• Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
• Level 2 — inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
• Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented in Part II, Item 8, Financial Statements and Supplementary Data in Note 6 and 10. We currently do not have any assets that have fair values determined by Level 3 inputs. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2015, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (i) the investor has the ability and intent to hold an investment and (ii) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment will be made to reduce the carrying amount to fair value. For the years ended December 31, 2014 and 2015, we recorded impairment charges of $0.4 million and $1.8 million, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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

For more information regarding fair value measurements, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11.
Computation of Earnings per Common Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, our convertible junior subordinated debentures and our Convertible Notes.
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

The fully diluted weighted average shares outstanding for the year ended December 31, 2015, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares for the year ended December 31, 2014 that would have been issued upon conversion under the if-converted method for our Convertible Notes.
The fully diluted weighted average shares outstanding for the year ended December 31, 2013, and the corresponding calculation of fully diluted earnings per share, included approximately 4.4 million shares that would have been issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by ASC 260. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the years ended December 31, 2014 and 2015.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2013, 2014 and 2015 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 20.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2015 through the date that the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Part II, Item 8, Financial Statement and Supplementary Data, Note 25.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

Classification of Deferred Taxes
In November 2015, the FASB issued ASU, Income Taxes – Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2017 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Simplifying the Accounting for Measurement – Period Adjustments for Business Combinations
In September 2015, the FASB issued ASU, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period that have an adjustment to provisional amounts recognized. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These include the effect on earnings of changes in depreciation, amortization, or other income effects as if the accounting had been completed at the acquisition date. The entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. Our adoption of this ASU for our fiscal year beginning January 1, 2016 is not expected to have a material effect on our financial statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU, Inventory – Simplifying the Measurement of Inventory (Topic 330). This ASU applies to all inventory, including inventory that is measured using the first-in, first-out (FIFO) or average cost method. This ASU does not apply to the last-in, first-out (LIFO) or the retail inventory method. This ASU requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, this ASU requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation will result in debt issuance costs being presented in the same way debt discounts have historically been addressed. This ASU does not change the recognition, measurement or subsequent measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. These disclosures include the nature and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on debt issuance costs asset and the debt liability. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.

Cloud Computing Arrangements
In April 2015, the FASB issued ASU, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), to provide guidance on whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then an entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, an entity should account for the arrangement as a service contract. The new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We plan to adopt these provisions for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.
Extraordinary and Unusual Items
In January 2015, the FASB issued ASU, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of reporting extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply this ASU prospectively. A reporting entity may also apply this ASU retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We plan to adopt these provisions for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.
Going Concern
In August 2014, the FASB issued ASU, Presentation of Financial Statements – Going Concern (Subtopic 205-40). This ASU provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently U.S. auditing standards. Specifically, this ASU provides a definition of the term substantial doubt, requires evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, requires an express statement and other disclosures when substantial doubt is not alleviated and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We plan to adopt these provisions for our fiscal year beginning January 1, 2017.
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

SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data for us expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Total gross profit	30.2%	31.0%	32.0%
General and administrative expenses	12.8%	13.4%	11.9%
Operating income	17.3%	17.6%	20.1%
Interest expense	5.9%	4.6%	4.4%
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2013	2014	2015
Funeral homes at beginning of period	167	161	164
Acquisitions	2	6	2
Constructed funeral homes	—	—	3
Divestitures	(7)	(2)	—
Mergers and relocation of funeral homes	(1)	(1)	(2)
Funeral homes at end of period	161	164	167

Cemeteries at beginning of period	33	32	32
Acquisitions	—	1	—
Divestitures	(1)	(1)	—
Cemeteries at end of period	32	32	32
YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
Financial Highlights
Total revenue for the year ended December 31, 2015 was $242.5 million compared to $226.1 million for the comparable period of 2014, an increase of $16.4 million, or 7.2% as we experienced a 3.9% increase in total funeral contracts and a 9.6% increase in cemetery preneed property sale contracts in the year ended December 31, 2015. Operating income also increased $8.9 million, or 22.5%, and our total field margins improved to 32.0% in 2015 from 31.0% in 2014. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income from continuing operations for the year ended December 31, 2015 totaled $20.8 million, equal to $1.12 per diluted share, as compared to $15.4 million for the year ended December 31, 2014, or $0.83 per diluted share.
Income from discontinued operations, net of tax, was $0.4 million for the year ended December 31, 2014. Effective January 1, 2015, we adopted the FASB's new guidance for reporting discontinued operations. As such, we no longer report discontinued operations unless the disposal represents a strategic shift that has a major effect on our operations and financial results. There were no divestitures of any of our funeral or cemetery businesses in 2015.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the year ending December 31, 2015. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
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
In certain states, we are allowed to withdraw realized trust earnings prior to delivery from cemetery merchandise and services trusts, which management describes as “Withdrawable Trust Income.” The Withdrawable Trust Income, pre-tax, totaled $0.6 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. While the Withdrawable Trust Income is not recognized as revenue in our Consolidated Statements of Operations, it increases cash flow from operations. The Withdrawable Trust Income is treated as a special item in our adjusted net income calculation.
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

	Year Ended December 31,
(In millions)	2014	2015
Net income from continuing operations, as reported	$15.4	$20.8
After-tax Special Items, except for **
Withdrawable trust income	1.2	0.4
Acquisition and divestiture expenses	0.7	0.4
Severance costs	0.7	0.6
Consulting fees	0.3	1.3
Other incentive compensation	0.7	—
Accretion of discount on convertible subordinated notes**	2.5	3.5
Costs related to the credit facility	0.7	—
Loss on redemption of convertible junior subordinated debentures	2.5	—
Net gain on asset purchase	(0.4)	—
Other special items	0.5	0.2
Tax adjustment from prior period**	—	0.1
Adjusted net income	$24.8	$27.3

The following is a discussion of our results of operations for the years ended December 31, 2015 and 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2011 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2010 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Results of Operations
Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from funeral home continuing operations for the year ended December 31, 2014 compared to the year ended December 31, 2015.

	Year Ended December 31,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$127,487	$131,740	$4,253	3.3%
Acquired operating revenue	36,765	44,628	7,863	21.4%
Preneed funeral insurance commissions	2,036	1,484	(552)	(27.1)%
Preneed funeral trust earnings	7,447	7,966	519	7.0%
Revenues from continuing operations	$173,735	$185,818	$12,083	7.0%

Operating profit:
Same store operating profit	$46,707	$50,563	$3,856	8.3%
Acquired operating profit	13,767	17,750	3,983	28.9%
Preneed funeral insurance commissions	958	454	(504)	(52.6)%
Preneed funeral trust earnings	7,390	7,885	495	6.7%
Gross profit from continuing operations	$68,822	$76,652	$7,830	11.4%
Funeral home same store operating revenues for the year ended December 31, 2015 increased $4.3 million, or 3.3%, when compared to the year ended December 31, 2014. This increase was primarily due to a 2.1% increase in the average revenue per contract to $5,441 and a slight increase of 0.9% in same store contract volume to 25,270. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $122 to $5,213 for the year ended December 31, 2015. The average revenue per burial contract increased 2.1% to $8,681, while the number of traditional burial contracts increased 1.9% to 10,572. The cremation rate for same store businesses increased from 49.3% in 2014 to 50.9% in 2015 as the number of cremation contracts increased 4.3% to 12,868. The average revenue per same store cremation contract increased 5.3% to $3,217 due to a slight increase in cremations with services which generate higher average revenue per contract than direct cremations. The average revenue for “other” contracts, which are charges for merchandise and services for which we do not perform a funeral service and which make up approximately 7.2% of the total number of contracts in 2015, increased 9.9% to $2,352.
Same store operating profit for the year ended December 31, 2015 increased $3.9 million, or 8.3%, from the year ended December 31, 2014. This increase is a result of the increase in revenue coupled with better management of controllable expenses. Those expenses with a significant change include salaries and benefits, bad debt expense and transportation costs which decreased $0.6 million, offset by an increase of approximately $0.3 million in in general liability and property tax expense.
Funeral home acquired revenues for the year ended December 31, 2015 increased $7.9 million, or 21.4%, when compared to the year ended December 31, 2014, as we experienced a 15.6% increase in the number of contracts and an increase in the average revenue per contract of 5.2%, to $6,240, primarily due to the full year of reporting the acquisition of certain funeral homes from SCI in May 2014 (the “SCI Acquisition”) in 2015 and the acquisition of two funeral home businesses in 2015. Excluding funeral trust earnings, the average revenue per contract increased 5.0% to $6,066. The number of traditional burial contracts increased 12.0%, and the average revenue per burial contract increased 4.5% to $8,836. The cremation rate for the acquired businesses increased from 39.7% in 2014 to 42.0% in 2015. The number of cremation contracts increased 22.5% to 3,093 and the average revenue per cremation contract increased 9.5% to $3,879. The increase in the average revenue per contract for acquired operations is primarily due to an increase of 8.3% in cremations with services which generate higher average revenue per contract than direct cremations.
Acquired operating profit for the year ended December 31, 2015 increased $4.0 million, or 28.9%, from the year ended December 31, 2014. As a percentage of revenue from acquired businesses, acquired operating profit increased to 39.8% for 2015 from 37.4% for 2014. The increase in operating profit was a result of the increase in acquired revenues from our 2014 and 2015 funeral home acquisitions, including the SCI acquisition and better management of salaries and benefits (the largest controllable expense) as these acquired locations are integrated into our Standards Operating Model. The SCI Acquisition and the acquisition of two funeral home businesses in 2015 accounted for approximately one-third of our total acquired operating revenue and operating profit in the year ended December 31, 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue decreased by approximately $0.6 million, or 27.1%, for the year ended December 31, 2015 as compared to the same period of 2014. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In 2014, we sold 1,185 fewer preneed funeral contracts than in the same period of the previous year. The majority of the decrease in the number of contracts sold were from insurance vendors for which we receive commission income. Preneed funeral trust earnings increased by approximately $0.5 million, or 7.0%, in the year ended December 31, 2015 due primarily to trust earnings from our acquired locations. Trust earnings also include trust management fees charged to our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 0.3% in 2015 due primarily to the mix and variability of preneed funeral insurance commission revenue and preneed fund funeral trust earnings.
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery continuing operations for the year ended December 31, 2014 compared to the year ended December 31, 2015:

	Year Ended December 31,		Change
	2014	2015	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$41,257	$43,336	$2,079	5.0%
Acquired operating revenue	1,599	3,321	1,722	107.7%
Cemetery trust earnings	8,123	8,440	317	3.9%
Preneed cemetery finance charges	1,410	1,587	177	12.6%
Revenues from continuing operations	$52,389	$56,684	$4,295	8.2%

Operating Profit:
Same store operating profit	$11,845	$14,045	$2,200	18.6%
Acquired operating profit	351	1,088	737	210.0%
Cemetery trust earnings	7,931	8,167	236	3.0%
Preneed cemetery finance charges	1,410	1,587	177	12.6%
Gross profit from continuing operations	$21,537	$24,887	$3,350	15.6%
Cemetery same store operating revenues for the year ended December 31, 2015 increased $2.1 million, or 5.0%, when compared to the year ended December 31, 2014. Preneed property revenue increased $1.6 million, or 8.2% in the year ended December 31, 2015 as compared to the same period of 2014, as we experienced a 5.0% increase in the number of interment rights (property) sold. The average price per interment increased 5.8% to $2,988 in 2015 as compared to 2014 . The percentage of those interment rights sold that we were able to recognize as revenue, because we received at least 10% of the sales price from the customer, decreased slightly from 91.3% in 2014 to 91.0% in 2015. Revenue from deliveries of preneed merchandise and services increased $0.1 million, or 2.1%, to $4.1 million in the year ended December 31, 2015. Same store at-need revenue increased $0.3 million, or 2.0%, as the number of at-need contracts increased 2.7% to 12,998 in 2015.
Cemetery same store operating profit for the year ended December 31, 2015 increased $2.2 million, or 18.6%. As a percentage of revenues, cemetery same store operating profit increased from 28.7% in 2014 to 32.4% in 2015. The increase in operating profit was due primarily to the increase in revenue and a $1.0 million decrease in bad debt expense and transportation costs, offset by an increase of $0.9 million in salaries and benefits, insurance and grounds maintenance costs.

Cemetery acquired revenue and acquired operating profit increased in 2015 primarily due to the full year reporting of the cemetery acquired from SCI in May 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 3.9% primarily due to a $0.4 million increase in merchandise and service trust income, offset by a $0.1 million decrease in the perpetual care trust income in the year ended December 31, 2015 when compared to 2014. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Finance charges on the preneed contracts increased 12.6% year over year.
Other Financial Statement Items
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs increased $2.2 million, or 22.3%, primarily due to an increase of $1.6 million in incentive compensation for field management and their employees due to better performance and stronger margins from our operations for the year ended December 31, 2015 compared to the same period of 2014. Our Standards Operating Model align our financial incentives for Managing Partners of each business and their teams who consistently achieve a high level of standards. In addition, we experienced an increase of $0.6 million in salaries and benefits for regional and field management due to additional headcount.
General and Administrative. General and administrative expenses totaled $27.1 million for the year ended December 31, 2015, a decrease of $1.8 million, or 6.2%, compared to the year ended December 31, 2014. The decrease was due primarily to a $1.0 million special one-time bonus payment related to an amended employment agreement and $0.8 million for stock-based compensation related to the performance awards payout during 2014, both of which did not occur in 2015. Additionally, we had a $0.6 million decrease in acquisition and divestiture expenses, a $0.2 million decrease in corporate incentive compensation and a combined decrease of $0.3 million in legal and public company costs. These decreases were offset by a $0.6 million increase in non-cash stock compensation expense, a $0.4 million increase in salaries and benefits and a $0.1 million increase in regulatory and compliance costs.
Interest Expense. Interest expense was $10.6 million for the year ended December 31, 2015 compared to $10.3 million for the year ended December 31, 2014, an increase of $0.3 million. During the year ended December 31, 2014, we recognized a credit of $0.6 million in interest expense related to the settled portion of the uncertain tax positions in connection with the completion of an IRS tax audit for our 2011 tax year that did not occur in the year ended December 31, 2015. Additionally, interest expense increased $0.2 million compared to 2014, related to the acquisition debt associated with the purchase of a funeral home business in February 2015. These were offset by a $0.4 million decrease related to our Convertible Notes issued in March 2014 which have a lower fixed annual interest rate of 2.75% compared to our redeemed convertible junior subordinated debentures, which had an annual interest rate of 7.0% and a $0.1 million decrease related to our term loan due to a lower principal balance during the year ended December 31, 2015 as compared to the same period of 2014.
Accretion of Discount on Convertible Subordinated Notes. For the year ended December 31, 2015, we recognized accretion of the discount on our Convertible Notes issued in March 2014 of $3.5 million. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In April 2014, we entered into a fifth amendment (the “Fifth Amendment”) of our Credit Agreement. As a result, we recognized a loss of approximately $1.0 million to write-off the related unamortized deferred loan costs. We did not incur this type of expense in 2015.
Loss on Redemption of Convertible Subordinated Debentures. In March 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures due 2029 held by Carriage Services Capital Trust and the corresponding 7% convertible preferred securities (“TIDES”). As of April 16, 2014, all of the TIDES had been redeemed. For the year ended December 31, 2014, we recognized a total loss of $3.8 million as a result of the write-off of the related unamortized debt issuance costs of $2.9 million and $0.9 million for the premium paid on the convertible junior subordinated debentures redeemed. We did not incur this type of expense in 2015.
Other Income. Other Income decreased $0.6 million for the year ended December 31, 2015 compared to the same period in 2014. During the year ended December 31, 2014, we recognized a net gain of $0.6 million as a result of a gain of $1.1 million related to the purchase of a funeral home building previously leased under a capital lease in the first quarter of 2014, offset by a loss of $0.5 million on the sale of a funeral home building and land in the fourth quarter of 2014.
Income taxes. Our income tax provision was approximately $13.7 million for the year ended December 31, 2015 compared to $7.3 million for the year ended December 31, 2014. On August 1, 2014, we received notification that the IRS completed its examination of our tax year ended December 31, 2011. As a result, we re-measured our tax liability for unrecognized tax benefits which resulted in a $1.7 million tax benefit that reduced our effective tax rate for the year ended December 31, 2014. Excluding this tax benefit, our effective tax rate was 39.6% and 39.7% for the years ended December 31, 2014 and 2015, respectively. See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information regarding our income taxes.
YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
Financial Highlights
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
We also present our financial performance in our Trend Report as reported in our earnings release and discussed on our earnings call for the year ending December 31, 2014. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
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

	Year Ended December 31,
(In millions)	2013	2014
Net income from continuing operations, as reported	$15.1	$15.4
After-tax Special Items, except for **
Withdrawable trust income	1.0	1.2
Acquisition and divestiture expenses	0.5	0.7
Severance costs	1.0	0.7
Consulting fees	0.4	0.3
Other incentive compensation	—	0.7
Securities transaction expenses	0.2	—
Accretion of discount on convertible subordinated notes**	—	2.5
Costs related to the Credit Facility	0.2	0.7
Loss on redemption of convertible junior subordinated debentures	—	2.5
Net gain on asset purchase	—	(0.4)
Other special items	(0.6)	0.5
Tax adjustment from prior period**	0.3	—
Adjusted net income	$18.1	$24.8

The following is a discussion of our results of operations for the years ended December 31, 2014 and 2013 as it was presented on a historical basis at December 31, 2014. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2010 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2009 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Results of Operations
Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from funeral home continuing operations for the year ended December 31, 2013 compared to the year ended December 31, 2014.

	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$120,191	$119,322	$(869)	(0.7)%
Acquired operating revenue	33,660	44,930	11,270	33.5%
Preneed funeral insurance commissions	1,853	2,036	183	9.9%
Preneed funeral trust earnings	7,378	7,447	69	0.9%
Revenues from continuing operations	$163,082	$173,735	$10,653	6.5%

Operating profit:
Same store operating profit	$44,973	$44,756	$(217)	(0.5)%
Acquired operating profit	10,486	15,718	5,232	49.9%
Preneed funeral insurance commissions	640	958	318	49.7%
Preneed funeral trust earnings	7,326	7,390	64	0.9%
Operating profit from continuing operations	$63,425	$68,822	$5,397	8.5%
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
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from cemetery continuing operations for the year ended December 31, 2013 compared to the year ended December 31, 2014:

	Year Ended December 31,		Change
	2013	2014	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$40,181	$41,257	$1,076	2.7%
Acquired operating revenue	298	1,599	1,301	436.6%
Cemetery trust earnings	8,095	8,123	28	0.3%
Preneed cemetery finance charges	1,418	1,410	(8)	(0.6)%
Revenues from continuing operations	$49,992	$52,389	$2,397	4.8%

Operating Profit:
Same store operating profit	$11,757	$11,845	$88	0.7%
Acquired operating profit	(43)	351	394	(916.3)%
Cemetery trust earnings	7,920	7,931	11	0.1%
Preneed cemetery finance charges	1,418	1,410	(8)	(0.6)%
Operating profit from continuing operations	$21,052	$21,537	$485	2.3%
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
Other Financial Statement Items
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
Interest Expense. Interest expense was $10.3 million for the year ended December 31, 2014 compared to $12.6 million for the year ended December 31, 2013, a decrease of $2.3 million. Interest expense decreased $0.8 million as a result of our Convertible Notes issued in March 2014 which have a fixed annual interest rate of 2.75% compared to our junior convertible subordinated debentures which had an interest rate of 7.0%. Interest expense related to our Credit Facility decreased $0.3 million in 2014 as a result of the third amendment (the “Third Amendment”) to our Credit Agreement completed in the second quarter of 2013, which lowered our interest rate by 50 basis points. Additionally, we wrote-off $0.4 million of unamortized debt issuance costs related to the Third Amendment which is reflected in interest expenses in 2013. Interest expense related to uncertain tax positions decreased $0.6 million due primarily to a credit recognized in the third quarter of 2014 related to the settled portion of uncertain tax positions as a result of the finalization of an IRS audit for the 2011 tax year.
Accretion of Discount on Convertible Subordinated Notes. For the year ended December 31, 2014, we recognized accretion of the discount on our Convertible Notes issued in March 2014 of $2.5 million. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
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
Cash Flows
We began 2015 with $0.4 million in cash and other liquid investments and ended the year with $0.5 million in cash. At December 31, 2015 we had borrowings of $92.6 million outstanding on our revolving credit facility.
The following table sets forth the elements of cash flow for the years ended December 31, 2014 and 2015 (in millions):

	2014	2015
Cash at beginning of year	$1.4	$0.4
Cash flow from operating activities	36.6	49.9
Acquisitions and land for new construction	(57.9)	(9.7)
Purchase of land and buildings previously leased	(7.6)	(6.1)
Net proceeds from the sale of business and other assets	2.2	0.1
Growth capital expenditures	(8.9)	(20.0)
Maintenance capital expenditures	(7.2)	(9.7)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	6.1	41.7
Proceeds from issuance of convertible subordinated notes	143.7	—
Payment of debt issuance costs related to the convertible subordinated notes	(4.7)	—
Redemption of convertible junior subordinated debentures	(89.7)	—
Payments for performance- based stock awards	(16.2)	—
Repurchase of Treasury Stock	—	(45.0)
Dividends on common stock	(1.8)	(1.8)
Excess tax benefit of equity compensation	4.0	0.1
Payment of loan origination costs related to the Credit Facility	(0.8)	—
Other investing and financing activities, net	1.2	0.6
Cash at end of year	$0.4	$0.5
For the year ended December 31, 2015, cash provided by operating activities was $49.9 million, as compared to $36.6 million for the year ended December 31, 2014, an increase of $13.3 million. Favorable changes in our working capital include approximately $7.0 million related to our income taxes payable, approximately $3.0 million related to our accounts payable and incentive compensation accruals and approximately $2.0 million related to decreases in our accounts and preneed receivables due to better collections of trade accounts receivable in 2015.
Our investing activities resulted in a net cash outflow of approximately $45.5 million for the year ended December 31, 2015 compared to a net cash outflow of approximately $79.4 million for the year ended December 31, 2014, a decrease of $33.9 million. During the year ended December 31, 2015, we acquired two funeral home businesses, one in Clarksville, Tennessee and one in

Wake Forest, North Carolina, for the aggregate purchase price of approximately $15.0 million. The purchase price for both businesses consisted of approximately (i) $9.7 million paid in cash at closing, (ii) $4.5 million, the net present value of future deferred payments totaling $5.5 million and (iii) $0.8 million, the net present value of contingent consideration totaling $1.0 million. We also purchased the land and buildings at three funeral home locations that were previously leased under operating leases for approximately $6.1 million. In addition, capital expenditures totaled $29.7 million, of which $20.0 million and $9.7 million were growth and maintenance capital expenditures, respectively, for the year ended December 31, 2015. Our growth capital expenditures were primarily related to the construction costs of three new funeral home facilities totaling approximately $12.7 million, renovations at certain business locations of $4.2 million and cemetery development costs of $3.0 million. Maintenance capital expenditures for the year ended December 31, 2015 were primarily related to corporate payroll systems improvements of approximately $1.1 million, information technology infrastructure improvements of $1.3 million, vehicle purchased of $2.1 million, general equipment and furniture purchases of $2.1 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $3.1 million.
Our investing activities for the year ended December 31, 2014 consisted of the SCI Acquisition for $54.9 million and purchased land for $3.0 million for funeral home expansion projects. Additionally, we purchased land and buildings at three funeral home locations that were previously leased for approximately $7.6 million. Capital expenditures totaled $16.1 million, of which $8.9 million and $7.2 million were growth and maintenance capital expenditures, respectively, for the year ended December 31, 2014. Additionally we received net proceeds from the sale of businesses and other assets of $2.2 million in the year ended December 31, 2014.
Our financing activities resulted in a net cash outflow of $4.3 million for the year ended December 31, 2015 compared to a net cash inflow of $41.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, we had net borrowings on our revolving credit facility and term loan of $42.7 million. In addition, we purchased treasury stock for $45.0 million. During the year ended December 31, 2014, we had had net borrowings on our revolving credit facility and term loan of approximately $6.9 million. We had gross proceeds of $143.75 million and paid transaction costs of approximately $4.7 million related to the issuance of our Convertible Notes in March 2014. In connection with the issuance of the Convertible Notes, we paid $89.7 million in principal to redeem our outstanding convertible junior subordinated debentures. Additionally, during the year ended December 31, 2014, we paid approximately $16.2 million related to performance-based stock awards and recognized $4.6 million related to the excess tax benefit of equity compensation related primarily to the payout of the performance-based stock awards in 2014.
Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, to record holders of our common stock as of February 13, 2015, May 14, 2015, August 14, 2015 and November 13, 2015, respectively. We intend to pay dividends in 2016.
Share Repurchase
On May 19, 2015, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with the Exchange Act. On September 28, 2015, our Board authorized additional repurchases of $20.0 million of our common stock bringing the total authorized repurchase amount to $45.0 million. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, representing the entire authorized repurchase amount, at an average cost of $23.34 per share. Our shares were purchased in the open market or in privately negotiated transactions. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
Debt Obligations
The outstanding principal balance of our long-term debt and capital lease obligations totaled $211.6 million at December 31, 2015 and consisted of $110.9 million under our term loan, $92.6 million outstanding under our revolving credit facility and $8.1 million in acquisition indebtedness and capital lease obligations.
At December 31, 2015, we had a $325 million secured bank credit facility with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Agreement contains an accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. Under the Credit Agreement, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. As of December 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2015 was 2.60%.

On May 20, 2015, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides that, among other things, we may repurchase our common stock so long as at the time of such repurchase there have been no defaults under the Credit Agreement, we have at least $15.0 million of unrestricted cash and undrawn borrowing capacity under the Credit Facility and the senior secured leverage ratio is less than 3.25 to 1.00.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Agreement. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Credit Agreement.
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2014 and 2015. The Credit Agreement calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.25 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2015, the leverage ratio was 2.97 to 1.00 and the fixed charge coverage ratio was 2.79 to 1.00.
Convertible Subordinated Notes due 2021
The Convertible Notes have not been registered under the Securities Act, and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Convertible Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Convertible Notes are general unsecured obligations and will be subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year. The initial conversion rate of the Convertible Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture.
The Convertible Notes mature on March 15, 2021, unless earlier converted or purchased by us. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to December 15, 2020 if one or more of the following conditions has been satisfied: (1) during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2014, if, for a least 20 trading days, (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sales price of our common stock for such trading day is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the “Measurement Period”), in which, for each trading day of the Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock for such trading day and the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate transactions described in the Indenture. Holders may also convert their Convertible Notes at their option at any time beginning on December 15, 2020, and ending on the close of business on the business day immediately preceding the maturity date.
We may not redeem the Convertible Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Convertible Notes will have the option to require us to purchase all or a portion of its Convertible Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change purchase date.
We received gross proceeds of $143.75 million and paid transaction costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures.
At December 31, 2015, the carrying amount of the equity component was approximately $18.0 million. At December 31, 2015, the principal amount of the liability component was $143.75 million and the net carrying amount was $118.0 million. The unamortized discount of $25.8 million as of December 31, 2015 is being amortized over the remaining term of sixty-two months.
For the year ended December 31, 2015, we recognized contractual coupon interest expense of $4.0 million and interest expense of $3.5 million related to the accretion of the debt discount. The effective interest rate on the liability component for the year ended December 31, 2015 was 6.75% per year. Additionally, we recognized amortization expense related to the debt issuance costs of $0.5 million for the year ended December 31, 2015.

Subsequent Event
On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of the Convertible Notes) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020.
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2015. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2016	2017	2018	2019	2020	After 5 Years
Long-term debt obligations	13	$208.5	$12.0	$13.5	$15.2	$167.2	$0.4	$0.2
Interest obligation on long-term debt (a)		18.7	6.2	5.8	5.4	1.3	—	—
Capital lease obligations, including interest	16	5.4	0.5	0.5	0.4	0.4	0.3	3.3
Convertible subordinated notes (b)	14	143.8	—	—	—	—	—	143.8
Interest on convertible subordinated notes	14	20.6	3.9	3.9	3.9	3.9	4.0	1.0
Operating lease obligations	16	18.7	4.8	4.1	3.2	2.9	2.0	1.7
Total contractual obligations		$415.7	$27.4	$27.8	$28.1	$175.7	$6.7	$150.0

(a)	Based on interest rates in effect at December 31, 2015.

(b)	Matures in 2021.

OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2015. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have employment agreements with our executive officers and certain management personnel. These agreements are generally for three years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2016	2017	2018	2019	2020	After 5 Years
Non-compete agreements	16	$5.6	$1.6	$1.3	$1.0	$0.8	$0.5	$0.4
Consulting agreements	16	4.3	1.4	1.3	0.7	0.4	0.3	0.2
Employment agreements	16	3.5	2.1	1.2	0.2	—	—	—
Total contractual cash obligations		$13.4	$5.1	$3.8	$1.9	$1.2	$0.8	$0.6
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
Uncertain tax positions recorded at December 31, 2015 total approximately $0.8 million, excluding penalties and interest. The ultimate timing of when those obligations will be settled cannot be determined with reasonable assurance and have been excluded from the tables above. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information.
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year.
INFLATION
Inflation has not had a material impact on our results of operations over the last three fiscal years.

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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2015, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2015 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Notes 6, 8 and 10. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.55% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2015, we had $92.6 million outstanding under our $200.0 million revolving credit facility and $110.9 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
The Convertible Notes issued in March 2014 pay interest at the fixed annual rate of 2.75% and are carried on our Consolidated Balance Sheets at a cost of approximately $118.0 million. The fair value of the Convertible Notes was approximately $170.5 million at December 31, 2015 based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc.
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
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule for the two years in the period ended December 31, 2015 listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Carriage Services, Inc. and subsidiaries (the Company) for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Carriage Services, Inc. and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Houston, Texas
March 5, 2014 except for the impact pertaining to the restatement of discontinued operations in the consolidated statement of operations and Notes 1, 5, 17, 20, 21 and 22, as to which the date is February 25, 2015

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$413	$535
Accounts receivable, net of allowance for bad debts of $1,127 in 2014 and $1,054 in 2015	19,264	18,181
Inventories	5,294	5,654
Prepaid expenses	4,590	4,684
Other current assets	7,144	4,707
Total current assets	36,705	33,761
Preneed cemetery trust investments	71,972	63,291
Preneed funeral trust investments	97,607	85,553
Preneed receivables, net of allowance for bad debts of $2,339 in 2014 and $2,042 in 2015	26,284	27,998
Receivables from preneed trusts, net of allowance for contract cancellations of $396 in 2014 and $419 in 2015	12,809	13,544
Property, plant and equipment, net of accumulated depreciation of $95,249 in 2014 and $103,306 in 2015	186,211	214,874
Cemetery property, net of accumulated amortization of $26,875 in 2014 and $30,289 in 2015	75,564	75,597
Goodwill	257,442	264,416
Deferred charges and other non-current assets	14,264	15,192
Cemetery perpetual care trust investments	48,670	43,127
Total assets	$827,528	$837,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$9,838	$12,236
Accounts payable	6,472	7,917
Other liabilities	1,437	524
Accrued liabilities	15,203	16,541
Total current liabilities	32,950	37,218
Long-term debt, net of current portion	111,887	103,854
Revolving credit facility	40,500	92,600
Convertible subordinated notes due 2021	114,542	117,996
Obligations under capital leases, net of current portion	3,098	2,875
Deferred preneed cemetery revenue	56,875	56,721
Deferred preneed funeral revenue	31,265	31,748
Deferred tax liability	36,414	39,956
Other long-term liabilities	2,401	5,531
Deferred preneed cemetery receipts held in trust	71,972	63,291
Deferred preneed funeral receipts held in trust	97,607	85,553
Care trusts’ corpus	48,142	42,416
Total liabilities	647,653	679,759
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,434,609 and 22,497,873 issued as of December 31, 2014 and 2015, respectively	224	225
Additional paid-in capital	212,386	214,250
Retained earnings (deficit)	(17,468)	3,385
Treasury stock, at cost; 3,921,651 shares at December 31, 2014 and 5,849,316 shares at December 31, 2015	(15,267)	(60,266)
Total stockholders’ equity	179,875	157,594
Total liabilities and stockholders’ equity	$827,528	$837,353
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2014	2015
Revenues:
Funeral	$163,082	$173,735	$185,818
Cemetery	49,992	52,389	56,684
	213,074	226,124	242,502
Field costs and expenses:
Funeral	99,657	104,913	109,166
Cemetery	28,940	30,852	31,797
Depreciation and amortization	10,179	10,545	12,034
Regional and unallocated funeral and cemetery costs	10,013	9,806	11,997
	148,789	156,116	164,994
Gross profit	64,285	70,008	77,508
Corporate costs and expenses:
General, administrative and other	25,923	28,915	27,114
Home office depreciation and amortization	1,456	1,378	1,746
	27,379	30,293	28,860
Operating income	36,906	39,715	48,648
Interest expense	(12,622)	(10,308)	(10,559)
Accretion of discount on convertible subordinated notes	—	(2,452)	(3,454)
Loss on early extinguishment of debt and other costs	—	(1,042)	—
Loss on redemption of convertible junior subordinated debentures	—	(3,779)	—
Other, net	81	567	(45)
Total interest and other, net	(12,541)	(17,014)	(14,058)
Income from continuing operations before income taxes	24,365	22,701	34,590
Provision for income taxes	(9,245)	(8,995)	(13,737)
Income tax benefit related to uncertain tax positions	—	1,740	—
Net provision for income taxes	(9,245)	(7,255)	(13,737)
Net income from continuing operations	15,120	15,446	20,853
Income from discontinued operations, net of tax	4,176	392	—
Net income	19,296	15,838	20,853
Preferred stock dividend	4	—	—
Net income available to common stockholders	$19,292	$15,838	$20,853

Basic earnings per common share:
Continuing operations	$0.83	$0.84	$1.16
Discontinued operations	0.23	0.02	—
Basic earnings per common share	$1.06	$0.86	$1.16

Diluted earnings per common share:
Continuing operations	$0.82	$0.83	$1.12
Discontinued operations	0.18	0.02	—
Diluted earnings per common share	$1.00	$0.85	$1.12

Dividends declared per share	$0.10	$0.10	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	17,826	18,108	17,791
Diluted	22,393	18,257	18,313
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance – December 31, 2012	18,156	$221	$202,462	$(52,598)	$(15,267)	$134,818
Net Income – 2013	—	—	—	19,292	—	19,292
Issuance of common stock	114	1	1,393	—	—	1,394
Exercise of stock options	45	—	—	—	—	—
Issuance of restricted common stock	63	1	—	—	—	1
Cancellation and retirement of restricted common stock	(117)	(1)	(1,630)	—	—	(1,631)
Accelerated vesting of restricted common stock and options	—	—	667	—	—	667
Amortization of restricted common stock	—	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	1,296	—	—	1,296
Dividends on common stock	—	—	(1,817)	—	—	(1,817)
Excess tax benefit on equity compensation	—	—	613	—	—	613
Balance – December 31, 2013	18,261	$222	$204,324	$(33,306)	$(15,267)	$155,973
Net Income – 2014	—	—	—	15,838	—	15,838
Issuance of common stock	70	—	1,110	—	—	1,110
Exercise of stock options	68	—	363	—	—	363
Issuance of restricted common stock	200	2	(2)	—	—	—
Cancellation and retirement of restricted common stock	(87)	—	(1,357)	—	—	(1,357)
Accelerated vesting of restricted common stock and options	—	—	27	—	—	27
Amortization of restricted common stock	—	—	1,806	—	—	1,806
Stock-based compensation expense	—	—	2,616	—	—	2,616
Dividends on common stock	—	—	(1,840)	—	—	(1,840)
Performance-based stock award payments	—	—	(16,624)	—	—	(16,624)
Convertible subordinated notes due 2021	—	—	17,973	—	—	17,973
Excess tax benefit on equity compensation	—	—	3,990	—	—	3,990
Balance – December 31, 2014	18,512	$224	$212,386	$(17,468)	$(15,267)	$179,875
Net Income – 2015	—	—	—	20,853	—	20,853
Issuance of common stock	53	1	981	—	—	982
Exercise of stock options	43	—	—	—	—	—
Issuance of restricted common stock	43	1	50	—	—	51
Cancellation and retirement of restricted common stock	(75)	(1)	(1,607)	—	—	(1,608)
Amortization of restricted common stock	—	—	1,567	—	—	1,567
Stock-based compensation expense	—	—	2,628	—	—	2,628
Dividends on common stock	—	—	(1,819)	—	—	(1,819)
Treasury stock acquired	(1,928)	—	—	—	(44,999)	(44,999)
Excess tax benefit on equity compensation	—	—	64	—	—	64
Balance – December 31, 2015	16,648	$225	$214,250	$3,385	$(60,266)	$157,594
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$19,296	$15,838	$20,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,748	11,945	13,780
Gain on sale of businesses and purchase of other assets	(6,091)	(2,150)	(49)
Impairment of goodwill	100	1,180	—
Loss on early extinguishment of debt and other costs	—	1,042	—
Amortization of deferred financing costs	362	908	921
Accretion of discount on convertible subordinated notes	—	2,452	3,454
Provision for losses on accounts receivable	2,005	2,877	1,679
Stock-based compensation expense	3,583	4,622	4,444
Deferred income tax expense	12,572	5,295	3,035
Loss on redemption of convertible junior subordinated debentures	—	2,932	—
Other	85	—	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(3,329)	(4,146)	(2,310)
Inventories and other current assets	(337)	(2,590)	2,582
Deferred charges and other	(35)	(165)	150
Preneed funeral and cemetery trust investments	(1,415)	(203)	25,543
Accounts payable	1,142	(562)	1,445
Accrued and other liabilities	(3,294)	(1,529)	509
Deferred preneed funeral and cemetery revenue	1,187	303	329
Deferred preneed funeral and cemetery receipts held in trust	2,266	(1,484)	(26,461)
Net cash provided by operating activities	39,845	36,565	49,904

Cash flows from investing activities:
Acquisitions and land for new construction	(19,701)	(57,874)	(9,725)
Purchase of land and buildings previously leased	—	(7,600)	(6,080)
Net proceeds from sale of businesses and other assets	10,184	2,192	65
Capital expenditures	(10,695)	(16,075)	(29,744)
Net cash used in investing activities	(20,212)	(79,357)	(45,484)

Cash flows from financing activities:
Net (payments) borrowings on the revolving credit facility	(7,800)	3,600	52,100
Net borrowings (payments) on the term loan	—	3,313	(9,375)
Proceeds from the issuance of convertible subordinated notes	—	143,750	—
Payment of debt issuance costs related to the convertible subordinated notes	—	(4,650)	—
Payments on long-term debt and obligations under capital leases	(11,219)	(840)	(1,014)
Redemption of convertible junior subordinated debentures	—	(89,748)	—
Payments for performance-based stock awards	—	(16,150)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	894	1,228	758
Dividends on common stock	(1,817)	(1,840)	(1,819)
Dividends on redeemable preferred stock	(4)	—	—
Payment of loan origination costs	(621)	(825)	(13)
Excess tax benefit of equity compensation	613	3,990	64
Purchase of treasury stock	—	—	(44,999)
Net cash provided by (used in) financing activities	(19,954)	41,828	(4,298)

Net (decrease) increase in cash and cash equivalents	(321)	(964)	122
Cash and cash equivalents at beginning of year	1,698	1,377	413
Cash and cash equivalents at end of year	$1,377	$413	$535
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. At December 31, 2015, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Accounts receivable included approximately $10.0 million and $8.2 million of funeral receivables at December 31, 2014 and 2015, respectively, and $9.1 million and $9.7 million of cemetery receivables at December 31, 2014 and 2015, respectively. For 2014 and 2015, accounts receivable also include minor amounts of other receivables. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.4 million and $7.3 million of funeral receivables and $18.9 million and $20.7 million of cemetery receivables at December 31, 2014 and 2015, respectively. Bad debt expense from our accounts receivables totaled approximately $2.0 million, $2.9 million and $1.7 million for 2013, 2014 and 2015, respectively.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2015, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, plant and equipment was comprised of the following at December 31, 2014 and 2015:

	December 31, 2014	December 31, 2015
	(in thousands)
Land	$66,957	$72,697
Buildings and improvements	148,483	173,540
Furniture, equipment and automobiles	66,020	71,943
Property, plant and equipment, at cost	281,460	318,180
Less: accumulated depreciation	(95,249)	(103,306)
Property, plant and equipment, net	$186,211	$214,874
During 2013, 2014 and 2015, we recorded approximately $8.8 million, $9.2 million and $10.4 million, respectively, of depreciation expense against operating income.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA for four consecutive years. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin and a decline in operating margin over a four year period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2015, no impairments were identified on our long-lived assets.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return, separate income tax returns in 14 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we may grant restricted stock, stock options, performance awards and our employee stock purchase plan under which stock may be purchased. We recognize compensation expense in an amount equal to the fair value of the share-based awards expected to vest over the requisite service period. Fair value is determined on the date of the grant. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards is determined using a Monte-Carlo simulation pricing model.
See Note 18 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, convertible junior subordinated debentures and our Convertible Notes.
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

The fully diluted weighted average shares outstanding for the year ended December 31, 2015, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares for the year ended December 31, 2014 that would have been issued upon conversion under the if-converted method for our Convertible Notes.
The fully diluted weighted average shares outstanding for the year ended December 31, 2013, and the corresponding calculation of fully diluted earnings per share, included approximately 4.4 million shares that would have been issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed by the FASB ASC 260. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the years ended December 31, 2014 and 2015.
See Note 20 to the Consolidated Financial Statements included herein for the computation of per share earnings for the fiscal years ended December 31, 2013, 2014 and 2015.
Fair Value Measurements
We measure the available-for-sale securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
• Level 2 — inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
• Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures of transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented in Notes 6 and 10 to the Consolidated Financial Statements included herein. We currently do not have any assets that have fair values

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2015, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value. For the years ended December 31, 2014 and 2015, we recorded impairment charges of $0.4 million and $1.8 million, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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
During 2015, we acquired two funeral home businesses, one in Clarksville, Tennessee in February 2015 and one in Wake Forest, North Carolina in November 2015. See Note 3 to the Consolidated Financial Statements herein for further information concerning these acquisitions.
Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance for reporting discontinued operations. In April 2014, the FASB amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on the entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses. In 2013, we sold seven funeral homes, one in California, one in Ohio, one in Kentucky and four in Kansas and sold one cemetery in Virginia. In 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. There were no divestitures of our funeral home or cemetery businesses during the year ended December 31, 2015. For the years ended December 31, 2013 and 2014, we recognized income from discontinued operations of $4.2 million and $0.4 million, respectively.

Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2015.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2014 and 2015; however, for our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and the second step is not required. We determine fair value for each reporting unit using both a market approach, weighted 70%, and an income approach, weighted 30%. Our methodology for determining a market approach fair value utilizes recent sales transactions in the industry. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance that may differ from actual future cash flows using a weighted average cost of capital for the Company and other public deathcare companies. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment testing needs to be performed. This step compares the implied fair value of goodwill to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge is recorded in an amount equal to the difference.

In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded in relation to our goodwill annual assessment in 2013, 2014 or 2015. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
For the years ended December 31, 2013 and 2014, we recognized impairments of approximately $0.1 million and $1.2 million, respectively, for discontinued locations as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
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
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. We conducted qualitative assessments in 2013, 2014 and 2015.
In addition to our annual review, we assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under performance relative to historical results and significant negative industry or economic trends. For the years ended December 31, 2013, 2014 and 2015, no impairments were identified.
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2015 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 25 to the Consolidated Financial Statements herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. RECENTLY ISSUED ACCOUNTING STANDARDS
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Financial Instruments—Overall - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Classification of Deferred Taxes
In November 2015, the FASB issued ASU, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2017 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Simplifying the Accounting for Measurement-Period Adjustments for Business Combinations
In September 2015, the FASB issued ASU, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). This ASU applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period that have an adjustment to provisional amounts recognized. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These include the effect on earnings of changes in depreciation, amortization, or other income effects as if the accounting had been completed at the acquisition date. The entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. Our adoption of this ASU for our fiscal year beginning January 1, 2016 is not expected to have a material effect on our financial statements.
Simplifying the Measurement of Inventory
In July 2015, the FASB issued ASU, Inventory - Simplifying the Measurement of Inventory (Topic 330). This ASU applies to all inventory, including inventory that is measured using the first-in, first-out (FIFO) or average cost method. This ASU does not apply to the last-in, first-out (LIFO) or the retail inventory method. This ASU requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our financial statements.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, this ASU requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation will result in debt issuance costs being presented in the same way debt discounts have historically been addressed. This ASU does not change the recognition, measurement or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsequent measurement guidance for debt issuance costs. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this ASU is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. These disclosures include the nature and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on debt issuance costs asset and the debt liability. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2016. Our adoption of this ASU is not expected to have a material effect on our financial statements.
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
Going Concern
In August 2014, the FASB issued ASU, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. This ASU requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently U.S. auditing standards. Specifically, this ASU provides a definition of the term substantial doubt, requires evaluation of every reporting period including interim periods, provides principles for considering the mitigating effect of management's plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, requires an express statement and other disclosures when substantial doubt is not alleviated and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We plan to adopt these provisions for our fiscal year beginning January 1, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
3. ACQUISITIONS
Our growth strategy includes the execution of our Strategic Acquisition Model. We assess the strategic positioning of acquisition candidates based on certain criteria, which include volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry. The value of the acquisition candidates is based on the local market competitive dynamic which allows for appropriate and differentiating enterprise valuations and flexibility to customize the transactions.
On February 25, 2015, we acquired a funeral home business in Clarksville, Tennessee for approximately $8.8 million. The purchase price consisted of $4.25 million paid in cash at closing and $4.5 million, the net present value of future deferred payments totaling $5.5 million, which is included in Long-term debt, net of current portion on our Consolidated Balance Sheets. The deferred payments are being paid in 20 equal quarterly installments of $0.3 million which commenced on the close date and each January 1, April 1, July 1 and October 1 for the next five years.
On November 17, 2015, we acquired a funeral home business in Wake Forest, North Carolina for approximately $6.2 million. The purchase price consisted of approximately $5.48 million paid in cash at closing and $0.76 million, the net present value of contingent consideration totaling $1.0 million, which is included in Other long-term liabilities on our Consolidated Balance Sheets.The contingent consideration is being paid in five annual installments and the amount is based on the business achieving certain performance metrics.
The following table summarizes the breakdown of the purchase price for the two businesses described above (in thousands):

Purchase Price
Cash paid	$9,725
Deferred payments	4,531
Contingent consideration	762
Purchase Price	$15,018
The following table summarizes the fair value of the assets acquired for these businesses (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
February 25, 2015	Funeral home	Clarksville, TN	$4.9	$3.9	$—
November 17, 2015	Funeral home	Wakeforest, NC	$3.1	$3.1	$—

Purchase Price Allocation
Current assets	$92
Property, plant & equipment	5,966
Goodwill	6,974
Deferred charges and other non-current assets	1,986
Purchase Price	$15,018
The deferred charges and other non-current assets relate to the fair value of tradenames and agreements not-to-compete we acquired. As of December 31, 2015, our accounting for the Tennessee acquisition is complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2014, we acquired 6 businesses from SCI which included four businesses in New Orleans, Louisiana, consisting of four funeral homes, one of which was a combination funeral home and cemetery, and two funeral businesses in Alexandria, Virginia for $54.9 million (collectively the “SCI Acquisition”). Additionally, during 2014 we acquired real estate for approximately $3.0 million for funeral home expansion projects. We acquired substantially all the assets and assumed certain operating liabilities including obligations associated with existing preneed contracts.
The following table summarizes the fair value of the assets acquired and liabilities assumed in our SCI Acquisition and the subsequent adjustments made based on the final valuations and additional information which became available prior to December 31, 2014 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Current assets	$1,998	128	2,126
Property, plant & equipment	16,457	2	16,459
Preneed cemetery trust investments	3,632	—	3,632
Preneed funeral trust investments	45	—	45
Goodwill	33,826	3,827	37,653
Deferred charges and other non-current assets	6,208	(3,918)	2,290
Cemetery perpetual care investments	7,491	—	7,491
Obligations under capital leases	(1,960)	—	(1,960)
Deferred preneed cemetery revenue	(1,679)	(39)	(1,718)
Deferred preneed cemetery receipts held in trust	(3,632)	—	(3,632)
Deferred preneed funeral receipts held in trust	(45)	—	(45)
Care trusts' corpus	(7,491)	—	(7,491)
Cash paid	$54,850	$—	$54,850
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
We performed our 2015 annual impairment test of goodwill using information as of August 31, 2015. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. For our 2014 and 2015 impairment tests we conducted qualitative assessments. For our 2013 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. Also see Note 1 to the Consolidated Financial Statements herein for a discussion of the methodology used for our annual goodwill impairment test. Based on our 2015 impairment test, we concluded that there was no impairment to goodwill.

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the years ended December 31, 2014 and 2015 (in thousands):

	December 31, 2014	December 31, 2015
Goodwill at the beginning of year	$221,087	$257,442
Increase in goodwill related to acquisitions	37,653	6,974
Changes in previous estimates	(101)	—
Net impairment and write-off related to divestitures	(1,197)	—
Goodwill at the end of the year	$257,442	$264,416
The $7.0 million increase to goodwill represents the goodwill recorded in connection with the acquisitions of two funeral home businesses, one in Clarksville, Tennessee in February 2015 and one in Wake Forest, North Carolina in November 2015.
5. DISCONTINUED OPERATIONS
Effective January 1, 2015, we adopted the FASB's new guidance for reporting discontinued operations. In April 2014, the FASB amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
We had no divestitures of any of our funeral home or cemetery businesses in 2015. During 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. In 2013, we sold seven funeral homes, one in California, one in Ohio, one in Kentucky and four in Kansas and sold one cemetery in Virginia.
The operating results of discontinued businesses, as well as any impairments and net gains on the disposals, which is presented within discontinued operations on our Consolidated Statements of Operations, along with the income tax effect, were as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Revenues	$4,164	$817	$—

Operating income	729	235	—
Impairment	(100)	(1,180)	—
Net gain on disposal	6,091	1,594	—
Income tax provision	(2,544)	(257)	—
Income from discontinued operations, net of tax	$4,176	$392	$—
6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2014 and 2015 were as follows (in thousands):

	December 31, 2014	December 31, 2015
Preneed cemetery trust investments, at market value	$74,198	$65,486
Less: allowance for contract cancellation	(2,226)	(2,195)
Preneed cemetery trust investments, net	$71,972	$63,291
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2015. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,296	$—	$—	$8,296
Fixed income securities:
Municipal bonds	2	458	—	(63)	395
Foreign debt	2	4,803	—	(695)	4,108
Corporate debt	2	22,968	85	(4,279)	18,774
Preferred stock	2	16,236	29	(885)	15,380
Mortgage backed securities	2	—	—	—	—
Common stock	1	20,387	682	(3,161)	17,908
Trust securities		$73,148	$796	$(9,083)	$64,861
Accrued investment income		$625			$625
Preneed cemetery trust investments					$65,486
Market value as a percentage of cost					88.7%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$133
Due in one to five years	4,858
Due in five to ten years	2,324
Thereafter	31,342
Total fixed income securities	$38,657

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed cemetery trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,591	$—	$—	$5,591
Fixed income securities:
Municipal bonds	2	347	9	—	$356
Foreign debt	2	5,874	—	(237)	5,637
Corporate debt	2	30,108	362	(2,167)	28,303
Preferred stock	2	19,154	199	(325)	19,028
Mortgage backed securities	2	1	—	—	1
Common stock	1	13,128	2,357	(966)	14,519
Trust securities		$74,203	$2,927	$(3,695)	$73,435
Accrued investment income		$763			$763
Preneed cemetery trust investments					$74,198
Market value as a percentage of cost					99.0%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.7 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments during our 2015 fiscal year. In 2014, we recorded a $0.2 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2015, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2015 and 2014, are shown in the following tables (in thousands):

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Municipal bonds	$395	$(63)	$—	$—	$395	$(63)
Foreign debt	3,680	(384)	406	(312)	4,086	(696)
Corporate debt	14,468	(2,992)	3,056	(1,287)	17,524	(4,279)
Preferred stock	10,285	(436)	5,168	(448)	15,453	(884)
Common stock	12,029	(1,989)	3,564	(1,172)	15,593	(3,161)
Total temporary impaired securities	$40,857	$(5,864)	$12,194	$(3,219)	$53,051	$(9,083)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$5,629	$(237)	$—	$—	$5,629	$(237)
Corporate debt	18,051	(778)	2,016	(1,389)	20,067	(2,167)
Preferred stock	10,342	(289)	3,236	(36)	13,578	(325)
Common stock	6,904	(911)	65	(55)	6,969	(966)
Total temporary impaired securities	$40,926	$(2,215)	$5,317	$(1,480)	$46,243	$(3,695)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Investment income	$3,349	$2,840	$2,562
Realized gains	3,018	5,712	2,952
Realized losses	(763)	(2,789)	(3,671)
Expenses and taxes	(2,934)	(1,716)	(1,790)
Increase in deferred preneed cemetery receipts held in trust	(2,670)	(4,047)	(53)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Purchases	$(46,558)	$(53,443)	$(26,757)
Sales	47,318	58,022	23,141
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2014 and 2015 were as follows (in thousands):

	December 31, 2014	December 31, 2015
Preneed funeral trust investments, at market value	$100,579	$88,444
Less: allowance for contract cancellation	(2,972)	(2,891)
Preneed funeral trust investments, net	$97,607	$85,553
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no other transfers between Levels 1 and 2 for the year ended December 31, 2015. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,458	$—	$—	$21,458
Fixed income securities:
U.S. treasury debt	1	1,492	24	(12)	1,504
Municipal Bonds	2	478	—	(66)	412
Foreign debt	2	4,938	—	(711)	4,227
Corporate debt	2	24,787	133	(4,711)	20,209
Preferred stock	2	17,496	158	(914)	16,740
Mortgage backed securities	2	273	4	(4)	273
Common stock	1	20,864	738	(3,114)	18,488
Mutual funds:
Equity	1	—	—	—	—
Fixed income	2	959	—	(82)	877
Other investments	2	3,598	—	(30)	3,568
Trust securities		$96,343	$1,057	$(9,644)	$87,756
Accrued investment income		$688			$688
Preneed funeral trust investments					$88,444
Market value as a percentage of cost					91.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$144
Due in one to five years	5,794
Due in five to ten years	3,272
Thereafter	34,155
Total fixed income securities	$43,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2014 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,501	$—	$—	$17,501
Fixed income securities:
U.S. treasury debt	1	2,037	32	(15)	2,054
U.S. agency obligations	2	30	—	—	30
Foreign debt	2	4,653	—	(188)	4,465
Corporate debt	2	24,761	469	(1,718)	23,512
Preferred stock	2	16,166	256	(261)	16,161
Mortgage backed securities	2	309	8	(3)	314
Common stock	1	10,544	1,926	(783)	11,687
Mutual funds:
Equity	1	14,126	1,370	(181)	15,315
Fixed income	2	5,351	115	(72)	5,394
Other investments	2	3,560	—	(29)	3,531
Trust securities		$99,038	$4,176	$(3,250)	$99,964
Accrued investment income		$615			$615
Preneed funeral trust investments					$100,579
Market value as a percentage of cost					100.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.6 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments during our 2015 fiscal year. In 2014, we recorded a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2015, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2015 and 2014 are shown the the following tables (in thousands):

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$1,504	$(12)	$1,504	$(12)
Municipal Bonds	413	(66)	—	—	413	(66)
Foreign debt	3,763	(392)	416	(319)	4,179	(711)
Corporate debt	15,929	(3,294)	3,364	(1,417)	19,293	(4,711)
Preferred stock	10,623	(451)	5,338	(463)	15,961	(914)
Mortgage backed securities	—	—	272	(4)	272	(4)
Mutual funds:
Equity	11,848	(1,959)	3,510	(1,154)	15,358	(3,113)
Equity and other	—	—	—	—	—	—
Fixed income	1	—	876	(82)	877	(82)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$42,577	$(6,162)	$15,322	$(3,482)	$57,899	$(9,644)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$500	$—	$836	$(15)	$1,336	$(15)
Foreign debt	4,471	(188)	—	—	4,471	(188)
Corporate debt	14,310	(617)	1,598	(1,101)	15,908	(1,718)
Preferred stock	8,300	(232)	2,597	(29)	10,897	(261)
Mortgage backed securities	—	—	51	(3)	51	(3)
Mutual funds:
Equity	5,594	(739)	53	(44)	5,647	(783)
Equity and other	4,204	(180)	6	(1)	4,210	(181)
Fixed income	888	(19)	1,026	(53)	1,914	(72)
Other investments	—	—	42	(29)	42	(29)
Total temporary impaired securities	$38,267	$(1,975)	$6,209	$(1,275)	$44,476	$(3,250)
Preneed funeral trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Investment income	$3,190	$3,065	$2,819
Realized gains	7,957	7,184	3,931
Realized losses	(5,743)	(2,313)	(3,979)
Expenses and taxes	(1,669)	(1,470)	(988)
Increase in deferred preneed funeral receipts held in trust	(3,735)	(6,466)	(1,783)
	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Purchases	$(38,592)	$(57,297)	$(26,021)
Sales	39,853	60,352	42,582
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At December 31, 2015, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $26.8 million and $9.7 million, respectively, of which $11.2 million is presented in Accounts receivable and $25.3 million is presented in Preneed receivables. At December 31, 2014, the balance of preneed receivables for cemetery interment rights and for merchandise and services was $24.5 million and $9.4 million, respectively, of which $10.6 million is presented in Accounts receivable and $23.3 million is presented in Preneed receivables. The unearned finance charges associated with these receivables was $4.6 million and $5.2 million at December 31, 2014 and 2015, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 5.1% of the total receivables on recognized sales at December 31, 2015. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2014 and 2015, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2014	2015
Beginning balance	$1,347	$2,140
Write-offs and cancellations	(1,172)	(1,462)
Provision	1,965	1,087
Ending balance	$2,140	$1,765
The aging of past due financing receivables as of December 31, 2015 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$758	$446	$225	$1,061	$2,490	$22,742	$25,232
Deferred revenue	273	207	103	335	918	10,380	11,298
Total contracts	$1,031	$653	$328	$1,396	$3,408	$33,122	$36,530
The aging of past due financing receivables as of December 31, 2014 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$756	$407	$250	$1,439	$2,852	$21,394	$24,246
Deferred revenue	296	204	116	720	1,336	8,333	9,669
Total contracts	$1,052	$611	$366	$2,159	$4,188	$29,727	$33,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2014 and 2015, receivables from preneed trusts were as follows (in thousands):

	December 31, 2014	December 31, 2015
	(in thousands)
Preneed trust funds, at cost	$13,205	$13,963
Less: allowance for contract cancellation	(396)	(419)
Receivables from preneed trusts, net	$12,809	$13,544
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2015 and 2014. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2015
Cash and cash equivalents	$2,898	$2,898
Fixed income investments	8,423	8,426
Mutual funds and common stocks	2,626	2,625
Annuities	16	16
Total	$13,963	$13,965

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2014
Cash and cash equivalents	$2,834	$2,834
Fixed income investments	7,880	7,893
Mutual funds and common stocks	2,467	2,586
Annuities	24	24
Total	$13,205	$13,337
9. CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance policies totaled $313.0 million and $324.0 million at December 31, 2014 and 2015, respectively, and are not included on our Consolidated Balance Sheets.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2014 and 2015 were as follows (in thousands):

	December 31, 2014	December 31, 2015
Trust assets, at market value	$48,670	$43,127
Obligations due from trust	(528)	(711)
Care trusts’ corpus	$48,142	$42,416
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

property and memorials. This trust fund income is recognized, as earned, in Revenues from cemetery operations. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt and preferred stock, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2015. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 for further information of fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2015 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,472	$—	$—	$5,472
Fixed income securities:
Municipal bonds	2	325	—	(45)	280
Foreign debt	2	3,232	—	(480)	2,752
Corporate debt	2	16,216	57	(3,094)	13,179
Preferred stock	2	11,263	20	(611)	10,672
Common stock	1	11,945	393	(1,939)	10,399
Trust securities		$48,453	$470	$(6,169)	$42,754
Accrued investment income		$373			$373
Cemetery perpetual care investments					$43,127
Market value as a percentage of cost					88.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$79
Due in one to five years	3,391
Due in five to ten years	1,690
Thereafter	21,723
Total fixed income securities	$26,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We recorded a $0.5 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments during our 2015 fiscal year. In 2014, we recorded a $0.1 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments. At December 31, 2015, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses are temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the years ended December 31, 2015 and 2014, are shown in the following tables (in thousands):

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Municipal bonds	$280	$(45)	$—	$—	$280	$(45)
Foreign debt	2,541	(265)	281	(215)	2,822	(480)
Corporate debt	10,463	(2,164)	2,210	(931)	12,673	(3,095)
Preferred stock	7,100	(301)	3,568	(309)	10,668	(610)
Common stock	7,379	(1,220)	2,186	(719)	9,565	(1,939)
Total temporary impaired securities	$27,763	$(3,995)	$8,245	$(2,174)	$36,008	$(6,169)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2014
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,716	$(156)	$—	$—	$3,716	$(156)
Corporate debt	11,893	(513)	1,328	(915)	13,221	(1,428)
Preferred stock	6,821	(191)	2,133	(23)	8,954	(214)
Common stock	4,663	(616)	44	(37)	4,707	(653)
Total temporary impaired securities	$27,093	$(1,476)	$3,505	$(975)	$30,598	$(2,451)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Realized gains	$2,172	$3,468	$1,773
Realized losses	(542)	(1,748)	(2,431)
Decrease (increase) in Care trusts’ corpus	(1,630)	(1,720)	658
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the years ended December 31, 2013, 2014 and 2015 were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Investment income	$4,063	$4,713	$5,315
Realized gains, net	1,511	1,112	436
Total	$5,574	$5,825	$5,751
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Purchases	$(27,719)	$(38,413)	$(16,694)
Sales	28,261	35,402	14,710
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes issued in March 2014 was approximately $170.5 million at December 31, 2015 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

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

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2015 and 2014, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities.
12. DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2014 and 2015 were as follows (in thousands):

	December 31, 2014	December 31, 2015
Prepaid agreements not to compete, net of accumulated amortization of $5,105 and $5,404, respectively	$1,159	$1,912
Deferred loan costs, net of accumulated amortization of $2,809 and $3,246, respectively	1,870	1,445
Convertible subordinated notes issuance costs, net of accumulated amortization of $375 and $858, respectively	3,252	2,769
Tradenames	7,660	8,856
Other	323	210
Deferred charges and other non-current assets	$14,264	$15,192
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $79,207, $348,602 and $299,742 for the years ended December 31, 2013, 2014 and 2015, respectively. Deferred loan costs are being amortized over the term of the related debt using the effective interest method. Debt issuance costs related to our Convertible Notes issued in March 2014 are being amortized using the effective interest method over the seven year term of the notes. See Note 14 to the Consolidated Financial Statements herein for further discussion related to our Convertible Notes. Our tradenames have indefinite lives and therefore are not amortized. During the year ended December 31, 2015, we increased tradenames by approximately $1.2 million related to the acquisition of a funeral home business in February 2015 and we increased agreements not to compete by approximately $0.8 million related to the acquisition of a funeral home business in November 2015.
13. LONG-TERM DEBT
Our senior long-term debt consisted of the following at December 31, 2014 and 2015 (in thousands):

	December 31, 2014	December 31, 2015
Revolving credit facility, secured, floating rate	$40,500	$92,600
Term loan, secured, floating rate	120,312	110,937
Acquisition debt	1,205	4,929
Less: current portion	(9,630)	(12,012)
Total long-term debt	$152,387	$196,454
At December 31, 2015, we had a $325 million secured bank credit facility with Bank of America, N.A. as Administrative Agent comprised of a $200 million revolving credit facility and a $125 million term loan. The Credit Agreement contains an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accordion provision to borrow up to an additional $50 million in revolving loans, subject to certain conditions. The Credit Facility matures on March 31, 2019 and is collateralized by all personal property and funeral home real property in certain states. At December 31, 2015, we had outstanding borrowings under the revolving credit facility of $92.6 million and $110.9 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at December 31, 2015. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company’s leverage ratio. As of December 31, 2015, the prime rate margin was equivalent to 1.50% and the LIBOR margin was 2.50%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2015 was 2.60%.
On May 20, 2015, we entered into a sixth amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment provides that, among other things, we may repurchase our common stock so long as at the time of such repurchase there have been no defaults under the Credit Agreement, we have at least $15.0 million of unrestricted cash and undrawn borrowing capacity under the Credit Facility and the senior secured leverage ratio is less than 3.25 to 1.00. See Note 25 to the Consolidated Financial Statements included herein for additional information related to our Credit Facility.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Agreement. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any subsidiary guarantor under the Credit Agreement.
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2014 and 2015. The Credit Agreement calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.25 to 1.00 through March 30, 2015 and no more than 3.50 to 1.00 thereafter, and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2015, the leverage ratio was 2.97 to 1.00 and the fixed charge coverage ratio was 2.79 to 1.00.
Acquisition debt consists of deferred purchase price notes payable to sellers. A majority of the notes bear interest at rates ranging from 7.0% to 11.0%. A few notes bear interest at 0% and are discounted at imputed interest rates ranging from 8.5% to 10.0%. Original maturities range from five to twenty years.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

Years ending December 31,
2016	$12,012
2017	13,499
2018	15,184
2019	167,168
2020	383
2021 and thereafter	220
$208,466
14. CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due 2021 (the “Convertible Notes”). The Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Convertible Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us (the “Indenture”). The Convertible Notes bear interest at 2.75%. Interest on the Convertible Notes accrues from March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2014.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes is 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Convertible Notes mature on March 15, 2021, unless earlier converted or purchased by us. The conversion option of the Convertible Notes is not an embedded derivative. Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to December 15, 2020, if certain conditions are met. We may not redeem the Convertible Notes prior to maturity. However, in the event of a fundamental change (as defined in the Indenture), subject to certain conditions, a holder of the Convertible Notes will have the option to require us to purchase all or a portion of its Convertible Notes for cash. The fundamental change purchase price will equal 100% of the principal amount of the Convertible Notes to be purchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change purchase date.
We have recorded the issuance of the Convertible Notes per the guidance provided under ASC 470, Topic 20, Debt with Conversion and Other Options, which requires that we separate the Convertible Notes into a liability component and an equity component. The carrying amount of the liability is calculated by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the liability component was determined based on a bond discount rate of 6.75% per year. The carrying amount of the equity component representing the embedded conversion option was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and is recorded in Additional Paid in Capital (“APIC”) on our Consolidated Balance Sheets. The excess of the principal amount of the liability over its carrying amount is amortized to interest expense using the effective interest method. The expected life of the liability component will not be reassessed in subsequent periods unless the terms are modified.
We received gross proceeds of $143.75 million and paid transaction costs of approximately $4.7 million. We used a portion of the proceeds to repay our outstanding balance on our revolving credit facility and to redeem our existing convertible junior subordinated debentures. Refer to Note 15 herein for further discussion of the redemption of the convertible junior subordinated debentures.
Total transaction costs of $4.7 million were allocated to the liability and equity components in proportion to the allocation of the initial proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are included in Deferred charges and other non-current assets on our Consolidated Balance Sheets and are being amortized using the effective interest method over the seven year term of the Convertible Notes. Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Convertible Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Convertible Notes.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2015 are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2014	December 31, 2015
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(29,208)	(25,754)
Carrying value of the liability component	$114,542	$117,996

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $170.5 million at December 31, 2015.
Interest expense for the year ended December 31, 2015 included contractual coupon interest expense of $4.0 million and amortization of debt issuance costs of $0.5 million. Accretion of the discount on the Convertible Notes was approximately $3.5 million for the year ended December 31, 2015. The unamortized discount is being amortized over the remaining term of 62 months. The effective interest rate on the liability component for the year ended December 31, 2015 was 6.75% per year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate maturities of our Convertible Notes for the five years subsequent to December 31, 2015 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2016	$—	$(3,867)	$(3,867)
2017	—	(4,328)	(4,328)
2018	—	(4,844)	(4,844)
2019	—	(5,422)	(5,422)
2020	—	(6,068)	(6,068)
2021 and thereafter	143,750	(1,225)	142,525
	$143,750	$(25,754)	$117,996

15.	CONVERTIBLE JUNIOR SUBORDINATED DEBENTURES PAYABLE TO AFFILIATE AND COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF CARRIAGE SERVICES CAPITAL TRUST
Carriage’s wholly-owned subsidiary, Carriage Services Capital Trust, issued 1,875,000 units of 7% convertible preferred securities (TIDES) in June 1999, resulting in approximately $90.0 million in net proceeds, and the Company issued a 7% convertible junior subordinated debenture to Carriage Services Capital Trust in the amount of $93.75 million. The convertible preferred securities had a liquidation amount of $50 per unit and were convertible into Carriage’s common stock at the equivalent conversion price of $20.4375 per share of common stock. The convertible junior subordinated debentures and the TIDES were due to mature in 2029, and the TIDES were guaranteed on a subordinated basis by the Company. At December 31, 2014, the amount outstanding under the convertible junior subordinated debentures totaled $89.8 million.
On March 17, 2014, we called for the redemption of all our outstanding convertible junior subordinated debentures and the corresponding TIDES at a price $50 per $50 principal amount of the convertible junior subordinated debentures being redeemed, plus accrued and unpaid interest to the redemption date. In the first quarter of 2014, we used a portion of the net proceeds from the issuance of the Convertible Notes to redeem the convertible junior subordinated debentures for approximately $61.9 million in principal amount of our existing convertible junior subordinated debentures and approximately $0.9 million associated with the call premium. The remaining TIDES principal balance of $27.9 million was redeemed in April 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twelve years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $6.6 million, $6.4 million and $6.5 million for the years ended December 31, 2013, 2014 and 2015, respectively. Assets acquired under capital leases are included in property, plant and equipment in our accompanying Consolidated Balance Sheets in the amount of $3.1 million in 2014 and $2.9 million in 2015, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below. At December 31, 2015, future minimum lease payments under non-cancelable lease agreements were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
	(in thousands)
Years ending December 31,
2016	$4,790	$477
2017	4,111	483
2018	3,174	421
2019	2,900	388
2020	2,041	334
Thereafter	1,718	3,329
Total future minimum lease payments	$18,734	$5,432
Less: amount representing interest (rates ranging from 7% to 11.5%)		(2,334)
Less: current portion of obligations under capital leases		(223)
Long-term obligations under capital leases		$2,875
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
We have employment agreements with our executive officers and certain senior leadership. These agreements are generally for three or four years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.
At December 31, 2015, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows:

	Non-Compete	Consulting	Employment	Total
	(in thousands)
Years ending December 31,
2016	$1,612	$1,366	$2,135	$5,113
2017	1,296	1,281	1,205	3,782
2018	986	673	205	1,864
2019	776	440	—	1,216
2020	500	307	—	807
Thereafter	458	235	—	693
	$5,628	$4,302	$3,545	$13,475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.4 million, $1.6 million and $1.7 million for 2013, 2014 and 2015, respectively. We do not offer any post-retirement or post-employment benefits.
Other Commitments
We have an agreement to outsource the processing of transactions for the cemetery business and certain accounting activities. This agreement can be terminated for various reasons upon written notification from either us or the contractor. Payments vary based on the level of resources provided. We incurred costs of approximately $1.9 million each year for services rendered under this agreement in the years ended December 31, 2013, 2014 and 2015, respectively, of which we paid approximately $1.0 million each year, with the remainder paid by the trust.
In November 2015, we notified the contractor of our intent to terminate the contract effective April 30, 2016. Upon which time, all processing will return in-house and we will retain most of the resources that currently reside in our home office. We believe we will not incur additional costs under the new arrangement.
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
Leathermon, et al. v. Grandview Memorial Gardens, Inc., et al., United States District Court, Southern District of Indiana, Case No. 4:07-cv-137. On August 17, 2007, five plaintiffs filed a putative class action against the current and past owners of Grandview Cemetery in Madison, Indiana, including our subsidiaries that owned the cemetery from January 1997 until February 2001, on behalf of all individuals who purchased cemetery and burial goods and services at Grandview Cemetery. Plaintiffs sought monetary damages and claim that the cemetery owners performed burials negligently, breached Plaintiffs’ contracts and made misrepresentations regarding the cemetery. The Plaintiffs also allege that the claims occurred prior, during and after we owned the cemetery. On October 15, 2007, the case was removed from Jefferson County Circuit Court, Indiana to the Southern District of Indiana. On April 24, 2009, shortly before the Defendants had been scheduled to file their briefs in opposition to Plaintiffs’ motion for class certification, Plaintiffs moved to amend their complaint to add new class representatives and claims, while also seeking to abandon other claims. We, as well as several other Defendants, opposed Plaintiffs’ motion to amend their complaint and add parties. In April 2009, two Defendants moved to disqualify Plaintiffs’ counsel from further representing Plaintiffs in this action. On June 30, 2010, the court granted Defendants’ motion to disqualify Plaintiffs’ counsel. On May 6, 2010, Plaintiffs filed a petition for writ of mandamus with the Seventh Circuit Court of Appeals seeking relief from the trial court’s order of disqualification of counsel. On May 19, 2010, the Defendants responded to the petition of mandamus. On July 8, 2010, the Seventh Circuit denied Plaintiffs’ petition for writ of mandamus. Thus, pursuant to the trial court’s order, Plaintiffs were given 60 days from July 8, 2010 in which to retain new counsel to prosecute this action on their behalf. Plaintiffs retained new counsel and Plaintiffs’ counsel moved for leave to amend both the class representatives and the allegations stated within the complaint. Defendants filed oppositions to such amendments. The court issued an order permitting the Plaintiffs to proceed with amending the class representatives and a portion of their claims; however, certain of Plaintiffs’ claims have been dismissed. The parties reached a proposed class settlement, and the court granted its preliminary approval of such settlement by order dated March 19, 2014. Notice of the class settlement was provided pursuant to the Preliminary Order Approving Class Action Settlement, and no settlement class members opted out of the class nor objected to the terms of the settlement. The court issued its final approval of the settlement on June 23, 2014. Pursuant to the terms of the final settlement agreement, we have funded our obligations to the settlement class members by transferring the necessary funds to a settlement account; and the designated claims administrator is now administering the settlement in accordance with its terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. INCOME TAXES
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2013, 2014 and 2015 consisted of (in thousands):

	Year Ended December 31,
	2013	2014	2015
Current:
U. S. federal provision (benefit)	$(672)	$1,188	$9,840
State provision (benefit)	(522)	772	862
Total current provision (benefit)	$(1,194)	$1,960	$10,702
Deferred:
U. S. federal provision	$8,708	$5,117	$1,928
State provision (benefit)	1,731	178	1,107
Total deferred provision	$10,439	$5,295	$3,035
Total income tax provision	$9,245	$7,255	$13,737
A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2013, 2014 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2013		2014		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$8,284	34.0%	$7,719	34.0%	$12,105	35.0%
Effect of state income taxes, net of federal benefit	1,462	6.0	831	3.7	1,618	4.7
Effect of non-deductible expenses and other, net	(633)	(2.6)	583	2.6	155	0.4
Change in valuation allowance	132	0.5	(138)	(0.6)	(141)	(0.4)
Reduction for tax year 2011 federal audit	—	—	(1,740)	(7.7)	—	—
Total	$9,245	37.9%	$7,255	32.0%	$13,737	39.7%
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
The following table summarizes our unrecognized tax benefit as of December 31, 2014 and 2015 (in thousands):

	December 31, 2014	December 31, 2015
Unrecognized tax benefit	$515	$814
Interest accrued on unrecognized tax benefits	$—	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2014 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2014	2015
Deferred income tax assets:
Net operating loss carryforwards	$2,735	$2,132
Tax credit carryforwards	127	133
State bonus depreciation	1,513	993
Accrued liabilities and other	9,115	9,949
Amortization of non-compete agreements	815	897
Preneed liabilities, net	9,935	10,324
Total deferred income tax assets	24,240	24,428
Less valuation allowance	(330)	(189)
Total deferred income tax assets	$23,910	$24,239
Deferred income tax liabilities:
Amortization and depreciation	$(43,441)	$(48,318)
Convertible subordinated notes due 2021	(11,685)	(10,184)
Prepaids and other	(1,448)	(1,436)
Total deferred income tax liabilities	(56,574)	(59,938)
Total net deferred tax liabilities	$(32,664)	$(35,699)
Current deferred tax asset	$3,750	$4,257
Non-current deferred tax liabilities	(36,414)	(39,956)
Total net deferred tax liabilities	$(32,664)	$(35,699)
The current deferred tax asset is included in Other current assets at December 31, 2014 and 2015. The non-current deferred tax liability is disclosed on a separate line item on our Consolidated Balance Sheets.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized a net decrease of $0.1 million in our valuation allowance during 2015.
For federal income tax reporting purposes, we have no net operating loss carryforwards. For state reporting purposes, we have approximately $46.2 million of net operating loss carryforwards that will expire between 2016 and 2035, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that the we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2015 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. We have reviewed our income tax positions and identified certain tax deductions, primarily related to business acquisitions that are not certain. Our policy with respect to potential penalties and interest is to record them as “Other” expense and “Interest” expense, respectively. The entire balance of unrecognized tax benefits at December 31, 2015, if recognized, would affect our effective tax rate. We do not anticipate a significant increase or decrease in our unrecognized tax benefits during the next twelve months.
We have unrecognized tax benefits for federal and state income tax purposes totaling $0.8 million as of December 31, 2015, resulting primarily from deductions totaling $1.6 million on federal and state returns. We have accounted for these unrecognized tax benefits by booking a FIN 48 liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Unrecognized tax benefit at beginning of year	$7,747	$7,832	$515
Reductions based on tax positions related to the prior year	(93)	—	—
Reductions for tax year 2011 federal audit	—	(7,310)	—
Additions based on tax positions related to the current year	209	—	299
Reductions as a result of a lapse of the applicable statute of limitations	(31)	(7)	—
Unrecognized tax benefit at end of year	$7,832	$515	$814
The entire balance of unrecognized tax benefits, if recognized, would affect our effective tax rate. For the year ended December 31, 2015, we did not recognize any penalties, but we did recognize interest in our Consolidated Balance Sheets and our Consolidated Statements of Operations.
Our federal income tax returns for 2012 through 2014 are open tax years that may be examined by the Internal Revenue Service. Our unrecognized state tax benefits are related to state returns open from 2012 through 2015.
18. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 22,497,873 and 22,434,609 shares issued and outstanding, net of 5,849,316 and 3,921,651 shares held in treasury at par, at December 31, 2015 and 2014, respectively.
Stock Based Compensation Plans
At December 31, 2015, we had one stock benefit plan in effect under which stock option grants or restricted stock have been issued or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”). All of the options granted under this plan have either five, seven or ten-year terms. The Amended and Restated 2006 Plan expires on May 24, 2022. The expiration and termination of these plans does not affect the options previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The Amended and Restated 2006 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock, stock appreciation rights and performance awards. Option grants are required by the Amended and Restated 2006 Plan to be issued with an exercise price equal to or greater than the fair market value of Carriage’s common stock as determined by the average of the high and low closing price on the date of the option grant.
The status of the Amended and Restated 2006 Plan at December 31, 2015 is as follows (shares in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
Amended and Restated 2006 Plan	5,000	1,157	1,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Options
Employee stock options have historically been granted annually, as approved by the Compensation Committee of the Board. The options are granted with an exercise price equal to the market price of our common stock on the date of grant. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average of assumptions, based on the methods described above for the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Dividend yield	0.59%	0.50%	0.44%
Expected volatility	33.63%	33.34%	32.62%
Risk-free interest rate	0.41%	0.99%	1.13%
Expected holding period (years)	3.6	3.7	3.6
During the first quarter of 2015, we granted 628,000 options to certain employees at a grant price of $22.58 and 25,000 options to a new employee at a grant price of $24.74. These options will vest in 33.33% increments over a three year period and have a seven year term. The value of these stock options is approximately $3.7 million. In 2014, a total of 803,700 stock options were awarded, the value of which is approximately $4.1 million. In 2013, a total of 562,500 stock options were awarded, the value of which is approximately $2.3 million.
A summary of the stock options at December 31, 2013, 2014 and 2015 and changes during the three years ended         December 31, 2015 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2013		2014		2015
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	312	$5.41	766	$13.03	1,381	$17.07
Granted	563	$16.73	804	$20.20	653	$22.66
Exercised	(45)	$5.33	(68)	$5.47	(110)	$14.36
Canceled or expired	(64)	$13.82	(121)	$18.80	(229)	$20.39
Outstanding at end of year	766	$13.03	1,381	$17.07	1,695	$18.95
Exercisable at end of year	192	$5.36	329	$10.97	583	$15.00
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2015 was $8.7 million and $5.3 million, respectively. The total intrinsic value of options exercised during 2013, 2014 and 2015 totaled $0.5 million, $1.0 million and $1.1 million, respectively.
The total fair value of stock options vested during 2013, 2014 and 2015 totaled approximately $0.2 million, $0.8 million and $1.8 million, respectively. We recorded compensation expense related to stock options totaling approximately $0.8 million, $1.6 million and $2.4 million in 2013, 2014 and 2015, respectively. The significant increase in expense for the year ended December 31, 2015 as compared to 2014 was due to additional expense of approximately $.9 million related to the 2015 grant of stock options.
As of December 31, 2015, there was $3.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options expected to be recognized over a weighted average period of approximately two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table further describes our outstanding stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/15	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/15	Weighted-Average Exercise Price
$4.78 - $5.94	149,021	5.31	$5.55	149,021	$5.55
$16.73 - $17.00	396,500	7.16	$16.73	254,498	$16.73
$20.26 - $22.58	1,149,868	4.62	$21.45	179,400	$20.39
$4.78 - $22.58	1,695,389	5.27	$18.95	582,919	$15.00
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our employee stock purchase plan (“ESPP”). Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of a quarter) or the actual date of purchase (end of quarter). In 2015, employees purchased a total of 44,074 shares at a weighted average price of $17.17 per share. In 2014, employees purchased a total of 55,877 shares at a weighted average price of $15.50 per share. In 2013, employees purchased a total of 76,272 shares at a weighted average price of $11.89 per share. Compensation expense for the ESPP totaling approximately $277,000, $260,000, and $197,000 was expensed in 2013, 2014 and 2015, respectively.
The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2013	2014	2015
Dividend yield	0.6%	0.6%	0.4%
Expected volatility	41%	33%	24%
Risk-free interest rate	0.08%, 0.12%,0.135%, 0.15%	0.07%, 0.09%,0.11%, 0.13%	0.02%, 0.11%,0.18%, 0.25%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Restricted Stock Grants
From time to time, we issue shares of restricted common stock to certain officers, key employees and directors of the Company from our stock benefit plans. The restricted stock shares issued to officers and key employees vest in either 25% or 33.33% increments over four or three year terms, respectively. During the first quarter of 2015, we issued restricted stock awards totaling 37,900 to certain employees that vest over a three year period and had an aggregate grant date market value of approximately $0.9 million. During the third quarter of 2015, we issued restricted stock awards totaling 4,837 to a new director, one-half that vests immediately and the remainder vests equally over a two year period and had an aggregate grant date market value of $0.1 million. A summary of the status of unvested restricted stock awards as of December 31, 2015, and changes during 2015, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	330	$16.20
Awards	43	22.40
Vestings	(159)	10.64
Cancellations	(11)	18.36
Unvested at December 31, 2015	202	$20.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related to the vesting of restricted stock awards previously awarded to our officers and key employees, we recorded compensation expense, which is included in general, administrative and other expenses, totaling $1.7 million for the year ended December 31, 2013, $1.8 million for the year ended December 31, 2014 and $1.5 million for the year ended December 31, 2015.
As of December 31, 2015, we had $5.2 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.1 years.
Performance-Based Stock Awards
During the third quarter of 2012, the Compensation Committee of our Board granted performance-based awards (the “PBS Awards”) with both market and service vesting conditions to certain officers, employees and outside directors. No PBS Awards were granted during fiscal year 2013 or 2014. To the extent vested, each PBS Award represented the right to receive a specified number of shares of our common stock, subject to the grantee’s payment, with respect to each share of common stock subject to such PBS Award, of an amount equal to the greater of (a) the then-current market price per share of our common stock on the date such PBS Award was granted plus $0.50 or (b) $9.00. Each PBS Award would have vested if on or before the fifth anniversary of the applicable grant date, the closing price of our common stock was greater than or equal to $21.50 on any three days, whether or not consecutive, within a period of 30 consecutive calendar days, subject to the applicable grantee’s continuous employment or service relationship with us through such date (the “Price Vesting Date”). However, if the Price Vesting Date occurred prior to the first anniversary of the grant date, then each PBS Award would not vest until the first anniversary of such grant date, subject to the applicable grantee's continued employment or service relationship with us through the first anniversary of the grant date.
On January 3, 2014, we offered all grantees who held outstanding PBS Awards an opportunity to surrender their PBS Awards to us in exchange for cash payments equal to the product of (i) the difference between (x) $19.00 and (y) the applicable purchase price under their respective PBS Awards and (ii) the number of shares of our common stock subject to their PBS Awards (the “Cash Out Payments”). All outstanding PBS Awards were surrendered to us and canceled in exchange for Cash Out Payments of approximately $16.2 million. Of this amount, $3.2 million was paid to the Board.
Director Compensation Plans
Our Director Compensation Policy provides for the following: (i) the chairman of our Audit Committee receives an annual cash retainer of $17,500, the chairman of our Compensation and Corporate Governance Committees receives an annual cash retainer of $15,000 and the Lead Director of our Board receives an annual cash retainer of $115,000, payable in quarterly installments; and (ii) each independent director of our Board receives an annual cash retainer of $40,000 paid on a quarterly basis and an annual equity retainer of $75,000 in shares of our common stock issued at our annual meeting of stockholders. Additionally, each independent director receives $2,000 for each regular or special meeting of the full Board and our Audit Committee attended in person or by phone. Members of the other committees and their chairmen receive $1,600 for each committee meeting held in person or by phone that such director attends. Under our Director Compensation Policy, the annual cash retainers for each committee chairman and the annual equity retainer are paid on the date of our annual meeting of stockholders, which for this year was held on May 19, 2015.
On May 19, 2015, we issued shares of our common stock totaling 8,859 to three independent directors for such retainer. One new director joined our Board during the third quarter 2015, at which time he was issued 4,837 restricted stock awards valued at approximately $0.1 million. One-half of those shares vested immediately; the remainder vest over two years.
We recorded $0.8 million, $0.8 million and $0.7 million, respectively, in pre-tax compensation expense, which is included in general, administrative and other expenses, for each of the years ended December 31, 2013, 2014 and 2015 related to the director fees, annual retainers and deferred compensation amortization.
Cash Dividends
Our Board declared four quarterly dividends of $0.025 per share, totaling approximately $1.8 million, which were paid on March 2, 2015, June 1, 2015, September 1, 2015 and December 1, 2015, respectively, to record holders of our common stock as of February 13, 2015, May 14, 2015, August 14, 2015 and November 13, 2015, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2014	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	(22,573)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	22,573
Balance at December 31, 2015	$—
19. SHARE REPURCHASE PROGRAM
On May 19, 2015, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with the Exchange Act. On September 28, 2015, our Board authorized additional repurchases of $20.0 million of our common stock bringing the total authorized repurchase amount to $45.0 million. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, representing the entire authorized repurchase amount, at an average cost of $23.34 per share. Our shares were purchased in the open market or in privately negotiated transactions. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2013, 2014 and 2015:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2013	2014	2015
	(in thousands, except per share data)
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$15,120	$15,446	$20,853
Less: Earnings allocated to unvested restricted stock	(314)	(295)	(257)
Income attributable to continuing operations	$14,806	$15,151	$20,596

Numerator from discontinued operations
Income from discontinued operations	$4,176	$392	$—
Less: Earnings allocated to unvested restricted stock	(85)	(8)	—
Income attributable to discontinued operations	$4,091	$384	$—

Numerator for diluted earnings per share:
Adjustment for diluted earnings per share:
Interest on convertible junior subordinated debentures, net of tax	$3,454	$—	$—
	$3,454	$—	$—

Income attributable to continuing operations	$18,260	$15,151	$20,596
Income attributable to discontinuing operations	$4,091	$384	$—

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	17,826	18,108	17,791
Effect of dilutive securities:
Stock options	175	149	246
Convertible junior subordinated debentures	4,392	—	—
Convertible subordinated notes	—	—	276
Denominator for diluted earnings per common share - weighted average shares outstanding	22,393	18,257	18,313

Basic earnings per common share:
Continuing operations	$0.83	$0.84	$1.16
Discontinued operations	0.23	0.02	—
Basic earnings per common share	$1.06	$0.86	$1.16

Diluted earnings per common share:
Continuing operations	$0.82	$0.83	$1.12
Discontinued operations	0.18	0.02	—
Diluted earnings per common share	$1.00	$0.85	$1.12

The fully diluted weighted average shares outstanding for the year ended December 31, 2015, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares for the year ended December 31, 2014 that would have been issued upon conversion under the if-converted method for our convertible subordinated notes.

The fully diluted weighted average shares outstanding for the year ended December 31, 2013, and the corresponding calculation of fully diluted earnings per share, included approximately 4.4 million shares that would have been issued upon conversion of our convertible junior subordinated debentures as a result of the application of the if-converted method prescribed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

by ASC 260. The convertible junior subordinated debentures were redeemed in March and April 2014. As a result, there was no impact on our calculation of fully diluted earnings per share for the years ended December 31, 2014 and 2015.
Options to purchase 0.5 million shares were not included in the computation of diluted earnings per share for the year ended December 31, 2013, because the effect would be anti-dilutive as the exercise prices exceeded the average market price of the common shares. There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2014 and 2015.

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

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
External revenues from continuing operations:
2015	$185,818	$56,684	$—	$242,502
2014	173,735	52,389	—	226,124
2013	163,082	49,992	—	213,074
Income (loss) from continuing operations before income taxes:
2015	$58,404	$17,492	$(41,306)	$34,590
2014	53,385	15,180	(45,864)	22,701
2013	48,206	14,679	(38,520)	24,365
Total assets:
2015	$591,389	$229,479	$16,485	$837,353
2014	568,842	240,009	18,677	827,528
2013	502,525	227,520	16,554	746,599
Long-lived assets:
2015	$472,419	$89,866	$3,370	$565,655
2014	437,735	88,467	1,835	528,037
2013	373,173	85,901	2,654	461,728
Depreciation and amortization from continuing operations:
2015	$7,614	$4,420	$1,746	$13,780
2014	6,841	3,704	1,378	11,923
2013	6,440	3,739	1,456	11,635
Capital expenditures:
2015	$27,654	$5,332	$2,838	$35,824
2014	16,804	5,606	1,265	23,675
2013	6,436	2,936	1,323	10,695
Number of operating locations at year end:
2015	167	32	—	199
2014	164	32	—	196
2013	161	32	—	193
Interest expense:
2015	$577	$8	$9,974	$10,559
2014	316	17	9,975	10,308
2013	323	36	12,263	12,622
Income tax expense (benefit) from continuing operations:
2015	$23,195	$6,947	$(16,405)	$13,737
2014	17,061	4,851	(14,657)	7,255
2013	18,270	5,563	(14,588)	9,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2014 and 2015 is as follows:

	December 31,
	2014	2015
	(in thousands)
Other Current Assets:
Deferred taxes	$3,750	$4,256
Income tax receivables	3,293	279
Other current assets	101	172
Total other current assets	$7,144	$4,707

Accrued Liabilities:
Accrued salaries and wages	$2,073	$2,383
Accrued incentive compensation	5,660	5,862
Accrued vacation	1,978	2,239
Accrued insurance	2,171	2,246
Accrued interest	1,232	1,295
Accrued ad valorem and franchise taxes	537	604
Accrued commissions	654	470
Other accrued liabilities	898	1,442
Total accrued liabilities	$15,203	$16,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues and Costs and Expenses

The detail of certain income statement accounts for the years ended December 31, 2013, 2014 and 2015 is as follows:

	Year Ended December 31,
	2013	2014	2015
	(in thousands)
Revenues:
Goods
Funeral	$64,409	$66,877	$71,399
Cemetery	30,392	32,300	35,479
Total goods	$94,801	$99,177	$106,878
Services
Funeral	$89,442	$97,375	$104,969
Cemetery	10,087	10,556	11,178
Total services	$99,529	$107,931	$116,147
Financial revenue
Preneed funeral commission income	$1,853	$2,036	$1,484
Preneed funeral trust earnings	7,378	7,447	7,966
Cemetery trust earnings	8,095	8,123	8,440
Cemetery finance charges	1,418	1,410	1,587
Total financial revenue	$18,744	$19,016	$19,477
Total revenues	$213,074	$226,124	$242,502

Cost of revenues:
Goods
Funeral	$52,362	$54,421	$56,819
Cemetery	22,222	23,800	24,600
Total goods	$74,584	$78,221	$81,419
Services
Funeral	$46,030	$49,357	$51,236
Cemetery	6,543	6,860	6,924
Total services	$52,573	$56,217	$58,160
Financial expenses
Preneed funeral commissions	$1,213	$1,078	$1,031
Trust administration fees	227	249	353
Total financial expenses	$1,440	$1,327	$1,384
Total cost of revenues	$128,597	$135,765	$140,963
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2014 and 2015, in thousands, except earnings per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$63,253	$59,261	$58,378	$61,610
Gross profit	22,209	18,248	17,360	19,691
Net income from continuing operations	$6,418	$4,557	$4,444	$5,434
Net income available to common stockholders	$6,418	$4,557	$4,444	$5,434
Basic earnings per common share:	$0.35	$0.25	$0.25	$0.32
Diluted earnings per common share: (a)	$0.34	$0.24	$0.24	$0.31

2014
Revenues	$55,652	$56,504	$54,549	$59,419
Gross profit	18,015	17,989	15,077	18,927
Net income from continuing operations	$1,631	$3,883	$4,565	$5,367
Net income (loss) from discontinued operations	587	(637)	431	11
Net income available to common stockholders	$2,218	$3,246	$4,996	$5,378
Basic earnings per common share:	$0.12	$0.18	$0.27	$0.29
Diluted earnings per common share: (a)	$0.12	$0.17	$0.26	$0.29

(a) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts, may not equal the total computed for 2014 and 2015 due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2013	2014	2015
Cash paid for interest and financing costs	$12,248	$8,894	$9,159
Cash paid for taxes	655	2,674	8,283
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	3,822	8,219	4,879
Restricted common stock withheld for payroll taxes	1,610	1,305	1,580
Net withdrawals (deposits) from / into preneed funeral trusts	(3,891)	(418)	12,054
Net withdrawals (deposits) from / into preneed cemetery trusts	(1,324)	1	8,681
Net withdrawals from perpetual care trusts	3,091	1,857	5,543
Net increase in preneed receivables	(1,331)	(1,731)	(1,714)
Net (deposits) withdrawals of receivables into / from preneed trusts	709	(1,643)	(735)
Net change in preneed funeral receivables increasing deferred revenue	860	677	483
Net change in preneed cemetery receivables increasing (decreasing) deferred revenue	327	(374)	(154)
Net (withdrawals) deposits from / into preneed funeral trust accounts (decreasing) increasing deferred preneed funeral receipts held in trust	3,891	418	(12,054)
Net (withdrawals) deposits from / into preneed cemetery trust accounts (decreasing) increasing deferred cemetery receipts held in trust	1,324	(1)	(8,681)
Net withdrawals from perpetual care trust accounts decreasing care trusts’ corpus	(2,949)	(1,901)	(5,726)
25. SUBSEQUENT EVENTS
On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of the Convertible Notes) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2013:
Allowance for bad debts, current portion	$1,177	$1,225	$1,555	$847
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,059	$768	$1,002	$1,825
Employee severance accruals	$158	$755	$664	$249
Litigation reserves	$108	$—	$91	$17
Valuation allowance of the deferred tax asset	$317	$227	$76	$468

Year ended December 31, 2014:
Allowance for bad debts, current portion	$847	$1,705	$1,425	$1,127
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,825	$1,284	$770	$2,339
Employee severance accruals	$249	$681	$714	$216
Litigation reserves	$17	$—	$14	$3
Valuation allowance of the deferred tax asset	$468	$—	$138	$330

Year ended December 31, 2015:
Allowance for bad debts, current portion	$1,127	$966	$1,039	$1,054
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,339	$712	$1,009	$2,042
Employee severance accruals	$216	$698	$634	$280
Litigation reserves	$3	$—	$3	$—
Valuation allowance of the deferred tax asset	$330	$—	$141	$189

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective, as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2015, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ Carl B. Brink
Carl B. Brink
Co-Chief Financial Officer and Treasurer

February 23, 2016

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2015, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,695,389	$18.95	1,157,349
Equity compensation plans not approved by security holders	—	—	—
Total	1,695,389	$18.95	1,157,349

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:

(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	99
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2016 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-05545) filed on July 18, 1996.

3.5	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2000.

3.6	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

4.4
Amendment No. 2 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.15 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

10.7
Sixth Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2015.

10.8
Seventh Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

10.9
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.10
First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.11	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12
Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.13	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.16	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.17
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

10.18
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

10.19	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012.

10.20	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.21	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

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

*10.24	Form of Employee Performance Award Agreement.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from KPMG LLP to Securities and Exchange Commission, dated March 19, 2014. Incorporated by reference to Exhibit 16.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

*21.1	Subsidiaries of the Company.

*23.1	Consent of GRANT THORNTON LLP.

*23.2	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2016.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 23, 2016

/s/ David J. DeCarlo	President and Vice Chairman of the Board	February 23, 2016
David J. DeCarlo

/s/ Viki K. Blinderman	Co-Chief Financial Officer, Chief Accounting Officer and Secretary	February 23, 2016
Viki K. Blinderman	(Principal Accounting Officer)

/s/ Carl B. Brink	Co-Chief Financial Officer and Treasurer	February 23, 2016
Carl B. Brink	(Principal Financial Officer)

/s/ Donald D. Patteson Jr.	Director	February 23, 2016
Donald D. Patteson Jr.

/s/ Richard W. Scott	Director	February 23, 2016
Richard W. Scott

/s/ Barry K. Fingerhut	Director	February 23, 2016
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	February 23, 2016
Bryan D. Leibman

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-05545) filed on July 18, 1996.

3.5	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2000.

3.6	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit to the Company’s current report on Form 8-K filed May 28, 2008.

4.1	Certificate of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.6 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

4.4
Amendment No. 2 to Amended and Restated Declaration of Trust of Carriage Services Capital Trust. Incorporated by reference to Exhibit 4.15 to the Company’s Form S-3 Registration Statement No. 333-84141.

4.5	Common Securities Guarantee, dated June 3, 1999 by Carriage Services, Inc. as Guarantor. Incorporated by reference to Exhibit 4.13 to the Company’s Form S-3 Registration Statement No. 333-84141.

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

10.7
Sixth Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2015.

10.8
Seventh Amendment to Credit Agreement, dated May 20, 2015, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

10.9
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.10
First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.11	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12
Employment Agreement by and between Carriage Services, Inc. and David J. DeCarlo dated March 3, 2014. Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.13	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.16	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012.

10.17
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

10.18
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013.

10.19	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012.

10.20	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.21	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

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

*10.24	Form of Employee Performance Award Agreement.

*12.1	Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from KPMG LLP to Securities and Exchange Commission, dated March 19, 2014. Incorporated by reference to Exhibit 16.1 on the Company's Current Report on Form 8-K filed March 19, 2014.

*21.1	Subsidiaries of the Company.

*23.1	Consent of GRANT THORNTON LLP.

*23.2	Consent of KPMG LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.