Form 10-Q
period 2016-03-31
CARRIAGE SERVICES INC
filed 2016-04-26
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 22, 2016 was 16,630,583.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$535	$871
Accounts receivable, net of allowance for bad debts of $1,054 in 2015 and $943 in 2016	18,181	17,911
Inventories	5,654	5,782
Prepaid expenses	4,684	4,770
Other current assets	4,707	3,853
Total current assets	33,761	33,187
Preneed cemetery trust investments	63,291	60,432
Preneed funeral trust investments	85,553	83,132
Preneed receivables, net of allowance for bad debts of $2,042 in 2015 and $2,046 in 2016	27,998	28,224
Receivables from preneed trusts	13,544	13,050
Property, plant and equipment, net of accumulated depreciation of $103,306 in 2015 and $105,016 in 2016	214,874	216,864
Cemetery property, net of accumulated amortization of $30,289 in 2015 and $31,282 in 2016	75,597	75,784
Goodwill	264,416	264,416
Deferred charges and other non-current assets	10,978	10,748
Cemetery perpetual care trust investments	43,127	41,341
Total assets	$833,139	$827,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,236	$12,533
Accounts payable	7,917	6,162
Other liabilities	524	2,535
Accrued liabilities	16,541	14,623
Total current liabilities	37,218	35,853
Long-term debt, net of current portion	103,495	139,413
Revolving credit facility	91,514	52,633
Convertible subordinated notes due 2021	115,227	116,278
Obligations under capital leases, net of current portion	2,875	2,816
Deferred preneed cemetery revenue	56,721	56,692
Deferred preneed funeral revenue	31,748	31,209
Deferred tax liability	39,956	38,968
Other long-term liabilities	5,531	5,782
Deferred preneed cemetery receipts held in trust	63,291	60,432
Deferred preneed funeral receipts held in trust	85,553	83,132
Care trusts’ corpus	42,416	41,292
Total liabilities	675,545	664,500
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,497,873 and 22,481,301 issued as of December 31, 2015 and March 31, 2016, respectively	225	225
Additional paid-in capital	214,250	214,763
Retained earnings	3,385	7,956
Treasury stock, at cost; 5,849,316 shares at December 31, 2015 and March 31, 2016	(60,266)	(60,266)
Total stockholders’ equity	157,594	162,678
Total liabilities and stockholders’ equity	$833,139	$827,178
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2016
Revenues:
Funeral	$50,137	$49,302
Cemetery	13,116	14,029
	63,253	63,331
Field costs and expenses:
Funeral	28,415	27,781
Cemetery	7,302	7,862
Depreciation and amortization	2,802	3,336
Regional and unallocated funeral and cemetery costs	2,525	3,049
	41,044	42,028
Gross profit	22,209	21,303
Corporate costs and expenses:
General and administrative costs and expenses	7,170	9,247
Home office depreciation and amortization	520	398
	7,690	9,645
Operating income	14,519	11,658
Interest expense	(2,550)	(2,851)
Accretion of discount on convertible subordinated notes	(827)	(927)
Loss on early extinguishment of debt	—	(567)
Other income (loss)	(119)	305
Income before income taxes	11,023	7,618
Provision for income taxes	(4,605)	(3,047)
Net income	$6,418	$4,571

Basic earnings per common share:	$0.35	$0.27
Diluted earnings per common share:	$0.34	$0.27

Dividends declared per common share	$0.025	$0.025

Weighted average number of common and common equivalent shares outstanding:
Basic	18,208	16,459
Diluted	18,804	16,650
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income	$6,418	$4,571
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale and disposal of assets	—	(187)
Loss on early extinguishment of debt	—	567
Depreciation and amortization	3,322	3,734
Amortization of deferred financing costs	226	221
Accretion of discount on convertible subordinated notes	827	927
Provision for losses on accounts receivable	424	523
Stock-based compensation expense	1,089	1,297
Deferred income tax expense	1,559	379
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	56	(479)
Inventories and other current assets	3,224	(727)
Deferred charges and other	111	230
Preneed funeral and cemetery trust investments	(760)	7,560
Accounts payable	(9)	(1,755)
Accrued and other liabilities	(5,020)	(147)
Deferred preneed funeral and cemetery revenue	(82)	(568)
Deferred preneed funeral and cemetery receipts held in trust	1,237	(6,404)
Net cash provided by operating activities	12,622	9,742

Cash flows from investing activities:
Acquisitions and land for new construction	(4,250)	(2,685)
Purchase of land and buildings previously leased	(600)	—
Net proceeds from the sale of assets	—	555
Capital expenditures	(5,798)	(3,595)
Net cash used in investing activities	(10,648)	(5,725)

Cash flows from financing activities:
Borrowings on the revolving credit facility	10,600	11,500
Payments against the revolving credit facility	(10,100)	(50,100)
Borrowings on the term loan	—	39,063
Payments against the term loan	(2,344)	(2,813)
Payments on other long-term debt and obligations under capital leases	(370)	(321)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	212	228
Dividends on common stock	(463)	(415)
Payment of loan origination costs related to the credit facility	(13)	(717)
Excess tax benefit (deficiency) of equity compensation	408	(106)
Net cash used in financing activities	(2,070)	(3,681)

Net increase (decrease) in cash and cash equivalents	(96)	336
Cash and cash equivalents at beginning of period	413	535
Cash and cash equivalents at end of period	$317	$871

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2016, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2015 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $0.8 million and $1.0 million for the three months ended March 31, 2015 and 2016, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Accounts receivable included approximately $8.2 million and $7.4 million of funeral receivables at December 31, 2015 and March 31, 2016, respectively, and $9.7 million and $10.2 million of cemetery receivables at December 31, 2015 and March 31, 2016, respectively. For 2015 and 2016, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represented the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million of funeral receivables at December 31, 2015 and March 31, 2016 and $20.7 million and $20.9 million of cemetery receivables at December 31, 2015 and March 31, 2016, respectively. Bad debt expense totaled approximately $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2016.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2015 and March 31, 2016:

	December 31, 2015	March 31, 2016
	(in thousands)
Land	$65,433	$67,868
Buildings and improvements	180,804	180,711
Furniture, equipment and automobiles	71,943	73,301
Property, plant and equipment, at cost	318,180	321,880
Less: accumulated depreciation	(103,306)	(105,016)
Property, plant and equipment, net	$214,874	$216,864
We recorded depreciation expense of approximately $2.6 million and $2.7 million for the three months ended March 31, 2015 and 2016, respectively. During the first quarter of 2016, we acquired real estate for $2.7 million for funeral home expansion projects.
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
See Note 11 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance on simplifying the presentation of debt issuance costs. In April 2015, the FASB issued Accounting Standards Update (“ASU”), Imputation of Interest (Subtopic 835-30), which requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation will result in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuances costs of $4.2 million and $4.1 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2015 and March 31, 2016, respectively.
Business Combinations
Effective January 1, 2016, we adopted the FASB new guidance on simplifying the accounting for measurement-period adjustments for Business Combinations. In September 2015, the FASB issued ASU, Business Combinations (Topic 805), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. These include the effect on earnings of changes in depreciation, amortization, or other income effects as if the accounting had been completed at the acquisition date. The entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Our adoption of this ASU did not have a material effect on our financial statements.
Extraordinary and Unusual Items
Effective January 1, 2016, we adopted the FASB new guidance on extraordinary and unusual items. In January 2015, the FASB issued ASU, Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of reporting extraordinary items. Preparers will not have to assess whether a particular event or transaction is extraordinary and likewise, auditors and regulators no longer need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. Our adoption of this ASU did not have a material effect on our financial statements.
Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2016 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. See Note 14 to the Consolidated Financial Statements included herein for additional information regarding subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Simplifying Share-Based Payment Accounting
In March 2016, the FASB issued ASU, Compensation—Stock Compensation (Topic 718). This ASU applies to all entities that issue share-based payment awards to their employees. The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted for all entities. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2017 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Leases
In February 2016, the FASB issued ASU, Leases (Topic 842). This ASU addresses certain aspects of recognition, presentation, and disclosure of leases and apply to all entities that that enter into a lease, with some specified scope exemptions. The amendments in this ASU aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted for all entities. Both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2019 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
3.    PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw when the merchandise or services are provided. The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2015 and March 31, 2016 were as follows (in thousands):

	December 31, 2015	March 31, 2016
Preneed cemetery trust investments, at market value	$65,486	$62,551
Less: allowance for contract cancellation	(2,195)	(2,119)
Preneed cemetery trust investments, net	$63,291	$60,432
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2016, our preneed cemetery trust investments were not under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor (“CSV RIA”) are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and mortgage backed securities, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2016. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 7 for further information of the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,611	$—	$—	$4,611
Fixed income securities:
Municipal bonds	2	457	—	(83)	374
Foreign debt	2	7,437	110	(937)	6,610
Corporate debt	2	25,871	699	(3,238)	23,332
Preferred stock	2	16,184	5	(1,406)	14,783
Common stock	1	15,006	162	(4,403)	10,765
Mutual Funds:
Fixed Income	2	$1,078	$49	$—	$1,127
Trust securities		$70,644	$1,025	$(10,067)	$61,602
Accrued investment income		$949			$949
Preneed cemetery trust investments					$62,551
Market value as a percentage of cost					87.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$127
Due in one to five years	8,546
Due in five to ten years	4,591
Thereafter	31,835
Total fixed income securities	$45,099

The cost and fair market values associated with preneed cemetery trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,296	$—	$—	$8,296
Fixed income securities:
Municipal bonds	2	458	—	(63)	395
Foreign debt	2	4,803	—	(695)	4,108
Corporate debt	2	22,968	85	(4,279)	18,774
Preferred stock	2	16,236	29	(885)	15,380
Mortgage backed securities	2	—	—	—	—
Common stock	1	20,387	682	(3,161)	17,908
Trust securities		$73,148	$796	$(9,083)	$64,861
Accrued investment income		$625			$625
Preneed cemetery trust investments					$65,486
Market value as a percentage of cost					88.7%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.7 million impairment in the first quarter of 2015 and 2016 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2016, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2016 and December 31, 2015, are shown in the following tables (in thousands):

	March 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$142	$(28)	$232	$(55)	$374	$(83)
Foreign debt	2,671	(395)	1,984	(542)	4,655	(937)
Corporate debt	5,449	(853)	8,034	(2,385)	13,483	(3,238)
Preferred stock	6,613	(566)	7,730	(840)	14,343	(1,406)
Common stock	6,088	(2,602)	3,278	(1,801)	9,366	(4,403)
Total temporary impaired securities	$20,963	$(4,444)	$21,258	$(5,623)	$42,221	$(10,067)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$395	$(63)	$—	$—	$395	$(63)
Foreign debt	$3,680	$(384)	$406	$(312)	$4,086	$(696)
Corporate debt	14,468	(2,992)	3,056	(1,287)	17,524	(4,279)
Preferred stock	10,285	(436)	5,168	(448)	15,453	(884)
Common stock	12,029	(1,989)	3,564	(1,172)	15,593	(3,161)
Total temporary impaired securities	$40,857	$(5,864)	$12,194	$(3,219)	$53,051	$(9,083)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Investment income	$517	$291
Realized gains	358	108
Realized losses	(798)	(2,480)
Expenses and taxes	(319)	(343)
Decrease in deferred preneed cemetery receipts held in trust	242	2,424
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Purchases	$(7,008)	$(10,892)
Sales	$2,752	$7,354
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by funds paid by the customer to us. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw prior to our performance and amounts received from customers that are not required to be deposited into trust, pursuant to various state laws. The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2015 and March 31, 2016 were as follows (in thousands):

	December 31, 2015	March 31, 2016
Preneed funeral trust investments, at market value	$88,444	$85,958
Less: allowance for contract cancellation	(2,891)	(2,826)
Preneed funeral trust investments, net	$85,553	$83,132
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we are obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2016, our preneed funeral trust investments were not under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisor are included in revenue in the period in which they are earned.

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no other transfers between Levels 1 and 2 for the three months ended March 31, 2016. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 7 for further information of the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed funeral trust investments at March 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,828	$—	$—	$17,828
Fixed income securities:
U.S. treasury debt	1	1,491	48	—	1,539
Municipal bonds	2	478	—	(87)	391
Foreign debt	2	7,823	120	(971)	6,972
Corporate debt	2	27,648	793	(3,412)	25,029
Preferred stock	2	17,464	131	(1,455)	16,140
Mortgage backed securities	2	267	5	(4)	268
Common stock	1	15,528	160	(4,597)	11,091
Mutual funds:
Fixed income	2	2,118	54	(51)	2,121
Other investments	2	3,562	—	(24)	3,538
Trust securities		$94,207	$1,311	$(10,601)	$84,917
Accrued investment income		$1,041			$1,041
Preneed funeral trust investments					$85,958
Market value as a percentage of cost					90.1%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$137
Due in one to five years	9,641
Due in five to ten years	5,682
Thereafter	34,879
Total	$50,339

The cost and fair market values associated with preneed funeral trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,458	$—	$—	$21,458
Fixed income securities:
U.S. treasury debt	1	1,492	24	(12)	1,504
Municipal bonds	2	478	—	(66)	412
Foreign debt	2	4,938	—	(711)	4,227
Corporate debt	2	24,787	133	(4,711)	20,209
Preferred stock	2	17,496	158	(914)	16,740
Mortgage backed securities	1	273	4	(4)	273
Common stock		20,864	738	(3,114)	18,488
Mutual funds:
Equity	1	—	—	—	—
Fixed income	2	$959	$—	$(82)	$877
Other investments	2	$3,598	$—	$(30)	$3,568
Trust securities		$96,343	$1,057	$(9,644)	$87,756
Accrued investment income		688			$688
Preneed funeral trust investments					$88,444
Market value as a percentage of cost					91.1%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.8 million impairment in the first quarter of 2016 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We recorded a $0.6 million impairment in the first quarter of 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2016, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	March 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$139	$(27)	$252	$(60)	$391	$(87)
Foreign debt	2,692	(378)	2,158	(593)	4,850	(971)
Corporate debt	5,470	(825)	8,783	(2,587)	14,253	(3,412)
Preferred stock	6,384	(537)	8,449	(918)	14,833	(1,455)
Mortgage backed securities	102	(3)	15	(1)	117	(4)
Mutual funds:
Equity	6,087	(2,620)	3,594	(1,977)	9,681	(4,597)
Fixed income	46	(1)	818	(50)	864	(51)
Other investments	—	—	11	(24)	11	(24)
Total temporary impaired securities	$20,920	$(4,391)	$24,080	$(6,210)	$45,000	$(10,601)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$1,504	$(12)	$1,504	$(12)
Municipal bonds	413	(66)	—	—	413	(66)
Foreign debt	3,763	(392)	416	(319)	4,179	(711)
Corporate debt	15,929	(3,294)	3,364	(1,417)	19,293	(4,711)
Preferred stock	10,623	(451)	5,338	(463)	15,961	(914)
Mortgage backed securities	—	—	272	(4)	272	(4)
Mutual funds:
Equity	11,848	(1,959)	3,510	(1,154)	15,358	(3,113)
Equity and other	—	—	—	—	—	—
Fixed income	1	—	876	(82)	877	(82)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	42,577	(6,162)	15,322	(3,482)	57,899	(9,644)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Investment income	$556	$340
Realized gains	294	144
Realized losses	(625)	(2,396)
Expenses and taxes	(260)	(247)
Decrease in deferred preneed funeral receipts held in trust	35	2,159
	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Purchases	$(5,489)	$(11,407)
Sales	$2,302	$7,458
4.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At March 31, 2016, our total financed preneed receivables was $36.8 million, of which $27.0 million and $9.8 million were for cemetery interment rights and for merchandise and services respectively. These amounts are presented on our consolidated balance sheet as $11.2 million within Accounts receivable and $25.6 million within Preneed receivables. The unearned finance charges associated with these receivables were $5.2 million and $5.3 million at December 31, 2015 and March 31, 2016, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables on recognized sales at March 31, 2016. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2016, the change in the allowance for contract cancellations was as follows (in thousands):

March 31, 2016
Beginning balance	$1,765
Write-offs and cancellations	(385)
Provision	399
Ending balance	$1,779
The aging of past due financing receivables as of March 31, 2016 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$569	$351	$185	$1,096	$2,201	$23,970	$26,171
Deferred revenue	206	119	84	351	760	9,906	10,666
Total contracts	$775	$470	$269	$1,447	$2,961	$33,876	$36,837

5.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2015 and March 31, 2016, receivables from preneed trusts were as follows (in thousands):

	December 31, 2015	March 31, 2016
Preneed trust funds, at cost	$13,963	$13,454
Less: allowance for contract cancellation	(419)	(404)
Receivables from preneed trusts, net	$13,544	$13,050
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2015 and March 31, 2016. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2015
Cash and cash equivalents	$2,898	$2,898
Fixed income investments	8,423	8,426
Mutual funds and common stocks	2,626	2,625
Annuities	16	16
Total	$13,963	$13,965

	Historical Cost Basis	Fair Value
	(in thousands)
As of March 31, 2016
Cash and cash equivalents	$2,989	$2,989
Fixed income investments	7,941	7,941
Mutual funds and common stocks	2,508	2,555
Annuities	16	16
Total	$13,454	$13,501
6.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2015 and March 31, 2016 were as follows (in thousands):

	December 31, 2015	March 31, 2016
Trust assets, at market value	$43,127	$41,341
Obligations due from trust	(711)	(49)
Care trusts’ corpus	$42,416	$41,292
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues from cemetery operations. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At March 31, 2016, our cemetery perpetual care trust investments were not under-funded
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt, preferred stock and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2016. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 7 for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2016 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,085	$—	$—	$3,085
Fixed income securities:
Municipal bonds	2	327	—	(60)	267
Foreign debt	2	4,810	66	(633)	4,243
Corporate debt	2	17,495	422	(2,354)	15,563
Preferred stock	2	11,341	4	(988)	10,357
Common stock	1	9,151	96	(2,722)	6,525
Mutual Funds:
Fixed Income	2	$695	$34	$—	$729
Trust securities		$46,904	$622	$(6,757)	$40,769
Accrued investment income		$572			$572
Cemetery perpetual care investments					$41,341
Market value as a percentage of cost					86.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$77
Due in one to five years	5,405
Due in five to ten years	3,209
Thereafter	21,739
Total fixed income securities	$30,430
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We recorded a $0.4 million impairment in the first quarter of 2016 for other-than-temporary declines in the fair value related to unrealized losses on certain investments.

We recorded a $0.5 million impairment in the first quarter of 2015 for other-than-temporary declines in the fair value related to unrealized losses on certain investments.
At March 31, 2016, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	March 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$128	$(26)	$139	$(33)	$267	$(60)
Foreign debt	1,878	(306)	1,192	(327)	3,070	(633)
Corporate debt	4,569	(917)	4,840	(1,437)	9,409	(2,354)
Preferred stock	5,420	(481)	4,660	(507)	10,080	(988)
Common stock	3,666	(1,631)	1,986	(1,091)	5,652	(2,722)
Total temporary impaired securities	$15,661	$(3,361)	$12,817	$(3,395)	$28,478	$(6,757)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$280	$(45)	$—	$—	$280	$(45)
Foreign debt	$2,541	$(265)	$281	$(215)	$2,822	$(480)
Corporate debt	10,463	(2,164)	2,210	(931)	12,673	(3,095)
Preferred stock	7,100	(301)	3,568	(309)	10,668	(610)
Common stock	7,379	(1,220)	2,186	(719)	9,565	(1,939)
Total temporary impaired securities	$27,763	$(3,995)	$8,245	$(2,174)	$36,008	$(6,169)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Realized gains	$190	$47
Realized losses	(425)	(1,249)
Decrease in care trusts’ corpus	235	1,202
Total	$—	$—
Perpetual care trust investment security transactions recorded in Cemetery revenue for the three months ended March 31, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Investment income	$1,168	$1,476
Realized gain, net	(91)	(262)
Total	$1,077	$1,214

Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2016
Purchases	$(4,634)	$(6,758)
Sales	$1,822	$4,748
7. FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 9) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $157.9 million at March 31, 2016 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of March 31, 2016, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 3 and 6 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
8.     DEFERRED CHARGES AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2015 and March 31, 2016 were as follows (in thousands):

	December 31, 2015	March 31, 2106
Prepaid agreements not to compete, net of accumulated amortization of $5,404 and $5,507, respectively	$1,912	$1,892
Tradenames	8,856	8,856
Other	210	—
Deferred charges and other non-current assets	$10,978	$10,748
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.1 million for both the three months ended March 31, 2015 and 2016. Our tradenames have indefinite lives and therefore are not amortized.
9.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015	March 31, 2016
Revolving credit facility, secured, floating rate	$92,600	$54,000
Term loan, secured, floating rate	110,937	147,187
Acquisition debt	4,929	4,662
Debt issuance costs, net of accumulated amortization of $3,246 and $3,910, respectively	(1,445)	(1,498)
Less: current portion	(12,012)	(12,305)
Total long-term debt	$195,009	$192,046
As of March 31, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of the Convertible Notes) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020. In connection with the Seventh Amendment, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs.
As of March 31, 2016, we had outstanding borrowings under the revolving credit facility of $54.0 million and approximately $147.2 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at March 31, 2016. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2016 was 2.7%.
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2016. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2016, the leverage ratio was 3.05 to 1.00 and the fixed charge coverage ratio was 2.54 to 1.00.
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). Debt issuance costs are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers.
10.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes bear interest at 2.75%. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2015 and March 31, 2016 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2015	March 31, 2016
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(25,754)	(24,827)
Convertible Notes issuance costs, net of accumulated amortization of $858 and $982, respectively	$(2,769)	$(2,645)
Carrying value of the liability component	$115,227	$116,278

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $157.9 million at March 31, 2016.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2015 and 2016. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended March 31, 2015 and 2016. Accretion of the discount on the Convertible Notes was $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2016, respectively.

Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the liability component and the debt issuance costs for the three months ended March 31, 2015 and 2016 was 6.75% and 2.75%, respectively.
11.STOCKHOLDERS’ EQUITY
Stock Options
As of March 31, 2016, there were 1,869,754 stock options outstanding and 799,067 stock options which remain unvested. On February 23, 2016, we granted 235,500 options to certain certain officers and key employees at an option price of $20.06. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2016 was approximately $1.3 million. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.6 million for the three months ended March 31, 2015 and 2016.
The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

February 23, 2016
Dividend yield	0.5%
Expected volatility	31.85%
Risk-free interest rate	1.23%
Expected life (years)	5.0
Black-Scholes value	$5.60
Performance Awards
During the first quarter of 2016, we granted 73,700 performance awards to certain certain officers and key employees, payable in shares. These awards will vest (if at all) on December 31, 2020 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Consolidated Earnings Before Interest Tax Depreciation and Amortization) and Relative Shareholder Return performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 25% of the award and the Relative Shareholder Return performance represents 75% of the award. The fair value of these performance awards granted during the first quarter of 2016 was approximately $1.6 million. The pre-tax compensation expense associated with these awards for the three months ended March 31, 2016 was approximately $27,000.
The fair value of the performance awards are estimated on the date of the grant using a Monte-Carlo simulation pricing model with the following assumptions:

February 23, 2016
Performance period	January 1, 2016 - December 31, 2020
Simulation period (years)	4.86
Share price at grant date	$20.06
Expected volatility	31.2%
Risk-free interest rate	1.21%
Forfeiture rate	2.0%
Restricted Stock Grants
During the first quarter of 2016, we issued restricted stock awards totaling 16,900 to certain employees that vest over a three-year period and had an aggregate grant date market value of approximately $0.3 million.
Related to the vesting of restricted stock awards, we recorded approximately $0.4 million and $0.3 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended March 31, 2015 and 2016, respectively.

As of March 31, 2016, we had approximately $2.5 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.0 years.
Employee Stock Purchase Plan
During the first quarter of 2016, employees purchased a total of 12,472 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $18.37 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $73,000 and $77,000 for the three months ended March 31, 2015 and 2016, respectively.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2016
Dividend yield	0.5%
Expected volatility	24.71%
Risk-free interest rate	0.22%, 0.49%, 0.55%, 0.61%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Director Compensation Policy
We compensate our directors through cash payments, including retainers and meeting attendance fees, and through stock-based awards. Refer to Note 18 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for a full discussion concerning our Director Compensation Policy.
We recorded approximately $92,000 and $124,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended March 31, 2015 and 2016, respectively, related to the director fees and annual retainers.
Share Repurchase Program
On February 25, 2016, our Board of Directors (our “Board”) approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act of 1934, as amended. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the first quarter of 2016, we did not repurchase any shares of common stock.
Cash Dividends
During the three months ended March 31, 2016, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.4 million, which was paid on March 1, 2016 to record holders of our common stock as of February 12, 2016. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(24,467)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	24,467
Balance at March 31, 2016	$—

12.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from operations, pre-tax income (loss) from operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended March 31, 2016	$49,302	$14,029	$—	$63,331
Three months ended March 31, 2015	$50,137	$13,116	$—	$63,253

Income (loss) from operations before income taxes:
Three months ended March 31, 2016	$16,729	$4,249	$(13,360)	$7,618
Three months ended March 31, 2015	$17,798	$4,046	$(10,821)	$11,023

Total assets:
March 31, 2016	$591,785	$225,301	$10,092	$827,178
December 31, 2015	$591,389	$229,479	$12,271	$833,139
13.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2015 and 2016 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2015	2016
Numerator for basic and diluted earnings per share:
Net income	$6,418	$4,571
Less: Earnings allocated to unvested restricted stock	(100)	(41)
Income attributable to common stockholders	$6,318	$4,530

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	18,208	16,459
Effect of dilutive securities:
Stock options	248	191
Convertible subordinated notes	348	—
Denominator for diluted earnings per common share - weighted average shares outstanding	18,804	16,650

Basic earnings per common share:
Basic earnings per common share:	$0.35	$0.27
Diluted earnings per common share:	$0.34	$0.27
The fully diluted weighted average shares outstanding for the three months ended March 31, 2015, and the corresponding calculation of fully diluted earnings per share, include approximately 348,000 shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares that would have been issued upon conversion of our Convertible Notes as of March 31, 2016.
For the three months ended March 31, 2016, 538,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three months ended March 31, 2015, 25,000 stock options were excluded.
14.SUBSEQUENT EVENTS
On April 23, 2016, we entered into a Release Agreement with L. William Heiligbrodt (the “Agreement"). In consideration for the release provided under the Agreement, Mr. Heiligbrodt will receive an aggregate amount of $1,801,400, which such amount will be paid in installments occurring on or before January 1, 2017. The Agreement supersedes all prior agreements and arrangements between the Company and Mr. Heiligbrodt.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q (“Form 10-Q”) contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We mainly serve suburban and rural markets, where we primarily compete with smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At March 31, 2016, we operated 167 funeral homes in 27 states and 32 cemeteries in 11 states within the United States.
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
For additional information regarding Carriage, our High Performance Culture and three models, please see Item 1, “Business–Business Strategy” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenues and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenues, will be consistent from year to year.
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2015.
THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015
Financial Highlights
Total revenue for the three months ended March 31, 2016 was $63.3 million compared to $63.2 million for the three months ended March 31, 2015, an increase of approximately $0.1 million, or 0.1%. Operating income decreased $2.9 million, or 19.7%, while our total field margins improved to 43.7% in the three months ended March 31, 2016 from 43.5% in the three months ended March 31, 2015. Further discussion of revenue and operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.” Net income for the three months ended March 31, 2016 decreased $1.8 million to $4.6 million, equal to $0.27 per diluted share, compared to net income of $6.4 million, equal to $0.34 per diluted share, for the three months ended March 31, 2015. Explanations of the financial highlights are discussed below.
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the quarter ending March 31, 2016. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. The Trend Report is a Non-GAAP statement from operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
The Non-GAAP financial measures in the Trend Report include such measures as “Adjusted Net Income,” “Adjusted Diluted Earnings Per Share,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Funeral, Cemetery and Financial EBITDA” and “Total Field EBITDA”. These financial measurements are defined as GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports. We define Special Items as amounts included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations.

The following is a discussion of our results of operations for the three months ended March 31, 2016 compared to the same periods of 2015. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2012 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2011 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Results of Operations
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended March 31, 2015 compared to three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$38,991	$37,237	$(1,754)	(4.5)%
Acquired operating revenue	$8,593	$9,677	1,084	12.6%
Preneed funeral insurance commissions	355	421	66	18.6%
Preneed funeral trust earnings	2,198	1,967	(231)	(10.5)%
Total	$50,137	$49,302	$(835)	(1.7)%

Operating profit:
Same store operating profit	$15,898	$15,152	$(746)	(4.7)%
Acquired operating profit	$3,553	$4,172	619	17.4%
Preneed funeral insurance commissions	91	256	165	181.3%
Preneed funeral trust earnings	2,180	1,941	(239)	(11.0)%
Total	$21,722	$21,521	$(201)	(0.9)%
Funeral home same store operating revenues for the three months ended March 31, 2016 decreased $1.8 million, or 4.5%, when compared to the three months ended March 31, 2015. The decrease was due primarily to a 5.4% decrease in same store contract volumes to 7,102, while the average revenue per contract increased slightly by $25 to $5,443. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $49 to $5,243 in the three months ended March 31, 2016. The average revenue per burial contract increased 2.4% to $8,807, while the number of burial contracts decreased 8.8% to 2,904. The average revenue per same store cremation contract remained flat at $3,237 primarily due to a decrease of 240 basis points in cremations with services which typically generate higher average revenue per contract than direct cremations.
The burial rate decreased 150 basis points to 40.9%, and the cremation rate increased 190 basis points to 51.8% for the three months ended March 31, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.3% of the total number of contracts in the three months ended March 31, 2016, decreased 10.2% to $519.
Same store operating profit for the three months ended March 31, 2016 decreased $0.7 million, or 4.7%, when compared to the three months ended March 31, 2015. This decrease is primarily a result of the decrease in revenue which was offset by a decrease of $0.8 million, or 5.3% in controllable expenses for the three months ended March 31, 2016 when compared to the same period in 2015. Those expenses with a significant decreases include $0.4 million of salaries and benefits, $0.3 million of facilities and ground expenses and $0.2 million of bad debt. These decreases were offset by an increase of approximately $0.1 million in general liability and other insurance expenses.
Funeral home acquired revenues for the three months ended March 31, 2016 increased $1.1 million, or 12.6%, when compared to the three months ended March 31, 2015 as we experienced an 8.6% increase in the total number of contracts to 1,559 and a 3.7% increase in the average revenue per contract to $6,410 for those acquired locations. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $223 to $6,207 in the three months ended March 31, 2016. The first quarter of 2016 includes the full effect of our acquisitions made in 2015. Our average revenue per contract for burial contracts increased 8.4% to $9,304. Our average revenue per cremation contract increased by 9.0% to $4,100 due to an increase in cremations with services to 46.7% in the three months ended March 31, 2016 from 42.9% in the same period of 2015. The average revenue per cremation contract continues to increase as we expand our cremation memorialization product and service offerings.
Acquired operating profit for the three months ended March 31, 2016 increased $0.6 million, or 17.4%, from the three months ended March 31, 2015, and as a percentage of revenue from acquired businesses, increased to 43.1% in the three months ended March 31, 2016 compared to 41.3% in the same period of 2015. The increase in operating profit was primarily due to better performance from the acquisition of certain funeral homes from Service Corporation International in May 2014 (the “SCI Acquisition”), the full effect of our acquisition of two funeral home businesses in 2015 and better management of salaries and benefits (the largest controllable expense) as these acquired locations are integrated into our Standards Operating Model. The SCI Acquisition and our two funeral home acquisitions in 2015 (which comprises approximately one-quarter of our acquired portfolio), accounted for approximately half of our total acquired operating revenue and operating profit in the three months ended March 31, 2016.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral commission revenue increased approximately $0.1 million, or 18.6% for the three months ended March 31, 2016 compared to the same period of 2015. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. In the first quarter of 2015, we sold 277 more preneed funeral contracts than in the same period of the previous year. Preneed funeral trust earnings decreased $0.2 million, or 10.5%, in the three months ended March 31, 2016 as compared to the same period of 2015. Trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for our two categories of financial revenue, on a combined basis, decreased 3.3% in the three months ended March 31, 2016 due primarily to the decrease in preneed funeral trust revenue.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended March 31, 2015 compared to three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$10,268	$11,075	$807	7.9%
Acquired operating revenue	822	766	(56)	(6.8)%
Cemetery trust earnings	1,641	1,766	125	7.6%
Preneed cemetery finance charges	385	422	37	9.6%
Total	$13,116	$14,029	$913	7.0%

Operating profit:
Same store operating profit	$3,550	$3,843	$293	8.3%
Acquired operating profit	300	221	(79)	(26.3)%
Cemetery trust earnings	1,579	1,681	102	6.5%
Preneed cemetery finance charges	385	422	37	9.6%
Total	$5,814	$6,167	$353	6.1%
Cemetery same store operating revenues for the three months ended March 31, 2016 increased $0.8 million, or 7.9%, when compared to the three months ended March 31, 2015. Approximately 59.0% of our same store operating revenues for the three months ended March 31, 2016 were related to preneed sales of interment rights and related merchandise and services. Preneed property revenue increased $0.4 million, or 8.2%, as we experienced a 5.0% increase in the average price per interment to $2,709, while the number of preneed interment rights (property) sold decreased 4.2% to 1,930 in the three months ended March 31, 2016 from the same period of 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Additionally, preneed merchandise and services revenue increased approximately $0.1 million, or 13.0% for the first quarter of 2016 as compared to the first quarter of 2015. Same store at-need revenue, which represents approximately 41.0% of our same store operating revenues, increased 5.3% due primarily to a 6.3% increase in the number of contracts to 3,577.
Cemetery same store operating profit for the three months ended March 31, 2016 increased $0.3 million, or 8.3%, from the same period of 2015. As a percentage of revenue, cemetery same store operating profit was 34.7% in the three months ended

March 31, 2016 compared to 34.6% in the same period of 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by a $0.5 million, or 8.6% increase in operating costs for the three months ended March 31, 2016 compared with the same period in 2015. Those expenses with a significant increases include $0.3 million of bad debt expense and $0.1 million of general and administrative costs.
Cemetery acquired revenue and acquired operating profit decreased in the first quarter of 2016 primarily due to a decrease in preneed merchandise and services revenue for the three months ended March 31, 2016 compared to the same period in 2015 for the cemetery acquired in the SCI Acquisition, which contributed approximately $0.7 million in revenue and $0.2 million in operating profit in the current period.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings increased 7.6%, primarily due to a $0.1 million increase in perpetual care trust income, while merchandise and service trust income remained flat in the three months ended March 31, 2016 compared to the same period of 2015. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Financial revenue earned from finance charges on the preneed contracts increased 9.6% in the three months ended March 31, 2016 compared to the same period of 2015, primarily as a result of our increased collection efforts.
Other Financial Statement Items
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs increased $0.5 million, or 20.8% for the three months ended March 31, 2016 compared to the same period of 2015, primarily due to a $0.5 million increase in field incentive compensation and a $0.2 million increase in severance expense, offset by a $0.2 million decrease in general and administrative expenses.
General and Administrative. General and administrative expenses totaled $9.2 million for the three months ended March 31, 2016, an increase of $2.1 million, or 29.0%, from the three months ended March 31, 2015. The increase was primarily attributable to a $2.5 million increase in severance expense, $2.2 million of which was related to the retirement of a former executive and $0.3 million was related to severance expenses to former employees. This increase was offset by a $0.3 million decrease in salaries and benefits and consulting costs due to decreased headcount and a $0.1 million decrease in non-cash stock compensation expense.
Interest Expense. Interest expense was $2.9 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015, an increase of approximately $0.3 million. During the three months ended March 31, 2016, interest expense related to our term note and revolving credit facility increased by approximately $0.3 million compared to the same period of 2015 as a result of a higher principal balance during the current period.
Accretion of Discount on Convertible Subordinated Notes. For the three months ended March 31, 2016, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $0.9 million compared to $0.8 million for the three months ended March 31, 2015. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In February 2016, we entered into the Seventh Amendment to our Credit Facility. As a result, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs.
Other Income. During the three months ended March 31, 2016, we recognized a gain of $0.3 million in connection with the sale of land.
Income Taxes. Income tax expense was $3.0 million for the three months ended March 31, 2016 compared to $4.6 million for the three months ended March 31, 2015. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the three months ended March 31, 2016 compared to 40.5% for the three months ended March 31, 2015. We have approximately $36.7 million of state net operating loss carry forwards that will expire between 2017 and 2037, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At March 31, 2016, the valuation allowance totaled $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (as defined below under Debt Obligations).
We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Cash Flows
We began 2016 with $0.5 million in cash and other liquid investments and ended the first quarter with $0.9 million in cash. As of March 31, 2016, we had borrowings of $54.0 million outstanding on our revolving credit facility compared to $92.6 million outstanding as of December 31, 2015.
The following table sets forth the elements of cash flow for the three months ended March 31, 2015 and March 31, 2016 (in millions):

	For the Three Months Ended March 31,
	2015	2016
Cash at January 1st	$0.4	$0.5
Cash flow provided by operating activities	12.6	9.7
Acquisitions and land for new construction	(4.3)	(2.7)
Purchase of land and buildings previously leased	(0.6)	—
Net proceeds from the sale of businesses and other assets	—	0.6
Growth capital expenditures	(4.0)	(2.0)
Maintenance capital expenditures	(1.8)	(1.6)
Net borrowings (payments) on our revolving credit facility, term loan and long-term debt obligations	(2.2)	(2.3)
Dividends on common stock	(0.5)	(0.4)
Excess tax benefit (deficiency) of equity compensation	0.4	(0.1)
Payment of loan origination costs related to the credit facility	—	(0.7)
Other financing costs	0.3	(0.1)
Cash at March 31st	$0.3	$0.9
For the three months ended March 31, 2016, cash provided by operating activities was $9.7 million compared to cash provided by operating activities of $12.6 million for the three months ended March 31, 2015, due primarily to a $1.8 million decrease in net income and other working capital changes.
Our investing activities resulted in a net cash outflow of $5.7 million for the three months ended March 31, 2016 compared to $10.6 million for the three months ended March 31, 2015, a decrease of $4.9 million. During the three months ended March 31, 2016, we purchased land for funeral home expansion projects for approximately $2.7 million. In addition, capital expenditures totaled $3.6 million, of which $2.0 million and $1.6 million were growth and maintenance capital expenditures, respectively, for the three months ended March 31, 2016. Our growth capital expenditures were primarily related to construction costs related to funeral home facilities of approximately $0.7 million, renovations at certain business locations of $0.4 million and cemetery development costs of $0.8 million. Maintenance capital expenditures in the three months ended March 31, 2016 were primarily related to vehicle purchases of $0.6 million, general equipment and furniture purchases of $0.6 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $0.4 million. Additionally, we received net proceeds of approximately $0.6 million from the sale of land in the three months ended March 31, 2016.
During the three months ended March 31, 2015, we acquired a funeral home business for approximately $8.8 million. The purchase price consisted of $4.25 million paid in cash at closing and $4.5 million which was the net present value of future deferred payments totaling $5.5 million. We also purchased a previously leased funeral home property for $0.6 million. Capital expenditures totaled $5.8 million, of which $4.0 million and $1.8 million were growth and maintenance capital expenditures, respectively, for the three months ended March 31, 2015.
Our financing activities resulted in a net cash outflow of $3.7 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015, an increase of $1.6 million, primarily due to activity with our Credit Facility. During the three months ended March 31, 2016, we had net borrowings on our revolving credit facility and term loan of $2.3 million. We also paid transaction costs of approximately $0.7 million related to our Credit Facility. During the three months ended March 31, 2015, we had net borrowings on our revolving credit facility and term loan of approximately $1.8 million.
Dividends
During the three months ended March 31, 2016, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.4 million, which was paid on March 1, 2016 to record holders of our common stock as of February 12, 2016. For the three months ended March 31, 2015, we paid total dividends of approximately $0.5 million. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the three months ended March 31, 2016, we did not repurchase any shares of our common stock.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at March 31, 2016 totaled $208.9 million and consisted of $147.2 million under our term loan, $54.0 million outstanding under our revolving credit facility and $7.7 million in acquisition indebtedness and capital lease obligations.
As of March 31, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
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
No letters of credit were issued and outstanding under the Credit Facility at March 31, 2016. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2016 was 2.7%.

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
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2016. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2016, the leverage ratio was 3.05 to 1.00 and the fixed charge coverage ratio was 2.54 to 1.00.
Debt issuance costs, net of accumulated amortization, of $1.5 million related to the Credit Facility are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% Convertible Subordinated Notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
At March 31, 2016, the carrying amount of the equity component was approximately $18.0 million. At March 31, 2016, the principal amount of the liability component was $143.75 million and the net carrying amount was $116.3 million. The unamortized discount of $24.8 million and the unamortized debt issuance costs of $2.6 million as of March 31, 2016 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three months ended March 31, 2015 and 2016 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2015 and 2016. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended March 31, 2015 and 2016. Accretion of the discount on the convertible subordinated notes was $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2016.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2016 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2016 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.48% change in the value of the fixed income securities.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2016, we had outstanding borrowings of $54.0 million under our $150.0 million revolving credit facility and approximately $147.2 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. At March 31, 2016, the fair value of these notes was approximately $157.9 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.	Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	April 25, 2016	/s/ Viki K. Blinderman
Viki K. Blinderman
Co-Chief Financial Officer, Chief Accounting Officer and Secretary
(Principal Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

10.1
Seventh Amendment to Credit Agreement, dated February 9, 2016, by and among the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2016.

10.2
Annex I to Seventh Amendment to Credit Agreement, dated February 9, 2016, by and among the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto. Incorporated by reference to Exhibit 10.1B to the Company’s Current Report on Form 8-K filed on February 9, 2016.

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