Form 10-Q
period 2016-06-30
CARRIAGE SERVICES INC
filed 2016-07-26
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 20, 2016 was 16,642,999.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	December 31, 2015	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$535	$883
Accounts receivable, net of allowance for bad debts of $1,054 in 2015 and $992 in 2016	18,181	18,246
Inventories	5,654	5,792
Prepaid expenses	4,684	2,988
Other current assets	4,707	809
Total current assets	33,761	28,718
Preneed cemetery trust investments	63,291	61,775
Preneed funeral trust investments	85,553	83,429
Preneed receivables, net of allowance for bad debts of $2,042 in 2015 and $2,055 in 2016	27,998	29,152
Receivables from preneed trusts	13,544	12,865
Property, plant and equipment, net of accumulated depreciation of $103,306 in 2015 and $106,967 in 2016	214,874	228,898
Cemetery property, net of accumulated amortization of $30,289 in 2015 and $32,431 in 2016	75,597	75,878
Goodwill	264,416	265,249
Intangible and other non-current assets	10,978	14,307
Cemetery perpetual care trust investments	43,127	42,505
Total assets	$833,139	$842,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,236	$12,605
Accounts payable	7,917	6,858
Other liabilities	524	2,497
Accrued liabilities	16,541	16,021
Total current liabilities	37,218	37,981
Long-term debt, net of current portion	103,495	139,693
Revolving credit facility	91,514	58,703
Convertible subordinated notes due 2021	115,227	117,355
Obligations under capital leases, net of current portion	2,875	2,757
Deferred preneed cemetery revenue	56,721	56,669
Deferred preneed funeral revenue	31,748	31,131
Deferred tax liability	39,956	36,816
Other long-term liabilities	5,531	5,813
Deferred preneed cemetery receipts held in trust	63,291	61,775
Deferred preneed funeral receipts held in trust	85,553	83,429
Care trusts’ corpus	42,416	42,117
Total liabilities	675,545	674,239
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,497,873 and 22,492,315 shares issued at December 31, 2015 and June 30, 2016, respectively	225	225
Additional paid-in capital	214,250	215,422
Retained earnings	3,385	13,156
Treasury stock, at cost; 5,849,316 shares at December 31, 2015 and June 30, 2016	(60,266)	(60,266)
Total stockholders’ equity	157,594	168,537
Total liabilities and stockholders’ equity	$833,139	$842,776
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Revenues:
Funeral	$44,501	$46,467	$94,638	$95,769
Cemetery	14,760	15,398	27,876	29,427
	59,261	61,865	122,514	125,196
Field costs and expenses:
Funeral	27,263	27,783	55,678	55,564
Cemetery	8,446	8,989	15,748	16,851
Depreciation and amortization	2,993	3,571	5,795	6,907
Regional and unallocated funeral and cemetery costs	2,311	2,715	4,836	5,764
	41,013	43,058	82,057	85,086
Gross profit	18,248	18,807	40,457	40,110
Corporate costs and expenses:
General and administrative costs and expenses	6,886	5,831	14,056	15,078
Home office depreciation and amortization	372	386	892	784
	7,258	6,217	14,948	15,862
Operating income	10,990	12,590	25,509	24,248
Interest expense	(2,479)	(2,968)	(5,148)	(5,819)
Accretion of discount on convertible subordinated notes	(851)	(954)	(1,678)	(1,881)
Loss on early extinguishment of debt	—	—	—	(567)
Other income	—	—	—	305
Income before income taxes	7,660	8,668	18,683	16,286
Provision for income taxes	(3,103)	(3,468)	(7,708)	(6,515)
Net income	$4,557	$5,200	$10,975	$9,771

Basic earnings per common share:	$0.25	$0.31	$0.59	$0.59
Diluted earnings per common share:	$0.24	$0.30	$0.57	$0.57

Dividends declared per common share	$0.025	$0.025	$0.050	$0.050

Weighted average number of common and common equivalent shares outstanding:
Basic	18,268	16,516	18,238	16,488
Diluted	18,880	17,075	18,844	16,862
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net income	$10,975	$9,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,687	7,691
Provision for losses on accounts receivable	833	1,052
Stock-based compensation expense	2,376	2,303
Deferred income tax expense	1,452	1,116
Amortization of deferred financing costs	460	420
Accretion of discount on convertible subordinated notes	1,678	1,881
Loss on early extinguishment of debt	—	567
Net gain on sale and disposal of assets	—	(67)

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	1,358	(2,271)
Inventories and other current assets	4,062	1,303
Intangible and other non-current assets	117	300
Preneed funeral and cemetery trust investments	1,603	4,941
Accounts payable	167	(1,148)
Accrued and other liabilities	(953)	1,207
Deferred preneed funeral and cemetery revenue	(814)	(669)
Deferred preneed funeral and cemetery receipts held in trust	(1,671)	(3,939)
Net cash provided by operating activities	28,330	24,458

Cash flows from investing activities:
Acquisitions and land for new construction	(4,250)	(9,406)
Purchase of land and buildings previously leased	(6,080)	(6,258)
Net proceeds from the sale of other assets	—	555
Capital expenditures	(15,285)	(7,830)
Net cash used in investing activities	(25,615)	(22,939)

Cash flows from financing activities:
Borrowings from the revolving credit facility	24,500	27,100
Payments against the revolving credit facility	(18,600)	(59,700)
Borrowings from the term loan	—	39,063
Payments against the term loan	(4,688)	(5,625)
Payments on other long-term debt and obligations under capital leases	(401)	(689)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	410	457
Dividends on common stock	(925)	(831)
Payment of loan origination costs related to the credit facility	(13)	(717)
Purchase of treasury stock	(3,082)	—
Excess tax benefit (deficiency) of equity compensation	229	(229)
Net cash used in financing activities	(2,570)	(1,171)

Net increase in cash and cash equivalents	145	348
Cash and cash equivalents at beginning of period	413	535
Cash and cash equivalents at end of period	$558	$883

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2016, we operated 169 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2015 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $0.9 million and $1.1 million for the three months ended June 30, 2015 and 2016, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2015 and 2016, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
When preneed sales of funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related cost of originating preneed sales contracts. These costs are expensed when incurred.
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of June 30, 2016, CSV RIA provided these services to two institutions, which have custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Accounts receivable included approximately $8.2 million and $7.2 million of funeral receivables at December 31, 2015 and June 30, 2016, respectively and $9.7 million and $10.6 million of cemetery receivables at December 31, 2015 and June 30, 2016, respectively. For 2015 and 2016, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represented the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $7.2 million of funeral receivables at December 31, 2015 and June 30, 2016, respectively, and $20.7 million and $22.0 million of cemetery receivables at December 31, 2015 and June 30, 2016, respectively. Bad debt expense totaled approximately $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2016, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2015 and 2016, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2015 and June 30, 2016:

	December 31, 2015	June 30, 2016
	(in thousands)
Land	$65,433	$74,561
Buildings and improvements	180,804	186,919
Furniture, equipment and automobiles	71,943	74,385
Property, plant and equipment, at cost	318,180	335,865
Less: accumulated depreciation	(103,306)	(106,967)
Property, plant and equipment, net	$214,874	$228,898
We recorded depreciation expense of approximately $2.5 million and $2.8 million for the three months ended June 30, 2015 and 2016, respectively, and $5.1 million and $5.5 million for the six months ended June 30, 2015 and 2016, respectively. During the first quarter of 2016, we acquired real estate for $2.7 million for funeral home expansion projects. During the second quarter of 2016, we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million. We also acquired $5.7 million of property, plant and equipment in connection with two funeral home businesses acquired in May 2016, as further discussed in Note 3 to the Consolidated Financial Statements included herein.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of businesses acquired and liabilities assumed is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral businesses and relates primarily to the heritage built by former owners and staff. Goodwill is tested for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States, and we perform our annual impairment test of goodwill using information as of August 31 of each year. In addition, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. There were no such events during the six months ended June 30, 2016.
Our methodology for goodwill impairment testing is described in more detail in Notes 1 and 4 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 and further discussion of current period activity in Note 4 to the Consolidated Financial Statements included herein.

Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance on simplifying the presentation of debt issuance costs. In April 2015, the FASB issued Accounting Standards Update (“ASU”), Imputation of Interest (Subtopic 835-30), which requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuances costs of $4.2 million and $3.9 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2015 and June 30, 2016, respectively.
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
During the second quarter of 2016, we acquired two funeral home businesses in Houston, Texas. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to our reported results. See Note 3 to the Consolidated Financial Statements included herein for further information concerning these acquisitions.
Extraordinary and Unusual Items
Effective January 1, 2016, we adopted the FASB new guidance on extraordinary and unusual items. In January 2015, the FASB issued ASU, Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of reporting extraordinary items. Preparers will not have to assess whether a particular event or transaction is extraordinary. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include such items. Our adoption of this ASU did not have a material effect on our financial statements.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2016 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU, Financial Instruments—Credit Losses (Topic 326). This ASU applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash that issue share-based payment awards to their employees. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted for all entities. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2020 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

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
Leases
In February 2016, the FASB issued ASU, Leases (Topic 842). This ASU addresses certain aspects of recognition, presentation, and disclosure of leases and applies to all entities that enter into a lease, with some specified scope exemptions. The amendments in this ASU aim to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted for all entities. Both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which recognizes the cumulative effect of initially applying the standard as an adjustment to retained earnings at the date of initial application. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2019 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
3.ACQUISITIONS
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
On May 31, 2016, we acquired two funeral home businesses in Houston, Texas for approximately $10.2 million. The purchase price consisted of $6.7 million paid in cash at closing and $3.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for these two funeral home businesses was $6.5 million, which is included in Long-term debt, net of current portion on our Consolidated Balance Sheets. The deferred purchase price payments are being paid in 80 equal quarterly installments of $81,250 which commenced on the closing date and then each September 1, December 1, March 1 and June 1 for the next 20 years.
The following table summarizes the breakdown of the purchase price for the two businesses described above (in thousands):

Purchase Price Allocation
Current assets	$103
Property, plant & equipment	5,711
Goodwill	833
Intangible and other non-current assets	3,629
Assumed liabilities	(89)
Purchase Price	$10,187
The intangible and other non-current assets relate to the fair value of tradenames and prepaid agreements not-to-compete, and the assumed liabilities relate to the obligations associated with certain financed automobiles we acquired.

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
The following table presents the changes in goodwill on our Consolidated Balance Sheets during the six months ended June 30, 2016 (in thousands):

Goodwill as of December 31, 2015	$264,416
Increase in goodwill related to acquisitions	833
Goodwill as of June 30, 2016	$265,249
The $0.8 million increase in goodwill related to acquisitions represents the goodwill recorded in connection with the two funeral home businesses acquired in May 2016 and described in Note 3 to the Consolidated Financial Statements included herein. Our purchase price allocation for this acquisition is dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and tradenames, as discussed in Note 10 to the Consolidated Financial Statements included herein. Revisions to the ongoing current estimates may be necessary when the valuation process is completed, which is expected to occur within a year after the respective acquisition closing date.
5.    PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. Preneed cemetery trust investments are reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2015 and June 30, 2016 were as follows (in thousands):

	December 31, 2015	June 30, 2016
Preneed cemetery trust investments, at market value	$65,486	$63,887
Less: allowance for contract cancellation	(2,195)	(2,112)
Preneed cemetery trust investments, net	$63,291	$61,775
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2016, none of our preneed cemetery trust investments were under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2016. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed cemetery trust investments at June 30, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,976	$—	$—	$2,976
Fixed income securities:
Municipal bonds	2	604	—	(99)	505
Foreign debt	2	8,548	134	(837)	7,845
Corporate debt	2	27,676	1,337	(2,348)	26,665
Preferred stock	2	16,272	8	(1,308)	14,972
Common stock	1	13,119	143	(4,465)	8,797
Mutual funds:
Fixed Income	2	1,221	74	—	1,295
Trust securities		$70,416	$1,696	$(9,057)	$63,055
Accrued investment income		$832			$832
Preneed cemetery trust investments					$63,887
Market value as a percentage of cost					89.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$135
Due in one to five years	9,870
Due in five to ten years	6,816
Thereafter	33,166
Total	$49,987
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,296	$—	$—	$8,296
Fixed income securities:
Municipal bonds	2	458	—	(63)	395
Foreign debt	2	4,803	—	(695)	4,108
Corporate debt	2	22,968	85	(4,279)	18,774
Preferred stock	2	16,236	29	(885)	15,380
Common stock	1	20,387	682	(3,161)	17,908
Trust securities		$73,148	$796	$(9,083)	$64,861
Accrued investment income		$625			$625
Preneed cemetery trust investments					$65,486
Market value as a percentage of cost					88.7%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.7 million impairment in the first quarter of 2015 and 2016 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were no other impairments recorded in the six months ended June 30, 2015 and 2016. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2016, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2016 and December 31, 2015, are shown in the following tables (in thousands):

	June 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$141	$(4)	$363	$(95)	$504	$(99)
Foreign debt	3,149	(213)	2,401	(624)	5,550	(837)
Corporate debt	3,494	(382)	9,097	(1,966)	12,591	(2,348)
Preferred stock	381	(9)	14,142	(1,299)	14,523	(1,308)
Common stock	5,665	(2,968)	2,038	(1,497)	7,703	(4,465)
Total temporary impaired securities	$12,830	$(3,576)	$28,041	$(5,481)	$40,871	$(9,057)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$395	$(63)	$—	$—	$395	$(63)
Foreign debt	3,680	(384)	406	(312)	4,086	(696)
Corporate debt	14,468	(2,992)	3,056	(1,287)	17,524	(4,279)
Preferred stock	10,285	(436)	5,168	(448)	15,453	(884)
Common stock	12,029	(1,989)	3,564	(1,172)	15,593	(3,161)
Total temporary impaired securities	$40,857	$(5,864)	$12,194	$(3,219)	$53,051	$(9,083)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Investment income	$774	$677	$1,291	$968
Realized gains	1,316	181	1,674	289
Realized losses	(92)	(928)	(890)	(3,408)
Expenses and taxes	(775)	(350)	(1,094)	(693)
Decrease (increase) in deferred preneed cemetery receipts held in trust	(1,223)	420	(981)	2,844
	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Purchases	$(5,848)	$(7,215)	$(12,855)	$(18,106)
Sales	$7,441	$4,676	$10,193	$12,030
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2015 and June 30, 2016 were as follows (in thousands):

	December 31, 2015	June 30, 2016
Preneed funeral trust investments, at market value	$88,444	$86,213
Less: allowance for contract cancellation	(2,891)	(2,784)
Preneed funeral trust investments, net	$85,553	$83,429
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2016, none of our preneed funeral trust investments were under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2016. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$16,966	$—	$—	$16,966
Fixed income securities:
U.S treasury debt	1	1,491	61	—	1,552
Municipal bonds	2	553	—	(100)	453
Foreign debt	2	8,688	135	(855)	7,968
Corporate debt	2	28,748	1,394	(2,423)	27,719
Preferred stock	2	16,933	76	(1,330)	15,679
Mortgage backed securities	2	263	4	(5)	262
Common stock	1	13,473	127	(4,614)	8,986
Mutual funds:
Fixed income	2	2,183	81	(23)	2,241
Other investments	2	3,492	—	(2)	3,490
Trust securities		$92,790	$1,878	$(9,352)	$85,316
Accrued investment income		$897			$897
Preneed funeral trust investments					$86,213
Market value as a percentage of cost					91.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$143
Due in one to five years	9,968
Due in five to ten years	8,545
Thereafter	34,977
Total	$53,633

The cost and fair market values associated with preneed funeral trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,458	$—	$—	$21,458
Fixed income securities:
U.S. treasury debt	1	1,492	24	(12)	1,504
Municipal bonds	2	478	—	(66)	412
Foreign debt	2	4,938	—	(711)	4,227
Corporate debt	2	24,787	133	(4,711)	20,209
Preferred stock	2	17,496	158	(914)	16,740
Mortgage backed securities	2	273	4	(4)	273
Common stock	1	20,864	738	(3,114)	18,488
Mutual funds:
Fixed income	2	959	—	(82)	877
Other investments	2	3,598	—	(30)	3,568
Trust securities		$96,343	$1,057	$(9,644)	$87,756
Accrued investment income		$688			$688
Preneed funeral trust investments					$88,444
Market value as a percentage of cost					91.1%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We recorded a $0.6 million impairment in the first quarter of 2015 and a $0.8 million impairment in the first quarter of 2016. There were no other impairments recorded in the six months ended June 30, 2015 and 2016. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2016, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	June 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$80	$(2)	$373	$(98)	$453	$(100)
Foreign debt	3,276	(220)	2,433	(635)	5,709	(855)
Corporate debt	3,478	(397)	9,343	(2,026)	12,821	(2,423)
Preferred stock	379	(8)	14,381	(1,322)	14,760	(1,330)
Mortgage backed securities	100	(4)	13	(1)	113	(5)
Mutual funds:
Equity	5,963	(3,138)	1,982	(1,476)	7,945	(4,614)
Fixed income	—	—	853	(23)	853	(23)
Other investments	—	—	—	(2)	—	(2)
Total temporary impaired securities	$13,276	$(3,769)	$29,378	$(5,583)	$42,654	$(9,352)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$1,504	$(12)	$1,504	$(12)
Municipal bonds	413	(66)	—	—	413	(66)
Foreign debt	3,763	(392)	416	(319)	4,179	(711)
Corporate debt	15,929	(3,294)	3,364	(1,417)	19,293	(4,711)
Preferred stock	10,623	(451)	5,338	(463)	15,961	(914)
Mortgage backed securities	—	—	272	(4)	272	(4)
Mutual funds:
Equity	11,848	(1,959)	3,510	(1,154)	15,358	(3,113)
Fixed income	1	—	876	(82)	877	(82)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$42,577	$(6,162)	$15,322	$(3,482)	$57,899	$(9,644)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Investment income	$872	$703	$1,428	$1,043
Realized gains	2,279	250	2,573	394
Realized losses	(245)	(978)	(870)	(3,374)
Expenses and taxes	(574)	(446)	(834)	(693)
Decrease (increase) in deferred preneed funeral receipts held in trust	(2,332)	471	(2,297)	2,630
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Purchases	$(5,856)	$(7,024)	$(11,345)	$(18,431)
Sales	$20,435	$5,211	$22,738	$12,669
6.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At June 30, 2016, our total financed preneed receivables was $38.3 million, of which $28.0 million and $10.3 million were for cemetery interment rights and for merchandise and services respectively. These amounts are presented on our consolidated balance sheet as $11.4 million within Accounts receivable and $26.9 million within Preneed receivables. The unearned finance charges associated with these receivables were $5.2 million and $5.6 million at December 31, 2015 and June 30, 2016, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% of the total receivables on recognized sales at June 30, 2016. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2016, the change in the allowance for contract cancellations was as follows (in thousands):

June 30, 2016
Beginning balance	$1,765
Write-offs and cancellations	(664)
Provision	692
Ending balance	$1,793
The aging of past due financing receivables as of June 30, 2016 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$746	$388	$197	$1,068	$2,399	$25,259	$27,658
Deferred revenue	285	137	81	319	822	9,776	10,598
Total contracts	$1,031	$525	$278	$1,387	$3,221	$35,035	$38,256

7.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2015 and June 30, 2016, receivables from preneed trusts were as follows (in thousands):

	December 31, 2015	June 30, 2016
Preneed trust funds, at cost	$13,963	$13,263
Less: allowance for contract cancellation	(419)	(398)
Receivables from preneed trusts, net	$13,544	$12,865
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2016 and December 31, 2015. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of June 30, 2016
Cash and cash equivalents	$2,924	$2,924
Fixed income investments	7,911	7,911
Mutual funds and common stocks	2,412	2,476
Annuities	16	16
Total	$13,263	$13,327

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2015
Cash and cash equivalents	$2,898	$2,898
Fixed income investments	8,423	8,426
Mutual funds and common stocks	2,626	2,625
Annuities	16	16
Total	$13,963	$13,965
8.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2015 and June 30, 2016 were as follows (in thousands):

	December 31, 2015	June 30, 2016
Trust assets, at market value	$43,127	$42,505
Obligations due from trust	(711)	(388)
Care trusts’ corpus	$42,416	$42,117
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues from cemetery operations. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At June 30, 2016, none of our cemetery perpetual care trust investments were under-funded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt, preferred stock and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between

Levels 1 and 2 in the three and six months ended June 30, 2016. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2016 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,537	$—	$—	$1,537
Fixed income securities:
Municipal bonds	2	447	—	(72)	375
Foreign debt	2	5,755	85	(571)	5,269
Corporate debt	2	18,646	795	(1,702)	17,739
Preferred stock	2	11,450	5	(924)	10,531
Common stock	1	8,228	131	(2,729)	5,630
Mutual funds:
Fixed Income	2	866	52	—	918
Trust securities		$46,929	$1,068	$(5,998)	$41,999
Accrued investment income		$506			$506
Cemetery perpetual care investments					$42,505
Market value as a percentage of cost					89.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$82
Due in one to five years	6,285
Due in five to ten years	4,815
Thereafter	22,732
$33,914
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We recorded a $0.5 million impairment in the first quarter of 2015 and a $0.4 million impairment in the first quarter of 2016 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There were no other impairments recorded in the six months ended June 30, 2015 and 2016.
At June 30, 2016, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	June 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$112	$(3)	$263	$(69)	$375	$(72)
Foreign debt	2,134	(143)	1,670	(428)	3,804	(571)
Corporate debt	2,198	(259)	6,490	(1,443)	8,688	(1,702)
Preferred stock	342	(10)	9,916	(914)	10,258	(924)
Common stock	3,460	(1,838)	1,184	(891)	4,644	(2,729)
Total temporary impaired securities	$8,246	$(2,253)	$19,523	$(3,745)	$27,769	$(5,998)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$280	$(45)	$—	$—	$280	$(45)
Foreign debt	2,541	(265)	281	(215)	2,822	(480)
Corporate debt	10,463	(2,164)	2,210	(931)	12,673	(3,095)
Preferred stock	7,100	(301)	3,568	(309)	10,668	(610)
Common stock	7,379	(1,220)	2,186	(719)	9,565	(1,939)
Total temporary impaired securities	$27,763	$(3,995)	$8,245	$(2,174)	$36,008	$(6,169)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Realized gains	$785	$65	$975	$112
Realized losses	(60)	(433)	(485)	(1,682)
Decrease (increase) in care trusts’ corpus	(725)	368	(490)	1,570
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Revenues from cemetery operations for the three and six months ended June 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Investment income	$1,200	$1,504	$2,368	$2,980
Realized gain, net	375	(195)	284	(458)
Total	$1,575	$1,309	$2,652	$2,522
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Purchases	$(3,471)	$(5,194)	$(8,105)	$(11,952)
Sales	$4,531	$3,122	$6,353	$7,870
9. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 11) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $160.2 million at June 30, 2016 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of June 30, 2016, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 5 and 8 to our Consolidated Financial Statements included herein for the fair value hierarchy levels of our trust investments.
10.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Deferred charges and other non-current assets at December 31, 2015 and June 30, 2016 were as follows (in thousands):

	December 31, 2015	June 30, 2016
Prepaid agreements not-to-compete, net of accumulated amortization of $5,404 and $5,607, respectively	$1,912	$2,222
Tradenames	8,856	12,085
Other	210	—
Intangible and other non-current assets	$10,978	$14,307
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $78,000 and $99,000 for the three months ended June 30, 2015 and 2016, respectively, and $147,000 and $202,000 for the six months ended June 30, 2015 and 2016, respectively. Our tradenames have indefinite lives and therefore are not amortized.
During the six months ended June 30, 2016, we increased prepaid agreements not-to-compete by $0.4 million and tradenames by approximately $3.2 million related to our acquisition of two funeral home businesses in May 2016 and described in Note 3 to the Consolidated Financial Statements included herein.

11.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015	June 30, 2016
Revolving credit facility, secured, floating rate	$92,600	$60,000
Term loan, secured, floating rate	110,937	144,375
Acquisition debt	4,929	7,815
Debt issuance costs, net of accumulated amortization of $3,246 and $3,986, respectively	(1,445)	(1,422)
Less: current portion	(12,012)	(12,372)
Total long-term debt	$195,009	$198,396
As of June 30, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of the Convertible Notes, as defined in Note 12 to the Consolidated Financial Statements included herein) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of (a) $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, (b) $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and (c) $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020. In connection with the Seventh Amendment, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs.
As of June 30, 2016, we had outstanding borrowings under the revolving credit facility of $60.0 million and approximately $144.4 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at June 30, 2016. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2016, the prime rate margin was equivalent to 1.625% and the LIBOR margin was 2.625%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2016 was 2.9% and 2.8%, respectively.
We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2016. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2016, the leverage ratio was 2.99 to 1.00 and the fixed charge coverage ratio was 2.46 to 1.00.
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
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. The increase in acquisition debt was primarily related to the $3.5 million of deferred purchase price payments for the two funeral home businesses acquired in May 2016.

12.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2015 and June 30, 2016 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2015	June 30, 2016
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(25,754)	(23,873)
Convertible Notes issuance costs, net of accumulated amortization of $858 and $1,107 respectively	$(2,769)	$(2,522)
Carrying value of the liability component	$115,227	$117,355

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $160.2 million at June 30, 2016.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended June 30, 2015 and 2016 and $2.0 million for both the six months ended June 30, 2015 and 2016, respectively. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended June 30, 2015 and 2016 and $0.2 million for both the six months ended June 30, 2015 and 2016, respectively. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended June 30, 2015 and 2016, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2015 and 2016, respectively.
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and six months ended June 30, 2015 and 2016 was 6.75% and 2.75%, respectively.
13.COMMITMENTS
Effective April 30, 2016, we terminated an agreement to outsource the processing of transactions for our cemetery business and certain accounting activities. At that time, all transaction processing returned in-house and we retained most of the personnel that resided in our home office. We believe that the costs associated with performing these formerly outsourced activities internally should, for the foreseeable future, be less than the costs we incurred under the outsourcing arrangement.
14.STOCKHOLDERS’ EQUITY
Stock Options
As of June 30, 2016, there were 1,864,754 stock options outstanding and 694,899 stock options which remain unvested. We did not grant any stock options in the three months ended June 30, 2016. During the first quarter of 2016, we granted 235,500 options to certain officers and key employees at an option price of $20.06. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2016 was approximately $1.3 million. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.6 million for both the three months ended June 30, 2015 and 2016, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2015 and 2016, respectively.

Performance Awards
During the first quarter of 2016, we granted 73,700 performance awards to certain officers and key employees, payable in shares. We did not grant any performance awards in the three months ended June 30, 2016. These awards will vest (if at all) on December 31, 2020 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Consolidated Earnings Before Interest Tax Depreciation and Amortization) and Relative Shareholder Return performance is achieved and the individual has remained continuously employed by the Company through such date. The Adjusted Consolidated EBITDA performance represents 25% of the award and the Relative Shareholder Return performance represents 75% of the award. The fair value of these performance awards granted during the first quarter of 2016 was approximately $1.6 million. The pre-tax compensation expense associated with these awards for the three months ended June 30, 2016 was approximately $81,000 and $108,000 for the six months ended June 30, 2016.
Restricted Stock Grants
We did not issue any restricted stock during the three months ended June 30, 2016. During the first quarter of 2016, we issued a total of 16,900 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.3 million.
Related to the vesting of restricted stock awards, we recorded $0.4 million and $0.3 million of pre-tax compensation expense, which is included in general, administrative and other expenses for the three months ended June 30, 2015 and 2016, respectively, and approximately $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2016, respectively.
As of June 30, 2016, we had approximately $2.5 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.8 years.
Employee Stock Purchase Plan
During the second quarter of 2016, employees purchased a total of 11,510 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $19.92 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $55,000 and $67,000 for the three months ended June 30, 2015 and 2016, respectively, and $129,000 and $144,000 for the six months ended June 30, 2015 and 2016, respectively.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2016
Dividend yield	0.4%
Expected volatility	24.71%
Risk-free interest rate	0.22%, 0.49%, 0.55%, 0.61%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Director Compensation Policy
On May 17, 2016, our Board of Directors (our “Board”) approved a new Director Compensation Policy, which provides for the following: (i) each independent director is entitled to an annual retainer of $75,000, payable in quarterly installments of $18,750 each at the end of the quarter; and (ii) the Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. Any new independent director will receive upon admission to the Board a grant of $25,000 (in addition to the independent director annual retainer prorated at the time the new director is admitted to the Board) which can be taken in cash or restricted shares of our common stock. The number of shares of such common stock will be determined by dividing the cash amount by the closing price of our common stock on the date of grant, which will be the date of admission to the Board. Such common stock, will vest (based on continued service on the Board) 50% immediately and 25% on the first and second anniversaries of admission. Prior to the approval of the new Director Compensation Policy, there was one meeting during the second quarter of 2016 for which the directors were paid under the previous policy.

We recorded approximately $0.3 million and $0.1 million of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended June 30, 2015 and 2016, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2015 and 2016, respectively, related to the director fees and annual retainers.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the six months ended June 30, 2016, we did not repurchase any shares of common stock.
Cash Dividends
During the three months ended June 30, 2016, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.4 million, which was paid on June 1, 2016 to record holders of our common stock as of May 13, 2016. For the six months ended June 30, 2015 and 2016, we paid total dividends of approximately $0.9 million and $0.8 million, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(19,765)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	19,765
Balance at June 30, 2016	$—
15.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from operations, pre-tax income (loss) from operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended June 30, 2016	$46,467	$15,398	$—	$61,865
Three months ended June 30, 2015	$44,501	$14,760	$—	$59,261

Six months ended June 30, 2016	$95,769	$29,427	$—	$125,196
Six months ended June 30, 2015	$94,638	$27,876	$—	$122,514

Income (loss) from operations before income taxes:
Three months ended June 30, 2016	$14,115	$4,299	$(9,746)	$8,668
Three months ended June 30, 2015	$13,401	$4,454	$(10,195)	$7,660

Six months ended June 30, 2016	$30,844	$8,548	$(23,106)	$16,286
Six months ended June 30, 2015	$31,199	$8,501	$(21,017)	$18,683

Total assets:
June 30, 2016	$607,267	$228,804	$6,705	$842,776
December 31, 2015	$591,389	$229,479	$12,271	$833,139

16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2016 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
Numerator for basic and diluted earnings per share:
Net income	$4,557	$5,200	$10,975	$9,771
Less: Earnings allocated to unvested restricted stock	(53)	(36)	(146)	(77)
Income attributable to common stockholders	$4,504	$5,164	$10,829	$9,694

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	18,268	16,516	18,238	16,488
Effect of dilutive securities:
Stock options	261	259	255	224
Convertible subordinated notes	351	300	351	150
Denominator for diluted earnings per common share - weighted average shares outstanding	18,880	17,075	18,844	16,862

Basic earnings per common share:	$0.25	$0.31	$0.59	$0.59
Diluted earnings per common share:	$0.24	0.30	$0.57	0.57
The fully diluted weighted average shares outstanding for the three and six months ended June 30, 2016 and the corresponding calculation of fully diluted earnings per share, include approximately 300,000 and 150,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, respectively. There were 351,000 shares for the three and six months ended June 30, 2015 that would have been issued upon conversion under the if-converted method.
For the three and six months ended June 30, 2016, no stock options were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2015, 25,000 stock options were excluded because the inclusion of such stock options would result in an antidilutive effect.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 77% of our revenues, and cemetery operations, which account for approximately 23% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We compete with other public deathcare companies and smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At June 30, 2016, we operated 169 funeral homes in 27 states and 32 cemeteries in 11 states within the United States.
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. We strive to have the most innovative and transparent operating and reporting framework in the deathcare industry. We are able to achieve such an innovative and transparent framework through a decentralized, high-performance cultural operating framework with linked incentive compensation programs that attract top-quality industry talent at all levels.
We are defined by our Mission Statement which states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles which state our core values that are comprised of:

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
Standards Operating Model
Our Standards Operating Model (our “Standards”) eliminated the use of financial budgets which freed up enormous amounts of time to focus and work on growing each local business and improving the quality and skills of the staff. Instead of the budget and control model, our Standards, which we refer to as “Being the Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business and incentivize the local managers. Our Standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require “A Players” in charge that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive teams locally that produce results.

Strategic Acquisition Model
Our Standards Operating Model led to the development of our “Strategic Acquisition Model” , which guides our acquisition strategy. Both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue and earnings. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition and divestiture candidates. As we execute this strategy over time, we will acquire larger, higher margin strategic businesses and divest smaller businesses in non-strategic markets.
Our belief in our Mission Statement and Guiding Principles that define us and proper execution of the three models that define our strategy have given us the competitive advantage in any market in which we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure or additional fixed regional and corporate overhead. This competitive advantage is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin. Our deep understanding of each market landscape and our historical, successful competition in individual local markets more than reasonably ensures that we are promoting the interests of the consumer and supporting unfettered markets which, in turn, results in better pricing and more choices for the consumer.
CURRENT PERIOD DEVELOPMENTS
Acquisitions. On May 31, 2016, we acquired two funeral home businesses in Houston, Texas. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to our reported results.
Capital Expenditures. During the second quarter of 2016, we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million.
Capital. On May 19, 2016, the Board of Directors (our “Board”) approved an increase in our quarterly cash dividend on our common stock from $0.025 to $0.05 per share, effective with respect to dividends payable on September 1, 2016 and later.
Commitments. Effective April 30, 2016, we terminated an agreement to outsource the processing of transactions for our cemetery business and certain accounting activities. At that time, all transaction processing returned in-house and we retained most of the personnel that resided in our home office.
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending June 30, 2016 dated July 26, 2016 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other deathcare companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Historically, the dynamic nature of the evolutionary process of building our culture, especially since launching the Good To Great Journey in the beginning of 2012, has led to a large number of charges such as severance, consulting and other balance sheet activities that we view as not core to our operations and as such have been added back to GAAP earnings as “Special Items”. The Special Items are important to add back because of the transformational nature of major changes over the last four years within our Operations and Strategic Growth Leadership Team, culminating during 2015 in a reduction from fifteen members to nine members.  The number of these Special Items and other charges related to leadership and balance sheet component changes should be minimal during 2016 and thereafter.
Accordingly, beginning in the first quarter of 2016, these non-GAAP Special Items will be comprised of only those charges materially outside the normal course of business, which should result in major shrinkage of “the gap” between our GAAP and non-GAAP reported performance.
The non-GAAP financial measures in the Trend Report include such measures as “Special Items,” “Adjusted Net Income,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Adjusted Consolidated EBITDA Margin,” “Adjusted Free Cash Flow,” “Funeral, Cemetery and Financial EBITDA,” “Total Field EBITDA,” “Total Field EBITDA Margin,” “Adjusted Basic Earnings Per Share” and “Adjusted Diluted Earnings Per Share”. These financial measurements are defined as GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports.

The non-GAAP definitions used by the Company are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 34 percent for the three and six months ended June 30, 2015 and 35 percent for the three and six months ended June 30, 2016, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item and the tax adjustment from prior period.

•	Adjusted Net Income is defined as net income plus adjustments for Special Items.

•	Consolidated EBITDA is defined as net income before income taxes, interest expenses, non-cash stock compensation, depreciation and amortization, and interest income and other, net.

•	Adjusted Consolidated EBITDA is defined as Consolidated EBITDA plus adjustments for Special Items.

•	Adjusted Consolidated EBITDA Margin is defined as Adjusted Consolidated EBITDA as a percentage of revenue.

•	Adjusted Free Cash Flow is defined as net cash provided by operations, adjusted by cash-related Special Items, less cash for maintenance capital expenditures.

•
Funeral Field EBITDA is defined as Funeral Gross Profit, which is funeral revenue minus funeral field costs and expenses, less depreciation and amortization, regional and unallocated funeral overhead expenses and Funeral Financial EBITDA.

•
Cemetery Field EBITDA is defined as Cemetery Gross Profit, which is cemetery revenue minus cemetery field costs and expenses, less depreciation and amortization, regional and unallocated cemetery overhead expenses and Cemetery Financial EBITDA.

•	Funeral Financial EBITDA is defined as Funeral Financial Revenue less Funeral Financial Expenses.

•	Cemetery Financial EBITDA is defined as Cemetery Financial Revenue less Cemetery Financial Expenses.

•	Total Field EBITDA is defined as Gross Profit less depreciation and amortization, regional and unallocated overhead expenses.

•	Total Field EBITDA Margin is defined as Total Field EBITDA as a percentage of revenue.

•	Adjusted Basic Earnings Per Share is defined as GAAP Basic Earnings Per Share, adjusted for Special Items.

•	Adjusted Diluted Earnings Per Share is defined as GAAP Diluted Earnings Per Share, adjusted for Special Items.
The non-GAAP Withdrawable Trust Income in our Trend Reports reflects the change in the available income we are able to withdraw from Preneed Cemetery Trusts in three states that allow cash income to be withdrawn prior to maturity of the contract. The intent of this presentation was to show the true cash earning power of our Company. However, the amount of reported Withdrawable Trust Income has been steadily declining over the past years while our Adjusted Consolidated EBITDA and Adjusted Consolidated EBITDA Margin have been materially increasing. As its financial impact is diminishing and the intrinsic value of reporting such non-GAAP affect is insignificant, we will no longer reflect Withdrawable Trust Income within the Special Items section of our Trend Reports.

We are providing below a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
(In millions)
Net Income	$4.6	$5.2	$11.0	$9.8

Special items, net of tax except for **
Withdrawable Trust Income	0.2	n/a	0.2	n/a
Acquisition and Divestiture Expenses	—	—	0.4	0.3
Severance Costs	0.3	—	0.4	1.8
Consulting Fees	0.4	0.1	0.5	0.3
Accretion of Discount on Convertible Subordinated Notes **	0.9	1.0	1.7	1.9
Costs Related to the Credit Facility	—	—	—	0.4
Gain on Sale of Asset	—	—	—	(0.2)
Other Special Items	—	—	0.1	—
Tax Adjustment from Prior Period **	—	—	0.1	—
Adjusted Net Income	$6.4	$6.3	$14.4	$14.3
Financial Highlights
Three months ended June 30, 2016 compared to three months ended June 30, 2015
Total revenue for the three months ended June 30, 2016 and 2015 was $61.9 million and $59.3 million, respectively, which represents an increase of approximately $2.6 million, or 4.4%. For the quarter comparatives, we experienced a 3.3% increase in total funeral contracts, while increasing the average revenue per funeral contract by 1.2%. In addition, we experienced a 0.7% increase in the number of preneed interment rights (property) sold, while increasing the average price per interment right sold by 10.6%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Operating income increased $1.6 million, or 14.6%, due primarily to better cost management in our same store funeral home operations, increases in funeral acquisition contract volumes and revenues as well as increases in sales and related revenue in our cemetery operations. Further discussion of operating income is presented herein under “Results of Operations” within our funeral home and cemetery segments.
Net income for the three months ended June 30, 2016 increased $0.6 million to $5.2 million, equal to $0.30 per diluted share, compared to net income of $4.6 million, equal to $0.24 per diluted share, for the three months ended June 30, 2015. Further discussion of depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Six months ended June 30, 2016 compared to six months ended June 30, 2015
Total revenue for the six months ended June 30, 2016 and 2015 was $125.2 million and $122.5 million, respectively, which represents an increase of $2.7 million, or 2.2%. Year to date, the number of families served remained flat, while our average revenue per contract increased by 1.3%. In addition, while we experienced a slight decrease of 1.4% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 8.1%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Operating income decreased $1.3 million, or 4.9%, despite increasing revenues due primarily to increases in general and administrative expenses, incentive compensation, depreciation and amortization and cemetery operating expenses. Further discussion of operating income is presented herein under “Results of Operations” within our funeral home and cemetery segments.
Net income for the six months ended June 30, 2016 decreased $1.2 million to $9.8 million, equal to $0.57 per diluted share, compared to net income of $11.0 million, equal to $0.57 per diluted share, for the six months ended June 30, 2015. Further discussion depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”

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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2016 compared to same periods of 2015. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2012 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2011 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross Profit, a GAAP financial measure.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended June 30, 2016 compared to three months ended June 30, 2015 (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$34,169	$34,856	$687	2.0%
Acquired operating revenue	8,113	9,472	1,359	16.8%
Preneed funeral insurance commissions	370	356	(14)	(3.8)%
Preneed funeral trust earnings	1,849	1,783	(66)	(3.6)%
Total	$44,501	$46,467	$1,966	4.4%

Operating profit:
Same store operating profit	$12,117	$12,855	$738	6.1%
Acquired operating profit	3,196	3,908	712	22.3%
Preneed funeral insurance commissions	98	155	57	58.2%
Preneed funeral trust earnings	1,827	1,766	(61)	(3.3)%
Total	$17,238	$18,684	$1,446	8.4%
Funeral home same store operating revenues for the three months ended June 30, 2016 increased $0.7 million, or 2.0%, when compared to the three months ended June 30, 2015. The increase was due primarily to a 1.0% increase in the average revenue per contract to $5,272, as well as a 1.0% increase in same store contract volumes to 6,612. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased $45 to $5,472 in the three months ended June 30, 2016. The average revenue per burial contract increased 1.5% to $8,740, while the number of burial contracts decreased 2.5% to 2,721. The number of cremation contracts increased 3.1% to 3,388 and the average revenue per same store cremation contract increased 3.7% to $3,302.
The burial rate decreased 150 basis points to 41.2%, and the cremation rate increased 100 basis points to 51.2% for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.6% of the total number of contracts in the three months ended June 30, 2016, increased 10.7% to $2,405.

Same store operating profit for the three months ended June 30, 2016 increased $0.7 million, or 6.1%, when compared to the three months ended June 30, 2015. This increase is a result of an increase in revenue, as well as better management of expenses, as controllable expenses remained flat compared to the same period in 2015. The most significant changes were in salaries and benefits, which decreased by $0.1 million and facilities and grounds expenses, which also decreased by approximately $0.1 million, offset by a $0.1 million increase in bad debt expense and a $0.1 million increase in general liability and other insurance expenses.
Funeral home acquired operating revenues for the three months ended June 30, 2016 increased $1.4 million, or 16.8%, when compared to the three months ended June 30, 2015 as we experienced a 14.3% increase in the total number of contracts to 1,530 and a 1.5% increase in the average revenue per contract to $6,343. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $132 to $6,191 in the three months ended June 30, 2016. The average revenue per contract for burial contracts increased 2.3% to $9,130 and the number of burial contracts increased 11.3% to 736. The number of cremation contracts increased 14.9% to 672 and the average revenue per cremation contract increased by 6.3% to $4,026.
Acquired operating profit for the three months ended June 30, 2016 increased $0.7 million, or 22.3%, from the three months ended June 30, 2015. This increase is a result of an increase in revenue, as well as better management of controllable expenses. The most significant change was in salaries and benefits (the largest controllable expense), which decreased 2.0% as a percentage of revenue compared to the same period in 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue remained flat at $0.4 million for the three months ended June 30, 2016 compared to the same period in 2015. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. In the second quarter of 2015, we sold 229 more preneed funeral contracts than in the same period of the previous year. Preneed funeral trust earnings decreased $0.1 million, or 3.6%, in the three months ended June 30, 2016 as compared to the same period in 2015. Trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for our two categories of financial revenue, on a combined basis, decreased 0.2% in the three months ended June 30, 2016 due primarily to the decrease in preneed funeral trust revenue.
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$73,160	$72,093	$(1,067)	(1.5)%
Acquired operating revenue	16,706	19,149	2,443	14.6%
Preneed funeral insurance commissions	725	777	52	7.2%
Preneed funeral trust earnings	4,047	3,750	(297)	(7.3)%
Total	$94,638	$95,769	$1,131	1.2%

Operating profit:
Same store operating profit	$28,015	$28,007	$(8)	—%
Acquired operating profit	6,749	8,080	1,331	19.7%
Preneed funeral insurance commissions	189	411	222	117.5%
Preneed funeral trust earnings	4,007	3,707	(300)	(7.5)%
Total	$38,960	$40,205	$1,245	3.2%
Funeral home same store operating revenues for the six months ended June 30, 2016 decreased $1.1 million, or 1.5%, when compared to the six months ended June 30, 2015. The decrease was due primarily to a decrease of 2.4% in same store contract volumes to 13,714, while the average revenue per contract increased slightly by 1.0% to $5,257. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased $35 to $5,457 in the six months ended June 30, 2016. The average revenue per burial contract increased 2.0% to $8,774, while the number of burial contracts decreased 5.9% to 5,625. The number of cremation contracts increased slightly by 0.5% to 7,067, and the average revenue per same store cremation contract increased 2.1% to $3,268.

The burial rate decreased 150 basis points to 41.0%, and the cremation rate increased 150 basis points to 51.5% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.5% of the total number of contracts in the six months ended June 30, 2016, increased 8.6% to $2,342.
Same store operating profit for the six months ended June 30, 2016 remained flat compared to the six months ended June 30, 2015, despite the decrease in operating revenues. This is primarily the result of better management of controllable expenses which decreased $0.8 million or 2.3% when compared to the same period in 2015. Those expenses with significant decreases include $0.5 million of salaries and benefits and $0.5 million of facilities and grounds expenses, offset by an increase of $0.2 million in general liability and other insurance expenses.
Funeral home acquired operating revenues for the six months ended June 30, 2016 increased $2.4 million, or 14.6%, when compared to the six months ended June 30, 2015 as we experienced an 11.3% increase in the number of total contracts to 3,089 and a 2.6% increase in the average revenue per contract to $6,377. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $179 to $6,199 in the six months ended June 30, 2016. The average revenue per burial contract increased 5.4% to $9,217 and the number of burial contracts increased 4.7% to 1,461. The number of cremation contracts increased 18.0% to 1,391 and the average revenue per cremation contract increased 7.6% to $4,064.
Acquired operating profit for the six months ended June 30, 2016 increased $1.3 million, or 19.7%, from the six months ended June 30, 2015. This increase is a result of an increase in revenue, as well as better management of controllable expenses. The most significant change was in salaries and benefits (the largest controllable expense), which decreased 1.3% as a percentage of revenue compared to the same period in 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commissions revenue increased by approximately $0.1 million, or 7.2% for the six months ended June 30, 2016 compared to the same period in 2015. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. In the first six months of 2015, we sold 506 more preneed funeral contracts than in the same period of the previous year. Preneed funeral trust earnings decreased by approximately $0.3 million, or 7.3%, for the six months ended June 30, 2016 compared to the same period in 2015. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 1.9% in the six months ended June 30, 2016 compared to the same period in 2015, due primarily to the decrease in preneed funeral trust revenue.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended June 30, 2016 compared to three months ended June 30, 2015 (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$11,266	$12,345	$1,079	9.6%
Acquired operating revenue	930	774	(156)	(16.8)%
Cemetery trust earnings	2,176	1,831	(345)	(15.9)%
Preneed cemetery finance charges	388	448	60	15.5%
Total	$14,760	$15,398	$638	4.3%

Operating profit:
Same store operating profit	$3,537	$4,049	$512	14.5%
Acquired operating profit	288	140	(148)	(51.4)%
Cemetery trust earnings	2,101	1,772	(329)	(15.7)%
Preneed cemetery finance charges	388	448	60	15.5%
Total	$6,314	$6,409	$95	1.5%
Cemetery same store operating revenues for the three months ended June 30, 2016 increased $1.1 million, or 9.6%, when compared to the three months ended June 30, 2015. Approximately 62.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended June 30, 2016. Preneed property revenue increased $1.0 million, or 17.3%, as we experienced a 1.1% increase in the number of preneed interment rights (property) sold to 1,992 combined with a 10.8% increase in the average price per interment to $3,256 in the three months ended June 30, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Preneed merchandise and services revenue decreased slightly by approximately $0.1 million, or 6.5% for the second quarter of 2016 as compared to the second quarter of 2015. Same store at-need revenue, which represents approximately 38.0% of our same store operating revenues, increased 5.3% due primarily to a 6.0% increase in the number of contracts to 3,507.
Cemetery same store operating profit for the three months ended June 30, 2016 increased $0.5 million, or 14.5% from the same period in 2015. As a percentage of revenue, cemetery same store operating profit was 32.8% in the three months ended June 30, 2016 compared to 31.4% in the same period in 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by a $0.6 million, or 8.5%, increase in operating costs for the three months ended June 30, 2016 compared with the same period in 2015. Those expenses with significant increases include $0.4 million of promotional expenses and $0.1 million of salaries and benefits.
Cemetery acquired revenue and acquired operating profit decreased in the second quarter of 2016 primarily due to a decrease in preneed property revenue for the three months ended June 30, 2016 compared with the same period in 2015. Approximately 80% of the revenue and 65% of the operating profit for this portfolio is from the cemetery acquired in 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased 15.9%, primarily due to a $0.3 million decrease in perpetual care trust income in the three months ended June 30, 2016 compared to the same period in 2015. Financial revenue earned from finance charges on the preneed contracts increased 15.5% in the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of our increased collection efforts.

The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the six months ended June 30, 2016 compared to six months ended June 30, 2015 (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$21,534	$23,420	$1,886	8.8%
Acquired operating revenue	1,752	1,540	(212)	(12.1)%
Cemetery trust earnings	3,817	3,597	(220)	(5.8)%
Preneed cemetery finance charges	773	870	97	12.5%
Total	$27,876	$29,427	$1,551	5.6%

Operating profit:
Same store operating profit	$7,087	$7,892	$805	11.4%
Acquired operating profit	588	361	(227)	(38.6)%
Cemetery trust earnings	3,680	3,453	(227)	(6.2)%
Preneed cemetery finance charges	773	870	97	12.5%
Total	$12,128	$12,576	$448	3.7%
Cemetery same store operating revenues for the six months ended June 30, 2016 increased $1.9 million, or 8.8%, when compared to the six months ended June 30, 2015. Approximately 60.0% of our same store operating revenues were related to preneed sales of interment rights (property) and related merchandise and services for the six months ended June 30, 2016. Preneed property revenue increased $1.4 million, or 13.0%, as we experienced a 8.3% increase in the average price per interment to $2,987, while the number of preneed interment rights sold decreased 1.6% to 3,922 in the six months ended June 30, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Additionally, preneed merchandise and services revenue increased approximately 2.1% for our same store locations. Same store at-need revenue, which represents approximately 40.0% of our same store operating revenues, increased 5.3% due primarily to a 6.2% increase in the number of contracts to 7,084.
Cemetery same store operating profit for the six months ended June 30, 2016 increased $0.8 million, or 11.4%. As a percentage of same store revenue, cemetery same store operating profit increased to 33.7% in the six months ended June 30, 2016 from 32.9% in the same period in 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by $1.0 million or 8.6% increase in operating costs for the six months ended June 30, 2016 compared with the same period in 2015. Those expenses with significant increases include $0.4 million of promotional expenses, $0.2 million of bad debt expense, $0.1 million of general and administrative expenses and $0.1 million of salaries and benefits.
Cemetery acquired revenue and operating profit decreased in the six months ended June 30, 2016 primarily due to a decrease in preneed property revenue compared with the same period in 2015. Approximately 85% of the revenue and operating profit for this portfolio is from the cemetery acquired in 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased by 5.8%, primarily due to a $0.1 million decrease in perpetual care trust income and a $0.1 million decrease in trust management fees in the six months ended June 30, 2016 compared to the same period in 2015. Financial revenue earned from finance charges on the preneed contracts increased 12.5% in the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of our increased collection efforts.
Other Financial Statement Items
Depreciation and Amortization Costs. Depreciation and Amortization costs totaled $4.0 million for the three months ended June 30, 2016, an increase of $0.6 million, or 17.6%, from the three months ended June 30, 2015 and $7.7 million for the six months ended June 30, 2016, an increase of $1.0 million, or 15.0%, from the six months ended June 30, 2015. These increases were primarily attributable to additional depreciation expense from assets acquired in our recent acquisitions, as well as from our newly constructed funeral homes which began operating in the latter half of 2015.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs increased $0.4 million, or 17.5%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to a $0.4 million increase in field incentive compensation. Regional and unallocated funeral and cemetery costs for the six months ended June 30, 2016 increased by $0.9 million, or 19.2%, from the same period in 2015 primarily due to a $0.9 million increase in field incentive compensation and a $0.2 million increase in severance expense, offset by a $0.2 million decrease in general and administrative expenses. In 2015, a proportionate amount of the incentive compensation charges were recorded in the latter half of the year.
General and Administrative Costs and Expenses. General and administrative expenses totaled $5.8 million for the three months ended June 30, 2016, a decrease of $1.1 million, or 15.3%, from the three months ended June 30, 2015. The decrease was primarily attributable to a $0.5 million decrease in severance expense, a $0.4 million decrease in salaries and benefits, a $0.3 million decrease in non-cash stock compensation expense, and a $0.3 million decrease in other general and administrative expenses. These decreases were offset by an increase of $0.2 million in incentive compensation and $0.2 million in acquisition costs.
General and administrative expenses totaled $15.1 million for the six months ended June 30, 2016, an increase of $1.0 million, or 7.3%, from the six months ended June 30, 2015. The increase was primarily attributable to a $2.0 million increase in severance expense related to the retirement of a former executive, $0.3 million increase in incentive compensation, $0.2 million increase in acquisition costs, offset by a decrease of $0.9 million in salaries and benefits, $0.4 million in non-cash stock compensation expense and $0.2 million in other general and administrative expenses.
Interest Expense. Interest expense was $3.0 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015, an increase of approximately $0.5 million. During the three months ended June 30, 2016, interest expense related to our term note and revolving credit facility increased by approximately $0.5 million compared to the same period in 2015, as a result of a higher principal balance and a higher interest rate during the current period. We currently pay interest at a prime rate or a LIBOR rate plus an applicable margin based upon our leverage ratio as determined by our Credit Agreement. In the current period, the weighted average interest rate increased 0.5% compared to the same period in 2015, as a result of an increase in our leverage ratio.
Interest expense was $5.8 million for the six months ended June 30, 2016 compared to $5.1 million for the six months ended June 30, 2015, an increase of approximately $0.7 million. During the six months ended June 30, 2016, interest expense related to our term note and revolving credit facility increased by approximately $0.7 million compared to the same period of 2015, as a result of a higher principal balance and higher interest rate during the current period. In the current period, the weighted average interest rate increased 0.3% compared to the same period in 2015, as a result of an increase in our leverage ratio.
Accretion of Discount on Convertible Subordinated Notes. For the three and six months ended June 30, 2016, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.0 million and $1.9 million, respectively, compared to $0.9 million and $1.7 million for the three and six months ended June 30, 2015, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In February 2016, we entered into the Seventh Amendment (as defined below under Debt Obligations) to our Credit Facility. As a result, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs during the six months ended June 30, 2016.
Other Income. During the six months ended June 30, 2016, we recognized a gain of $0.3 million in connection with the sale of land.
Income Taxes. Income tax expense was $3.5 million for the three months ended June 30, 2016 compared to $3.1 million for the three months ended June 30, 2015 and $6.5 million for the six months ended June 30, 2016 compared to $7.7 million for the six months ended June 30, 2015. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the six months ended June 30, 2016 compared to 40.5% for the six months ended June 30, 2015. We have approximately $38.6 million of state net operating loss carry forwards that will expire between 2017 and 2037, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At June 30, 2016, the valuation allowance totaled $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the Credit Agreement. We believe that our existing cash balance, future cash flows from operations and borrowings under our Credit Facility described below will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2016 with $0.5 million in cash and other liquid investments and ended the second quarter with $0.9 million in cash. As of June 30, 2016, we had borrowings of $60.0 million outstanding on our revolving credit facility compared to $92.6 million outstanding as of December 31, 2015.
The following table sets forth the elements of cash flow for the six months ended June 30, 2015 and June 30, 2016 (in millions):

	For the Six Months Ended June 30,
	2015	2016
Cash at January 1st	$0.4	$0.5
Cash flow provided by operating activities	28.3	24.5
Acquisitions and land for new construction	(4.2)	(9.4)
Purchase of land and buildings previously leased	(6.1)	(6.3)
Net proceeds from the sale of businesses and other assets	—	0.6
Growth capital expenditures	(10.5)	(4.4)
Maintenance capital expenditures	(4.8)	(3.4)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	0.8	0.1
Dividends on common stock	(0.9)	(0.8)
Excess tax benefit (deficiency) of equity compensation	0.2	(0.2)
Purchases of treasury stock	(3.1)	—
Payment of loan origination costs related to the credit facility	—	(0.7)
Other financing proceeds	0.5	0.4
Cash at June 30th	$0.6	$0.9
For the six months ended June 30, 2016, cash provided by operating activities was $24.5 million compared to cash provided by operating activities of $28.3 million for the six months ended June 30, 2015, a decrease of $3.9 million, due primarily to the decrease in net income and unfavorable working capital changes, which included an increase in preneed financed receivables, slower collections on accounts receivable and an increase in tax payments due to becoming a tax payer in the latter half of 2015, offset by favorable changes in accrued severance for the retirement of a former executive that has not been fully paid.
Our investing activities resulted in a net cash outflow of $22.9 million for the six months ended June 30, 2016 compared to $25.6 million for the six months ended June 30, 2015, a decrease of $2.7 million. During the six months ended June 30, 2016, we acquired two funeral home businesses for approximately $10.2 million. The purchase price consisted of $6.7 million paid in cash at closing and $3.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for these two funeral home businesses was $6.5 million. We purchased land for funeral home expansion projects for approximately $2.7 million. Additionally, we purchased land and buildings at four funeral home locations that were previously leased for approximately $6.3 million. In addition, capital expenditures totaled $7.8 million, of which $4.4 million and $3.4 million were growth and maintenance capital expenditures, respectively, for the six months ended June 30, 2016. Our growth capital expenditures were primarily related to construction costs related to funeral home facilities of approximately $1.3 million, renovations at certain business locations of $0.9 million and cemetery development costs of $2.2 million. Maintenance capital expenditures in the six months ended June 30, 2016 were primarily related to vehicle purchases of $1.0 million, general equipment and furniture purchases of $1.0 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $1.4 million.
During the six months ended June 30, 2015, we acquired a funeral home business for approximately $8.8 million. The purchase price consisted of $4.25 million paid in cash at closing and $4.5 million, the net present value of future deferred payments totaling $5.5 million. We also purchased land and buildings at three funeral home businesses that were previously leased under operating leases for approximately $6.1 million. Capital expenditures totaled $15.3 million, of which $10.4 million and $4.8 million were growth and maintenance capital expenditures, respectively, for the six months ended June 30, 2015.
Our financing activities resulted in a net cash outflow of $1.2 million for the six months ended June 30, 2016 compared to $2.6 million for the six months ended June 30, 2015, a decrease of $1.4 million. During the six months ended June 30, 2016, we had net borrowings on our revolving credit facility and term loan of $0.8 million. We also paid transaction costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility. During the six months ended June 30, 2015, we had net borrowings on our revolving credit facility and term loan of $1.2 million. We also purchased treasury stock for approximately $3.1 million.
Dividends
During the three months ended June 30, 2016, our Board declared a quarterly dividend of $0.025 per share, totaling approximately $0.4 million, which was paid on June 1, 2016 to record holders of our common stock as of May 13, 2016. For the six months ended June 30, 2015 and 2016, we paid total dividends of approximately $0.9 million and $0.8 million, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
On May 19, 2016, our Board approved an increase in our quarterly cash dividend on our common stock from $0.025 to $0.05 per share, effective with respect to dividends payable on September 1, 2016 and later.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the six months ended June 30, 2016, we did not repurchase any shares of common stock.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at June 30, 2016 totaled $215.2 million and consisted of $144.4 million under our term loan, $60.0 million outstanding under our revolving credit facility and $10.8 million in acquisition indebtedness and capital lease obligations.
As of June 30, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
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

No letters of credit were issued and outstanding under the Credit Facility at June 30, 2016. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At June 30, 2016, the prime rate margin was equivalent to 1.63% and the LIBOR margin was 2.63%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2016 was 2.9% and 2.8%, respectively.
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
We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2016. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2016, the leverage ratio was 2.99 to 1.00 and the fixed charge coverage ratio was 2.46 to 1.00.
Debt issuance costs, net of accumulated amortization, of $1.4 million related to the Credit Facility are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
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
At June 30, 2016, the carrying amount of the equity component was approximately $18.0 million. At June 30, 2016, the principal amount of the liability component was $143.75 million and the net carrying amount was $117.4 million. The unamortized discount of $23.9 million and the unamortized debt issuance costs of $2.5 million as of June 30, 2016 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and six months ended June 30, 2015 and 2016 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended June 30, 2015 and 2016 and $2.0 million for both the six months ended June 30, 2015 and 2016, respectively. Amortization of debt issuance costs was approximately $0.1 million for both the three months ended June 30, 2015 and 2016 and $0.2 million for both the six months ended June 30, 2015 and 2016, respectively. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended June 30, 2015 and 2016, respectively, and $1.7 million and $1.9 million for the six months ended June 30, 2015 and 2016, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2016 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2016 are presented in Item 1, “Condensed Notes to Consolidated

Financial Statements,” Notes 5 and 8 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.46% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2016, we had outstanding borrowings of $60.0 million under our $150.0 million revolving credit facility and approximately $144.4 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2016, the prime rate margin was equivalent to 1.63% and the LIBOR margin was 2.63%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At June 30, 2016, the fair value of these notes was approximately $160.2 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CARRIAGE SERVICES, INC.
Date:	July 26, 2016	/s/ Viki K. Blinderman
Viki K. Blinderman
Co-Chief Financial Officer, Chief Accounting Officer and Secretary
(Duly Authorized Officer and Principal Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

99.1	Release Agreement dated April 23, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 26, 2016.)

*101	Interactive Data Files.

_______________________________

*	Filed herewith.

**	Furnished herewith.