Form 10-Q
period 2016-09-30
CARRIAGE SERVICES INC
filed 2016-10-26
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 20, 2016 was 16,610,806.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$535	$855
Accounts receivable, net of allowance for bad debts of $1,054 in 2015 and $918 in 2016	18,181	18,023
Inventories	5,654	5,853
Prepaid expenses	4,684	3,599
Other current assets	4,707	838
Total current assets	33,761	29,168
Preneed cemetery trust investments	63,291	65,896
Preneed funeral trust investments	85,553	85,560
Preneed receivables, net of allowance for bad debts of $2,042 in 2015 and $2,139 in 2016	27,998	30,579
Receivables from preneed trusts	13,544	13,839
Property, plant and equipment, net of accumulated depreciation of $103,306 in 2015 and $109,106 in 2016	214,874	231,465
Cemetery property, net of accumulated amortization of $30,289 in 2015 and $33,361 in 2016	75,597	75,692
Goodwill	264,416	267,788
Intangible and other non-current assets	10,978	14,476
Cemetery perpetual care trust investments	43,127	45,048
Total assets	$833,139	$859,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,236	$12,633
Accounts payable	7,917	5,857
Other liabilities	524	2,546
Accrued liabilities	16,541	17,714
Total current liabilities	37,218	38,750
Long-term debt, net of current portion	103,495	136,628
Revolving credit facility	91,514	62,073
Convertible subordinated notes due 2021	115,227	118,461
Obligations under capital leases, net of current portion	2,875	2,689
Deferred preneed cemetery revenue	56,721	55,953
Deferred preneed funeral revenue	31,748	33,258
Deferred tax liability	39,956	39,318
Other long-term liabilities	5,531	2,629
Deferred preneed cemetery receipts held in trust	63,291	65,896
Deferred preneed funeral receipts held in trust	85,553	85,560
Care trusts’ corpus	42,416	44,345
Total liabilities	675,545	685,560
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,497,873 and 22,458,007 shares issued at December 31, 2015 and September 30, 2016, respectively	225	225
Additional paid-in capital	214,250	215,153
Retained earnings	3,385	18,839
Treasury stock, at cost; 5,849,316 shares at December 31, 2015 and September 30, 2016	(60,266)	(60,266)
Total stockholders’ equity	157,594	173,951
Total liabilities and stockholders’ equity	$833,139	$859,511
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues:
Funeral	$44,089	$45,183	$138,727	$140,952
Cemetery	14,289	14,957	42,165	44,384
	58,378	60,140	180,892	185,336
Field costs and expenses:
Funeral	26,798	26,982	82,476	82,546
Cemetery	8,292	8,695	24,040	25,546
Depreciation and amortization	3,019	3,452	8,814	10,359
Regional and unallocated funeral and cemetery costs	2,909	2,783	7,745	8,547
	41,018	41,912	123,075	126,998
Gross profit	17,360	18,228	57,817	58,338
Corporate costs and expenses:
General and administrative costs and expenses	6,238	6,130	20,294	21,208
Home office depreciation and amortization	418	355	1,310	1,139
	6,656	6,485	21,604	22,347
Operating income	10,704	11,743	36,213	35,991
Interest expense	(2,629)	(2,903)	(7,671)	(8,722)
Accretion of discount on convertible subordinated notes	(876)	(981)	(2,554)	(2,862)
Loss on early extinguishment of debt	—	—	—	(567)
Other income (expense)	52	(285)	(54)	20
Income before income taxes	7,251	7,574	25,934	23,860
Provision for income taxes	(2,807)	(3,030)	(10,515)	(9,545)
Income tax benefit related to state tax returns	—	1,139	—	1,139
Net provision for income taxes	(2,807)	(1,891)	(10,515)	(8,406)
Net income	$4,444	$5,683	$15,419	$15,454

Basic earnings per common share:	$0.24	$0.34	$0.84	$0.93
Diluted earnings per common share:	$0.24	$0.33	$0.82	$0.91

Dividends declared per common share	$0.025	$0.050	$0.075	$0.100

Weighted average number of common and common equivalent shares outstanding:
Basic	17,874	16,529	18,115	16,502
Diluted	18,083	17,101	18,588	16,962
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income	$15,419	$15,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,124	11,498
Provision for losses on accounts receivable	1,332	1,522
Stock-based compensation expense	3,448	2,645
Deferred income tax expense	2,065	3,618
Amortization of deferred financing costs	688	622
Accretion of discount on convertible subordinated notes	2,554	2,862
Loss on early extinguishment of debt	—	567
Net (gain) loss on sale and disposal of other assets	(49)	186
Impairment of intangible assets	—	145

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(779)	(3,945)
Inventories and other current assets	3,277	682
Intangible and other non-current assets	114	386
Preneed funeral and cemetery trust investments	21,234	(4,828)
Accounts payable	368	(2,149)
Accrued and other liabilities	4,408	(268)
Deferred preneed funeral and cemetery revenue	432	742
Deferred preneed funeral and cemetery receipts held in trust	(21,647)	4,541
Net cash provided by operating activities	42,988	34,280

Cash flows from investing activities:
Acquisitions and land for new construction	(4,250)	(15,056)
Purchase of land and buildings previously leased	(6,080)	(6,258)
Net proceeds from the sale of other assets	65	955
Capital expenditures	(22,823)	(12,039)
Net cash used in investing activities	(33,088)	(32,398)

Cash flows from financing activities:
Borrowings from the revolving credit facility	56,200	45,500
Payments against the revolving credit facility	(33,700)	(74,800)
Borrowings from the term loan	—	39,063
Payments against the term loan	(7,032)	(8,438)
Payments on other long-term debt and obligations under capital leases	(679)	(987)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	575	686
Dividends on common stock	(1,385)	(1,662)
Payment of loan origination costs related to the credit facility	(13)	(717)
Purchase of treasury stock	(23,940)	—
Excess tax benefit (deficiency) of equity compensation	57	(207)
Net cash used in financing activities	(9,917)	(1,562)

Net increase (decrease) in cash and cash equivalents	(17)	320
Cash and cash equivalents at beginning of period	413	535
Cash and cash equivalents at end of period	$396	$855

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage”, the “Company”, “we”, “us” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2016, we operated 169 funeral homes in 27 states and 32 cemeteries in 11 states.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $0.9 million for both the three months ended September 30, 2015 and 2016 and $2.5 million and $3.1 million for the nine months ended September 30, 2015 and 2016, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of September 30, 2016, CSV RIA provided these services to two institutions, which have custody of 78% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Accounts receivable included approximately $8.2 million and $6.9 million of funeral receivables at December 31, 2015 and September 30, 2016, respectively and $9.7 million and $10.3 million of cemetery receivables at December 31, 2015 and September 30, 2016, respectively. For 2015 and 2016, accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represents payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $8.1 million of funeral receivables at December 31, 2015 and September 30, 2016, respectively, and $20.7 million and $22.5 million of cemetery receivables at December 31, 2015 and September 30, 2016, respectively. Bad debt expense totaled approximately $0.5 million for both the three months ended September 30, 2015 and 2016, and $1.3 million and $1.0 million for the nine months ended September 30, 2015 and 2016, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2015 and September 30, 2016:

	December 31, 2015	September 30, 2016
	(in thousands)
Land	$65,433	$74,797
Buildings and improvements	180,804	190,910
Furniture, equipment and automobiles	71,943	74,864
Property, plant and equipment, at cost	318,180	340,571
Less: accumulated depreciation	(103,306)	(109,106)
Property, plant and equipment, net	$214,874	$231,465
We recorded depreciation expense of approximately $2.6 million and $2.9 million for the three months ended September 30, 2015 and 2016, respectively, and $7.6 million and $8.4 million for the nine months ended September 30, 2015 and 2016, respectively. During the nine months ended September 30, 2016, we acquired real estate for $2.7 million for funeral home expansion projects and we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million. During the nine months ended September 30, 2016, we acquired $8.4 million of property, plant and equipment in connection with two funeral home businesses acquired in May 2016 and one funeral home business acquired in September 2016, as further discussed in Note 3 to the Consolidated Financial Statements included herein.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units. The funeral segment reporting units consist of our East, Central and West regions in the United States and we performed our annual impairment test of goodwill using information as of August 31, 2016.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise.

The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and the second step is not required. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic condition that may differ from actual future cash flows discounted at a weighted average cost of capital for the Company based on market participant assumptions. Our methodology for determining a market approach fair value utilized the guideline public company method, in which we relied on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment testing needs to be performed. This step compares the implied fair value of goodwill to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge is recorded in an amount equal to the difference. For our 2016 annual impairment test, we performed the first step of our goodwill impairment testing and concluded that there was no impairment to goodwill for any of our reporting units.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No impairments were recorded to our goodwill during the three and nine months ended September 30, 2015 and 2016.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Deferred costs and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with the guidance.
The Company elected to change the annual assessment date for indefinite lived intangible assets from December 31st to August 31st because the change in date aligns with the Company’s goodwill impairment test, which should create a synergy and enhance the quality of our indefinite lived intangible assets impairment analysis. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed our quantitative impairment test using the relief from royalty method, using information as of August 31, 2016. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise.
Our intangible asset impairment test involves estimates and management judgment. Under the relief from royalty method, the value of the tradename is measured through the value of the royalties that the Company is relieved from paying due to its ownership of the asset. We determine the fair value of the assets by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly relied on the profit split method, but also considered the comparable third-party license agreements and the return on asset method.  A scorecard was used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. For our 2016 annual impairment test, we performed our quantitative impairment testing and concluded that there was no impairment to intangible assets.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During the three months ended September 30, 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. We had no such impairment for three months ended September 30, 2015. No other impairments were recorded to our intangible assets during the three and nine months ended September 30, 2015 and 2016.

Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the Financial Accounting Standards Board's (“FASB”) new guidance on simplifying the presentation of debt issuance costs. In April 2015, the FASB issued Accounting Standards Update (“ASU”), Imputation of Interest (Subtopic 835-30), which requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuances costs of $4.2 million and $3.7 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2015 and September 30, 2016, respectively. The amounts related to our Credit Facility were $1.4 million and $1.3 million as of December 31, 2015 and September 30, 2016, respectively. The amounts related to our Convertible Notes were $2.8 million and $2.4 million as of December 31, 2015 and September 30, 2016, respectively.
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
During the third quarter of 2016, we acquired one funeral home business in Madera, California. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to our reported results. During the nine months ended September 30, 2016, we acquired three funeral homes. The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not material to our reported results. See Note 3 to the Consolidated Financial Statements included herein for further information concerning this acquisition.
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
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, and increases or decreases in valuation allowances on deferred tax assets.
Income tax expense was $1.9 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the three months ended September 30, 2016 compared to 38.7% for the three months ended September 30, 2015. Income tax expense was $8.4 million for the nine months ended September 30, 2016 compared to $10.5 million for the nine months ended

September 30, 2015. We recorded income taxes at the estimated effective tax rate, before discrete items, of 40.0% for both the nine months ended September 30, 2016 and 2015.
During the third quarter of 2016, we recognized a tax benefit of $1.1 million which reduced our effective tax rate to 35.2% for the nine months ended September 30, 2016. The following items affected our effective tax rate for the nine months ended September 30, 2016:

•
We recorded an income tax benefit as a result of a favorable settlement of uncertain tax positions in the state of California and an income tax benefit related to the conclusion of  a “no change” Internal Revenue Service audit of our 2013 tax year.

•
We recorded an income tax benefit related to the increase in the overall accumulated deferred tax asset caused by the imposition of a unitary tax regime in the state of New York effective January 1, 2015, impacting the state return filed in September 2016.

•	We recorded an income tax benefit related to state bonus depreciation as a result of finalization of state returns.

•	We recorded other expense adjustments related to our valuation allowance and certain interim rate changes.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2016 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. For more information regarding subsequent events, see Note 17 to the Consolidated Financial Statements included herein.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. An entity will apply the amendments in this ASU using a retrospective transition method to each period presented. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
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
On May 31, 2016, we acquired two funeral home businesses in Houston, Texas for approximately $10.2 million. The purchase price consisted of $6.7 million paid in cash at closing and $6.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for these two funeral home businesses was $3.5 million, which is included in Long-term debt, net of current portion on our Consolidated Balance Sheets. The deferred purchase price payments are being paid in 80 equal quarterly installments of $81,250 which commenced on the closing date and then each September 1, December 1, March 1 and June 1 for the next 20 years.
On September 20, 2016, we acquired a funeral home business in Madera, California for $5.65 million in cash. The pro forma impact of these two acquisitions on prior periods is not presented, as the impact is not material to our reported results. The results of the acquired businesses are include in the Company's results from the date of acquisition.
The following table summarizes the breakdown of the purchase price for the businesses described above (in thousands):

Purchase Price
Cash paid	$12,350
Deferred payments	3,500
Purchase Price	$15,850

The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$182
Property, plant & equipment	8,356
Goodwill	3,372
Intangible and other non-current assets	4,029
Assumed liabilities	(89)
Purchase Price	$15,850
The intangible and other non-current assets relate to the fair value of tradenames and prepaid agreements not-to-compete, and the assumed liabilities relate to the obligations associated with certain financed automobiles we acquired.

The following table summarizes the fair value of the assets acquired for the businesses described above (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
May 31, 2016	Two Funeral Homes	Houston, TX	$9.5	$0.8	$(0.1)
September 20, 2016	One Funeral Home	Madera, CA	$3.1	$2.5	$—
4.    GOODWILL
Many of the former owners and staff of acquired funeral homes have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed, as determined by management in business acquisition transactions accounted for as purchases, is recorded as goodwill. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for the annual goodwill impairment test.
The following table presents the changes in goodwill on our Consolidated Balance Sheets during the nine months ended September 30, 2016 (in thousands):

Goodwill as of December 31, 2015	$264,416
Increase in goodwill related to acquisitions	3,372
Goodwill as of September 30, 2016	$267,788
The $3.4 million increase in goodwill related to acquisitions represents the goodwill recorded in connection with the two funeral home businesses acquired in May 2016 and the funeral home business acquired in September 2016 described in Note 3 to the Consolidated Financial Statements included herein. Our purchase price allocation for these acquisitions is dependent upon certain valuations, which have not progressed to a stage where there is sufficient information to make a definitive measure and allocation of goodwill and intangible assets, as discussed in Note 10 to the Consolidated Financial Statements included herein. Revisions to the ongoing current estimates may be necessary when the valuation process is completed, which we expect to occur within a year after the respective acquisition closing date.

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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
Preneed cemetery trust investments, at market value	$65,486	$68,009
Less: allowance for contract cancellation	(2,195)	(2,113)
Preneed cemetery trust investments, net	$63,291	$65,896
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2016, none of our preneed cemetery trust investments were under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2016. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at September 30, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,888	$—	$—	$7,888
Fixed income securities:
Municipal bonds	2	498	—	—	498
Foreign debt	2	8,614	268	(741)	8,141
Corporate debt	2	23,717	1,790	(1,413)	24,094
Preferred stock	2	16,371	30	(704)	15,697
Mortgage backed securities	2	245	—	(16)	229
Common stock	1	11,888	440	(3,144)	9,184
Mutual funds:
Fixed Income	2	1,229	129	—	1,358
Trust securities		$70,450	$2,657	$(6,018)	$67,089
Accrued investment income		$920			$920
Preneed cemetery trust investments					$68,009
Market value as a percentage of cost					95.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$303
Due in one to five years	8,065
Due in five to ten years	5,854
Thereafter	34,437
Total	$48,659
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,296	$—	$—	$8,296
Fixed income securities:
Municipal bonds	2	458	—	(63)	395
Foreign debt	2	4,803	—	(695)	4,108
Corporate debt	2	22,968	85	(4,279)	18,774
Preferred stock	2	16,236	29	(885)	15,380
Common stock	1	20,387	682	(3,161)	17,908
Trust securities		$73,148	$796	$(9,083)	$64,861
Accrued investment income		$625			$625
Preneed cemetery trust investments					$65,486
Market value as a percentage of cost					88.7%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2015. In the nine months ended September 30, 2015 and 2016, we recorded a $0.7 million and $0.8 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments, respectively. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2016, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature. Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2016 and December 31, 2015, are shown in the following tables (in thousands):

	September 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	2,419	(138)	2,909	(603)	5,328	(741)
Corporate debt	6,599	(197)	4,707	(1,216)	11,306	(1,413)
Preferred stock	1,711	(10)	11,830	(694)	13,541	(704)
Mortgage backed securities	229	(16)	—	—	229	(16)
Common stock	4,740	(1,407)	2,677	(1,737)	7,417	(3,144)
Total temporary impaired securities	$15,698	$(1,768)	$22,123	$(4,250)	$37,821	$(6,018)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$395	$(63)	$—	$—	$395	$(63)
Foreign debt	3,680	(384)	406	(312)	4,086	(696)
Corporate debt	14,468	(2,992)	3,056	(1,287)	17,524	(4,279)
Preferred stock	10,285	(436)	5,168	(448)	15,453	(884)
Common stock	12,029	(1,989)	3,564	(1,172)	15,593	(3,161)
Total temporary impaired securities	$40,857	$(5,864)	$12,194	$(3,219)	$53,051	$(9,083)
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Investment income	$471	$578	$1,762	$1,546
Realized gains	1,170	126	2,844	415
Realized losses	(276)	(673)	(1,166)	(4,081)
Expenses and taxes	(361)	(139)	(1,455)	(832)
Decrease (increase) in deferred preneed cemetery receipts held in trust	(1,004)	108	(1,985)	2,952
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Purchases	$(11,719)	$(1,434)	$(24,575)	$(19,540)
Sales	$4,417	$5,973	$14,610	$18,003

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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
Preneed funeral trust investments, at market value	$88,444	$88,281
Less: allowance for contract cancellation	(2,891)	(2,721)
Preneed funeral trust investments, net	$85,553	$85,560
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2016, none of our preneed funeral trust investments were under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2016. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,030	$—	$—	$21,030
Fixed income securities:
U.S treasury debt	1	1,491	48	—	1,539
Municipal bonds	2	441	—	—	441
Foreign debt	2	8,640	255	(748)	8,147
Corporate debt	2	24,292	1,800	(1,429)	24,663
Preferred stock	2	16,815	103	(705)	16,213
Mortgage backed securities	2	409	4	(17)	396
Common stock	1	11,981	413	(3,198)	9,196
Mutual funds:
Fixed income	2	2,139	138	(19)	2,258
Other investments	2	3,468	—	—	3,468
Trust securities		$90,706	$2,761	$(6,116)	$87,351
Accrued investment income		$930			$930
Preneed funeral trust investments					$88,281
Market value as a percentage of cost					96.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$318
Due in one to five years	9,348
Due in five to ten years	6,061
Thereafter	35,672
Total	$51,399

The cost and fair market values associated with preneed funeral trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,458	$—	$—	$21,458
Fixed income securities:
U.S. treasury debt	1	1,492	24	(12)	1,504
Municipal bonds	2	478	—	(66)	412
Foreign debt	2	4,938	—	(711)	4,227
Corporate debt	2	24,787	133	(4,711)	20,209
Preferred stock	2	17,496	158	(914)	16,740
Mortgage backed securities	2	273	4	(4)	273
Common stock	1	20,864	738	(3,114)	18,488
Mutual funds:
Fixed income	2	959	—	(82)	877
Other investments	2	3,598	—	(30)	3,568
Trust securities		$96,343	$1,057	$(9,644)	$87,756
Accrued investment income		$688			$688
Preneed funeral trust investments					$88,444
Market value as a percentage of cost					91.1%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2015. In the nine months ended September 30, 2015 and 2016, we recorded a $0.6 million and $0.9 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments, respectively. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2016, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	September 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	2,492	(141)	2,901	(608)	5,393	(749)
Corporate debt	6,673	(199)	4,759	(1,228)	11,432	(1,427)
Preferred stock	1,749	(10)	11,729	(695)	13,478	(705)
Mortgage backed securities	241	(16)	13	(1)	254	(17)
Mutual funds:
Equity	4,928	(1,466)	2,589	(1,732)	7,517	(3,198)
Fixed income	301	(4)	439	(16)	740	(20)
Total temporary impaired securities	$16,384	$(1,836)	$22,430	$(4,280)	$38,814	$(6,116)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$1,504	$(12)	$1,504	$(12)
Municipal bonds	413	(66)	—	—	413	(66)
Foreign debt	3,763	(392)	416	(319)	4,179	(711)
Corporate debt	15,929	(3,294)	3,364	(1,417)	19,293	(4,711)
Preferred stock	10,623	(451)	5,338	(463)	15,961	(914)
Mortgage backed securities	—	—	272	(4)	272	(4)
Mutual funds:
Equity	11,848	(1,959)	3,510	(1,154)	15,358	(3,113)
Fixed income	1	—	876	(82)	877	(82)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$42,577	$(6,162)	$15,322	$(3,482)	$57,899	$(9,644)

Preneed funeral trust investment security transactions recorded in Interest expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Investment income	$554	$596	$1,982	$1,639
Realized gains	1,218	131	3,791	525
Realized losses	(504)	(716)	(1,374)	(4,090)
Expenses and taxes	140	(253)	(694)	(946)
Decrease (increase) in deferred preneed funeral receipts held in trust	(1,408)	242	(3,705)	2,872
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Purchases	$(12,323)	$(1,486)	$(23,668)	$(19,917)
Sales	$10,998	$6,336	$33,736	$19,005
6.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At September 30, 2016, our total financed preneed receivables were $39.1 million, of which $28.7 million and $10.4 million were for cemetery interment rights and for merchandise and services respectively. These amounts are presented on our consolidated balance sheet as $11.7 million within Accounts receivable and $27.4 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. The unearned finance charges associated with these receivables were $5.2 million and $5.7 million at December 31, 2015 and September 30, 2016, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.3% of the total receivables on recognized sales at September 30, 2016. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2016, the change in the allowance for contract cancellations was as follows (in thousands):

September 30, 2016
Beginning balance	$1,765
Write-offs and cancellations	(1,047)
Provision	1,055
Ending balance	$1,773
The aging of past due financing receivables as of September 30, 2016 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$560	$402	$175	$1,056	$2,193	$26,127	$28,320
Deferred revenue	218	148	70	316	752	9,985	10,737
Total contracts	$778	$550	$245	$1,372	$2,945	$36,112	$39,057

7.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2015 and September 30, 2016, receivables from preneed trusts were as follows (in thousands):

	December 31, 2015	September 30, 2016
Preneed trust funds, at cost	$13,963	$14,267
Less: allowance for contract cancellation	(419)	(428)
Receivables from preneed trusts, net	$13,544	$13,839
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2016 and December 31, 2015. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.

	Historical Cost Basis	Fair Value
	(in thousands)
As of September 30, 2016
Cash and cash equivalents	$3,382	$3,382
Fixed income investments	8,453	8,452
Mutual funds and common stocks	2,417	2,477
Annuities	15	15
Total	$14,267	$14,326

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2015
Cash and cash equivalents	$2,898	$2,898
Fixed income investments	8,423	8,426
Mutual funds and common stocks	2,626	2,625
Annuities	16	16
Total	$13,963	$13,965
8.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
Trust assets, at market value	$43,127	$45,048
Obligations due from trust	(711)	(703)
Care trusts’ corpus	$42,416	$44,345
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At September 30, 2016, none of our cemetery perpetual care trust investments were under-funded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt, preferred stock, mortgage backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2016. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 9 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2016 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,656	$—	$—	$4,656
Fixed income securities:
Municipal bonds	2	368	—	—	368
Foreign debt	2	5,772	175	(497)	5,450
Corporate debt	2	15,927	1,099	(1,059)	15,967
Preferred stock	2	11,465	18	(493)	10,990
Mortgage backed securities	2	149	—	(10)	139
Common stock	1	7,507	344	(1,950)	5,901
Mutual funds:
Fixed Income	2	867	90	—	957
Trust securities		$46,711	$1,726	$(4,009)	$44,428
Accrued investment income		$620			$620
Cemetery perpetual care investments					$45,048
Market value as a percentage of cost					95.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$183
Due in one to five years	5,053
Due in five to ten years	4,145
Thereafter	23,533
$32,914
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2015. In the nine months ended September 30, 2015 and 2016, we recorded a $0.5 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2016, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2016 and December 31, 2015 are shown in the following tables (in thousands):

	September 30, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	1,632	(91)	1,990	(406)	3,622	(497)
Corporate debt	4,948	(148)	3,529	(911)	8,477	(1,059)
Preferred stock	1,126	(8)	8,537	(485)	9,663	(493)
Mortgage backed securities	140	(10)	—	—	140	(10)
Common stock	2,932	(872)	1,561	(1,078)	4,493	(1,950)
Total temporary impaired securities	$10,778	$(1,129)	$15,617	$(2,880)	$26,395	$(4,009)

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$280	$(45)	$—	$—	$280	$(45)
Foreign debt	2,541	(265)	281	(215)	2,822	(480)
Corporate debt	10,463	(2,164)	2,210	(931)	12,673	(3,095)
Preferred stock	7,100	(301)	3,568	(309)	10,668	(610)
Common stock	7,379	(1,220)	2,186	(719)	9,565	(1,939)
Total temporary impaired securities	$27,763	$(3,995)	$8,245	$(2,174)	$36,008	$(6,169)
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Realized gains	$731	$44	$1,706	$156
Realized losses	(207)	(261)	(692)	(1,943)
Decrease (increase) in care trusts’ corpus	(524)	217	(1,014)	1,787
Total	$—	$—	$—	$—

Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three and nine months ended September 30, 2015 and 2016 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Investment income	$1,371	$1,523	$3,739	$4,503
Realized gain, net	213	14	497	(444)
Total	$1,584	$1,537	$4,236	$4,059
Purchases and sales of investments in the perpetual care trusts were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Purchases	$(7,247)	$(936)	$(15,352)	$(12,888)
Sales	$2,532	$3,832	$8,885	$11,702
9. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 11) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $169.6 million at September 30, 2016 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of September 30, 2016, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
10.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2015 and September 30, 2016 were as follows (in thousands):

	December 31, 2015	September 30, 2016
Prepaid agreements not-to-compete, net of accumulated amortization of $5,404 and $5,713, respectively	$1,912	$2,536
Tradenames	8,856	11,940
Other	210	—
Intangible and other non-current assets	$10,978	$14,476
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $76,000 and $106,000 for the three months ended September 30, 2015 and 2016, respectively, and $223,000 and $308,000 for the nine months ended September 30, 2015 and 2016, respectively.
During the nine months ended September 30, 2016, we increased prepaid agreements not-to-compete by $0.8 million related to our acquisition of two funeral home businesses in May 2016 and our acquisition of one funeral home business in September 2016 described in Note 3 to the Consolidated Financial Statements included herein.
Our tradenames have indefinite lives and therefore are not amortized. During the three months ended September 30, 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale at September 30, 2016, as the carrying value exceeded its fair value. The impairment was recorded in Other income (expense) on our Consolidated Sta tements of Operations. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual indefinite-lived intangible asset impairment test.
During the nine months ended September 30, 2016, we increased tradenames by approximately $3.2 million related to our acquisition of two funeral home businesses in May 2016 described in Note 3 to the Consolidated Financial Statements included herein.
11.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015	September 30, 2016
Revolving credit facility, secured, floating rate	$92,600	$63,300
Term loan, secured, floating rate	110,937	141,563
Acquisition debt	4,929	7,573
Debt issuance costs, net of accumulated amortization of $3,246 and $4,062, respectively	(1,445)	(1,346)
Less: current portion	(12,012)	(12,389)
Total long-term debt	$195,009	$198,701
As of September 30, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
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
As of September 30, 2016, we had outstanding borrowings under the revolving credit facility of $63.3 million and approximately $141.6 million was outstanding on the term loan. No letters of credit were issued and outstanding under the Credit Facility at September 30, 2016. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for both the three and nine months ended September 30, 2016 was 2.8%.
We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2016. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2016, the leverage ratio was 2.96 to 1.00 and the fixed charge coverage ratio was 2.40 to 1.00.
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended September 30, 2015 and 2016 and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2016, respectively. Debt issuance costs are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.

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
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2015 and September 30, 2016 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2015	September 30, 2016
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(25,754)	(22,895)
Convertible Notes issuance costs, net of accumulated amortization of $858 and $1,233 respectively	$(2,769)	$(2,394)
Carrying value of the liability component	$115,227	$118,461

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $169.6 million at September 30, 2016.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2015 and 2016 and $3.0 million for both the nine months ended September 30, 2015 and 2016, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended September 30, 2015 and 2016 and $0.4 million for both the nine months ended September 30, 2015 and 2016, respectively. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended September 30, 2015 and 2016, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2015 and 2016, respectively.
During the three months ended September 30, 2016, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.025 per share to $0.05 per share. The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes is 44.3639 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.54 per share of common stock.
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and nine months ended September 30, 2015 and 2016 was 6.75% and 2.75%, respectively.
13.STOCKHOLDERS’ EQUITY
Stock Options
As of September 30, 2016, there were 1,716,655 stock options outstanding and 548,800 stock options which remain unvested. We did not grant any stock options in the three months ended September 30, 2016. During the first quarter of 2016, we granted 235,500 options to certain officers and key employees at an option price of $20.06. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2016 was approximately $1.3 million. During the three months ended September 30, 2016, we canceled 146,100 options related to the retirement of a former executive. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2016, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2015 and 2016, respectively.

Performance Awards
During the first quarter of 2016, we granted 73,700 performance awards to certain officers and key employees, payable in shares. We did not grant any performance awards in the three months ended September 30, 2016. These awards will vest (if at all) on December 31, 2020 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Consolidated Earnings Before Interest Tax Depreciation and Amortization) and Relative Shareholder Return performance is achieved and the individual has remained continuously employed by the Company through such date. The Adjusted Consolidated EBITDA performance represents 25% of the award and the Relative Shareholder Return performance represents 75% of the award. The fair value of these performance awards granted during the first quarter of 2016 was approximately $1.6 million. During the three months ended September 30, 2016, we canceled 14,200 performance awards related to the retirement of a former executive. The pre-tax compensation expense associated with the performance awards was approximately $46,000 for the three months ended September 30, 2016 and $154,000 for the nine months ended September 30, 2016.
Restricted Stock Grants
We did not issue any restricted stock during the three months ended September 30, 2016. During the first quarter of 2016, we issued a total of 16,900 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.3 million.
During the three months ended September 30, 2015 and 2016, we recorded $366,000 of pre-tax compensation expense and a benefit of $21,000, respectively, related to the vesting of restricted stock awards, which is included in general, administrative and other expenses. The benefit was primarily related to the cancellation of 50,000 unvested restricted stock for a former executive. During the nine months ended September 30, 2015 and 2016, we recorded pre-tax compensation expense of approximately $1.2 million and $0.5 million, respectively.
As of September 30, 2016, we had approximately $1.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Employee Stock Purchase Plan
During the third quarter of 2016, employees purchased a total of 11,485 shares of common stock through the employee stock purchase plan (“ESPP”) at a weighted average price of $19.92 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $36,000 and $53,000 for the three months ended September 30, 2015 and 2016, respectively, and $165,000 and $197,000 for the nine months ended September 30, 2015 and 2016, respectively.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2016
Dividend yield	0.6%
Expected volatility	24.71%
Risk-free interest rate	0.22%, 0.49%, 0.55%, 0.61%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
On August 9, 2016, Richard W. Scott resigned from our Board. At the time of his resignation, Mr. Scott was currently serving as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. On the same day, the Board voted James R. Schenck to serve as a Class 1 Director until the 2018 annual meeting of shareholders. Mr. Schenck was appointed to serve as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. Concurrently with the appointment, the Board granted Mr. Schenck 1,061shares of the Company’s common stock under our Director Compensation Policy, which such grant was valued at approximately $25,000 based on the closing price on the grant date. One-half of these shares vested immediately upon grant, and the remaining one-half of the shares will vest equally on August 9, 2017 and August 9, 2018.
We recorded approximately $148,000 and $90,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended September 30, 2015 and 2016, respectively, and $554,000 and $302,000 for the nine months ended September 30, 2015 and 2016, respectively, related to the director fees and annual retainers.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the three and nine months ended September 30, 2016, we did not repurchase any shares of common stock.
Cash Dividends
On May 19, 2016, our Board approved an increase in our quarterly dividend on our common stock from $0.025 to $0.050 per share, effective with respect to dividends payable on September 1, 2016 and later. On August 1, 2016 our Board declared a dividend of $0.050 per share, totaling approximately $0.8 million, which was paid on September 1, 2016 to record holders of our common stock as of August 16, 2016. For the nine months ended September 30, 2015 and 2016, we paid total dividends of approximately $1.4 million and $1.7 million, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(8,999)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	8,999
Balance at September 30, 2016	$—

14.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
Numerator for basic and diluted earnings per share:
Net income	$4,444	$5,683	$15,419	$15,454
Less: Earnings allocated to unvested restricted stock	(51)	(25)	(194)	(76)
Income attributable to common stockholders	$4,393	$5,658	$15,225	$15,378

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,874	16,529	18,115	16,502
Effect of dilutive securities:
Stock options	209	273	240	260
Convertible subordinated notes	—	299	233	200
Denominator for diluted earnings per common share - weighted average shares outstanding	18,083	17,101	18,588	16,962

Basic earnings per common share:	$0.24	$0.34	$0.84	$0.93
Diluted earnings per common share:	$0.24	$0.33	$0.82	$0.91
The fully diluted weighted average shares outstanding for the three and nine months ended September 30, 2016 and the corresponding calculation of fully diluted earnings per share, include approximately 299,000 and 200,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, respectively. There were no shares for the three months ended September 30, 2015 and 233,000 shares for the nine months ended September 30, 2015 that would have been issued upon conversion under the if-converted method.
For the three and nine months ended September 30, 2016, no stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and nine months ended September 30, 2015, 584,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.

15.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue from operations, pre-tax income (loss) from operations and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended September 30, 2016	$45,183	$14,957	$—	$60,140
Three months ended September 30, 2015	$44,089	$14,289	$—	$58,378

Nine months ended September 30, 2016	$140,952	$44,384	$—	$185,336
Nine months ended September 30, 2015	$138,727	$42,165	$—	$180,892

Income (loss) from operations before income taxes:
Three months ended September 30, 2016	$13,478	$4,327	$(10,231)	$7,574
Three months ended September 30, 2015	$12,593	$4,312	$(9,654)	$7,251

Nine months ended September 30, 2016	$44,322	$12,875	$(33,337)	$23,860
Nine months ended September 30, 2015	$43,792	$12,814	$(30,672)	$25,934

Total assets:
September 30, 2016	$616,588	$235,420	$7,503	$859,511
December 31, 2015	$591,389	$229,479	$12,271	$833,139
16.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2015 and September 30, 2016:

	December 31, 2015	September 30, 2016
Other Current Assets:
Deferred taxes	$4,256	$—
Income taxes receivable	279	734
Other current assets	172	104
Total other current assets	$4,707	$838

Other Liabilities:
Income taxes payable	$387	$2,343
Deferred rent	137	200
Other liabilities	—	3
Other current liabilities	$524	$2,546

Other Long Term Liabilities:
Deferred rent	$1,405	$1,261
Incentive compensation	2,505	605
Reserve for uncertain tax positions	814	—
Contingent consideration	763	763
Other long term liabilities	44	—
Total other long term liabilities	$5,531	$2,629

17.SUBSEQUENT EVENTS
On October 20, 2016, we sold a funeral home business in Tennessee for approximately $1.35 million in cash and certain real estate in Georgia for approximately $0.6 million in cash.

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
OVERVIEW
General
We operate in two business segments: funeral home operations, which currently account for approximately 76% of our revenues, and cemetery operations, which account for approximately 24% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We compete with other public deathcare companies and smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At September 30, 2016, we operated 169 funeral homes in 27 states and 32 cemeteries in 11 states within the United States.
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
Standards Operating Model
Our Standards Operating Model (our “Standards”) eliminates the use of financial budgets which creates enormous amounts of time to focus and work on growing each local business and improving the quality and skills of the staff. Instead of the budget and control model, our Standards, which we refer to as “Being The Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business and incentivize the local managers. Our Standards are not designed to produce maximum short-term earnings because we do not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
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
CURRENT PERIOD DEVELOPMENTS
Acquisitions. On September 20, 2016, we acquired one funeral home business in Madera, California. The pro forma impact of the acquisition on prior periods is not presented, as the impact is not material to our reported results.
Board Of Directors. On August 9, 2016, Richard W. Scott resigned from the Board of Directors (Board). At the time of his resignation, Mr. Scott was currently serving as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. On the same day, the Board voted James R. Schenck to serve as a Class 1 Director until the 2018 annual meeting of shareholders.
Executive Leadership Changes. David J. DeCarlo resigned as President of the Company and Vice Chairman of the Board due to his retirement, effective September 30, 2016. As a result, the total size of the Board decreased from six to five members.
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending September 30, 2016 dated October 25, 2016 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Historically, the dynamic nature of the evolutionary process of building our culture, especially since launching the Good To Great Journey in the beginning of 2012, has led to a large number of charges such as severance and retirement, consulting and other activities, which are not core to our operations and as such, have been added back to GAAP earnings as “Special Items”. The Special Items are important to add back because of the transformational nature of major changes over the last several years within our Operations and Strategic Growth Leadership Team, culminating during 2015 in a reduction from fifteen members to nine members and most recently to eight members due to the retirement of David J. DeCarlo, effective September 30, 2016. The number of these Special Items should be minimal during 2016 and thereafter.
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

The non-GAAP definitions used by the Company are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 34 percent for the three and nine months ended September 30, 2015 and 35 percent for the three and nine months ended September 30, 2016, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item and the tax adjustment from prior period.

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

We are providing below a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
(In millions)
Net Income	$4.4	$5.7	$15.4	$15.4

Special items, net of tax except for **
Withdrawable Trust Income	0.1	n/a	0.4	n/a
Acquisition and Divestiture Expenses	—	—	0.4	0.3
Severance and Retirement Costs	0.1	0.8	0.5	2.6
Consulting Fees	0.4	—	0.9	0.3
Accretion of Discount on Convertible Subordinated Notes **	0.9	1.0	2.6	2.9
Costs Related to the Credit Facility	—	—	—	0.4
Gain on Sale of Asset	—	—	—	(0.2)
Other Special Items	0.2	—	0.2	—
Tax Adjustment from Prior Period **	—	—	0.1	—
Adjusted Net Income	$6.1	$7.5	$20.5	$21.7
Financial Highlights
Three months ended September 30, 2016 compared to three months ended September 30, 2015
Total revenue for the three months ended September 30, 2016 and 2015 was $60.1 million and $58.4 million, respectively, which represents an increase of approximately $1.8 million, or 3.0%. For the quarter comparatives, we experienced a 4.8% increase in total funeral contracts and a decrease in the average revenue per funeral contract of 2.2%. In addition, while we experienced a decrease of 8.2% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 4.7%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Operating income increased $1.0 million, or 9.7%, due primarily to better cost management in our same store funeral home operations, increases in funeral acquisition revenues as well as increases in sales and related revenue in our cemetery operations. Further discussion of operating income is presented herein under “Results of Operations” within our funeral home and cemetery segments.
Net income for the three months ended September 30, 2016 increased $1.2 million to $5.7 million, equal to $0.33 per diluted share, compared to net income of $4.4 million, equal to $0.24 per diluted share, for the three months ended September 30, 2015. Further discussion of depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Total revenue for the nine months ended September 30, 2016 and 2015 was $185.3 million and $180.9 million, respectively, which represents an increase of $4.4 million, or 2.5%. Year to date, we experienced a 1.4% increase in total funeral contracts and our average revenue per contract increased by 0.2%. In addition, while we experienced a decrease of 3.6% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 6.7%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Operating income decreased $0.2 million, or 0.6%, despite increasing revenues due primarily to increases in general and administrative expenses, depreciation and amortization and cemetery operating expenses. Further discussion of operating income is presented herein under “Results of Operations” within our funeral home and cemetery segments.
Net income for the nine months ended September 30, 2016 remained flat at $15.4 million, equal to $0.91 per diluted share, compared to $0.82 per diluted share, for the nine months ended September 30, 2015. The increase in earnings per diluted share is primarily due to the decrease in the number of shares outstanding for the nine months ended September 30, 2016, as a result of our share repurchase program in 2015. Further discussion depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”

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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2016 compared to same periods of 2015. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2012 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2011 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross Profit, a GAAP financial measure.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended September 30, 2016 compared to three months ended September 30, 2015 (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$33,617	$33,356	$(261)	(0.8)%
Acquired operating revenue	8,214	9,734	1,520	18.5%
Preneed funeral insurance commissions	346	361	15	4.3%
Preneed funeral trust earnings	1,912	1,732	(180)	(9.4)%
Total	$44,089	$45,183	$1,094	2.5%

Operating profit:
Same store operating profit	$12,108	$12,403	$295	2.4%
Acquired operating profit	3,201	3,922	721	22.5%
Preneed funeral insurance commissions	92	166	74	80.4%
Preneed funeral trust earnings	1,890	1,710	(180)	(9.5)%
Total	$17,291	$18,201	$910	5.3%
Funeral home same store operating revenues for the three months ended September 30, 2016 decreased $0.3 million, or 0.8%, when compared to the three months ended September 30, 2015. The decrease was due primarily to a 1.5% decrease in the average revenue per contract to $5,241, while we experienced a 0.7% increase in same store contract volumes to 6,364. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract decreased $107 to $5,433 in the three months ended September 30, 2016. The average revenue per burial contract increased 1.0% to $8,822, while the number of burial contracts decreased 4.3% to 2,571. The number of cremation contracts increased 3.3% to 3,291 and the average revenue per same store cremation contract remained flat at $3,259. The burial rate decreased 210 basis points to 40.4%, while the cremation rate increased 130 basis points to 51.7% for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.9% of the total number of contracts in the three months ended September 30, 2016, decreased 10.5% to $2,328.

Same store operating profit for the three months ended September 30, 2016 increased $0.3 million, or 2.4%, when compared to the three months ended September 30, 2015. This increase is a result of better management of expenses, as we experienced a decrease of $0.3 million from the same period in 2015. The most significant changes were in general liability and other insurance expenses, which decreased by $0.6 million, facilities and grounds expenses, which decreased by approximately $0.2 million and general and administrative expenses, which decreased by $0.1 million, offset by a $0.6 million increase in salaries and benefits.
Funeral home acquired operating revenues for the three months ended September 30, 2016 increased $1.5 million, or 18.5%, when compared to the three months ended September 30, 2015 as we experienced a 24.7% increase in the total number of contracts to 1,620, while the average revenue per contract decreased 5.4% to $6,184. The 2016 funeral home acquired portfolio includes three businesses acquired during 2016 not present in 2015. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract decreased $314 to $6,009 in the three months ended September 30, 2016. The average revenue per contract for burial contracts increased 0.9% to $9,271 and the number of burial contracts increased 6.7% to 702. The number of cremation contracts increased 49.2% to 798 and the average revenue per cremation contract remained flat at $4,022.
Acquired operating profit for the three months ended September 30, 2016 increased $0.7 million, or 22.5%, from the three months ended September 30, 2015. This increase is a result of an increase in revenue, offset by a $0.7 million or 16.6% increase in expenses. The most significant change was in salaries and benefits (the largest controllable expense), which increased $0.6 million or 1.6% as a percentage of revenue compared to the same period in 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue remained flat at $0.4 million for the three months ended September 30, 2016 compared to the same period in 2015. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. In the third quarter of 2015, we sold 351 more preneed funeral contracts than in the same period of the previous year. Preneed funeral trust earnings decreased $0.2 million, or 9.4%, in the three months ended September 30, 2016 as compared to the same period in 2015. Trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for our two categories of financial revenue, on a combined basis, decreased 5.3% in the three months ended September 30, 2016 due primarily to the decrease in preneed funeral trust revenue.
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$106,777	$105,449	$(1,328)	(1.2)%
Acquired operating revenue	24,920	28,883	3,963	15.9%
Preneed funeral insurance commissions	1,071	1,138	67	6.3%
Preneed funeral trust earnings	5,959	5,482	(477)	(8.0)%
Total	$138,727	$140,952	$2,225	1.6%

Operating profit:
Same store operating profit	$40,123	$40,410	$287	0.7%
Acquired operating profit	9,950	12,002	2,052	20.6%
Preneed funeral insurance commissions	281	577	296	105.3%
Preneed funeral trust earnings	5,897	5,417	(480)	(8.1)%
Total	$56,251	$58,406	$2,155	3.8%
Funeral home same store operating revenues for the nine months ended September 30, 2016 decreased $1.3 million, or 1.2%, when compared to the nine months ended September 30, 2015. The decrease was due primarily to a decrease of 1.4% in same store contract volumes to 20,078, while the average revenue per contract increased slightly by 0.2% to $5,252. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract decreased $10 to $5,449 in the nine months ended September 30, 2016. The average revenue per burial contract increased 1.7% to $8,789, while the number of burial contracts decreased 5.4% to 8,196. The number of cremation contracts increased by 1.4% to 10,358, and the average revenue per same store cremation contract also increased 1.4% to $3,265. The burial rate decreased 170 basis points to 40.8%, and the cremation rate increased 140 basis points to 51.6% for the nine months ended

September 30, 2016 when compared to the nine months ended September 30, 2015. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.6% of the total number of contracts in the nine months ended September 30, 2016, increased 2.1% to $2,338.
Same store operating profit for the nine months ended September 30, 2016 increased $0.3 million or 0.7% compared to the nine months ended September 30, 2015, despite the decrease in operating revenues. This is primarily the result of better management of expenses which decreased $1.2 million or 2.2% when compared to the same period in 2015. Those expenses with significant decreases include $0.7 million of facilities and grounds expenses, $0.4 million of general liability and other insurance expenses and $0.1 million of bad debt expenses.
Funeral home acquired operating revenues for the nine months ended September 30, 2016 increased $4.0 million, or 15.9%, when compared to the nine months ended September 30, 2015 as we experienced an 15.6% increase in the number of total contracts to 4,709, while the average revenue per contract decreased slightly by 0.1% to $6,310. The 2016 funeral home acquired portfolio includes three businesses acquired during 2016 not present in 2015. The average revenue per contract includes the impact of the funeral trust fund earnings recognized at the time that we provide the services pursuant to the preneed contract. Excluding funeral trust earnings, the average revenue per contract increased $17 to $6,134 in the nine months ended September 30, 2016. The average revenue per burial contract increased 3.9% to $9,234 and the number of burial contracts increased 5.3% to 2,163. The number of cremation contracts increased 27.7% to 2,189 and the average revenue per cremation contract increased 5.1% to $4,049.
Acquired operating profit for the nine months ended September 30, 2016 increased $2.1 million, or 20.6%, from the nine months ended September 30, 2015. This increase is a result of an increase in revenue, offset by a $1.5 million or 13.2% increase in expenses. The most significant change was in salaries and benefits (the largest controllable expense), which increased $1.0 million, general and administrative expenses increased $0.2 million, facilities and grounds expenses increased $0.2 million and general liability and other insurance expenses increased $0.1 million.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commissions revenue increased by approximately $0.1 million, or 6.3% for the nine months ended September 30, 2016 compared to the same period in 2015. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. In the first nine months of 2015, we sold 857 more preneed funeral contracts than in the same period of the previous year. Preneed funeral trust earnings decreased by approximately $0.5 million, or 8.0%, for the nine months ended September 30, 2016 compared to the same period in 2015. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 3.0% in the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to the decrease in preneed funeral trust revenue.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended September 30, 2016 compared to three months ended September 30, 2015 (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$10,726	$11,351	$625	5.8%
Acquired operating revenue	774	1,094	320	41.3%
Cemetery trust earnings	2,385	2,025	(360)	(15.1)%
Preneed cemetery finance charges	404	487	83	20.5%
Total	$14,289	$14,957	$668	4.7%

Operating profit:
Same store operating profit	$3,066	$3,324	$258	8.4%
Acquired operating profit	215	497	282	131.2%
Cemetery trust earnings	2,312	1,954	(358)	(15.5)%
Preneed cemetery finance charges	404	487	83	20.5%
Total	$5,997	$6,262	$265	4.4%
Cemetery same store operating revenues for the three months ended September 30, 2016 increased $0.6 million, or 5.8%, when compared to the three months ended September 30, 2015. Approximately 60.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended September 30, 2016. Preneed property revenue increased $0.3 million, or 6.6%, as we experienced a 4.8% increase in the average price per interment to $3,498, despite a 10.3% decrease in the number of preneed interment rights (property) sold to 1,624 in the three months ended September 30, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Preneed merchandise and services revenue remained flat at $1.1 million for the third quarter of 2016 as compared to the same period of 2015. Same store at-need revenue, which represents approximately 40.0% of our same store operating revenues, increased 5.3% due primarily to a 2.8% increase in the number of contracts to 3,158.
Cemetery same store operating profit for the three months ended September 30, 2016 increased $0.3 million, or 8.4% from the same period in 2015. As a percentage of revenue, cemetery same store operating profit was 29.3% in the three months ended September 30, 2016 compared to 28.6% in the same period in 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by a $0.3 million, or 4.6%, increase in operating costs for the three months ended September 30, 2016 compared with the same period in 2015. Those expenses with significant increases include $0.2 million of promotional expenses and $0.1 million of salaries and benefits.
Cemetery acquired operating revenue and acquired operating profit increased in the third quarter of 2016 primarily due to an increase in preneed property revenue for the three months ended September 30, 2016 compared with the same period in 2015. Approximately 90% of the revenue and 85% of the operating profit for this portfolio is from the cemetery acquired in 2014.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased 15.1%, primarily due to a $0.3 million decrease in merchandise and services trust income in the three months ended September 30, 2016 compared to the same period in 2015. Financial revenue earned from finance charges on the preneed contracts increased 20.5% in the three months ended September 30, 2016 compared to the same period in 2015, primarily as a result of our increased collection efforts.

The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2015	2016	Amount	%
Revenues:
Same store operating revenue	$32,260	$34,771	$2,511	7.8%
Acquired operating revenue	2,526	2,634	108	4.3%
Cemetery trust earnings	6,202	5,622	(580)	(9.4)%
Preneed cemetery finance charges	1,177	1,357	180	15.3%
Total	$42,165	$44,384	$2,219	5.3%

Operating profit:
Same store operating profit	$10,153	$11,216	$1,063	10.5%
Acquired operating profit	803	858	55	6.8%
Cemetery trust earnings	5,992	5,407	(585)	(9.8)%
Preneed cemetery finance charges	1,177	1,357	180	15.3%
Total	$18,125	$18,838	$713	3.9%
Cemetery same store operating revenues for the nine months ended September 30, 2016 increased $2.5 million, or 7.8%, when compared to the nine months ended September 30, 2015. Approximately 60.0% of our same store operating revenues were related to preneed sales of interment rights (property) and related merchandise and services for the nine months ended September 30, 2016. Preneed property revenue increased $1.8 million, or 10.9%, as we experienced a 6.7% increase in the average price per interment to $3,136, while the number of preneed interment rights sold decreased 4.3% to 5,546 in the nine months ended September 30, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Additionally, preneed merchandise and services revenue increased approximately 1.1% for our same store locations. Same store at-need revenue, which represents approximately 40.0% of our same store operating revenues, increased 5.3% due primarily to a 5.1% increase in the number of contracts to 10,242.
Cemetery same store operating profit for the nine months ended September 30, 2016 increased $1.1 million, or 10.5%. As a percentage of same store revenue, cemetery same store operating profit increased to 32.3% in the nine months ended September 30, 2016 from 31.5% in the same period in 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by $1.3 million or 7.2% increase in operating costs for the nine months ended September 30, 2016 compared with the same period in 2015. Those expenses with significant increases include $0.6 million of promotional expenses, $0.3 million of bad debt expense, $0.3 million of salaries and benefits and $0.1 million of general and administrative expenses.
Cemetery acquired revenue and operating profit increased in the nine months ended September 30, 2016 primarily due to a 16.1% increase in preneed property revenue, as operating costs remained flat compared with the same period in 2015.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased by 9.4%, primarily due to a $0.3 million decrease in merchandise and services trust income and a $0.2 million decrease in perpetual care trust income in the nine months ended September 30, 2016 compared to the same period in 2015. Financial revenue earned from finance charges on the preneed contracts increased 15.3% in the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of our increased collection efforts.
Other Financial Statement Items
Depreciation and Amortization Costs. Depreciation and Amortization costs for the field and home office totaled $3.8 million for the three months ended September 30, 2016, an increase of $0.4 million, or 10.8%, from the three months ended September 30, 2015 and $11.5 million for the nine months ended September 30, 2016, an increase of $1.4 million, or 13.6%, from the nine months ended September 30, 2015. These increases were primarily attributable to additional depreciation expense from assets acquired in our recent acquisitions, as well as from our newly constructed funeral homes which began operating in the latter half of 2015.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs decreased $0.1 million, or 4.3%, for the three months ended September 30, 2016 compared to the same period in 2015, primarily due to a $0.1 million decrease in other administrative expenses. Regional and unallocated funeral and cemetery costs for the nine months ended September 30, 2016 increased by $0.8 million, or 10.4%, from the same period in 2015 primarily due to a $0.9 million increase in field incentive compensation and a $0.2 million increase in severance expense, offset by a $0.2 million decrease in salaries and benefits and a $0.1 million decrease in other administrative expenses. In 2015, a substantial amount of the incentive compensation charges were recorded in the fourth quarter.
General and Administrative Costs and Expenses. General and administrative expenses totaled $6.1 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 1.7%, from the three months ended September 30, 2015. The decrease was primarily attributable to a $0.7 million decrease in non-cash stock compensation expense, a $0.4 million decrease in incentive compensation and a $0.3 million decrease in general and administrative expense. These decreases were offset by an increase of $1.2 million in severance expense for the executive that retired in September 2016 and an increase of $0.1 million in acquisition costs.
General and administrative expenses totaled $21.2 million for the nine months ended September 30, 2016, an increase of $0.9 million, or 4.5%, from the nine months ended September 30, 2015. The increase was primarily attributable to a $3.2 million increase in severance expense related to the retirement of two former executives, $0.2 million increase in acquisition costs, offset by a decrease of $1.1 million in non-cash stock compensation expense, $0.9 million in salaries and benefits, $0.4 million in other general and administrative expenses and $0.1 million in incentive compensation.
Interest Expense. Interest expense was $2.9 million for the three months ended September 30, 2016 compared to $2.6 million for the three months ended September 30, 2015, an increase of approximately $0.3 million. During the three months ended September 30, 2016, interest expense related to our term note and revolving credit facility increased by approximately $0.3 million compared to the same period in 2015, as a result of a higher principal balance and a higher interest rate during the current period. We currently pay interest at a prime rate or a LIBOR rate plus an applicable margin based upon our leverage ratio as determined by our Credit Agreement. During the three months ended September 30, 2016, the weighted average interest rate increased 0.2% compared to the same period in 2015, as a result of an increase in our leverage ratio.
Interest expense was $8.7 million for the nine months ended September 30, 2016 compared to $7.7 million for the nine months ended September 30, 2015, an increase of approximately $1.0 million. During the nine months ended September 30, 2016, interest expense related to our term note and revolving credit facility increased by approximately $1.1 million, as a result of a higher principal balance and higher interest rate during the current period, offset by a decrease in the amortization of debt issuance costs related to the credit facility of $0.1 million compared to the same period in 2015. During the nine months ended September 30, 2016, the weighted average interest rate increased 0.3% compared to the same period in 2015, as a result of an increase in our leverage ratio.
Accretion of Discount on Convertible Subordinated Notes. For the three and nine months ended September 30, 2016, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.0 million and $2.9 million, respectively, compared to $0.9 million and $2.6 million for the three and nine months ended September 30, 2015, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Loss on Early Extinguishment of Debt. In February 2016, we entered into the Seventh Amendment (as defined below under Debt Obligations) to our Credit Facility. As a result, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs during the nine months ended September 30, 2016.
Other Income. For the three months ended ended September 30, 2016, we recognized a net loss of $0.3 million in connection with the sale of certain real estate and an impairment of tradenames. The impairment of tradenames was for the funeral home business held for sale at September 30, 2016, as the carrying value of this funeral home's tradename exceeded its fair value.
For the nine months ended ended September 30, 2016, we recognized a $20,000 net gain on the sale of certain real estate and an impairment of tradenames. The impairment of tradenames was for the funeral home business held for sale at September 30, 2016, as the carrying value of this funeral home's tradename exceeded its fair value.
Income Taxes. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, among others, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, and increases or decreases in valuation allowances on deferred tax assets.
Income tax expense was $1.9 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the three months ended September 30, 2016 compared to 38.7% for the three months ended September 30, 2015. Income tax expense was $8.4 million for the nine months ended September 30, 2016 compared to $10.5 million for the nine months ended September 30, 2015. We recorded income taxes at the estimated effective tax rate, before discrete items, of 40.0% for both the nine months ended September 30, 2016 and 2015.
During the third quarter of 2016, we recognized a tax benefit of $1.1 million which reduced our effective tax rate to 35.2% for the nine months ended September 30, 2016. The following items affected our effective tax rate for the nine months ended September 30, 2016:

•
We recorded an income tax benefit as a result of a favorable settlement of uncertain tax positions in the state of California and an income tax benefit related to the conclusion of  a “no change” Internal Revenue Service audit of our 2013 tax year.

•
We recorded an income tax benefit related to the increase in the overall accumulated deferred tax asset caused by the imposition of a unitary tax regime in the state of New York effective January 1, 2015, impacting the state return filed in September 2016.

•	We recorded an income tax benefit related to state bonus depreciation as a result of finalization of state returns.

•	We recorded other expense adjustments related to our valuation allowance and certain interim rate changes.
We have approximately $44.0 million of state net operating loss carry forwards that will expire between 2017 and 2037, if not utilized. Based on management's assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At September 30, 2016, the valuation allowance totaled $0.3 million.
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
Cash Flows
We began 2016 with $0.5 million in cash and other liquid investments and ended the third quarter with $0.8 million in cash. As of September 30, 2016, we had borrowings of $63.3 million outstanding on our revolving credit facility compared to $92.6 million outstanding as of December 31, 2015.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2015 and September 30, 2016 (in millions):

	For the Nine Months Ended September 30,
	2015	2016
Cash at January 1st	$0.4	$0.5
Cash flow provided by operating activities	43.0	34.3
Acquisitions and land for new construction	(4.3)	(15.1)
Purchase of land and buildings previously leased	(6.1)	(6.3)
Net proceeds from the sale of businesses and other assets	—	1.0
Growth capital expenditures	(15.9)	(6.8)
Maintenance capital expenditures	(6.9)	(5.2)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	14.8	0.3
Dividends on common stock	(1.4)	(1.7)
Purchases of treasury stock	(23.9)	—
Payment of loan origination costs related to the credit facility	—	(0.7)
Other financing proceeds	0.7	0.5
Cash at September 30th	$0.4	$0.8
For the nine months ended September 30, 2016, cash provided by operating activities was $34.3 million compared to cash provided by operating activities of $43.0 million for the nine months ended September 30, 2015, a decrease of $8.7 million, due primarily to unfavorable working capital changes, which included an increase in tax payments due to becoming a tax payer in the latter half of 2015, an increase in preneed financed receivables, offset by favorable changes in accrued severance for the retirement of a former executive that has not been fully paid.
Our investing activities resulted in a net cash outflow of $32.4 million for the nine months ended September 30, 2016 compared to $33.1 million for the nine months ended September 30, 2015, a decrease of $0.7 million. During the nine months ended September 30, 2016, we acquired three funeral home businesses for approximately $15.8 million. The purchase price consisted of $12.35 million paid in cash at closing and $6.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for these funeral home businesses was $3.5 million. We purchased land for funeral home expansion projects for approximately $2.7 million. Additionally, we purchased land and buildings at four funeral home locations that were previously leased for approximately $6.3 million. Capital expenditures totaled $12.0 million, of which $6.8 million and $5.2 million were growth and maintenance capital expenditures, respectively, for the nine months ended September 30, 2016. Our growth capital expenditures were primarily construction costs related to funeral home facilities of approximately $2.3 million, renovations at certain business locations of $1.3 million and cemetery development costs of $3.2 million. Maintenance capital expenditures in the nine months ended September 30, 2016 were primarily related to vehicle purchases of $1.2 million, general equipment and furniture purchases of $1.6 million and maintenance projects such as paving roads, parking lots, facility repairs and general improvements of $2.4 million.
During the nine months ended September 30, 2015, we acquired a funeral home business for approximately $8.8 million. The purchase price consisted of $4.25 million paid in cash at closing and $4.5 million, the net present value of future deferred payments totaling $5.5 million. We also purchased land and buildings at three funeral home businesses that were previously leased under operating leases for approximately $6.1 million. Capital expenditures totaled $22.8 million, of which $15.9 million and $6.9 million were growth and maintenance capital expenditures, respectively, for the nine months ended September 30, 2015. Our growth capital expenditures were primarily related to construction costs related to three new funeral home facilities of approximately $9.3 million, renovations at certain business locations of $4.4 million and cemetery development costs of $2.2 million. Maintenance capital expenditures in the nine months ended September 30, 2015 were primarily related to maintenance projects such as paving roads, parking lots, facility repairs and improvements of $2.3 million, vehicle purchases of $1.7 million, information technology infrastructure and systems improvements of approximately $1.5 million and general equipment and furniture purchases of $1.4 million.

Our financing activities resulted in a net cash outflow of $1.6 million for the nine months ended September 30, 2016 compared to $9.9 million for the nine months ended September 30, 2015, a decrease of $8.3 million. During the nine months ended September 30, 2016, we had net borrowings on our revolving credit facility and term loan of $1.3 million. We also paid transaction costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility. During the nine months ended September 30, 2015, we had net borrowings on our revolving credit facility and term loan of $15.5 million. We also purchased treasury stock for approximately $23.9 million.
Dividends
On May 19, 2016, our Board approved an increase in our quarterly dividend on our common stock from $0.025 to $0.050 per share, effective with respect to dividends payable on September 1, 2016 and later. On August 1, 2016 our Board declared a dividend of $0.050 per share, totaling approximately $0.8 million, which was paid on September 1, 2016 to record holders of our common stock as of August 16, 2016. For the nine months ended September 30, 2015 and 2016, we paid total dividends of approximately $1.4 million and $1.7 million, respectively. We have a dividend reinvestment program so that stockholders may elect to reinvest their dividends into additional shares of our common stock.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the three and nine months ended September 30, 2016, we did not repurchase any shares of common stock.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at September 30, 2016 totaled $215.4 million and consisted of $141.6 million under our term loan, $63.3 million outstanding under our revolving credit facility and $10.5 million in acquisition indebtedness and capital lease obligations.
As of September 30, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
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
No letters of credit were issued and outstanding under the Credit Facility at September 30, 2016. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At September 30, 2016, the prime rate margin was equivalent to 1.13% and the LIBOR margin was 2.13%. The weighted average interest rate on the Credit Facility for both the three and nine months ended September 30, 2016 was 2.8%.
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
We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2016. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2016, the leverage ratio was 2.96 to 1.00 and the fixed charge coverage ratio was 2.40 to 1.00.

Debt issuance costs, net of accumulated amortization, of $1.3 million related to the Credit Facility are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility. Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended September 30, 2015 and 2016 and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2016, respectively.
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
At September 30, 2016, the carrying amount of the equity component was approximately $18.0 million. At September 30, 2016, the principal amount of the liability component was $143.75 million and the net carrying amount was $118.5 million. The unamortized discount of $22.9 million and the unamortized debt issuance costs of $2.4 million as of September 30, 2016 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and nine months ended September 30, 2015 and 2016 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2015 and 2016 and $3.0 million for both the nine months ended September 30, 2015 and 2016, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended September 30, 2015 and 2016 and $0.4 million for both the nine months ended September 30, 2015 and 2016, respectively. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended September 30, 2015 and 2016, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2015 and 2016, respectively.
During the three months ended September 30, 2016, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.025 per share to $0.05 per share. The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes is 44.3639 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.54 per share of common stock.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2016 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2016 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 5 and 8 to our Consolidated Financial Statements in this Form 10-Q. See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.49% change in the value of the fixed income securities.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2016, we had outstanding borrowings of $63.3 million under our $150.0 million revolving credit facility and approximately $141.6 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2016, the prime rate margin was equivalent to 1.13% and the LIBOR margin was 2.13%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At September 30, 2016, the fair value of these notes was approximately $169.6 million based on the last traded or broker quoted price. The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Increases in market interest rates may cause the fair value of these debt instruments to decrease but such changes will not affect our interest costs.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
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

CARRIAGE SERVICES, INC.
Date:	October 26, 2016	/s/ Viki K. Blinderman
Viki K. Blinderman
Co-Chief Financial Officer, Chief Accounting Officer and Secretary
(Duly Authorized Officer and Principal Accounting Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Carl B. Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Carl B. Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

10.1	Retirement and Release Agreement dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2016.)

*101	Interactive Data Files.

_______________________________

*	Filed herewith.

**	Furnished herewith.