Form 10-K
period 2016-12-31
CARRIAGE SERVICES INC
filed 2017-02-23
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2016
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $350.4 million based on the closing price of $23.68 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 20, 2017 was 16,660,755.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the effects of competition;

•	the execution of our Standards Operating, 4E leadership and Standard Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 76% of our total revenue, and cemetery operations, which currently account for approximately 24% of our total revenue.
Our funeral homes offer a complete range of services to meet a family’s deathcare needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and services and transportation services. Our cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers.
At December 31, 2016, we operated 170 funeral homes in 28 states and 32 cemeteries in 11 states. We compete with other public funeral and cemetery companies and smaller, independent operators. We believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
CURRENT YEAR DEVELOPMENTS
Acquisitions. During 2016, we acquired six funeral home businesses. We acquired two funeral home businesses in Houston, Texas in May 2016, one funeral home business in Madera, California in September 2016, one funeral home business in Brookfield, Wisconsin in November 2016 and two funeral home businesses in Burlington, North Carolina and Graham, North Carolina in November 2016. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Credit Facility. On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of 2.75% Convertible Subordinated Notes issued on or about March 19, 2014 and due March 15, 2021 (the “Convertible Notes”) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of (a) $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, (b) $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and (c) $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020.
Commitments. Effective April 30, 2016, we terminated an agreement to outsource the processing of transactions for our cemetery business and certain accounting activities. At that time, all transaction processing returned in-house and we retained most of the personnel of the service provider that resided in our home office.
Share Repurchase Program. On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the year ended December 31, 2016, we did not repurchase any shares of common stock pursuant to this share repurchase program.
Executive Leadership Changes. David J. DeCarlo resigned as President of the Company and Vice Chairman of the Board of Directors (our “Board”) due to his retirement, effective September 30, 2016. As a result, the total size of the Board decreased from six to five members.
Board Of Directors. On August 9, 2016, Richard W. Scott resigned from the Board. At the time of his resignation, Mr. Scott was serving as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. On the same day, the Board voted James R. Schenck to serve as a Class 1 Director until the 2018 annual meeting of shareholders.

Dividends. On May 19, 2016, the Board approved an increase in our quarterly cash dividend on our common stock from $0.025 to $0.05 per share, effective with respect to dividends payable on September 1, 2016 and later. For our 2016 fiscal year, we paid approximately $2.5 million in dividends.
FUNERAL AND CEMETERY INDUSTRY
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions. The funeral and cemetery industry in the United States is characterized by the following fundamental attributes (the industry statistics and information included in this Form 10-K are from reports compiled by Sundale Research based on information as of September 30, 2016 from the U.S. Department of Commerce).
Deaths and Death Trends
During 2016, the number of deaths in the United States increased by approximately 1.3% following a 1.9% and a 1.1% increase in 2015 and 2014, respectively. The rapidly growing and aging population (more than half of the U.S. population will be over the age of 50 within the next five years), is expected to result in an increase in the number of deaths annually. The number of Americans age 65 and over is expected to increase from 46.8 million in 2015 to 54.1 million in 2020, reflecting an average annual growth rate of 2.9%. Overall, the number of deaths in the United States is expected to increase by an average of 1.6% per year reaching an estimated 2.9 million in 2020.
Burial and Cremation Trends
While the number of deaths is expected to increase over the next few years, the burial rate is expected to continue to decline, however, the cremation rate is expected to continue to increase. In 2016, the number of burials in the United States decreased by an estimated 1.3%, following declines of 1.2% and 1.5% in 2015 and 2014, respectively. The number of burials in the United States is estimated to fall by an average of 1.1% per year from 2015 through 2020, as the burial rate is expected to decrease by more than six percentage points during this time. In 2016, the burial rate was estimated to be 50.4% and is estimated to fall to 45.1% in 2020. It is estimated that there will be approximately 1.31 million burials in 2020 declining from 1.36 million in 2016.
In 2016, the number of cremations in the United States increased by an estimated 3.9%, following increases of 5.3% and 4.4% in 2015 and 2014, respectively. Slower growth is expected through 2020, due in part to the sheer size of the market for cremations; however, shifting preferences will continue to lead to a considerable rise in cremations. The number of cremations in the United States is expected to grow by an average of 4.3% per year through 2020. In 2020, it is estimated that there will be approximately 1.59 million cremations in the United States and a cremation rate of 54.9%.
Highly Fragmented Ownership
Our industry, after over 50 years of consolidation, remains highly fragmented, and succession planning issues for privately-owned funeral and cemetery businesses have become more difficult and complex than ever. We believe Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for owners who want their legacy family business to remain operationally prosperous in their local communities. We also believe that our decentralized operating model will continue to attract the top entrepreneurial talent in our industry. Our focus is on partnering with the best of the remaining independent funeral home and cemetery owners in major strategic markets around the country where the potential for future revenue growth is the highest.
The largest public operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), StoneMor Partners L.P. (“StoneMor”) and Carriage. We believe these three companies collectively represent approximately 20% of funeral and cemetery revenues in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenues.
Heritage and Tradition
Funeral home and cemetery businesses have traditionally been family-owned businesses that have built a local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. Given the sensitive nature of our business, we believe that relationships fostered at the local level build trust in the community and are a key driver of market share. While new entrants may enter any given market, the time and resources required to develop local heritage and tradition serve as important barriers to entry.

BUSINESS STRATEGY
Our business strategy is based on strong, local leadership and entrepreneurial principles that we believe drive market share, revenue growth, and profitability in our local markets. We believe Carriage has the most innovative and transparent operating and reporting processes in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance cultural operating framework linked with incentive compensation programs that attract top-quality industry talent at all levels.
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

Standards Operating Model
Our Standards Operating Model eliminates the use of financial budgets which creates enormous amounts of time to focus and work on growing each local business and improving the quality and skills of the staff. Instead of the budget and control model, our Standards Operating Model and the underlying Standards which we refer to as “Being The Best,” focus on market share, people, and operating and financial metrics that drive long-term, sustainable revenue growth and earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our local, personal service, high-value business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we do not believe such performance is sustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
Important elements of our Standards Operating Model include:

•
Balanced Operating Model – We believe a decentralized structure works best in the funeral and cemetery industry. Successful execution of our Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, people and operating financial metrics.

•
Incentives Aligned with Standards – Empowering local managers, which we call Managing Partners, to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business' earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards. In 2012, we began a five year incentive plan, called “Good to Great,” which rewards Managing Partners with a bonus at the end of five years, equal to a ratio of four to six times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. After each five year incentive plan is achieved and paid out, a new five year plan begins. The initial five-year performance period commenced on January 1, 2012 and ended on December 31, 2016. For this performance period, we will payout approximately $2.4 million to 12 Managing Partners who earned a bonus under this program. Their combined annual growth rate in Revenue and Field Level Operating Earnings was 4.9% and 10%, respectively.

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
Strategic Acquisition Model
Our Standards Operating Model led to the development of our Strategic Acquisition Model, which guides our acquisition strategy. Both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue, earnings and cash flow. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition and divestiture candidates. As we execute this strategy over time, we will acquire larger, higher margin strategic businesses and divest smaller businesses in non-strategic markets.
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenues and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use the following criteria, to name a few, to rank the strategic position of each potential acquisition:

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
Other elements of our overall business strategy include the following:
Enhancement of Funeral and Cremation Services. Personalization and pre-planning continue to be two of the most important trends in the funeral and cremation services and merchandise industry, but the move toward more cremations may be the most significant. While this trend is expected to continue through at least 2020, other factors are expected to lead to rising industry revenues, including an increase in spending on additional or unique funeral and cremation services.
The percentage of funeral services performed by our funeral homes for which cremation was chosen was 47.3% for the year ended December 31, 2014, 48.9% for the year ended December 31, 2015 and 50.7% for the year ended December 31, 2016. For the year ended December 31, 2016, 66.1% of our total cremation services were direct cremations (where no memorial service or visitation is involved, although merchandise may be sold) and 33.9% included services, as compared to 65.8% and 34.2%, respectively, for the year ended December 31, 2015. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on increasing the percentage of our cremation customers that choose additional services and products. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering additional services and merchandise, including counseling referrals, video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.

Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. Approximately 19% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.
Preneed Cemetery Sales Program. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and internment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Approximately 45% of our cemetery revenues are derived from preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate. In 2016, our preneed cemetery sales increased 7.3% compared to 2015.
OUR STRENGTHS
Market Leader. We compete with other public funeral and cemetery companies and smaller, independent operators and believe we are a market leader (first or second) in most of our markets. We focus on markets that perform better than the industry average and are generally insulated from material economic and demographic changes.
High Performance, Decentralized, Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners with extensive funeral and cemetery industry experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards based on our Standards Operating Model that are custom designed for each of our four business groupings which is based on the size (number of funerals) and average revenue per funeral. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior leadership provides support services from our corporate headquarters in Houston, Texas. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
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
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from operations for 2016 totaled $49.5 million, which was used primarily for the acquisition of six funeral home businesses, capital expenditures and our working capital needs. We intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development. Our growth strategy is the primary way we expect to increase stockholder value. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
Effective Execution of Funeral Preneed Sales. We believe our local, decentralized strategy allows us to adapt our preneed sales selectively to best address the competitive situation in our particular markets. In highly competitive markets, we execute a more aggressive preneed sales program. In less competitive markets where we have a strong market position, we deploy a more passive preneed sales program. In certain of our markets, we do not deploy a formal preneed program. This approach allows us to target the investment in preneed sales to markets where we have the opportunity to reinforce our market share. Since approximately 78% of our funeral revenues are generated from at-need sales, we retain significant pricing leverage in our funeral business without having to rely on preneed sales.
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
Proven Leadership Team. Our leadership team is comprised of eight members, which we refer to as our Operations and Strategic Growth Leadership Team (“OSGLT”), headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne and seven leaders of our support functions and is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture of emphasizing the 4Es (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the funeral and cemetery industry evolves. We are committed to continue operating an efficient organization and strengthening our corporate and local business leadership. Our businesses are led by a Regional Partner who is a member of the OSGLT. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2016, we operated 170 funeral homes in 28 states. Funeral home revenues currently account for approximately 76% of our total revenues. The funeral home operations are managed by a team of experienced funeral and cemetery industry professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for segment data related to our funeral home operations.
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
Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within 24 hours. Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to the increasing trends towards cremation packaging complimentary services and merchandise;

•	our ability to control salary, merchandise and other controllable costs;

•	our ability to exercise pricing leverage related to our at-need business to increase average revenues per contract; and

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds and our securities portfolio within the trust funds, which would offset lower pricing power as preneed contracts mature.

Cemetery Operations
At December 31, 2016, we operated 32 cemeteries in 11 states. Cemetery revenues currently account for approximately 24% of our total revenues. The cemetery operations are managed by a team of experienced funeral and cemetery industry and sales professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for segment data related to our cemetery operations.
Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation memorialization products, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts. Cemetery revenues generated from at-need services and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Our cemetery operating results are affected by the following key factors:

•	size and success of our sales organization;

•	local perceptions and heritage of our cemeteries;

•	our ability to adapt to changes in the economy and consumer confidence; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.

Preneed Programs
We market funeral and cemetery services and products on a preneed basis at the local level. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making deathcare plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
Preneed funeral contracts are usually paid on an installment basis. The performance of preneed funeral contracts is usually secured by placing the funds collected in trust for the benefit of the customer or by the customer's purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. These methods are intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. Revenue from preneed funeral contracts, along with accumulated earnings, is not recognized until the time the funeral service is performed. The accumulated earnings from the trust investments and insurance policies are intended to offset the inflation in funeral prices. Additionally, we generally earn a commission from the insurance company from the sale of insurance-funded policies reflected in our Consolidated Financial Statements as Preneed funeral insurance commission within Revenues: Funeral. The commission income is recognized as revenue when the period of refund expires (generally one year), which helps us defray the costs we incur to originate the preneed contract (primarily commissions we pay to our sales counselors).
In addition to preneed funeral contracts, we also offer “pre-planned” funeral arrangements whereby a customer determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Pre-planned funeral arrangements permit a family to avoid issues of making deathcare plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an at-need sale.
Preneed sales of cemetery interment rights are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such earnings reflected in our Consolidated Financial Statements as Preneed cemetery finance charges within Revenues: Cemetery. In substantially all cases, we receive an initial down payment at the time the contract is signed. Preneed sales of cemetery interment rights are recorded as revenue when 10% of the contract amount related to the interment right has been collected. Cemetery merchandise and services may similarly be sold on an installment basis, but revenue is recorded when delivery has occurred. Allowances for bad debts and customer cancellations are recorded at the date that the contract is executed and periodically evaluated thereafter based upon historical experience.
We sold 7,797 and 7,639 preneed funeral contracts, net of cancellations, during the years ended December 31, 2015 and 2016, respectively. At December 31, 2016, we had a backlog of 91,402 preneed funeral contracts and 63,254 preneed cemetery contracts to be delivered in the future. Approximately 19% of our funeral contract volumes during the years ended December 31, 2015 and 2016 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 50% of our net cemetery revenues for 2015 and 2016.

At December 31, 2016, we employed a staff of 210 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making at-need and pre-need funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.
Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. At December 31, 2016, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income as the advisory services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are deferred until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while the insurance contracts are not on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $460.9 million as of December 31, 2016.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We did not withdraw any trust income in 2015 and 2016. Cemetery merchandise and service trust fund balances totaled approximately $69.7 million as of December 31, 2016.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned and is reflected in our Consolidated Financial Statements as Revenues: Cemetery. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $46.9 million at December 31, 2016.
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
COMPETITION
The operating environment in the funeral and cemetery industry has been highly competitive. Publicly traded companies operating in the United States include SCI, StoneMor and Carriage. In addition, a number of smaller private consolidators have been active in acquiring and operating funeral homes and cemeteries.
Our funeral home and cemetery operations face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed new start-up competition in certain areas of the country, which may impact our profitability in certain markets, because of the high fixed cost nature of our funeral home operations. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.
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

EMPLOYEES
As of December 31, 2016, we and our subsidiaries employed 2,509 employees, of whom 1094 were full-time and 1,415 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
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
Funeral home and cemetery businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain Managing Partners, sales force and other personnel is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to attract and maintain qualified and productive Managing Partners and sales force could have a material adverse effect on our financial condition, results of operations and cash flows.
Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.
Our growth strategy is the primary way we expect to increase stockholder value. There is no assurance that we will be able to continue to identify acquisition candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We intend to apply standards established under our Strategic Acquisition Model to evaluate acquisition candidates, and there is no assurance that we will continue to be successful in doing so or that we will find attractive candidates that satisfy these standards. Due in part to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.
Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenues and margins.
We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Some of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenues. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the internet by customers to research and/or purchase products and services could cause us to lose potential revenue.
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
In January, 2012, in order to continue to align our Managing Partners' incentives with the long-term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The initial Performance Period commenced on January 1, 2012 and ended on December 31, 2016. The Performance Periods for new Managing Partners commences each year after 2012. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance. For the first five-year performance period which ended December 31, 2016, we will payout approximately $2.4 million to 12 Managing Partners who earned a bonus under this program. Their combined annual growth rate in Revenue and Field Level Operating Earnings was 4.9% and 10%, respectively.
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
Preneed sales of funeral and cemetery products and services generally have an initial negative impact on our cash flows, as we are required to deposit a portion of the sales proceeds into trusts or escrow accounts and often incur other expenses at the time of sale. Furthermore, many preneed purchases are paid for in installments over a period of several years, further reducing our cash flows at the time of sale. Because preneed sales generally provide positive cash flows over the long term, we market the sale of such contracts at the local level. If our efforts to increase such sales are successful, however, our current cash flows could be materially and adversely affected.

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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
Preneed funeral trust funds	7.4%	(2.2)%	17.0%
Preneed cemetery trust funds	8.3%	(3.0)%	19.6%
Perpetual care trust funds	8.4%	(3.3)%	19.2%
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
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts. As of December 31, 2016, no such charge was required. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
Where permitted by state law, our customers may arrange their preneed funeral contract by purchasing a life insurance policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the preneed funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit, when we fulfill the preneed contract at the time of need. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.
Increased or unanticipated costs, such as insurance or taxes, may have a negative impact on our earnings and cash flow.
We may experience material increases in certain costs, such as insurance or taxes. Future cost increases are difficult to quantify and could materially and adversely affect our results of operations and cash flows.
New or revised tax regulations could have a material effect on our financial results.
The tax environment in which we operate is evolving rapidly with the enactment, or the proposal to enact, sweeping corporate tax legislative changes. Changes in tax laws or tax rates under the new administration may have a positive or negative impact on earnings and cash flow. Significant judgment is required in determining the impact of potential legislative changes on our provision for income taxes. While we expect that the currently proposed legislative changes would have a beneficial impact on earnings and cash flows, the final and enacted legislation could result in a different outcome.
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
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2016 and our annual review of long-lived assets as of December 31, 2016, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. If we fail to protect our own information, we could experience significant costs and expenses as well as damage to our reputation.
Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our enterprise resource planning system and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. The failure of our systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.
RISKS RELATED TO THE FUNERAL AND CEMETERY INDUSTRY
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
The funeral and cemetery industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. As such, we are subject to state trust fund and preneed sales practice audits, which could result in audit adjustments as a result of non-compliance. In addition, we assume the liability for any audit adjustments for our acquired businesses for periods under audit that were prior to our ownership of the business. These audit adjustments could have a material adverse impact on our financial condition, results of operations and cash flows.
Embalming and cremation facilities are subject to stringent environmental and health regulations. Compliance with these regulations is burdensome, and we are always at risk of not complying with the regulations or facing costly and burdensome investigations from regulatory authorities.
In addition, from time to time, governments and agencies propose to amend or add regulations, which could increase costs or decrease cash flows. Several states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for preneed sales of products and services, limit or eliminate our ability to use surety bonding, increase trust requirements and/or prohibit the common ownership of funeral homes and cemeteries in the same market. If adopted by the regulatory authorities of the jurisdictions in which we operate, these and other possible proposals could have a material adverse effect on us, our financial condition, our results of operations and our future prospects. For additional information regarding the regulation of the funeral and cemetery industry, see Part I, Item 1, Business, Regulation.
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
Burial practice claims could have a material adverse impact on our financial results.
From time to time, we are party to various claims and legal proceedings, including burial practices. When cemetery disputes occur, we may be subjected to litigation and liability for improper burial practices. In addition, since we acquired most of our cemeteries through various acquisitions, we may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our cemetery burial practices could have a material adverse impact on our financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2016, we operated 170 funeral homes in 28 states and 32 cemeteries in 11 states. We own the real estate and buildings for 148 of our funeral homes and lease 22 facilities. We own 28 cemeteries and operate four cemeteries under long-term contracts with municipalities and non-profit organizations, which we refer to as managed properties. We operate 13 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 32 cemeteries, operated by us have an inventory of unsold developed lots totaling approximately 142,725 and 144,068 at December 31, 2015 and 2016, respectively. In addition, we own approximately 456 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

The following table sets forth certain information as of December 31, 2016, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	4	—
Connecticut	8	2	—	—
Florida	11	5	5	3
Georgia	4	—	—	—
Idaho	5	1	3	—
Illinois	2	1	1	—
Kansas	2	—	—	—
Kentucky	9	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	2	—	—	—
North Carolina	6	1	1	—
Ohio	4	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	1	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	21	1	7	—
Virginia	5	1	—	—
Washington	2	—	—	—
West Virginia	1	1	—	—
Wisconsin	1	—	—	—
Total	148	22	28	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to ten years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our corporate headquarters occupy approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2016, we owned and operated 881 vehicles and leased 2 vehicles.

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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2016	High	Low
First Quarter	$23.85	$19.03
Second Quarter	$24.94	$21.25
Third Quarter	$24.97	$22.53
Fourth Quarter	$29.11	$23.06

2015	High	Low
First Quarter	$25.20	$19.41
Second Quarter	$25.65	$22.98
Third Quarter	$24.57	$20.03
Fourth Quarter	$25.96	$21.01
As of February 16, 2017, there were 16,660,755 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $26.82 per share. The shares of common stock outstanding are held by approximately 475 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,300 beneficial owners of our common stock.
DIVIDENDS
The following table sets fourth certain information with respect to the payment of cash dividends on our common stock:

2016	Per Share	Dollar Value
First Quarter	$0.025	$415,000
Second Quarter	$0.025	$415,000
Third Quarter	$0.050	$831,000
Fourth Quarter	$0.050	$830,000

2015	Per Share	Dollar Value
First Quarter	$0.025	$463,000
Second Quarter	$0.025	$462,000
Third Quarter	$0.025	$460,000
Fourth Quarter	$0.025	$434,000
While we intend to pay regular quarterly cash dividends for the foreseeable future, covenant restrictions under our Credit Agreement may limit our ability to pay dividends in the future.

EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the year ended December 31, 2016, we did not repurchase any shares of common stock pursuant to this share repurchase program.
The following table sets fourth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

October 1, 2016 - October 31, 2016	—	$—	—	$—
November 1, 2016 - November 30, 2016	—	$—	—	$—
December 1, 2016 - December 31, 2016	3,317	$27.79	—	$—
Total for quarter ended December 31, 2016	3,317		—

(1)	Represents shares surrendered by an employee to pay the option exercise price with company stock that the option holder owns.
On May 19, 2015, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with the Exchange Act. On September 28, 2015, our Board authorized additional repurchases of $20.0 million of our common stock bringing the total authorized repurchase amount to $45.0 million. During the year ended December 31, 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, representing the entire authorized repurchase amount, at an average cost of $23.34 per share.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2011, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

*	$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Peer Group includes SCI and StoneMor.

	12/11	12/12	12/13	12/14	12/15	12/16
Carriage Services, Inc.	$100.00	$218.16	$361.05	$389.43	$449.91	$538.09
Russell 3000	100.00	114.69	153.19	172.43	173.24	195.28
Peer Group	100.00	127.13	171.26	215.17	248.73	258.90
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2012, 2013, 2014, 2015 and 2016. These historical results are not indicative of our future performance.
You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2012	2013	2014	2015	2016
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$150,803	$163,082	$173,735	$185,818	$189,401
Cemetery	47,388	49,992	52,389	56,684	58,799
Total revenues	198,191	213,074	226,124	242,502	248,200
Gross profit:
Funeral	47,260	48,874	54,102	59,434	61,620
Cemetery	13,967	15,411	15,906	18,074	18,030
Total gross profit	61,227	64,285	70,008	77,508	79,650
General and administrative expenses	24,960	27,379	30,293	28,860	29,446
Operating income	36,267	36,906	39,715	48,648	50,204
Interest expense	(17,088)	(12,622)	(10,308)	(10,559)	(11,738)
Accretion of discount on convertible subordinated notes	—	—	(2,452)	(3,454)	(3,870)
Loss on early extinguishment of debt and other costs	(3,031)	—	(1,042)	—	(567)
Loss on redemption of convertible junior subordinated debentures	—	—	(3,779)	—	—
Other, net	963	81	567	(45)	(1,788)
Income before income taxes	17,111	24,365	22,701	34,590	32,241
Provision for income taxes, net	(6,794)	(9,245)	(7,255)	(13,737)	(12,660)
Net income from continuing operations	10,317	15,120	15,446	20,853	19,581
Income from discontinued operations	1,086	4,176	392	—	—
Preferred stock dividend	14	4	—	—	—
Net income attributable to common shareholders	$11,389	$19,292	$15,838	$20,853	$19,581
Earnings per share
Basic:
Continuing operations	$0.57	$0.83	$0.84	$1.16	$1.18
Discontinued operations	0.06	0.23	0.02	—	—
Basic earnings per share	$0.63	$1.06	$0.86	$1.16	$1.18
Diluted:
Continuing operations	$0.57	$0.82	$0.83	$1.12	$1.12
Discontinued operations	0.06	0.18	0.02	—	—
Diluted earnings per share	$0.63	$1.00	$0.85	$1.12	$1.12
Dividends declared per share	$0.100	$0.100	$0.100	$0.100	$0.150
Weighted average number of common and common equivalent shares outstanding:
Basic	18,126	17,826	18,108	17,791	16,515
Diluted	18,226	22,393	18,257	18,317	17,460
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	167	161	164	167	170
Cemeteries at end of period	33	32	32	32	32
Funeral services performed	27,864	29,854	31,402	32,627	33,160
Preneed funeral contracts sold	6,792	8,125	6,940	7,797	7,639
Backlog of preneed funeral contracts	81,585	80,714	82,842	84,353	91,402
Backlog of preneed cemetery contracts	64,580	63,453	63,322	63,178	63,254
Average revenue per funeral contract	$5,347	$5,365	$5,453	$5,621	$5,642
Cremation rate	46.2%	46.9%	47.3%	48.9%	50.7%
Depreciation and amortization	$9,916	$11,635	$11,923	$13,780	$15,421
BALANCE SHEET DATA:
Total assets	$738,085	$746,599	$827,528	$833,139	$885,069
Long-term debt, net of current maturities	163,541	142,542	152,387	195,009	204,404
Convertible junior subordinated debenture	89,770	89,770	—	—	—
Convertible subordinated notes	—	—	114,542	115,227	119,596
Stockholders’ equity	134,818	155,973	179,875	157,594	177,989

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: funeral home operations, which account for approximately 76% of our revenues, and cemetery operations, which account for approximately 24% of our revenues. Funeral homes are principally service businesses that provide funeral services (traditional burial and cremation) and sell related merchandise, such as caskets and urns. Cemeteries are primarily sales businesses that sell interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis. At December 31, 2016, we operated 170 funeral homes in 28 states and 32 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business, Business Strategy.
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
Our funeral contract volumes, including contracts from acquisitions, have increased from 27,864 in 2012 to 33,160 in 2016 (compound annual increase of 4.4%). Our funeral operating revenue, excluding financial revenue, has increased from $143.2 million in 2012 to $180.6 million in 2016 (compound annual increase of 6.0%). The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has increased from $7.6 million in 2012 to $8.8 million in 2016. We experienced a 1.9% decrease in volumes in comparing the year ended December 31, 2016 to the year ended December 31, 2015 on a same store basis and the same store average revenue per contract for the year ended December 31, 2016 decreased 0.1% compared to the year ended December 31, 2015.
The percentage of funeral services involving cremations has increased from 46.2% for the year ended December 31, 2012 to 50.7% for the year ended December 31, 2016. On a same store basis, the cremation rate has risen from 46.3% in 2012 to 51.8% for the year ended December 31, 2016, while the cremation rate for our acquired funeral home businesses has risen from 43.5% for the year ended December 31, 2012 compared to 46.0% for the year ended December 31, 2016.
Cemetery operating results are affected by the size and success of our sales organization. Approximately 48.0% and 50.0% of our cemetery revenues related to preneed sales of interment rights and related merchandise and services for the years ended December 31, 2015 and 2016, respectively. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Our cemetery financial performance from 2012 through 2016 was characterized by increasing levels of operating revenues and field-level cemetery profit margins. Cemetery operating revenue, excluding financial revenue, increased from $38.3 million in 2012 to $48.9 million in 2016 (compound annual increase of 6.3%) and increased 4.9% over 2015. Additional cemetery revenue from preneed finance charges and trust earnings has increased from $9.1 million in 2012 to $9.9 million in 2016 (compound annual increase of 2.0%). Changes in the capital markets and interest rates affect this component of our cemetery revenues. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Additionally, a portion of our capital expenditures is designed to continually expand our cemetery product offerings.
Financial Revenue
Income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds decreased $1.1 million, or 6.7% for the year ended December 31, 2016, as compared to 2015, as a result of fewer preneed contract maturities and lower average revenue per preneed contract. For the five year period ended December 31, 2016, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 66.3% return. Investment income realized in the perpetual care trust funds (except for capital gains) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the services and merchandise are delivered to the customer.

Acquisitions
During 2016, we acquired six funeral home businesses, two in Houston, Texas, one in Madera, California, one in Brookfield, Wisconsin, one in Burlington, North Carolina and one in Graham, North Carolina for the aggregate purchase price of approximately $32.8 million. The purchase price for the businesses consisted of approximately (i) $23.9 million paid in cash at closing and (ii) $8.9 million, the net present value of future deferred payments totaling $13.5 million. In 2015,we acquired two funeral home businesses, one in Clarksville, Tennessee and one in Wake Forest, North Carolina, for the aggregate purchase price of approximately $15.0 million.
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

Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries of the trusts. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheets. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2016, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheets. There will be no impact on earnings unless and until such time that the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10 for additional related disclosures.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment Topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative EBITDA for four consecutive years and if there has been a decline in EBITDA in that same period. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin and a decline in operating margin over a four year period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2016, no impairments were identified on our long-lived assets.
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
For the year ended December 31, 2014, we recognized an impairment of approximately $1.2 million for discontinued locations as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
No impairments were recorded to our goodwill during the years ended December 31, 2015 and 2016. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information.
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
The Company elected to change the annual assessment date for indefinite lived intangible assets from December 31st to August 31st in 2016 because the change in date aligns with the Company’s goodwill impairment test, which should create a synergy and enhance the quality of our indefinite lived intangible assets impairment analysis. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed our quantitative impairment test using the relief from royalty method, using information as of August 31, 2016. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise.
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
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During the third quarter of 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2014, 2015 and 2016.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 for additional information.
Divested and Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board’s (“FASB”) guidance for reporting discontinued operations, which amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
During 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. For the year ended December 31, 2014, we recognized income from discontinued operations of $0.4 million. We did not divest any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. The operating results of this business, as well as the loss on the sale are included within net income from continuing operations on our Consolidated Statements of Operations.
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 5 for additional information.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2016, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheets. For the years ended December 31, 2015 and 2016, we recorded impairment charges of $1.8 million and $2.3 million, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 for additional information.
Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the FASB’s guidance on simplifying the presentation of debt issuance costs. The guidance requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuances costs of $4.2 million and $3.6 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2015 and 2016, respectively. The amounts related to our Credit Facility were $1.4 million and $1.3 million as of December 31, 2015 and 2016, respectively. The amounts related to our Convertible Notes were $2.8 million and $2.3 million as of December 31, 2015 and 2016, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 13 and 14 for additional information.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return, separate income tax returns in 15 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. Effective January 1, 2016, we adopted the FASB's new guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.
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
On August 15, 2016, we settled an open examination with the California Franchise Tax Board. As a result of paying the final assessment, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.2 million. On August 29, 2016, we received notification that the IRS completed its examination of our tax year ended December 31, 2013. As a result, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.6 million, which resulted in an increase to Deferred tax liability in the amount of $0.6 million.
We do not have any unrecognized tax benefits recorded as of December 31, 2016 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
Effective January 1, 2016, we adopted the FASB’s guidance on Balance Sheet Classification of Deferred Taxes. The standard simplifies deferred tax reporting on the balance sheet by eliminating non-current and current classifications. The guidance requires all deferred tax assets and liabilities, along with related valuation allowances will be classified as non-current on the balance sheet. The guidance was applied prospectively and all deferred tax assets and liabilities, along with our valuation allowance are now classified as non-current at December 31, 2016.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information.
Computation of Earnings per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes.
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2015 and 2016, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million and 0.5 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares that would have been issued upon conversion under the if-converted method for our convertible subordinated notes for the year ended December 31, 2014.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2014, 2015 and 2016 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 19.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2016 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
Goodwill
In January 2017, the FASB issued ASU, Intangibles – Goodwill and Other (Topic 350). This ASU applies to all entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment simplifies subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Stock-Based Compensation
In March 2016, the FASB issued ASU, Compensation – Stock Compensation (Topic 718). This ASU applies to all entities that issue share-based payment awards to their employees. The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted for all entities. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Inventory
In July 2015, the FASB issued ASU, Inventory – Simplifying the Measurement of Inventory (Topic 330). This ASU applies to all inventory, including inventory that is measured using the first-in, first-out (FIFO) or average cost method. This ASU does not apply to the last-in, first-out (LIFO) or the retail inventory method. This ASU requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers. (Topic 606). ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018.
We expect the adoption of this new accounting standard to affect our accounting for cemetery interment rights. Currently, our sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right.
Under the new accounting standard, we will recognize the revenue in the period in which the sale occurs, irrespective of the cumulative payments received. The impact of this is not expected to have a material impact on our Consolidated Financial Statements. Upon revenue recognition, management will book an allowance for contract cancellations based on our previous experience of cancellations and as such will reflect a one-time catch up for the allowance at January 1, 2018, which is not expected to have a material impact on our Consolidated Financial Statements.
Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, will continue to be charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We do not expect the adoption of this accounting standard to materially affect our accounting for other revenue streams.
We are currently modifying our financial systems to provide accounting under the new method in addition to our current method and do not anticipate any business disruption related to adopting this guidance. We are continually evaluating the impact on our Consolidated Financial Statements with more recent financial information.
Cash Flows
In August 2016, the FASB issued ASU, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement.
In November 2016, the FASB issued additional guidance on this Topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Business Combinations
In January 2017, the FASB issued Accounting Standards Update (“ASU”), Business Combinations – Clarifying the Definition of a Business (Topic 805). This ASU applies to all entities that must determine whether they have acquired or sold a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, including the interim periods within those periods, with earlier application permitted. Our adoption of this ASU for our fiscal year beginning January 1, 2018 is not expected to have a material effect on our Consolidated Financial Statements.
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
Financial Instruments
In January 2016, the FASB issued ASU, Financial Instruments – Overall - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU, Financial Instruments – Credit Losses (Topic 326). This ASU applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2020 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data for us expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2014	2015	2016
Total gross profit	31.0%	32.0%	32.1%
General and administrative expenses	13.4%	11.9%	11.9%
Operating income	17.6%	20.1%	20.2%
Interest expense	4.6%	4.4%	4.7%
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2014	2015	2016
Funeral homes at beginning of period	161	164	167
Acquisitions	6	2	6
Constructed funeral homes	—	3	—
Divestitures	(2)	—	(1)
Mergers and relocation of funeral homes	(1)	(2)	(2)
Funeral homes at end of period	164	167	170

Cemeteries at beginning of period	32	32	32
Acquisitions	1	—	—
Divestitures	(1)	—	—
Cemeteries at end of period	32	32	32
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2016 dated February 15, 2017 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
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
The non-GAAP definitions we use are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 34 percent for the year ended December 31, 2015 and 35 percent for the year ended December 31, 2016, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item and the tax adjustment from prior period.

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
The non-GAAP Withdrawable Trust Income in our Trend Reports prior to 2016 reflects the change in the available income we are able to withdraw from Preneed Cemetery Trusts in three states that allow cash income to be withdrawn prior to maturity of the contract. The intent of this presentation was to show the true cash earning power of our Company. However, the amount of reported Withdrawable Trust Income has been steadily declining over the past years while our Adjusted Consolidated EBITDA and Adjusted Consolidated EBITDA Margin have been materially increasing. As its financial impact is diminishing and the intrinsic value of reporting such non-GAAP affect is insignificant, we will no longer reflect Withdrawable Trust Income within the Special Items section of our Trend Reports.

Below is a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the years ended December 31, 2015 and 2016.

	Year Ended December 31,
	2015	2016
	(in millions)
Net Income	$20.8	$19.6
Special Items, net of tax except for items noted by**
Withdrawable Trust Income	0.4	n/a
Acquisition and Divestiture Expenses	0.4	0.4
Severance and Retirement Costs	0.6	2.6
Consulting Fees	1.3	0.3
Accretion of Discount on Convertible Subordinated Notes**	3.5	3.9
Loss on Extinguishment of Debt	—	0.4
Net Gain/Loss on Sale of Assets	—	1.1
Other Special Items	0.2	—
Tax Adjustment from Prior Period**	0.1	—
Adjusted Net Income	$27.3	$28.3
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
Financial Highlights
Total revenue for the year ended December 31, 2016 and 2015 was $248.2 million and $242.5 million, respectively, which represents an increase of approximately $5.7 million, or 2.3%. For the year comparatives, we experienced a 1.6% increase in total funeral contracts and a slight increase in the average revenue per funeral contract of 0.4%. In addition, while we experienced a decrease of 6.3% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 5.7%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Operating income increased $1.6 million, or 3.2%, due primarily to better cost management in our same store funeral home operations, increases in funeral acquisition revenues as well as increases in preneed property revenue in our cemetery operations. Further discussion of operating income is presented herein under “Results of Operations” within our funeral home and cemetery segments.
Net income for the year ended December 31, 2016 decreased $1.3 million to $19.6 million, equal to $1.12 per diluted share, compared to net income of $20.8 million, equal to $1.12 per diluted share, for the year ended December 31, 2015. Further discussion of depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
The following is a discussion of our results of operations for the years ended December 31, 2016 and 2015. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2012 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2011 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.

Results of Operations
Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from funeral home continuing operations for the year ended December 31, 2015 compared to the year ended December 31, 2016.

	Year Ended December 31,		Change
	2015	2016	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$142,690	$140,459	$(2,231)	(1.6)%
Acquired operating revenue	33,678	40,165	6,487	19.3%
Preneed funeral insurance commissions	1,484	1,429	(55)	(3.7)%
Preneed funeral trust earnings	7,966	7,348	(618)	(7.8)%
Revenues from continuing operations	$185,818	$189,401	$3,583	1.9%

Operating profit:
Same store operating profit	$54,620	$54,706	$86	0.2%
Acquired operating profit	13,693	16,536	2,843	20.8%
Preneed funeral insurance commissions	454	682	228	50.2%
Preneed funeral trust earnings	7,885	7,259	(626)	(7.9)%
Gross profit from continuing operations	$76,652	$79,183	$2,531	3.3%
Funeral home same store operating revenues for the year ended December 31, 2016 decreased $2.2 million, or 1.6%, when compared to the year ended December 31, 2015. This decrease was primarily due to a 1.9% decrease in same store contract volume to 26,636, while the average revenue per contract remained flat at $5,273. The average revenue per contract excludes the impact of preneed funeral trust earnings (separately reflected in Revenue above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract remained flat at $5,471 for the year ended December 31, 2016. The average revenue per burial contract increased 1.8% to $8,819, while the number of traditional burial contracts decreased 5.6% to 10,875. The number of cremation contracts increased 1.3% to 13,801, and the average revenue per cremation contract increased 1.0% to $3,274. The burial rate decreased 170 basis points to 40.8% and the cremation rate increased 160 basis points to 51.8% for the year ended December 31, 2016 when compared to the year ended December 31, 2015. The average revenue for “other” contracts, which are charges for merchandise and services for which we do not perform a funeral service and which make up approximately 7.4% of the total number of contracts for the year ended December 31, 2016, increased 3.1% to $2,371.
Same store operating profit for the year ended December 31, 2016 increased $0.1 million, or 0.2%, from the year ended December 31, 2015, despite the decrease in operating revenues. This is primarily the result of better management of expenses, which decreased $1.5 million or 2.1% when compared to the same period in 2015. Those expenses with significant decreases include facilities and grounds expenses, which decreased by $0.9 million, general liability and other insurance expenses, which decreased by $0.4 million, and salaries and benefits expense, which decreased by $0.2 million.
Funeral home acquired revenues for the year ended December 31, 2016 increased $6.5 million, or 19.3%, when compared to the year ended December 31, 2015, as we experienced a 19.1% increase in the acquired contract volume to 6,524, while the average revenue per contract increased 0.2% to $6,157. The average revenue per contract excludes the impact of preneed funeral trust earnings (separately reflected in Revenue above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract remained flat at $6,342 for the year ended December 31, 2016. The average revenue per burial contract increased 3.4% to $9,258, and the number of traditional burial contracts increased 10.5% to $3,012. The number of cremation contracts increased 28.3% to 3,003, and the average revenue per cremation contract increased 4.0% to $4,110. The 2016 funeral home acquired portfolio includes six businesses acquired during 2016 not present in 2015. These businesses increased revenue by $3.0 million and contract volume by 500 contracts in the year ended December 31, 2016.
Acquired operating profit for the year ended December 31, 2016 increased $2.8 million, or 20.8%, from the year ended December 31, 2015. This increase is a result of an increase in revenues, offset by a $2.9 million or 18.4% increase in expenses. The operating profit for the year ended December 31, 2016 includes $1.1 million related to the 2016 funeral home acquired portfolio. The most significant change was in salaries and benefits (the largest controllable expense), which increased $1.8 million, general and administrative expenses increased $0.7 million, facilities and grounds expenses increased $0.2 million and general liability and other insurance expenses increased $0.2 million. Expenses as a percentage of revenue however, remained flat for the year ended December 31, 2016 compared to the same period in 2015.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue decreased by approximately $0.1 million, or 3.7%, for the year ended December 31, 2016 as compared to the same period in 2015. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. For the year ended December 31, 2015, we sold less preneed funeral contracts for which we earn a commission than in the same period of the previous year. Preneed funeral trust earnings decreased by approximately $0.6 million, or 7.8%, in the year ended December 31, 2016. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Operating profit for the two categories of financial revenue, on a combined basis, decreased 4.8% in the year ended December 31, 2016 compared to the same period in 2015 due primarily to the decrease in preneed funeral trust revenue.
Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from the cemetery continuing operations for the year ended December 31, 2015 compared to the year ended December 31, 2016:

	Year Ended December 31,		Change
	2015	2016	Amount	Percent
	(dollars in thousands)
Revenues:
Same store operating revenue	$43,336	$45,441	$2,105	4.9%
Acquired operating revenue	3,321	3,506	185	5.6%
Cemetery trust earnings	8,440	8,004	(436)	(5.2)%
Preneed cemetery finance charges	1,587	1,848	261	16.4%
Revenues from continuing operations	$56,684	$58,799	$2,115	3.7%

Operating Profit:
Same store operating profit	$14,045	$14,499	$454	3.2%
Acquired operating profit	1,088	1,168	80	7.4%
Cemetery trust earnings	8,167	7,715	(452)	(5.5)%
Preneed cemetery finance charges	1,587	1,848	261	16.4%
Gross profit from continuing operations	$24,887	$25,230	$343	1.4%
Cemetery same store operating revenues for the year ended December 31, 2016 increased $2.1 million, or 4.9%, when compared to the year ended December 31, 2015. Approximately 60% of our same store operating revenues were related to preneed sales of interment rights (property) and related merchandise and services for the year ending December 31, 2016. Preneed property revenue increased $1.5 million, or 6.8% as we experienced a 6.1% increase in the average price per interment to $3,169, while the number of preneed interment rights sold decreased 7.3% to 7,035 in the year ending December 31, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher-valued interments at gardens constructed in recent years at several of our same store locations. Same store at-need revenue, which represents approximately 40% of our same store operating revenues, increased 4.3%, primarily due to a 2.5% increase in the number of contracts to 13,322 and a 1.9% increase in the average sales per contract to $1,369.
Cemetery same store operating profit for the year ended December 31, 2016 increased $0.5 million, or 3.2%. As a percentage of same store revenue, cemetery same store operating profit decreased to 31.9% in the year ended December 31, 2016 from 32.4% in the same period in 2015. The increase in operating profit was primarily a result of the increase in revenue, offset by $1.5 million or 6.1% increase in operating costs for the year ended December 31, 2016 compared with the same period in 2015. Those expenses with significant increases include $0.7 million of promotional expenses, $0.4 million of bad debt expense, $0.3 million of salaries and benefits and $0.1 million of general and administrative expenses.
Cemetery acquired revenue and operating profit increased in the year ended December 31, 2016 primarily due to a 3.8% increase in preneed property revenue, as operating costs slightly increased by $0.1 million compared with the same period in 2015. Cemetery acquired operating profit margin increased 55 basis points to 33.31% for the year ended December 31, 2016 compared to the same period in 2015.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased 5.2% primarily due to a $0.5 million decrease in merchandise and service trust income in the year ended December 31, 2016 compared to the same period in 2015. Financial revenue earned from finance charges on the preneed contracts increased 16.4% in the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of our increased collection efforts.
Other Financial Statement Items
Depreciation and Amortization Costs. Depreciation and Amortization costs for the field and home office totaled $15.4 million for year the ended December 31, 2016, an increase of $1.6 million, or 11.9%, compared to the year ended December 31, 2015. These increases were primarily attributable to additional depreciation expense from assets acquired in our recent acquisitions, as well as from our newly constructed funeral homes which began operating in the latter half of 2015.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs decreased $1.2 million, or 9.6%, primarily due to a $1.1 million decrease in field incentive compensation, a $0.2 million decrease in salaries and benefits and a $0.1 million decrease in other administrative expenses, offset by $0.2 million increase in severance costs.
General, Administrative and Other. General, administrative and other expenses totaled $27.9 million for the year ended December 31, 2016, an increase of $0.8 million, or 3.1%, compared to the year ended December 31, 2015. The increase was partially attributable to the retirement of two former executives as we incurred $3.5 million in severance costs, which was offset by a $1.2 million decrease in non-cash stock compensation expense and a $0.7 decrease in salaries and benefits related to their retirement.
In addition, we incurred a $0.5 million increase in acquisition and divestiture expenses, offset by other changes which include a $0.4 million decrease in salaries and benefits, a $0.4 million decrease in non-cash stock compensation expense, a $0.3 million decrease in severance costs and a $0.2 million decrease in other general and administrative expense.
Interest Expense. Interest expense was $11.7 million for the year ended December 31, 2016 compared to $10.6 million for the year ended December 31, 2015, an increase of $1.2 million. During the year ended December 31, 2016, interest expense related to our term note and revolving credit facility increased by approximately $1.1 million, as a result of a higher principal balance and higher interest rate during the current period. Interest expense related to deferred purchase price increased by approximately $0.2 million, as a result of our 2016 acquisitions. These increases were offset by a $0.1 million decrease in the amortization of debt issuance costs related to the credit facility compared to the same period in 2015.
Accretion of Discount on Convertible Subordinated Notes. For the year ended December 31, 2016, we recognized accretion of the discount on our convertible subordinated notes of $3.9 million compared to $3.5 million for the same period in 2015. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75% and will increase each year through to maturity.
Loss on Early Extinguishment of Debt. In February 2016, we entered into the Seventh Amendment (as defined below under Debt Obligations) to our Credit Facility. As a result, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs during the year ended December 31, 2016.
Other, net. For the year ended December 31, 2016, we recognized a net loss of $1.8 million on the following transactions: (i) $1.8 million loss on the sale of land; (ii) $0.1 million loss related to an impairment of tradenames for a funeral home business sold during the year ended December 31, 2016; offset by, (iii) $0.1 million gain on the sale of a funeral home business and other assets.
Income taxes. Our income tax provision was approximately $12.7 million for the year ended December 31, 2016 compared to $13.7 million for the year ended December 31, 2015. Our effective tax rate was 39.7% and 39.3% for the years ended December 31, 2015 and 2016, respectively. During 2016, the re-measurement of the tax liability for unrecognized tax benefits arising from the finalization of our IRS and California Franchise Tax Board exams, resulted in a $0.8 million reduction to our liability related to uncertain tax positions. At December 31, 2016, no uncertain tax positions were identified. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information regarding our income taxes.

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
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release and discussed on our earnings call for the year ending December 31, 2015. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other funeral and cemetery companies. The Trend Report is a Non-GAAP statement from continuing operations that also provides insight into underlying trends in our business. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP.
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

	Year Ended December 31,
	2014	2015
	(in millions)
Net income from continuing operations, as reported	$15.4	$20.8
After-tax Special Items, except for items noted by**
Withdrawable trust income	1.2	0.4
Acquisition and divestiture expenses	0.7	0.4
Severance costs	0.7	0.6
Consulting fees	0.3	1.3
Other incentive compensation	0.7	—
Accretion of discount on convertible subordinated notes**	2.5	3.5
Costs related to the credit facility	0.7	—
Loss on redemption of convertible junior subordinated debentures	2.5	—
Net gain on asset purchase	(0.4)	—
Other special items	0.5	0.2
Tax adjustment from prior period**	—	0.1
Adjusted net income	$24.8	$27.3
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
Other, net. Other Income decreased $0.6 million for the year ended December 31, 2015 compared to the same period in 2014. During the year ended December 31, 2014, we recognized a net gain of $0.6 million as a result of a gain of $1.1 million related to the purchase of a funeral home building previously leased under a capital lease in the first quarter of 2014, offset by a loss of $0.5 million on the sale of a funeral home building and land in the fourth quarter of 2014.
Income taxes. Our income tax provision was approximately $13.7 million for the year ended December 31, 2015 compared to $7.3 million for the year ended December 31, 2014. On August 1, 2014, we received notification that the IRS completed its examination of our tax year ended December 31, 2011. As a result, we re-measured our tax liability for unrecognized tax benefits which resulted in a $1.7 million tax benefit that reduced our effective tax rate for the year ended December 31, 2014. Excluding this tax benefit, our effective tax rate was 39.6% and 39.7% for the years ended December 31, 2014 and 2015, respectively. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information regarding our income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position, anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Cash Flows
We began 2016 with $0.5 million in cash and other liquid investments and ended the year with $3.3 million in cash. At December 31, 2016,we had borrowings of $67.7 million outstanding on our revolving credit facility.
The following table sets forth the elements of cash flow for the years ended December 31, 2015 and 2016 (in millions):

	2015	2016
Cash at beginning of year	$0.4	$0.5
Cash flow from operating activities	49.9	49.5
Acquisitions and land for new construction	(9.7)	(26.6)
Purchase of land and buildings previously leased	(6.1)	(6.3)
Net proceeds from the sale of business and other assets	0.1	4.4
Growth capital expenditures	(20.0)	(9.4)
Maintenance capital expenditures	(9.7)	(7.4)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	41.7	1.1
Dividends on common stock	(1.8)	(2.5)
Purchases of treasury stock	(45.0)	—
Payment of loan origination costs related to the credit facility	—	(0.7)
Other financing proceeds	0.7	0.7
Cash at end of year	$0.5	$3.3
For the year ended December 31, 2016, cash provided by operating activities was $49.5 million, as compared to $49.9 million for the year ended December 31, 2015, a decrease of $0.4 million. Favorable changes in our working capital include accrued severance for the retirement of a former executive that has not been fully paid and decreases in our accounts and preneed receivables due to better collections of trade accounts receivable in 2016.
Our investing activities resulted in a net cash outflow of approximately $45.3 million for the year ended December 31, 2016 compared to a net cash outflow of approximately $45.5 million for the year ended December 31, 2015, a decrease of $0.2 million. During the year ended December 31, 2016, we acquired six funeral home businesses, two in Houston, Texas, one in Madera, California, one in Brookfield, Wisconsin, one in Burlington, North Carolina and one in Graham, North Carolina for the aggregate purchase price of approximately $32.8 million. The purchase price for the businesses consisted of approximately (i) $23.9 million paid in cash at closing and (ii) $8.9 million, the net present value of future deferred payments totaling $13.5 million.
We also purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million. In addition, capital expenditures totaled $16.8 million, of which $9.4 million and $7.4 million were growth and maintenance capital expenditures, respectively, for the year ended December 31, 2016. Our growth capital expenditures were primarily related to the construction costs of new funeral home facilities totaling approximately $3.1 million, renovations at certain business locations of $2.3 million and cemetery development costs of $4.0 million. Maintenance capital expenditures for the year ended December 31, 2016 were primarily related to information technology infrastructure improvements of $0.7 million, vehicle purchases of $1.5 million, general equipment and furniture purchases of $2.1 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $3.1 million.
During the year ended December 31, 2015, we acquired two funeral home businesses for approximately $15.0 million. The purchase price for both businesses consisted of approximately (i) $9.7 million paid in cash at closing, (ii) $4.5 million, the net present value of future deferred payments totaling $5.5 million and (iii) $0.8 million, the net present value of contingent consideration totaling $1.0 million.
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
Our financing activities resulted in a net cash outflow of $1.4 million for the year ended December 31, 2016 compared to a net cash outflow of $4.3 million for the year ended December 31, 2015. For the year ended December 31, 2016, we had net borrowings on our revolving credit facility and term loan of approximately $1.1 million compared to approximately $41.7 million during the year ended December 31, 2015. We paid approximately $2.5 million in dividends on our common stock for the year ended December 31, 2016 compared to dividends of $1.8 million for the year ended December 31, 2015. We purchased treasury stock for $45.0 million during the year ended December 31, 2015.
Dividends
Our Board declared two quarterly dividends of $0.025 per share and two quarterly dividends of $0.05 per share, totaling approximately $2.5 million. The two dividends of $0.025 per share were paid on March 1, 2016 and June 1, 2016 and the two dividends of $0.05 per share were paid on September 1, 2016 and December 1, 2016. During 2015, we paid four quarterly dividends of $0.025 per share, totaling approximately $1.8 million.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the year ended December 31, 2016, we did not repurchase any shares of common stock pursuant to this share repurchase program.
During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, at an average cost of $23.34 per share under a previous share repurchase program.
Debt Obligations
The outstanding principal balance of our long-term debt and capital lease obligations totaled $221.6 million at December 31, 2016 and consisted of $138.8 million under our term loan, $67.7 million outstanding under our revolving credit facility and $15.1 million in acquisition indebtedness and capital lease obligations. We have one letter of credit issued and outstanding under the Credit Facility at December 31, 2016. The letter of credit was issued on November 30, 2016 for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017.
At December 31, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent comprised of a $150 million revolving credit facility and a $150 million term loan. The Credit Facility contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility matures on February 9, 2021 and is collateralized by all personal property and funeral home real property in certain states. Under the Credit Agreement, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. As of December 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2016 was 2.8%.
On February 9, 2016, we entered into a seventh amendment (the “Seventh Amendment”) to our Credit Facility. The Seventh Amendment resulted in, among other things, (i) reducing our LIBOR based variable interest rate 37.5 basis points, (ii) extending the maturity so that the Credit Agreement will mature at the earlier of (a) any date that is 91 days prior to the maturity of any subordinated debt (including the $143.75 million in principal amount of the Convertible Notes, as defined in Note 14 to the Consolidated Financial Statements included herein) or (b) February 9, 2021, (iii) increasing and funding the term loan so that $150 million was outstanding upon the effectiveness of the Seventh Amendment, (iv) reducing the size of the revolver to $150 million, (v) increasing the accordion to $75 million and (vi) updating the amortization payments for the term loan facility so that the borrowings under the term loan facility are subject to amortization payments of (a) $2.81 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2016 through the fiscal quarter ending December 31, 2017, (b) $3.75 million at the end of each fiscal quarter beginning with the fiscal quarter ending March 31, 2018 through the fiscal quarter ending March 31, 2020 and (c) $4.69 million at the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2020 through the fiscal quarter ending December 31, 2020. In connection with the Seventh Amendment, we recognized a loss of $0.6 million to write-off the related unamortized debt issuance costs.
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
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2015 and 2016. The Credit Agreement calls for key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2016, the leverage ratio was 2.92 to 1.00 and the fixed charge coverage ratio was 2.21 to 1.00.
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
The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture. During the year ended December 31, 2016, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.025 per share to $0.05 per share. At December 31, 2016, the adjusted conversion rate of the Convertible Notes is 44.4108 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.52 per share of common stock.
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
At December 31, 2016, the carrying amount of the equity component was approximately $18.0 million. At December 31, 2016, the principal amount of the liability component was $143.75 million and the net carrying amount was $121.9 million. The unamortized discount of $21.9 million as of December 31, 2016 is being amortized over the remaining term of approximately 50 months.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million for both the years ended December 31, 2015 and 2016. Accretion of the discount on the Convertible Notes was approximately $3.5 million and $3.9 million for the years ended December 31, 2015 and 2016, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.5 million for both the years ended December 31, 2015 and 2016. The effective interest rate on the unamortized discount and the debt issuance costs for the years ended December 31, 2015 and 2016 was 6.75% and 2.75%, respectively.

CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2016. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2017	2018	2019	2020	2021	After 5 Years
Long-term debt obligations	13	$218.7	$13.0	$16.9	$16.9	$19.0	$148.4	$4.5
Interest obligation on long-term debt (a)		27.2	6.8	6.4	5.7	5.1	1.2	2.0
Capital lease obligations, including interest	15	4.9	0.5	0.4	0.4	0.3	0.3	3.0
Convertible subordinated notes (b)	14	143.8	—	—	—	—	143.8	—
Interest on convertible subordinated notes	14	16.6	3.9	3.9	3.9	3.9	1.0	—
Operating lease obligations	15	13.1	4.2	2.7	2.4	1.8	1.4	0.6
Total contractual obligations		$424.3	$28.4	$30.3	$29.3	$30.1	$296.1	$10.1

(a)	Based on interest rates in effect at December 31, 2016.
(b)	Matures in 2021.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2016. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have employment agreements with certain of our executive officers and senior leadership. These agreements are generally for three to four years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2017	2018	2019	2020	2021	After 5 Years
Non-compete agreements	15	$8.1	$2.4	$1.3	$1.1	$0.9	$0.8	$1.6
Consulting agreements	15	3.2	1.5	0.7	0.5	0.3	0.2	—
Employment agreements	15	1.8	1.7	0.1	—	—	—	—
Total contractual cash obligations		$13.1	$5.6	$2.1	$1.6	$1.2	$1.0	$1.6
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2016, and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2016 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Notes 6, 8 and 10. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.49% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2016, we had $67.7 million outstanding under our $150.0 million revolving credit facility and $138.8 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes pay interest at the fixed annual rate of 2.75% and are carried on our Consolidated Balance Sheets at a cost of approximately $121.9 million. The fair value of the Convertible Notes was approximately $194.6 million at December 31, 2016 based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carriage Services, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016, related to the presentation of deferred income taxes and debt issuance costs.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2017

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$535	$3,286
Accounts receivable, net of allowance for bad debts of $1,054 in 2015 and $1,071 in 2016	18,181	18,860
Inventories	5,654	6,147
Prepaid expenses	4,684	2,640
Other current assets	4,707	2,034
Total current assets	33,761	32,967
Preneed cemetery trust investments	63,291	69,696
Preneed funeral trust investments	85,553	89,240
Preneed receivables, net of allowance for bad debts of $2,042 in 2015 and $2,166 in 2016	27,998	30,383
Receivables from preneed trusts	13,544	14,218
Property, plant and equipment, net of accumulated depreciation of $103,306 in 2015 and $110,509 in 2016	214,874	235,113
Cemetery property, net of accumulated amortization of $30,289 in 2015 and $34,194 in 2016	75,597	76,119
Goodwill	264,416	275,487
Intangible and other non-current assets	10,978	14,957
Cemetery perpetual care trust investments	43,127	46,889
Total assets	$833,139	$885,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,236	$13,267
Accounts payable	7,917	10,198
Other liabilities	524	717
Accrued liabilities	16,541	20,091
Total current liabilities	37,218	44,273
Long-term debt, net of current portion	103,495	137,862
Revolving credit facility	91,514	66,542
Convertible subordinated notes due 2021	115,227	119,596
Obligations under capital leases, net of current portion	2,875	2,630
Deferred preneed cemetery revenue	56,721	54,631
Deferred preneed funeral revenue	31,748	33,198
Deferred tax liability	39,956	40,555
Other long-term liabilities	5,531	2,567
Deferred preneed cemetery receipts held in trust	63,291	69,696
Deferred preneed funeral receipts held in trust	85,553	89,240
Care trusts’ corpus	42,416	46,290
Total liabilities	675,545	707,080
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,497,873 and 22,490,855 issued as of December 31, 2015 and 2016, respectively	225	225
Additional paid-in capital	214,250	215,064
Retained earnings	3,385	22,966
Treasury stock, at cost; 5,849,316 shares at December 31, 2015 and 2016, respectively	(60,266)	(60,266)
Total stockholders’ equity	157,594	177,989
Total liabilities and stockholders’ equity	$833,139	$885,069
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2015	2016
Revenues:
Funeral	$173,735	$185,818	$189,401
Cemetery	52,389	56,684	58,799
	226,124	242,502	248,200
Field costs and expenses:
Funeral	104,913	109,166	110,218
Cemetery	30,852	31,797	33,569
Depreciation and amortization	10,545	12,034	13,919
Regional and unallocated funeral and cemetery costs	9,806	11,997	10,844
	156,116	164,994	168,550
Gross profit	70,008	77,508	79,650
Corporate costs and expenses:
General, administrative and other	28,915	27,114	27,944
Home office depreciation and amortization	1,378	1,746	1,502
	30,293	28,860	29,446
Operating income	39,715	48,648	50,204
Interest expense	(10,308)	(10,559)	(11,738)
Accretion of discount on convertible subordinated notes	(2,452)	(3,454)	(3,870)
Loss on early extinguishment of debt	(1,042)	—	(567)
Loss on redemption of convertible junior subordinated debentures	(3,779)	—	—
Other, net	567	(45)	(1,788)
Total interest and other, net	(17,014)	(14,058)	(17,963)
Income from continuing operations before income taxes	22,701	34,590	32,241
Provision for income taxes	(8,995)	(13,737)	(12,682)
Income tax benefit related to certain discrete items	1,740	—	22
Net provision for income taxes	(7,255)	(13,737)	(12,660)
Net income from continuing operations	15,446	20,853	19,581
Income from discontinued operations, net of tax	392	—	—
Net income	$15,838	$20,853	$19,581

Basic earnings per common share:
Continuing operations	$0.84	$1.16	$1.18
Discontinued operations	0.02	—	—
Basic earnings per common share	$0.86	$1.16	$1.18

Diluted earnings per common share:
Continuing operations	$0.83	$1.12	$1.12
Discontinued operations	0.02	—	—
Diluted earnings per common share	$0.85	$1.12	$1.12

Dividends declared per share	$0.10	$0.10	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	18,108	17,791	16,515
Diluted	18,257	18,313	17,460
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance – December 31, 2013	18,261	$222	$204,324	$(33,306)	$(15,267)	$155,973
Net Income – 2014	—	—	—	15,838	—	15,838
Issuance of common stock	70	—	1,110	—	—	1,110
Exercise of stock options	68	—	363	—	—	363
Issuance of restricted common stock	200	2	(2)	—	—	—
Cancellation and retirement of restricted common stock and stock options	(87)	—	(1,357)	—	—	(1,357)
Accelerated vesting of restricted common stock and options	—	—	27	—	—	27
Stock-based compensation expense	—	—	4,422	—	—	4,422
Dividends on common stock	—	—	(1,840)	—	—	(1,840)
Performance-based stock award payments	—	—	(16,624)	—	—	(16,624)
Convertible subordinated notes due 2021	—	—	17,973	—	—	17,973
Excess tax benefit on equity compensation	—	—	3,990	—	—	3,990
Balance – December 31, 2014	18,512	$224	$212,386	$(17,468)	$(15,267)	$179,875
Net Income – 2015	—	—	—	20,853	—	20,853
Issuance of common stock	53	1	981	—	—	982
Exercise of stock options	43	—	—	—	—	—
Issuance of restricted common stock	43	1	50	—	—	51
Cancellation and retirement of restricted common stock and stock options	(75)	(1)	(1,607)	—	—	(1,608)
Stock-based compensation expense	—	—	4,195	—	—	4,195
Dividends on common stock	—	—	(1,819)	—	—	(1,819)
Treasury stock acquired	(1,928)	—	—	—	(44,999)	(44,999)
Excess tax benefit on equity compensation	—	—	64	—	—	64
Balance – December 31, 2015	16,648	$225	$214,250	$3,385	$(60,266)	$157,594
Net Income – 2016	—	—	—	19,581	—	19,581
Issuance of common stock	45	—	872	—	—	872
Exercise of stock options	48	1	—	—	—	1
Issuance of restricted common stock	18	—	12	—	—	12
Cancellation and retirement of restricted common stock and stock options	(118)	(1)	(888)	—	—	(889)
Stock-based compensation expense	—	—	3,526	—	—	3,526
Dividends on common stock	—	—	(2,492)	—	—	(2,492)
Excess tax deficit on equity compensation	—	—	(216)	—	—	(216)
Balance – December 31, 2016	16,641	$225	$215,064	$22,966	$(60,266)	$177,989
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income	$15,838	$20,853	$19,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,945	13,780	15,421
Provision for losses on accounts receivable	2,877	1,679	2,098
Stock-based compensation expense	4,622	4,444	3,229
Deferred income tax expense	5,295	3,035	4,855
Amortization of deferred financing costs	908	921	824
Accretion of discount on convertible subordinated notes	2,452	3,454	3,870
Loss on early extinguishment of debt	1,042	—	567
Loss on redemption of convertible junior subordinated debentures	2,932	—	—
Net (gain) loss on sale of businesses and disposal of other assets	(2,150)	(49)	2,077
Impairment of intangibles	1,180	—	145
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(4,146)	(2,310)	(5,162)
Inventories and other current assets	(2,590)	2,582	1,995
Intangible and other non-current assets	(165)	150	(1,155)
Preneed funeral and cemetery trust investments	(203)	25,543	(14,528)
Accounts payable	(562)	1,445	2,112
Accrued and other liabilities	(1,529)	509	202
Deferred preneed funeral and cemetery revenue	303	329	(640)
Deferred preneed funeral and cemetery receipts held in trust	(1,484)	(26,461)	13,966
Net cash provided by operating activities	36,565	49,904	49,457

Cash flows from investing activities:
Acquisitions and land for new construction	(57,874)	(9,725)	(26,556)
Purchase of land and buildings previously leased	(7,600)	(6,080)	(6,258)
Net proceeds from sale of businesses and other assets	2,192	65	4,385
Capital expenditures	(16,075)	(29,744)	(16,846)
Net cash used in investing activities	(79,357)	(45,484)	(45,275)

Cash flows from financing activities:
Borrowings from the revolving credit facility	144,600	103,600	71,200
Payments against the revolving credit facility	(141,000)	(51,500)	(96,100)
Borrowings from the term loan	15,875	1,562	39,063
Payments against the term loan	(12,562)	(10,937)	(11,250)
Payments on long-term debt and obligations under capital leases	(840)	(1,014)	(1,789)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,228	758	870
Dividends on common stock	(1,840)	(1,819)	(2,492)
Payment of loan origination costs	(825)	(13)	(717)
Proceeds from the issuance of convertible subordinated notes	143,750	—	—
Payment of debt issuance costs related to the convertible subordinated notes	(4,650)	—	—
Redemption of convertible junior subordinated debentures	(89,748)	—	—
Payments for performance-based stock awards	(16,150)	—	—
Purchase of treasury stock	—	(44,999)	—
Excess tax benefit (deficiency) of equity compensation	3,990	64	(216)
Net cash provided by (used in) financing activities	41,828	(4,298)	(1,431)

Net (decrease) increase in cash and cash equivalents	(964)	122	2,751
Cash and cash equivalents at beginning of year	1,377	413	535
Cash and cash equivalents at end of year	$413	$535	$3,286
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. At December 31, 2016, we operated 170 funeral homes in 28 states and 32 cemeteries in 11 states.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, are charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $2.8 million, $3.4 million and $3.9 million for 2014, 2015 and 2016, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is no longer subject to refund, which is typically one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related costs of originating preneed sales contracts. These costs are expensed as incurred.
Accounts receivable included approximately $8.2 million and $8.7 million of funeral receivables at December 31, 2015 and 2016, respectively, and $9.7 million and $9.9 million of cemetery receivables at December 31, 2015 and 2016, respectively. For 2015 and 2016, accounts receivable also include minor amounts of other receivables. Non-current preneed receivables represent the payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.3 million and $7.8 million of funeral receivables and $20.7 million and $22.6 million of cemetery receivables at December 31, 2015 and 2016, respectively. Bad debt expense totaled approximately $2.9 million, $1.7 million and $2.1 million for 2014, 2015 and 2016, respectively.
Preneed Contracts
We sell interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that we may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that we control are primarily included in the non-current asset section of our Consolidated Balance Sheets. The preneed funeral contracts secured by third party insurance policies are not recorded as assets or liabilities of the Company. See Note 9 to the Consolidated Financial Statements herein for further information regarding estimated revenues associated with preneed funeral contracts secured by third party insurance policies.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2016, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheets. There will be no impact on earnings unless and until such time that the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 70
Property, plant and equipment was comprised of the following at December 31, 2015 and 2016:

	December 31, 2015	December 31, 2016
	(in thousands)
Land	$65,433	$73,744
Buildings and improvements	180,804	195,214
Furniture, equipment and automobiles	71,943	76,664
Property, plant and equipment, at cost	318,180	345,622
Less: accumulated depreciation	(103,306)	(110,509)
Property, plant and equipment, net	$214,874	$235,113
During 2014, 2015 and 2016, we recorded approximately $9.2 million, $10.4 million and $11.5 million, respectively, of depreciation expense. During 2016, we acquired real estate for $2.7 million for funeral home expansion projects and we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million. In addition, we acquired $16.0 million of property, plant and equipment in connection with the six funeral home businesses we acquired during 2016, as further discussed in Note 3 to the Consolidated Financial Statements included herein.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. For our cemetery business, we analyze the long-lived assets for impairment if the business has a negative operating margin and a decline in operating margin over a four year period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the year ended December 31, 2016, no impairments were identified on our long-lived assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2016, we acquired six funeral home businesses. We acquired two funeral home businesses in Houston, Texas in May 2016, one funeral home business in Madera, California in September 2016, one funeral home business in Brookfield, Wisconsin in November 2016 and two funeral home businesses in Burlington, North Carolina and Graham, North Carolina in November 2016.
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
The two-step goodwill impairment test involves estimates and management judgment. In the first step of our goodwill impairment testing, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and the second step is not required. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value was based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at a weighted average cost of capital for the Company based on market participant assumptions. Our methodology for determining a market approach fair value utilized the guideline public company method, in which we relied on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount, the second step of the goodwill impairment testing needs to be performed. This step compares the implied fair value of goodwill to the carrying amount of the reporting unit’s goodwill, and if the carrying amount exceeds the implied value, an impairment charge is recorded in an amount equal to the difference. For our 2016 annual impairment test, we performed the first step of our goodwill impairment testing and concluded that there was no impairment to goodwill for any of our reporting units.
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
For the year ended December 31, 2014, we recognized an impairment of approximately $1.2 million for discontinued locations as the carrying value exceeded fair value. Upon receipt of a letter of intent to sell a location, we perform an analysis to determine if the net assets of the location exceed the sales price. If the net assets exceed the sales price, we record an impairment at the location level.
No impairments were recorded to our goodwill during the years ended December 31, 2015 and 2016. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Note 4 to the Consolidated Financial Statements herein for additional information related to our goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company elected to change the annual assessment date for indefinite lived intangible assets from December 31st to August 31st in 2016 because the change in date aligns with the Company’s goodwill impairment test, which should create a synergy and enhance the quality of our indefinite lived intangible assets impairment analysis. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed our quantitative impairment test using the relief from royalty method, using information as of August 31, 2016. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise.
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
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During the third quarter of 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2014, 2015 and 2016.
See Note 12 to the Consolidated Financial Statements included herein for additional information on our intangible assets.
Divested and Discontinued Operations
Effective January 1, 2015, we adopted the Financial Accounting Standards Board’s (“FASB”) guidance for reporting discontinued operations, which amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
During 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. For the year ended December 31, 2014, we recognized income from discontinued operations of $0.4 million. We did not divest any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. The operating results of this business, as well as the loss on the sale are included within net income from continuing operations on our Consolidated Statements of Operations.
We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
See Note 5 to the Consolidated Financial Statements herein for additional information concerning our discontinued operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2016, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheets. For the years ended December 31, 2015 and 2016, we recorded impairment charges of $1.8 million and $2.3 million, respectively, for other-than-temporary declines in fair value related to unrealized losses on certain investments.
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
See Notes 6, 10 and 11 to the Consolidated Financial Statements herein for additional required disclosures concerning the fair value measurement of our financial assets and liabilities.
Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the FASB’s new guidance on simplifying the presentation of debt issuance costs. The guidance requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuances costs of $4.2 million and $3.6 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2015 and 2016, respectively. The amounts related to our Credit Facility were $1.4 million and $1.3 million as of December 31, 2015 and 2016, respectively. The amounts related to our Convertible Notes were $2.8 million and $2.3 million as of December 31, 2015 and 2016, respectively.
See Notes 13 and 14 to the Consolidated Financial Statements included herein for additional information concerning the presentation of debt issuance costs.
Income Taxes
We and our subsidiaries file a consolidated United States Federal income tax return, separate income tax returns in 15 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 15, 2016, we settled an open examination with the California Franchise Tax Board. As a result of paying the final assessment, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.2 million. On August 29, 2016, we received notification that the IRS completed its examination of our tax year ended December 31, 2013. As a result, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.6 million, which resulted in an increase to Deferred tax liability in the amount of $0.6 million.
We do not have any unrecognized tax benefits recorded as of December 31, 2016 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
Effective January 1, 2016, we adopted the FASB’s new guidance on Balance Sheet Classification of Deferred Taxes. The standard simplifies deferred tax reporting on the balance sheet by eliminating non-current and current classifications. The guidance requires all deferred tax assets and liabilities, along with related valuation allowances will be classified as non-current on the balance sheet. The guidance was applied prospectively and all deferred tax assets and liabilities, along with our valuation allowance are now classified as non-current at December 31, 2016.
See Note 16 to the Consolidated Financial Statements included herein for additional information concerning our income taxes.
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
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes.
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2015 and 2016, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million and 0.5 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares that would have been issued upon conversion under the if-converted method for our convertible subordinated notes for the year ended December 31, 2014.
See Note 19 to the Consolidated Financial Statements included herein for the computation of per share earnings for the fiscal years ended December 31, 2014, 2015 and 2016.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2016 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. RECENTLY ISSUED ACCOUNTING STANDARDS
Goodwill
In January 2017, the FASB issued ASU, Intangibles – Goodwill and Other (Topic 350). This ASU applies to all entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment simplifies subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Stock-Based Compensation
In March 2016, the FASB issued ASU, Compensation – Stock Compensation (Topic 718). This ASU applies to all entities that issue share-based payment awards to their employees. The amendments in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted for all entities. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Inventory
In July 2015, the FASB issued ASU, Inventory – Simplifying the Measurement of Inventory (Topic 330). This ASU applies to all inventory, including inventory that is measured using the first-in, first-out (FIFO) or average cost method. This ASU does not apply to the last-in, first-out (LIFO) or the retail inventory method. This ASU requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively, with earlier application permitted as of the beginning of an interim or annual reporting period. Our adoption of this ASU for our fiscal year beginning January 1, 2017 is not expected to have a material effect on our Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers. (Topic 606). ASC Topic 606 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018.
We expect the adoption of this new accounting standard to affect our accounting for cemetery interment rights. Currently, our sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right.
Under the new accounting standard, we will recognize the revenue in the period in which the sale occurs, irrespective of the cumulative payments received. The impact of this is not expected to have a material impact on our Consolidated Financial Statements. Upon revenue recognition, management will book an allowance for contract cancellations based on our previous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

experience of cancellations and as such will reflect a one-time catch up for the allowance at January 1, 2018, which is not expected to have a material impact on our Consolidated Financial Statements.
Costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, will continue to be charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We do not expect the adoption of this accounting standard to materially affect our accounting for other revenue streams.
We are currently modifying our financial systems to provide accounting under the new method in addition to our current method and do not anticipate any business disruption related to adopting this guidance. We are continually evaluating the impact on our Consolidated Financial Statements with more recent financial information.
Cash Flows
In August 2016, the FASB issued ASU, Statement of Cash Flows (Topic 230). This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement.
In November 2016, the FASB issued additional guidance on this Topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
Business Combinations
In January 2017, the FASB issued Accounting Standards Update (“ASU”), Business Combinations – Clarifying the Definition of a Business (Topic 805). This ASU applies to all entities that must determine whether they have acquired or sold a business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, including the interim periods within those periods, with earlier application permitted. Our adoption of this ASU for our fiscal year beginning January 1, 2018 is not expected to have a material effect on our Consolidated Financial Statements.
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
Financial Instruments
In January 2016, the FASB issued ASU, Financial Instruments – Overall - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2016, the FASB issued ASU, Financial Instruments – Credit Losses (Topic 326). This ASU applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2020 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
3. ACQUISITIONS
Our growth strategy depends on the execution of our Strategic Acquisition Model. We assess the strategic positioning of acquisition candidates based on certain criteria, which include volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry. The value of the acquisition candidates is based on the local market competitive dynamic which allows for appropriate and differentiating enterprise valuations and flexibility to customize the transactions.
On May 31, 2016, we acquired two funeral home businesses in Houston, Texas for approximately $10.2 million. The purchase price consisted of $6.72 million paid in cash at closing and $6.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for these two funeral home businesses was $3.5 million, which was recorded in Long-term debt on our Consolidated Balance Sheets at acquisition. The deferred purchase price payments are being paid in 80 equal quarterly installments of $81,250 which commenced on the closing date and then each September 1, December 1, March 1 and June 1 for the next 20 years.
On September 20, 2016, we acquired a funeral home business in Madera, California for $5.65 million in cash.
On November 8, 2016, we acquired a funeral home business in Brookfield, Wisconsin for approximately $6.8 million. The purchase price consisted of $3.5 million paid in cash at closing and $4.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for the funeral home business was $3.3 million, which was recorded in Long-term debt on our Consolidated Balance Sheets at acquisition. The deferred purchase price payments are being paid in equal annual installments of $447,000 which commenced on the closing date and then each anniversary of the closing date for the next 10 years.
On November 15, 2016, we acquired two funeral home businesses; one in Burlington, North Carolina and one in Graham, North Carolina for approximately $10.1 million. The purchase price consisted of $8.0 million paid in cash at closing and $2.5 million of deferred purchase price payments. The net present value of such future deferred purchase price payments for the funeral home business was $2.1 million, which was recorded in Long-term debt on our Consolidated Balance Sheets at acquisition. The deferred purchase price payments are being paid in 60 equal monthly installments of $41,667 which commenced on the first month following the closing date and then each month for the next 5 years.
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not material to our reported results. The results of the acquired businesses are included in the Company's results from the date of acquisition.
The following table summarizes the breakdown of the purchase price for the businesses described above (in thousands):

Purchase Price
Cash paid	$23,871
Deferred payments	8,884
Purchase Price	$32,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$530
Property, plant & equipment	15,972
Goodwill	11,832
Intangible and other non-current assets	4,588
Assumed liabilities	(167)
Purchase Price	$32,755
The intangible and other non-current assets relate to the fair value of tradenames and agreements not-to-compete, and the assumed liabilities relate to the obligations associated with certain financed automobiles we acquired.
The following table summarizes the fair value of the assets acquired for these businesses (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
May 31, 2016	Two Funeral Homes	Houston, TX	$7.0	$3.3	$(0.1)
September 20, 2016	One Funeral Home	Madera, CA	$3.7	$1.9	$—
November 8, 2016	One Funeral Home	Brookfield, WI	$5.7	$1.2	$(0.1)
November 15, 2016	Two Funeral Homes	Burlington/Graham, NC	$4.7	$5.4	$—
As of December 31, 2016, our accounting for our 2016 acquisitions is complete. See Note 12 to the Consolidated Financial Statements included herein for additional information on our intangible and other non-current assets.
The following table summarizes the fair value of the assets acquired during 2015 (in thousands):

Purchase Price Allocation
Current assets	$92
Property, plant & equipment	5,966
Goodwill	6,974
Intangible and other non-current assets	1,986
Purchase Price	$15,018
The following table summarizes the fair value of the assets acquired during 2015 (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
February 25, 2015	One Funeral Home	Clarksville, TN	$4.9	$3.9	$—
November 17, 2015	One Funeral Home	Wakeforest, NC	$3.1	$3.1	$—
4. GOODWILL
Many of the former owners and staff of our acquired funeral homes and certain cemeteries have provided high quality service to families for generations. The resulting loyalty often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses.
Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed the two-step goodwill impairment test. Our intent is to perform the two-step test at least once every three years unless certain indicators or events suggest otherwise. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test. Based on our 2016 impairment test, we concluded that there was no impairment to goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the years ended December 31, 2015 and 2016 (in thousands):

	December 31, 2015	December 31, 2016
Goodwill at the beginning of year	$257,442	$264,416
Increase in goodwill related to acquisitions	6,974	11,832
Decrease in goodwill related to divestitures	—	(761)
Goodwill at the end of the year	$264,416	$275,487
The $11.8 million increase to goodwill represents the goodwill recorded in connection with our 2016 acquisitions. The $0.8 million decrease to goodwill relates to a divested business in Tennessee during the fourth quarter of 2016.
5. DIVESTED AND DISCONTINUED OPERATIONS
Effective January 1, 2015, we adopted the FASB's new guidance for reporting discontinued operations which amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
We did not divest any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
The operating results of this divested business, as well as the loss on the sale are included within net income from continuing operations on our Consolidated Statements of Operations and is reflected in the table below (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenues	$—	$—	$744

Operating income	—	—	314
Net loss on disposal	—	—	(29)
Income tax provision	—	—	(112)
Net income from divested operations	$—	$—	$173
During 2014, we sold a cemetery in Florida and two funeral homes, one in Ohio and one in Kentucky. The operating results of these discontinued businesses, as well as any impairments and net gains on the disposals, presented within discontinued operations on our Consolidated Statements of Operations, along with the income tax effect, were as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenues	$817	$—	$—

Operating income	235	—	—
Impairment	(1,180)	—	—
Net gain on disposal	1,594	—	—
Income tax provision	(257)	—	—
Income from discontinued operations, net of tax	$392	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. Preneed cemetery trust investments are reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2015 and 2016 were as follows (in thousands):

	December 31, 2015	December 31, 2016
Preneed cemetery trust investments, at market value	$65,486	$71,834
Less: allowance for contract cancellation	(2,195)	(2,138)
Preneed cemetery trust investments, net	$63,291	$69,696
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some cases, some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2016, none of our preneed cemetery trust investments were under-funded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2016. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,852	$—	$—	$10,852
Fixed income securities:
Municipal bonds	2	496	18	(4)	$510
Foreign debt	2	7,574	160	(656)	7,078
Corporate debt	2	20,621	1,569	(1,123)	21,067
Preferred stock	2	16,287	8	(947)	15,348
Mortgage-backed securities	2	949	372	(4)	1,317
Common stock	1	13,250	2,191	(1,838)	13,603
Mutual funds:
Fixed income	2	$1,223	107	—	$1,330
Trust securities		$71,252	$4,425	$(4,572)	$71,105
Accrued investment income		$729			$729
Preneed cemetery trust investments					$71,834
Market value as a percentage of cost					99.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$198
Due in one to five years	6,729
Due in five to ten years	5,813
Thereafter	32,580
Total fixed income securities	$45,320
The cost and market values associated with preneed cemetery trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,296	$—	$—	$8,296
Fixed income securities:
Municipal bonds	2	458	—	(63)	$395
Foreign debt	2	4,803	—	(695)	4,108
Corporate debt	2	22,968	85	(4,279)	18,774
Preferred stock	2	16,236	29	(885)	15,380
Mortgage-backed securities	2	—	—	—	—
Common stock	1	20,387	682	(3,161)	17,908
Trust securities		$73,148	$796	$(9,083)	$64,861
Accrued investment income		$625			$625
Preneed cemetery trust investments					$65,486
Market value as a percentage of cost					88.7%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. For the years ended December 31, 2015 and 2016, we recorded a $0.7 million and $0.9 million impairment for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2016, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following tables (in thousands):

	December 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Municipal bonds	$228	$(4)	$—	$—	$228	$(4)
Foreign debt	2,523	(180)	2,868	(475)	5,391	(655)
Corporate debt	6,939	(233)	2,168	(890)	9,107	(1,123)
Preferred stock	3,217	(121)	11,635	(826)	14,852	(947)
Mortgage-backed securities	51	(5)	—	—	51	(5)
Common stock	2,608	(202)	3,385	(1,636)	5,993	(1,838)
Total temporary impaired securities	$15,566	$(745)	$20,056	$(3,827)	$35,622	$(4,572)
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2015 are shown in the following tables (in thousands):

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
Preneed cemetery trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Investment income	$2,840	$2,562	$2,250
Realized gains	5,712	2,952	2,141
Realized losses	(2,789)	(3,671)	(6,559)
Expenses and taxes	(1,716)	(1,790)	(1,266)
Decrease (increase) in deferred preneed cemetery receipts held in trust	(4,047)	(53)	3,434
	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchases and sales of investments in the preneed cemetery trusts for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Purchases	$(53,443)	$(26,757)	$(25,643)
Sales	58,022	23,141	25,846
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2015 and 2016 were as follows (in thousands):

	December 31, 2015	December 31, 2016
Preneed funeral trust investments, at market value	$88,444	$91,980
Less: allowance for contract cancellation	(2,891)	(2,740)
Preneed funeral trust investments, net	$85,553	$89,240
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and some or all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including some or all investment income. As a result, when realized or unrealized losses of a trust result in the trust being under-funded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2016, none of our preneed funeral trust investments were under-funded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S. treasury debt, municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no other transfers between Levels 1 and 2 for the year ended December 31, 2016. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and fair market values associated with preneed funeral trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,787	$—	$—	$22,787
Fixed income securities:
U.S. treasury debt	1	1,491	21	(10)	1,502
Municipal bonds	2	447	17	(4)	460
Foreign debt	2	7,692	170	(677)	7,185
Corporate debt	2	21,454	1,566	(1,134)	21,886
Preferred stock	2	17,037	64	(970)	16,131
Mortgage-backed securities	2	1,165	400	(5)	1,560
Common stock	1	13,675	2,256	(1,850)	14,081
Mutual funds:
Fixed income	2	2,124	115	(66)	2,173
Other investments	2	3,463	—	—	3,463
Trust securities		$91,335	$4,609	$(4,716)	$91,228
Accrued investment income		$752			$752
Preneed funeral trust investments					$91,980
Market value as a percentage of cost					99.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$212
Due in one to five years	8,105
Due in five to ten years	6,276
Thereafter	34,131
Total fixed income securities	$48,724

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2015 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,458	$—	$—	$21,458
Fixed income securities:
U.S. treasury debt	1	1,492	24	(12)	1,504
Municipal bonds	2	478	—	(66)	412
Foreign debt	2	4,938	—	(711)	4,227
Corporate debt	2	24,787	133	(4,711)	20,209
Preferred stock	2	17,496	158	(914)	16,740
Mortgage-backed securities	2	273	4	(4)	273
Common stock	1	20,864	738	(3,114)	18,488
Mutual funds:
Fixed income	2	959	—	(82)	877
Other investments	2	3,598	—	(30)	3,568
Trust securities		$96,343	$1,057	$(9,644)	$87,756
Accrued investment income		$688			$688
Preneed funeral trust investments					$88,444
Market value as a percentage of cost					91.1%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. For the years ended December 31, 2015 and 2016, we recorded a $0.6 million and $0.9 million impairment for other-than-temporary declines in fair value related to unrealized losses on certain investments, respectively. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2016, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown the the following tables (in thousands):

	December 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$834	$(10)	$—	$—	$834	$(10)
Municipal bonds	244	(5)	—	—	244	(5)
Foreign debt	2,654	(186)	2,905	(490)	5,559	(676)
Corporate debt	6,977	(215)	2,234	(919)	9,211	(1,134)
Preferred stock	3,420	(128)	11,750	(842)	15,170	(970)
Mortgage-backed securities	55	(5)	11	(1)	66	(6)
Mutual funds:
Equity	2,795	(216)	3,390	(1,634)	6,185	(1,850)
Equity and other	—	—	—	—	—	—
Fixed income	97	(7)	644	(58)	741	(65)
Other investments	—	—	—	—	—	—
Total temporary impaired securities	$17,076	$(772)	$20,934	$(3,944)	$38,010	$(4,716)
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2015 are shown the the following tables (in thousands):

	December 31, 2015
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. debt	$—	$—	$1,504	$(12)	$1,504	$(12)
Municipal bonds	413	(66)	—	—	413	(66)
Foreign debt	3,763	(392)	416	(319)	4,179	(711)
Corporate debt	15,929	(3,294)	3,364	(1,417)	19,293	(4,711)
Preferred stock	10,623	(451)	5,338	(463)	15,961	(914)
Mortgage-backed securities	—	—	272	(4)	272	(4)
Mutual funds:
Equity	11,848	(1,959)	3,510	(1,154)	15,358	(3,113)
Fixed income	1	—	876	(82)	877	(82)
Other investments	—	—	42	(31)	42	(31)
Total temporary impaired securities	$42,577	$(6,162)	$15,322	$(3,482)	$57,899	$(9,644)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed funeral trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Investment income	$3,065	$2,819	$2,344
Realized gains	7,184	3,931	2,287
Realized losses	(2,313)	(3,979)	(6,642)
Expenses and taxes	(1,470)	(988)	(1,174)
Decrease (increase) in deferred preneed funeral receipts held in trust	(6,466)	(1,783)	3,185
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Purchases	$(57,297)	$(26,021)	$(26,457)
Sales	60,352	42,582	27,425
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At December 31, 2016, our total financed preneed receivables were $39.0 million, of which $28.7 million and $10.3 million were for cemetery interment rights and for merchandise and services, respectively. These amounts are presented on our consolidated balance sheet as $11.4 million in Accounts receivable and $27.6 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. At December 31, 2015, our total financed preneed receivables were $36.5 million, of which $26.8 million and $9.7 million were for cemetery interment rights and for merchandise and services, respectively. These amounts are presented on our consolidated balance sheet as $11.2 million in Accounts receivable and $25.3 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. The unearned finance charges associated with these receivables was $5.2 million and $5.7 million at December 31, 2015 and 2016, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.7% of the total receivables on recognized sales at December 31, 2016. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the years ending December 31, 2015 and 2016, the changes to the allowance for contract cancellations were as follows (in thousands):

	As of December 31,
	2015	2016
Beginning balance	$2,140	$1,765
Write-offs and cancellations	(1,462)	(1,332)
Provision	1,087	1,428
Ending balance	$1,765	$1,861
The aging of past due financing receivables as of December 31, 2016 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$674	$356	$233	$1,086	$2,349	$26,003	$28,352
Deferred revenue	310	112	86	316	824	9,810	10,634
Total contracts	$984	$468	$319	$1,402	$3,173	$35,813	$38,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aging of past due financing receivables as of December 31, 2015 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$758	$446	$225	$1,061	$2,490	$22,742	$25,232
Deferred revenue	273	207	103	335	918	10,380	11,298
Total contracts	$1,031	$653	$328	$1,396	$3,408	$33,122	$36,530
8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2015 and 2016, receivables from preneed trusts were as follows (in thousands):

	December 31, 2015	December 31, 2016
Preneed trust funds, at cost	$13,963	$14,658
Less: allowance for contract cancellation	(419)	(440)
Receivables from preneed trusts, net	$13,544	$14,218
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2015 and 2016. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2016 were as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2016
Cash and cash equivalents	$3,378	$3,378
Fixed income investments	8,809	8,809
Mutual funds and common stocks	2,455	2,463
Annuities	16	16
Total	$14,658	$14,666
The composition of the preneed trust funds at December 31, 2015 were as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2015
Cash and cash equivalents	$2,898	$2,898
Fixed income investments	8,423	8,426
Mutual funds and common stocks	2,626	2,625
Annuities	16	16
Total	$13,963	$13,965
9. CONTRACTS SECURED BY INSURANCE
Certain preneed funeral contracts are secured by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts secured by insurance policies totaled $324.0 million and $357.4 million at December 31, 2015 and 2016, respectively, and are not included on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2015 and 2016 were as follows (in thousands):

	December 31, 2015	December 31, 2016
Trust assets, at market value	$43,127	$46,889
Obligations due from trust	(711)	(599)
Care trusts’ corpus	$42,416	$46,290
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At December 31, 2016, none of our cemetery perpetual care trust investments were under-funded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2016. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2016 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,522	$—	$—	$6,522
Fixed income securities:
Municipal bonds	2	365	13	(3)	375
Foreign debt	2	5,100	99	(435)	4,764
Corporate debt	2	13,715	966	(821)	13,860
Preferred stock	2	11,323	5	(664)	10,664
Mortgage-backed securities	2	569	223	(3)	789
Common stock	1	8,259	1,382	(1,146)	8,495
Mutual funds:
Fixed income	2	855	76	—	931
Trust securities		$46,708	$2,764	$(3,072)	$46,400
Accrued investment income		$489			$489
Cemetery perpetual care investments					$46,889
Market value as a percentage of cost					99.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$119
Due in one to five years	4,073
Due in five to ten years	4,083
Thereafter	22,177
Total fixed income securities	$30,452

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. For both years ended December 31, 2015 and 2016, we recorded a $0.4 million impairment charge for other-than-temporary declines in fair value related to unrealized losses on certain investments.
At December 31, 2016, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses are temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following tables (in thousands):

	December 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Municipal bonds	$137	$(3)	$—	$—	$137	$(3)
Foreign debt	1,619	(120)	1,961	(315)	3,580	(435)
Corporate debt	4,679	(152)	1,439	(669)	6,118	(821)
Preferred stock	2,038	(77)	8,329	(587)	10,367	(664)
Mortgage-backed securities	31	(3)	—	—	31	(3)
Common stock	1,563	(121)	2,004	(1,025)	3,567	(1,146)
Total temporary impaired securities	$10,067	$(476)	$13,733	$(2,596)	$23,800	$(3,072)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2015 are shown in the following tables (in thousands):

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
Perpetual care trust investment security transactions recorded in Interest expense on our Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Realized gains	$3,468	$1,773	$872
Realized losses	(1,748)	(2,431)	(3,069)
Decrease (increase) in Care trusts’ corpus	(1,720)	658	2,197
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Investment income	$4,713	$5,315	$6,451
Realized gains (losses), net	1,112	436	(434)
Total	$5,825	$5,751	$6,017
Purchases and sales of investments in the perpetual care trusts for the years ended December 31, 2014, 2015 and 2016 were as follows (in thousands):

	Year ended December 31,
	2014	2015	2016
Purchases	$(38,413)	$(16,694)	$(16,546)
Sales	35,402	14,710	16,534
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13) are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value of the Convertible Notes issued in March 2014 was approximately $194.6 million at December 31, 2016 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement.
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:

•
Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, common stock and U.S. treasury debt;

•
Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include state obligations, municipal bonds, corporate debt, preferred stocks, foreign debt, mortgage-backed securities, fixed income mutual funds and other investments.

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2015 and 2016, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
12. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2015 and 2016 were as follows (in thousands):

	December 31, 2015	December 31, 2016
Prepaid agreements not-to-compete, net of accumulated amortization of $5,404 and $5,501, respectively	$1,912	$3,244
Tradenames	8,856	11,663
Other	210	50
Intangible and other non-current assets	$10,978	$14,957
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $349,000, $300,000 and $435,000 for the years ended December 31, 2014, 2015 and 2016, respectively. During the year ended December 31, 2016, we increased prepaid agreements not-to-compete by $1.6 million related to our 2016 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
Our tradenames have indefinite lives and therefore are not amortized. During the year ended December 31, 2016, we increased tradenames by approximately $3.0 million related to our 2016 acquisitions described in Note 3 to the Consolidated Financial Statements included herein. We recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale at September 30, 2016, as the carrying value exceeded its fair value. The impairment was recorded in Other, net on our Consolidated Statements of Operations. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual indefinite-lived intangible asset impairment test.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2015 and 2016 (in thousands):

	December 31, 2015	December 31, 2016
Revolving credit facility, secured, floating rate	$92,600	$67,700
Term loan, secured, floating rate	110,937	138,750
Acquisition debt	4,929	12,245
Debt issuance costs, net of accumulated amortization of $3,246 and $4,138, respectively	(1,445)	(1,270)
Less: current portion	(12,012)	(13,021)
Total long-term debt, net of current portion	$195,009	$204,404
As of December 31, 2016, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan, (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility matures on February 9, 2021 and is collateralized by all personal property and funeral home real property in certain states.
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
As of December 31, 2016, we had outstanding borrowings under the revolving credit facility of $67.7 million and approximately $138.8 million was outstanding on the term loan. We have one letter of credit issued and outstanding under the Credit Facility at December 31, 2016. The letter of credit was issued on November 30, 2016 for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company’s leverage ratio. As of December 31, 2016, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2016 was 2.8%.
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
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2015 and 2016. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2016, the leverage ratio was 2.92 to 1.00 and the fixed charge coverage ratio was 2.21 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear interest at 0% and are discounted at imputed interest rates ranging from 7.3% to 10.0%. We have one promissory note that bears interest at a rate of 8.0%. Original maturities range from five to twenty years. The increase in acquisition debt was primarily related to the $8.9 million of deferred purchase price payments for the funeral home businesses acquired in 2016.
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). Amortization of debt issuance costs related to our Credit Facility was approximately $0.5 million and $0.4 million for the years ended December 31, 2015 and 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively. Debt issuance costs are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2016 and thereafter are as follows (in thousands):

Years ending December 31,
2017	$13,021
2018	16,854
2019	16,918
2020	19,042
2021	148,379
2022 and thereafter	4,481
$218,695
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
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture. During the year ended December 31, 2016, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.025 per share to $0.05 per share. At December 31, 2016, the adjusted conversion rate of the Convertible Notes is 44.4108 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.52 per share of common stock.
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
Beginning January 1, 2016, debt issuance costs are retroactively reflected as a direct deduction from the carrying value of the related debt liability (refer herein to Note 1 to the Consolidated Financial Statements). The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 50 months of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the years ended December 31, 2015 and 2016 was 6.75% and 2.75%, respectively.
Equity issuance costs are included in APIC on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Convertible Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Convertible Notes. At December 31, 2016, the balance of our deferred tax liability related to our Convertible Notes was $8.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying values of the liability and equity components of the Convertible Notes at December 31, 2015 and 2016 are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2015	December 31, 2016
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(25,754)	(21,887)
Convertible Notes issuance costs, net of accumulated amortization of $858 and $1,359, respectively	(2,769)	(2,268)
Carrying value of the liability component	$115,227	$119,596

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $194.6 million at December 31, 2016.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million for both the years ended December 31, 2015 and 2016. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.5 million for both the years ended December 31, 2015 and 2016. Accretion of the discount on the Convertible Notes was approximately $3.5 million and $3.9 million for the years ended December 31, 2015 and 2016, respectively.
The aggregate maturities of our Convertible Notes for the five years subsequent to December 31, 2016 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2017	$—	$(4,328)	$(4,328)
2018	—	(4,844)	(4,844)
2019	—	(5,422)	(5,422)
2020	—	(6,068)	(6,068)
2021	143,750	(1,225)	142,525
	$143,750	$(21,887)	$121,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twelve years. Certain of these leases provide for an annual adjustment and contain options for renewal. Rent expense totaled $6.4 million, $6.5 million and $6.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. Assets acquired under capital leases are included in property, plant and equipment in our accompanying Consolidated Balance Sheets in the amount of $2.9 million in 2015 and $2.7 million in 2016, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below. At December 31, 2016, future minimum lease payments under non-cancelable lease agreements were as follows (in thousands):

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
Years ending December 31,
2017	$4,243	$483
2018	2,660	421
2019	2,380	388
2020	1,840	334
2021	1,446	334
Thereafter	566	2,996
Total future minimum lease payments	$13,135	$4,956
Less: amount representing interest (rates ranging from 7.0% to 10.0%)		(2,080)
Less: current portion of obligations under capital leases		(246)
Long-term obligations under capital leases		$2,630
Non-Compete, Consulting and Employment Agreements
We have various non-compete agreements with former owners and employees. These agreements are generally for one to ten years and provide for periodic future payments over the term of the agreements.
We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments.
We have employment agreements with certain of our executive officers and senior leadership. These agreements are generally for three or four years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.
At December 31, 2016, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment	Total
Years ending December 31,
2017	$2,407	$1,509	$1,720	$5,636
2018	1,326	680	119	2,125
2019	1,111	439	—	1,550
2020	881	301	—	1,182
2021	776	218	—	994
Thereafter	1,576	17	—	1,593
	$8,077	$3,164	$1,839	$13,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.6 million, $1.7 million and $1.8 million for 2014, 2015 and 2016, respectively. We do not offer any post-retirement or post-employment benefits.
Other Commitments
Effective April 30, 2016, we terminated an agreement to outsource the processing of transactions for our cemetery business and certain accounting activities. At that time, all transaction processing returned in-house and we retained most of the personnel of the service provider that resided in our home office. We believe that the costs associated with performing these formerly outsourced activities internally should, for the foreseeable future, be less than the costs we incurred under the outsourcing arrangement. For both years ended December 31, 2014 and 2015, we incurred costs of approximately $1.9 million, respectively for services rendered under this agreement, of which we paid approximately $1.0 million, each year, with the remainder paid by the Preneed cemetery trust investments portfolio. For the year ended December 31, 2016, we incurred costs of approximately $0.9 million for services rendered under this agreement, of which we paid approximately $0.6 million, with the remainder paid by the Preneed cemetery trust investments portfolio.
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
16. INCOME TAXES
The provision for income taxes from continuing operations for the years ended December 31, 2014, 2015 and 2016 consisted of (in thousands):

	Year Ended December 31,
	2014	2015	2016
Current:
U. S. federal provision	$1,188	$9,840	$6,609
State provision	772	862	1,195
Total current provision	$1,960	$10,702	$7,804
Deferred:
U. S. federal provision	$5,117	$1,928	$3,475
State provision	178	1,107	1,381
Total deferred provision	$5,295	$3,035	$4,856
Total income tax provision	$7,255	$13,737	$12,660
A reconciliation of taxes from continuing operations calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2014, 2015 and 2016 is as follows (dollars in thousands):

	Year Ended December 31,
	2014		2015		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$7,719	34.0%	$12,105	35.0%	$11,300	35.0%
Effect of state income taxes, net of federal benefit	831	3.7	1,618	4.7	1,127	3.5
Effect of non-deductible expenses and other, net	583	2.6	155	0.4	213	0.7
Change in valuation allowance	(138)	(0.6)	(141)	(0.4)	20	0.1
Reduction for tax year 2011 federal audit	(1,740)	(7.7)	—	—	—	—
Total	$7,255	32.0%	$13,737	39.7%	$12,660	39.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 1, 2014, we received notification that the IRS completed its examination of our tax year ended December 31, 2011. As a result, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability by $7.3 million. This change resulted in a tax benefit recognized in the amount of $1.7 million which reduced our effective tax rate for the year ended December 31, 2015. The remainder of the re-measurement resulted in an increase to Deferred tax liability in the amount of $5.6 million. Additionally, we recognized a credit to interest expense of $0.6 million related to the settled portion of the uncertain tax position.
On August 15, 2016, we settled an open examination with the California Franchise Tax Board. As a result of paying the final assessment, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.2 million. On August 29, 2016, we received notification that the IRS completed its examination of our tax year ended December 31, 2013. As a result, we re-measured our tax liability for unrecognized tax benefits reflecting a reduction to our liability of $0.6 million, which resulted in an increase to Deferred tax liability in the amount of $0.6 million.
The following table summarizes our unrecognized tax benefit as of December 31, 2015 and 2016 (in thousands):

	December 31, 2015	December 31, 2016
Unrecognized tax benefit	$814	$—
Interest accrued on unrecognized tax benefits	$44	$—
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2015 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2015	2016
Deferred income tax assets:
Net operating loss carryforwards	$2,132	$1,947
Tax credit carryforwards	133	135
State bonus depreciation	993	373
Accrued liabilities and other	9,949	11,163
Amortization of non-compete agreements	897	1,433
Preneed liabilities, net	10,324	9,315
Total deferred income tax assets	24,428	24,366
Less valuation allowance	(189)	(209)
Total deferred income tax assets	$24,239	$24,157
Deferred income tax liabilities:
Amortization and depreciation	$(48,318)	$(55,461)
Convertible subordinated notes due 2021	(10,184)	(8,636)
Prepaids and other	(1,436)	(615)
Total deferred income tax liabilities	(59,938)	(64,712)
Total net deferred tax liabilities	$(35,699)	$(40,555)
Current deferred tax asset	$4,257	$—
Non-current deferred tax liabilities	(39,956)	(40,555)
Total net deferred tax liabilities	$(35,699)	$(40,555)
Beginning January 1, 2016, we adopted the FASB’s guidance on Balance Sheet Classification of Deferred Taxes, which simplifies deferred tax reporting on the balance sheet and requires all deferred tax assets and liabilities, along with related valuation allowances will be classified as non-current on the balance sheet. The guidance was applied prospectively and all deferred tax assets and liabilities, along with our valuation allowance are now classified as non-current at December 31, 2016.
At December 31, 2015, our current deferred tax asset is included in Other current assets and the non-current deferred tax liability is disclosed on a separate line item on our Consolidated Balance Sheets. At December 31, 2016, our total net deferred tax liability is disclosed as a separate line item on our Consolidated Balance Sheets and is classified as a non-current liability.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized a net increase of approximately $20,000 in our valuation allowance during 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For federal income tax reporting purposes, we have no net operating loss carryforwards. For state reporting purposes, we have approximately $43.2 million of net operating loss carryforwards that will expire between 2017 and 2036, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2016 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets. During 2016, the re-measurement of the tax liability for unrecognized tax benefits arising from the finalization of our IRS and California Franchise Tax Board exams, resulted in an $0.8 million reduction to our liability related to uncertain tax positions.
We do not have any unrecognized tax benefits recorded as of December 31, 2016 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Unrecognized tax benefit at beginning of year	$7,832	$515	$814
Reductions based on tax positions related to the prior year	—	—	(17)
Reductions for tax year 2011 federal audit	(7,310)	—	(568)
Additions (reductions) based on tax positions related to the current year	—	299	(229)
Reductions as a result of a lapse of the applicable statute of limitations	(7)	—	—
Unrecognized tax benefit at end of year	$515	$814	$—
Our federal income tax returns for 2014 and 2015 are open tax years that may be examined by the IRS.
17. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 22,490,855 and 22,497,873 shares issued and outstanding, net of 5,849,316 shares held in treasury at par, at December 31, 2016 and 2015, respectively.
Stock Based Compensation Plans
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). At December 31, 2016, we had one stock benefit plan in effect, the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”), under which restricted stock, stock options and performance awards have been granted or remain outstanding. The Amended and Restated 2006 Plan expires on May 24, 2022. The expiration and termination of these plans does not affect the options previously issued and outstanding.
The status of the Amended and Restated 2006 Plan at December 31, 2016 is as follows (shares in thousands):

	Shares Reserved	Shares Available to Issue	Options Outstanding
Amended and Restated 2006 Plan	5,000	1,126	1,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
Employee stock options have historically been granted annually, as approved by the Compensation Committee of the Board. The options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted under this plan have either five, seven or ten-year terms. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average of assumptions, based on the methods described above for the years ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
Dividend yield	0.50%	0.44%	0.50%
Expected volatility	33.34%	32.62%	31.21%
Risk-free interest rate	0.99%	1.13%	1.23%
Expected holding period (years)	3.7	3.6	5.0
During the first quarter of 2016, we granted 235,500 options to certain officers and key employees at an option price of $20.06. These options will vest in one-fifth increments over a five year period and have a ten year term. The fair value of these stock options is approximately $1.3 million. During the third quarter of 2016, we canceled 146,100 options related to the retirement of a former executive. In 2015, a total of 628,000 stock options were awarded, the fair value of which is approximately $3.7 million. In 2014, a total of 803,700 stock options were awarded, the fair value of which is approximately $4.1 million.
A summary of the stock options at December 31, 2014, 2015 and 2016 and changes during the three years ended December 31, 2016 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2014		2015		2016
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	766	$13.03	1,381	$17.07	1,695	$18.95
Adjustment to beginning balance	—	$—	—	$—	18	$18.94
Granted	804	$20.20	653	$22.66	236	$20.06
Exercised	(68)	$5.47	(110)	$14.36	(112)	$13.76
Canceled or expired	(121)	$18.80	(229)	$20.39	(187)	$21.30
Outstanding at end of year	1,381	$17.07	1,695	$18.95	1,650	$19.18
Exercisable at end of year	329	$10.97	583	$15.00	1,106	$18.21
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2016 was $15.6 million and $11.5 million, respectively. The total intrinsic value of options exercised during 2014, 2015 and 2016 totaled $1.0 million, $1.1 million and $1.2 million, respectively.
The total fair value of stock options vested during 2014, 2015 and 2016 totaled approximately $0.8 million, $1.8 million and $2.8 million, respectively. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $1.6 million, $2.4 million and $1.7 million in 2014, 2015 and 2016, respectively. The significant decrease in expense for the year ended December 31, 2016 as compared to 2015 was due to the cancellation of options for the retirement of a former executive which resulted in a decrease of approximately $0.2 million and the full vesting of a grant in the second quarter of 2016 resulting in a decrease of approximately $0.3 million.
As of December 31, 2016, there was $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table further describes our outstanding stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/16	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/16	Weighted-Average Exercise Price
$4.78 - $5.94	105,603	4.50	$5.66	105,603	$5.66
$16.73 - $20.06	569,400	5.30	$17.84	380,000	$16.73
$20.26 - $22.58	974,943	3.60	$21.43	620,877	$21.26
$4.78 - $22.58	1,649,946	4.89	$19.18	1,106,480	$18.21
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our employee stock purchase plan (“ESPP”). Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of a quarter) or the actual date of purchase (end of quarter). In 2016, employees purchased a total of 44,774 shares at a weighted average price of $19.48 per share. In 2015, employees purchased a total of 44,074 shares at a weighted average price of $17.17 per share. In 2014, employees purchased a total of 55,877 shares at a weighted average price of $15.50 per share. Pre-tax compensation expense for the ESPP totaling approximately $260,000, $197,000, and $234,000 was expensed in 2014, 2015 and 2016, respectively.
The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2014	2015	2016
Dividend yield	0.6%	0.4%	0.6%
Expected volatility	33%	24%	25%
Risk-free interest rate	0.07%, 0.09%,0.11%, 0.13%	0.02%, 0.11%,0.18%, 0.25%	0.22%, 0.49%,0.55%, 0.61%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Restricted Stock
From time to time, we issue shares of restricted stock to certain officers, key employees and directors of the Company from our Amended and Restated 2006 Plan. The restricted stock issued to officers and key employees vest in either 25% or 33.33% increments over four or three year terms, respectively. During the first quarter of 2016, we issued restricted stock totaling 16,900 to certain employees that vest over a three year period and had an aggregate grant date market value of approximately $0.3 million. A summary of the status of unvested restricted stock as of December 31, 2016, and changes during 2016, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	202	$20.64
Awards	18	20.27
Vestings	(66)	20.78
Cancellations	(91)	20.17
Unvested at December 31, 2016	63	$21.07
Related to the vesting of restricted stock awards previously awarded to our officers and key employees, we recorded pre-tax compensation expense, which is included in general, administrative and other expenses, totaling $1.8 million for the year ended December 31, 2014, $1.5 million for the year ended December 31, 2015 and $0.7 million for the year ended December 31, 2016. The significant decrease in expense for the year ended December 31, 2016 as compared to 2015 was due to the cancellation of 50,000 unvested restricted stock for a former executive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016, we had $1.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.4 years.
Performance Awards
During the first quarter of 2016, we granted 73,700 performance awards to certain officers and key employees, payable in shares. These awards will vest (if at all) on December 31, 2020 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Consolidated Earnings Before Interest Tax Depreciation and Amortization) and Relative Shareholder Return performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 25% of the award and the Relative Shareholder Return performance represents 75% of the award. The fair value of these performance awards granted during the first quarter of 2016 was approximately $1.6 million. The pre-tax compensation expense associated with these awards for the year ended December 31, 2016 was approximately 221,000. During the third quarter of 2016, we canceled 14,200 performance awards related to the retirement of a former executive.
The fair value of the performance awards are estimated on the date of the grant using a Monte-Carlo simulation pricing model with the following assumptions:

February 23, 2016
Performance period	January 1, 2016 - December 31, 2020
Simulation period (years)	4.86
Share price at grant date	$20.06
Expected volatility	31.2%
Risk-free interest rate	1.21%
Forfeiture rate	2.0%
Director Compensation Plans
On May 17, 2016, our Board approved a new Director Compensation Policy, which provides for the following: (i) each independent director is entitled to an annual retainer of $75,000, payable in quarterly installments of $18,750 each at the end of the quarter; and (ii) the Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. Any new independent director will receive upon admission to the Board a grant of $25,000 (in addition to the independent director annual retainer prorated at the time the new director is admitted to the Board) which can be taken in cash or restricted shares of our common stock. The number of shares of such common stock will be determined by dividing the cash amount by the closing price of our common stock on the date of grant, which will be the date of admission to the Board. Such common stock, will vest (based on continued service on the Board) 50% immediately and 25% on the first and second anniversaries of admission. Prior to the approval of the new Director Compensation Policy, there was one meeting during the second quarter of 2016 for which the directors were paid under the previous policy.
On August 9, 2016, Richard W. Scott resigned from our Board. At the time of his resignation, Mr. Scott was serving as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. On the same day, the Board voted James R. Schenck to serve as a Class 1 Director until the 2018 annual meeting of shareholders. Mr. Schenck was appointed to serve as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. Concurrently with the appointment, the Board granted Mr. Schenck 1,061 shares of the Company’s common stock under our Director Compensation Policy, which such grant was valued at approximately $25,000 based on the closing price on the grant date. One-half of these shares vested immediately upon grant, and the remaining one-half of the shares will vest equally on August 9, 2017 and August 9, 2018.
We recorded approximately $0.8 million, $0.7 million and $0.4 million of pre-tax compensation expense, which is included in general, administrative and other expenses, in the years ended 2014, 2015 and 2016, respectively, related to the director fees and annual retainers.
Cash Dividends
Our Board declared two quarterly dividends of $0.025 per share and two quarterly dividends of $0.05 per share, totaling approximately $2.5 million. The two dividends of $0.025 per share were paid on March 1, 2016 and June 1, 2016 and the two dividends of $0.05 per share were paid on September 1, 2016 and December 1, 2016. During 2015, we paid four quarterly dividends of $0.025 per share, totaling approximately $1.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2015	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(563)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	563
Balance at December 31, 2016	$—
18. SHARE REPURCHASE PROGRAM
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares may be purchased from time to time in the open market or in privately negotiated transactions. Purchases will be at times and in amounts as management deems appropriate based on factors such as market conditions, legal requirements and other business considerations. During the year ended December 31, 2016, we did not repurchase any shares of common stock pursuant to this share repurchase program.
During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, at an average cost of $23.34 per share under a previous share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2014, 2015 and 2016:

	Year Ended December 31,
	2014	2015	2016
	(in thousands, except per share data)
Numerator for basic earnings per share:
Numerator from continuing operations
Income from continuing operations	$15,446	$20,853	$19,581
Less: Earnings allocated to unvested restricted stock	(295)	(257)	(89)
Income attributable to continuing operations	$15,151	$20,596	$19,492

Numerator from discontinued operations
Income from discontinued operations	$392	$—	$—
Less: Earnings allocated to unvested restricted stock	(8)	—	—
Income attributable to discontinued operations	$384	$—	$—

Numerator for diluted earnings per share:
Income attributable to continuing operations	$15,151	$20,596	$19,492
Income attributable to discontinuing operations	$384	$—	$—

Denominator
Denominator for basic earnings per common share - weighted average shares outstanding	18,108	17,791	16,515
Effect of dilutive securities:
Stock options	149	246	454
Convertible subordinated notes	—	276	491
Denominator for diluted earnings per common share - weighted average shares outstanding	18,257	18,313	17,460

Basic earnings per common share:
Continuing operations	$0.84	$1.16	$1.18
Discontinued operations	0.02	—	—
Basic earnings per common share	$0.86	$1.16	$1.18

Diluted earnings per common share:
Continuing operations	$0.83	$1.12	$1.12
Discontinued operations	0.02	—	—
Diluted earnings per common share	$0.85	$1.12	$1.12

The fully diluted weighted average shares outstanding for the years ended December 31, 2015 and 2016, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million and 0.5 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. There were no shares that would have been issued upon conversion under the if-converted method for our convertible subordinated notes for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2014, 2015 and 2016.
20. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues from continuing operations, income (loss) from continuing operations before income taxes, total assets, long-lived assets, depreciation and amortization, capital expenditures, number of operating locations, interest expense and income tax expense (benefit) by segment:

	Funeral	Cemetery	Corporate	Consolidated
	(in thousands, except number of operating locations)
Revenues from continuing operations:
2016	$189,401	$58,799	$—	$248,200
2015	185,818	56,684	—	242,502
2014	173,735	52,389	—	226,124
Income (loss) from continuing operations before income taxes:
2016	$61,163	$18,400	$(47,322)	$32,241
2015	58,404	17,492	(41,306)	34,590
2014	53,385	15,180	(45,864)	22,701
Total assets:
2016	$634,145	$241,621	$9,303	$885,069
2015	591,389	229,479	12,271	833,139
2014	568,842	240,009	18,677	827,528
Long-lived assets:
2016	$509,361	$89,767	$2,548	$601,676
2015	472,419	89,866	3,370	565,655
2014	437,735	88,467	1,835	528,037
Depreciation and amortization
2016	$8,891	$5,028	$1,502	$15,421
2015	7,614	4,420	1,746	13,780
2014	6,841	3,704	1,378	11,923
Capital expenditures:
2016	$17,411	$4,962	$731	$23,104
2015	27,654	5,332	2,838	35,824
2014	16,804	5,606	1,265	23,675
Number of operating locations at year end:
2016	170	32	—	202
2015	167	32	—	199
2014	164	32	—	196
Interest expense:
2016	$826	$3	$10,909	$11,738
2015	577	8	9,974	10,559
2014	316	17	9,975	10,308
Income tax expense (benefit)
2016	$24,019	$7,226	$(18,585)	$12,660
2015	23,195	6,947	(16,405)	13,737
2014	17,061	4,851	(14,657)	7,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2015 and 2016 is as follows (in thousands):

	December 31,
	2015	2016
Other current assets:
Deferred taxes	$4,256	$—
Income tax receivables	279	1,932
Other current assets	172	102
Total other current assets	$4,707	$2,034

Current portion of long-term debt and capital lease obligations
Term note	$10,938	$11,250
Acquisition debt	$1,075	$1,771
Capital leases	$223	$246
Total current portion of long-term debt and capital lease obligations	$12,236	$13,267

Other current liabilities:
Income taxes payable	$387	$509
Deferred rent	137	208
Total other current liabilities	$524	$717

Accrued liabilities:
Accrued salaries and wages	$2,383	$4,005
Accrued incentive compensation	5,862	8,237
Accrued vacation	2,239	2,305
Accrued insurance	2,246	1,726
Accrued interest	1,295	1,235
Accrued ad valorem and franchise taxes	604	981
Accrued commissions	470	543
Other accrued liabilities	1,442	1,059
Total accrued liabilities	$16,541	$20,091

Other long term liabilities:
Deferred rent	$1,405	$1,207
Incentive compensation	2,505	575
Reserve for uncertain tax positions	814	—
Contingent consideration	763	785
Other long term liabilities	44	—
Total other long term liabilities	$5,531	$2,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues and Field costs and expenses
The detail of certain income statement accounts for the years ended December 31, 2014, 2015 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Revenues:
Goods
Funeral	$66,877	$71,399	$72,002
Cemetery	32,300	35,479	37,678
Total goods	$99,177	$106,878	$109,680
Services
Funeral	$97,375	$104,969	$108,622
Cemetery	10,556	11,178	11,269
Total services	$107,931	$116,147	$119,891
Financial revenue
Preneed funeral commission income	$2,036	$1,484	$1,429
Preneed funeral trust earnings	7,447	7,966	7,348
Cemetery trust earnings	8,123	8,440	8,004
Cemetery finance charges	1,410	1,587	1,848
Total financial revenue	$19,016	$19,477	$18,629
Total revenues	$226,124	$242,502	$248,200

Field costs and expenses:
Goods
Funeral	$54,421	$56,819	$56,787
Cemetery	23,800	24,600	26,199
Total goods	$78,221	$81,419	$82,986
Services
Funeral	$49,357	$51,236	$52,595
Cemetery	6,860	6,924	7,081
Total services	$56,217	$58,160	$59,676
Financial expenses
Preneed funeral commissions	$1,078	$1,031	$747
Trust administration fees	249	353	378
Total financial expenses	$1,327	$1,384	$1,125
Total field costs and expenses	$135,765	$140,963	$143,787
The Field costs and expenses, for purposes of this supplemental disclosure, include only costs and expenses that are directly allocable between the goods, services and financial categories in the funeral and cemetery segments. Depreciation and amortization and Regional and unallocated funeral and cemetery costs are not included in this disclosure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2015 and 2016 (in thousands, except earnings per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$63,331	$61,865	$60,140	$62,864
Gross profit	21,303	18,807	18,228	21,312
Net income	$4,571	$5,200	$5,683	$4,127
Basic earnings per common share: (a)	$0.27	$0.31	$0.34	$0.25
Diluted earnings per common share: (a)	$0.27	$0.30	$0.33	$0.22

2015
Revenues	$63,253	$59,261	$58,378	$61,610
Gross profit	22,209	18,248	17,360	19,691
Net income	$6,418	$4,557	$4,444	$5,434
Basic earnings per common share: (a)	$0.35	$0.25	$0.25	$0.32
Diluted earnings per common share: (a)	$0.34	$0.24	$0.24	$0.31

(a)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for 2015 and 2016 due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2015	2016
Cash paid for interest and financing costs	$8,894	$9,159	$10,366
Cash paid for taxes	2,674	8,283	10,874
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	8,219	4,879	3,275
Restricted common stock withheld for payroll taxes	1,305	1,580	580
Net withdrawals (deposits) from / into preneed funeral trusts	(418)	12,054	(3,687)
Net withdrawals (deposits) from / into preneed cemetery trusts	1	8,681	(6,405)
Net withdrawals (deposits) from / into perpetual care trusts	1,857	5,543	(3,762)
Net increase in preneed receivables	(1,731)	(1,714)	(2,385)
Net deposits of receivables into preneed trusts	(1,643)	(735)	(674)
Net change in preneed funeral receivables increasing deferred revenue	677	483	1,450
Net change in preneed cemetery receivables decreasing deferred revenue	(374)	(154)	(2,090)
Net (withdrawals) deposits from / into preneed funeral trust accounts (decreasing) increasing deferred preneed funeral receipts held in trust	418	(12,054)	3,687
Net (withdrawals) deposits from / into preneed cemetery trust accounts (decreasing) increasing deferred cemetery receipts held in trust	(1)	(8,681)	6,405
Net (withdrawals) deposits from / into perpetual care trust accounts (decreasing) increasing care trusts’ corpus	(1,901)	(5,726)	3,874

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2014:
Allowance for bad debts, current portion	$847	$1,705	$1,425	$1,127
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$1,825	$1,284	$770	$2,339
Employee severance accruals	$249	$681	$714	$216
Litigation reserves	$17	$—	$14	$3
Valuation allowance of the deferred tax asset	$468	$—	$138	$330

Year ended December 31, 2015:
Allowance for bad debts, current portion	$1,127	$966	$1,039	$1,054
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,339	$712	$1,009	$2,042
Employee severance accruals	$216	$698	$634	$280
Litigation reserves	$3	$—	$3	$—
Valuation allowance of the deferred tax asset	$330	$—	$141	$189

Year ended December 31, 2016:
Allowance for bad debts, current portion	$1,054	$1,155	$1,138	$1,071
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,042	$943	$819	$2,166
Employee severance accruals	$280	$3,641	$2,404	$1,517
Valuation allowance of the deferred tax asset	$189	$20	$—	$209

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective, as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2016, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer, Chief Accounting Officer and Secretary
February 23, 2017

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2016, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,649,946	$19.18	1,125,765
Equity compensation plans not approved by security holders	—	—	—
Total	1,649,946	$19.18	1,125,765

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	96
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2017 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

10.13	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Agreement with Shawn R. Phillips dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Letter with Shawn R. Phillips dated March 14, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.17	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.18	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.19
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

10.20
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

10.21	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012. †

10.22	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.23	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

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

10.26	Form of Employee Performance Award Agreement. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2015. †

10.27
Retirement and Release Agreement dated effective September 30, 2016 between Carriage Services, Inc. and David J. DeCarlo. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016. †

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 23, 2017

/s/ Viki K. Blinderman	Senior Vice President, Principal Financial Officer, Chief Accounting Officer and Secretary	February 23, 2017
Viki K. Blinderman
(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	February 23, 2017
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Director	February 23, 2017
Donald D. Patteson Jr.

/s/ James R. Schenck	Director	February 23, 2017
James R. Schenck

/s/ Barry K. Fingerhut	Director	February 23, 2017
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	February 23, 2017
Bryan D. Leibman

EXHIBIT INDEX

Exhibit No.	Description

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

10.13	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Agreement with Shawn R. Phillips dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Letter with Shawn R. Phillips dated March 14, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.17	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.18	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.19
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014.†

10.20
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

10.21	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012. †

10.22	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.23	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

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

10.26	Form of Employee Performance Award Agreement. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2015. †

10.27
Retirement and Release Agreement dated effective September 30, 2016 between Carriage Services, Inc. and David J. DeCarlo. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016. †

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.