Form 10-Q
period 2017-03-31
CARRIAGE SERVICES INC
filed 2017-04-26
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 21, 2017 was 16,703,351.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2016	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$806
Accounts receivable, net of allowance for bad debts of $1,071 in 2016 and $1,057 in 2017	18,860	17,712
Inventories	6,147	6,313
Prepaid expenses	2,640	2,426
Other current assets	2,034	106
Total current assets	32,967	27,363
Preneed cemetery trust investments	69,696	69,975
Preneed funeral trust investments	89,240	89,104
Preneed receivables, net of allowance for bad debts of $2,166 in 2016 and $2,132 in 2017	30,383	30,839
Receivables from preneed trusts	14,218	14,652
Property, plant and equipment, net of accumulated depreciation of $110,509 in 2016 and $113,325 in 2017	235,113	234,416
Cemetery property, net of accumulated amortization of $34,194 in 2016 and $34,961 in 2017	76,119	76,543
Goodwill	275,487	275,487
Intangible and other non-current assets	14,957	14,878
Cemetery perpetual care trust investments	46,889	47,716
Total assets	$885,069	$880,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,267	$14,265
Accounts payable	10,198	7,419
Other liabilities	717	3,285
Accrued liabilities	20,091	11,394
Total current liabilities	44,273	36,363
Long-term debt, net of current portion	137,862	133,741
Revolving credit facility	66,542	64,011
Convertible subordinated notes due 2021	119,596	120,760
Obligations under capital leases, net of current portion	2,630	2,580
Deferred preneed cemetery revenue	54,631	55,156
Deferred preneed funeral revenue	33,198	33,981
Deferred tax liability	40,555	40,717
Other long-term liabilities	2,567	1,798
Deferred preneed cemetery receipts held in trust	69,696	69,975
Deferred preneed funeral receipts held in trust	89,240	89,104
Care trusts’ corpus	46,290	47,250
Total liabilities	707,080	695,436
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,490,855 and 22,552,667 shares issued at December 31, 2016 and March 31, 2017, respectively	225	226
Additional paid-in capital	215,064	215,527
Retained earnings	22,966	30,050
Treasury stock, at cost; 5,849,316 shares at December 31, 2016 and March 31, 2017	(60,266)	(60,266)
Total stockholders’ equity	177,989	185,537
Total liabilities and stockholders’ equity	$885,069	$880,973
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2017
Revenues:
Funeral	$49,302	$54,211
Cemetery	14,029	13,946
	63,331	68,157
Field costs and expenses:
Funeral	27,781	30,429
Cemetery	7,862	8,211
Depreciation and amortization	3,336	3,471
Regional and unallocated funeral and cemetery costs	3,049	2,954
	42,028	45,065
Gross profit	21,303	23,092
Corporate costs and expenses:
General, administrative and other	9,247	6,847
Home office depreciation and amortization	398	376
	9,645	7,223
Operating income	11,658	15,869
Interest expense	(2,851)	(3,029)
Accretion of discount on convertible subordinated notes	(927)	(1,037)
Loss on early extinguishment of debt	(567)	—
Other, net	305	3
Income before income taxes	7,618	11,806
Provision for income taxes	(3,047)	(4,722)
Net income	$4,571	$7,084

Basic earnings per common share:	$0.27	$0.42
Diluted earnings per common share:	$0.27	$0.39

Dividends declared per common share	$0.025	$0.050

Weighted average number of common and common equivalent shares outstanding:
Basic	16,459	16,597
Diluted	16,650	18,082
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net income	$4,571	$7,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,734	3,847
Provision for losses on accounts receivable	523	389
Stock-based compensation expense	1,297	836
Deferred income tax expense	379	162
Amortization of deferred financing costs	221	203
Accretion of discount on convertible subordinated notes	927	1,037
Loss on early extinguishment of debt	567	—
Net (gain) loss on sale and disposal of other assets	(187)	155

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(479)	303
Inventories and other current assets	(727)	1,976
Intangible and other non-current assets	230	80
Preneed funeral and cemetery trust investments	7,560	(1,404)
Accounts payable	(1,755)	(2,778)
Accrued and other liabilities	344	(6,142)
Deferred preneed funeral and cemetery revenue	(568)	1,308
Deferred preneed funeral and cemetery receipts held in trust	(6,404)	1,103
Net cash provided by operating activities	10,233	8,159

Cash flows from investing activities:
Acquisitions and land for new construction	(2,685)	—
Net proceeds from the sale of other assets	555	—
Capital expenditures	(3,595)	(3,730)
Net cash used in investing activities	(5,725)	(3,730)

Cash flows from financing activities:
Borrowings from the revolving credit facility	11,500	18,800
Payments against the revolving credit facility	(50,100)	(21,400)
Borrowings from the term loan	39,063	—
Payments against the term loan	(2,813)	(2,813)
Payments on other long-term debt and obligations under capital leases	(321)	(368)
Payments on contingent consideration recorded at acquisition date	—	(101)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	228	315
Taxes paid on restricted stock vestings and exercise of non-qualified options	(491)	(509)
Dividends paid on common stock	(415)	(833)
Payment of loan origination costs related to the credit facility	(717)	—
Excess tax deficiency of equity compensation	(106)	—
Net cash used in financing activities	(4,172)	(6,909)

Net increase (decrease) in cash and cash equivalents	336	(2,480)
Cash and cash equivalents at beginning of period	535	3,286
Cash and cash equivalents at end of period	$871	$806

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states.
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers both on an at-need and preneed basis.
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2016 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Cemetery interment rights are recorded as revenue in accordance with the accounting provisions for real estate sales. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the interment right contract price. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $1.0 million and $0.8 million for the three months ended March 31, 2016 and 2017, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of March 31, 2017, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Accounts receivable included approximately $8.7 million and $7.4 million of funeral receivables at December 31, 2016 and March 31, 2017, respectively, and $9.9 million and $10.1 million of cemetery receivables at December 31, 2016 and March 31, 2017, respectively. Accounts receivable also included minor amounts of other receivables. Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Non-current preneed receivables consisted of approximately $7.8 million and $8.0 million of funeral receivables at December 31, 2016 and March 31, 2017, respectively, and $22.6 million and $22.8 million of cemetery receivables at December 31, 2016 and March 31, 2017, respectively. Bad debt expense totaled approximately $0.5 million and $0.4 million for the three months ended March 31, 2016 and 2017, respectively.
Property, Plant and Equipment
Property, plant and equipment (including equipment under capital leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant and equipment (including equipment under capital leases) is computed based on the straight-line method.
Property, plant and equipment was comprised of the following at December 31, 2016 and March 31, 2017:

	December 31, 2016	March 31, 2017
	(in thousands)
Land	$73,744	$73,264
Buildings and improvements	195,214	196,670
Furniture, equipment and automobiles	76,664	77,807
Property, plant and equipment, at cost	345,622	347,741
Less: accumulated depreciation	(110,509)	(113,325)
Property, plant and equipment, net	$235,113	$234,416
We recorded depreciation expense of approximately $2.7 million and $3.1 million for the three months ended March 31, 2016 and 2017, respectively. During the first quarter of 2016, we acquired real estate for $2.7 million for funeral home expansion projects.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. The funeral segment reporting units consist of our East, Central and West regions in the United States. Goodwill is tested annually for impairment by assessing the fair value of each of our reporting units, using information as of August 31st each year. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise. We conducted qualitative assessments in 2014 and 2015; however, for our 2016 annual impairment test, we performed the two-step goodwill quantitative impairment test.
Effective January 1, 2017, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”), Intangibles (Topic 350): Goodwill and Other. The guidance simplifies subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test, which should reduce the cost and complexity of evaluating goodwill for impairment. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three months ended March 31, 2016 and 2017.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we grant restricted stock, stock options and performance awards. We also have an employee stock purchase plan (“ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period. Fair value is determined on the date of the grant.
The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards related to Relative Shareholder Return performance is determined using a Monte-Carlo simulation pricing model. The fair value of the performance awards related to internal performance metrics is determined using the stock price on the grant date. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
Effective January 1, 2017, we adopted the FASB’s ASU, Compensation: (Topic 718): Stock Compensation. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
The guidance requires that previously unrecognized excess tax benefits should be recognized on a modified retrospective basis. Entities are required to record a deferred tax asset for previously unrecognized excess tax benefits outstanding as of the beginning of the annual period of adoption, with a cumulative-effect adjustment to retained earnings. At January 1, 2017, we performed an analysis for unrecognized excess tax benefits and deficiencies and determined that there were no adjustments to retained earnings, as there are no unrecognized excess tax benefits.
The guidance also requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement on a prospective basis. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. For the three months ended March 31, 2017, the excess tax benefits related to share-based payments were immaterial to our Consolidated Financial Statements. In addition, excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.
The guidance also allows for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.
The guidance also requires that the presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and applied retrospectively. This resulted in $0.5 million of employee taxes paid from withheld shares being presented as financing activities on our Consolidated Statement of Cash Flows for both the three months ended March 31, 2016 and 2017. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
We adopted all of the provisions of this amendment in accordance with the transition requirements and it did not have a material effect on our Consolidated Financial Statements.
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

Income tax expense was $3.0 million for the three months ended March 31, 2016 compared to $4.7 million for the three months ended March 31, 2017. We recorded income taxes at the estimated effective rate of 40.0% for both the three months ended March 31, 2016 and 2017.
Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2017 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Revenue Recognition
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers (Topic 606). FASB Accounting Standards Codification (“ASC”) Topic 606 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018.
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
Business Combinations
In January 2017, the FASB issued ASU, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU applies to all entities that must determine whether they have acquired or sold a business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, including the interim periods within those periods, with earlier application permitted. Our adoption of this ASU for our fiscal year beginning January 1, 2018 is not expected to have a material effect on our Consolidated Financial Statements.

Cash Flows
In August 2016, the FASB issued ASU, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement.
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
Financial Instruments
In January 2016, the FASB issued ASU, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and apply to all entities that hold financial assets or owe financial liabilities. The amendments in this ASU also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. That impairment assessment is similar to the qualitative assessment for long-lived assets, goodwill, and indefinite-lived intangible assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with earlier application permitted for financial statements that have not been issued. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The main objective of the ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This amendment replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2020 and are currently evaluating the impact the adoption of this new accounting standard will have on our Consolidated Financial Statements.
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

3.    PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed cemetery contracts are secured by payments from customers, less retained amounts not required to be deposited into trust. Preneed cemetery trust investments can be reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2016 and March 31, 2017 were as follows (in thousands):

	December 31, 2016	March 31, 2017
Preneed cemetery trust investments, at market value	$71,834	$72,109
Less: allowance for contract cancellation	(2,138)	(2,134)
Preneed cemetery trust investments, net	$69,696	$69,975
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2017, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2017. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,100	$—	$—	$9,100
Fixed income securities:
Municipal bonds	2	494	8	(33)	469
Foreign debt	2	6,121	235	(420)	5,936
Corporate debt	2	19,699	1,161	(1,027)	19,833
Preferred stock	2	16,224	34	(728)	15,530
Mortgage-backed securities	2	1,068	336	(13)	1,391
Common stock	1	17,228	2,708	(2,206)	17,730
Mutual funds:
Fixed Income	2	1,216	120	—	1,336
Trust securities		$71,150	$4,602	$(4,427)	$71,325
Accrued investment income		$784			$784
Preneed cemetery trust investments					$72,109
Market value as a percentage of cost					100.2%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$167
Due in one to five years	4,603
Due in five to ten years	4,374
Thereafter	34,015
Total	$43,159
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,852	$—	$—	$10,852
Fixed income securities:
Municipal bonds	2	496	18	(4)	510
Foreign debt	2	7,574	160	(656)	7,078
Corporate debt	2	20,621	1,569	(1,123)	21,067
Preferred stock	2	16,287	8	(947)	15,348
Mortgage-backed securities	2	949	372	(4)	1,317
Common stock	1	13,250	2,191	(1,838)	13,603
Mutual funds:
Fixed income		1,223	107	—	1,330
Trust securities		$71,252	$4,425	$(4,572)	$71,105
Accrued investment income		$729			$729
Preneed cemetery trust investments					$71,834
Market value as a percentage of cost					99.8%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three months ended March 31, 2016, we recorded a $0.7 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended March 31, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.

At March 31, 2017, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2017 are shown in the following table (in thousands):

	March 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$399	$(33)	$—	$—	$399	$(33)
Foreign debt	845	(20)	2,553	(400)	3,398	(420)
Corporate debt	7,146	(529)	1,715	(498)	8,861	(1,027)
Preferred stock	1,933	(64)	11,750	(664)	13,683	(728)
Mortgage-backed securities	270	(13)	—	—	270	(13)
Common stock	4,652	(419)	3,196	(1,787)	7,848	(2,206)
Total temporary impaired securities	$15,245	$(1,078)	$19,214	$(3,349)	$34,459	$(4,427)
Our cemetery merchandise and service trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following table (in thousands):

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Investment income	$291	$589
Realized gains	108	820
Realized losses	(2,480)	(383)
Expenses and taxes	(343)	(545)
Decrease (increase) in deferred preneed cemetery receipts held in trust	2,424	(481)
	$—	$—

Purchases and sales of investments in the preneed cemetery trusts for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Purchases	$(10,892)	$(7,609)
Sales	$7,354	$5,982
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust. Preneed funeral trust investments are reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2016 and March 31, 2017 were as follows (in thousands):

	December 31, 2016	March 31, 2017
Preneed funeral trust investments, at market value	$91,980	$91,825
Less: allowance for contract cancellation	(2,740)	(2,721)
Preneed funeral trust investments, net	$89,240	$89,104
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2017, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities including U.S treasury debt, municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2017. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,471	$—	$—	$20,471
Fixed income securities:
U.S treasury debt	1	1,491	18	(7)	1,502
Municipal bonds	2	446	9	(32)	423
Foreign debt	2	6,159	249	(438)	5,970
Corporate debt	2	20,736	1,195	(1,018)	20,913
Preferred stock	2	16,996	103	(748)	16,351
Mortgage-backed securities	2	1,291	363	(14)	1,640
Common stock	1	17,551	2,818	(2,242)	18,127
Mutual funds:
Fixed income	2	2,088	130	(60)	2,158
Other investments	2	3,458	—	—	3,458
Trust securities		$90,687	$4,885	$(4,559)	$91,013
Accrued investment income		$812			$812
Preneed funeral trust investments					$91,825
Market value as a percentage of cost					100.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$180
Due in one to five years	6,067
Due in five to ten years	4,697
Thereafter	35,855
Total	$46,799

The cost and fair market values associated with preneed funeral trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,787	$—	$—	$22,787
Fixed income securities:
U.S. treasury debt	1	1,491	21	(10)	1,502
Municipal bonds	2	447	17	(4)	460
Foreign debt	2	7,692	170	(677)	7,185
Corporate debt	2	21,454	1,566	(1,134)	21,886
Preferred stock	2	17,037	64	(970)	16,131
Mortgage-backed securities	2	1,165	400	(5)	1,560
Common stock	1	13,675	2,256	(1,850)	14,081
Mutual funds:
Fixed income	2	2,124	115	(66)	2,173
Other investments	2	3,463	—	—	3,463
Trust securities		$91,335	$4,609	$(4,716)	$91,228
Accrued investment income		$752			$752
Preneed funeral trust investments					$91,980
Market value as a percentage of cost					99.9%

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three months ended March 31, 2016, we recorded a $0.8 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended March 31, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2017, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2017 are shown in the following table (in thousands):

	March 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$836	$(7)	$—	$—	$836	$(7)
Municipal bonds	349	(32)	—	—	349	(32)
Foreign debt	854	(22)	2,581	(416)	3,435	(438)
Corporate debt	7,211	(510)	1,790	(508)	9,001	(1,018)
Preferred stock	2,046	(68)	11,881	(680)	13,927	(748)
Mortgage-backed securities	290	(13)	10	(1)	300	(14)
Mutual funds:
Equity	4,781	(439)	3,188	(1,803)	7,969	(2,242)
Fixed income	85	(4)	631	(56)	716	(60)
Total temporary impaired securities	$16,452	$(1,095)	$20,081	$(3,464)	$36,533	$(4,559)
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following table (in thousands):

	December 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$834	$(10)	$—	$—	$834	$(10)
Municipal bonds	244	(5)	—	—	244	(5)
Foreign debt	2,654	(186)	2,905	(490)	5,559	(676)
Corporate debt	6,977	(215)	2,234	(919)	9,211	(1,134)
Preferred stock	3,420	(128)	11,750	(842)	15,170	(970)
Mortgage-backed securities	55	(5)	11	(1)	66	(6)
Mutual funds:
Equity	2,795	(216)	3,390	(1,634)	6,185	(1,850)
Fixed income	97	(7)	644	(58)	741	(65)
Total temporary impaired securities	$17,076	$(772)	$20,934	$(3,944)	$38,010	$(4,716)

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Investment income	$340	$591
Realized gains	144	824
Realized losses	(2,396)	(379)
Expenses and taxes	(247)	(339)
Decrease (increase) in deferred preneed funeral receipts held in trust	2,159	(697)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Purchases	$(11,407)	$(7,609)
Sales	$7,458	$6,002
4.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At March 31, 2017, our total financed preneed receivables were $39.1 million, of which $28.8 million and $10.3 million were for cemetery interment rights and for merchandise and services, respectively. These amounts are presented on our consolidated balance sheet as $11.4 million within Accounts receivable and $27.7 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2016 and March 31, 2017.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.3% of the total receivables on recognized sales at March 31, 2017. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the three months ended March 31, 2017, the change in the allowance for contract cancellations was as follows (in thousands):

March 31, 2017
Beginning balance	$1,861
Write-offs and cancellations	(336)
Provision	255
Ending balance	$1,780
The aging of past due financing receivables as of March 31, 2017 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$671	$349	$142	$1,086	$2,248	$26,575	$28,823
Deferred revenue	210	108	56	343	717	9,576	10,293
Total contracts	$881	$457	$198	$1,429	$2,965	$36,151	$39,116

5.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2016 and March 31, 2017, receivables from preneed trusts were as follows (in thousands):

	December 31, 2016	March 31, 2017
Preneed trust funds, at cost	$14,658	$15,105
Less: allowance for contract cancellation	(440)	(453)
Receivables from preneed trusts, net	$14,218	$14,652
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at March 31, 2017 and December 31, 2016. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
	(in thousands)
As of March 31, 2017
Cash and cash equivalents	$3,629	$3,629
Fixed income investments	8,832	8,832
Mutual funds and common stocks	2,628	2,641
Annuities	16	16
Total	$15,105	$15,118
The composition of the preneed trust funds at December 31, 2016 was as follows (in thousands):

	Historical Cost Basis	Fair Value
	(in thousands)
As of December 31, 2016
Cash and cash equivalents	$3,378	$3,378
Fixed income investments	8,809	8,809
Mutual funds and common stocks	2,455	2,463
Annuities	16	16
Total	$14,658	$14,666
6.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2016 and March 31, 2017 were as follows (in thousands):

	December 31, 2016	March 31, 2017
Trust assets, at market value	$46,889	$47,716
Obligations due from trust	(599)	(466)
Care trusts’ corpus	$46,290	$47,250
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At March 31, 2017, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2017. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2017 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,407	$—	$—	$5,407
Fixed income securities:
Municipal bonds	2	367	5	(24)	348
Foreign debt	2	4,423	156	(273)	4,306
Corporate debt	2	13,400	743	(696)	13,447
Preferred stock	2	11,421	21	(515)	10,927
Mortgage-backed securities	2	650	205	(8)	847
Common stock	1	10,657	1,693	(1,411)	10,939
Mutual funds:
Fixed Income	2	862	85	—	947
Trust securities		$47,187	$2,908	$(2,927)	$47,168
Accrued investment income		$548			$548
Cemetery perpetual care investments					$47,716
Market value as a percentage of cost					100.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$102
Due in one to five years	2,903
Due in five to ten years	3,088
Thereafter	23,782
$29,875
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

We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended March 31, 2016, we recorded a $0.4 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended March 31, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2017, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2017 are shown in the following table (in thousands):

	March 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Municipal bonds	$306	$(24)	$—	$—	$306	$(24)
Foreign debt	583	(13)	1,763	(260)	2,346	(273)
Corporate debt	5,047	(335)	1,151	(361)	6,198	(696)
Preferred stock	1,287	(41)	8,516	(474)	9,803	(515)
Mortgage-backed securities	164	(8)	—	—	164	(8)
Common stock	2,901	(268)	1,904	(1,143)	4,805	(1,411)
Total temporary impaired securities	$10,288	$(689)	$13,334	$(2,238)	$23,622	$(2,927)
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended December 31, 2016 are shown in the following table (in thousands):

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

Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Realized gains	$47	$281
Realized losses	(1,249)	(149)
Decrease (increase) in care trusts’ corpus	1,202	(132)
Total	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Investment income	$1,476	$1,705
Realized gain, net	(262)	(499)
Total	$1,214	$1,206
Purchases and sales of investments in the perpetual care trusts for the three months ended March 31, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2017
Purchases	$(6,758)	$(5,012)
Sales	$4,748	$3,887
7. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 9) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $187.4 million at March 31, 2017 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of March 31, 2017, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 3 and 6 to our Consolidated Financial Statements included herein for the fair value hierarchy levels of our trust investments.
8.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2016 and March 31, 2017 were as follows (in thousands):

	December 31, 2016	March 31, 2017
Prepaid agreements not-to-compete, net of accumulated amortization of $5,501 and $5,637, respectively	$3,244	$3,173
Tradenames	11,663	11,663
Other	50	42
Intangible and other non-current assets	$14,957	$14,878

Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $102,000 and $136,000 for the three months ended March 31, 2016 and 2017, respectively. Our tradenames have indefinite lives and therefore are not amortized.
9.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016	March 31, 2017
Revolving credit facility, secured, floating rate	$67,700	$65,100
Term loan, secured, floating rate	138,750	135,937
Acquisition debt	12,245	11,937
Debt issuance costs, net of accumulated amortization of $4,138 and $4,214, respectively	(1,270)	(1,195)
Less: current portion	(13,021)	(14,027)
Total long-term debt	$204,404	$197,752
As of March 31, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
As of March 31, 2017, we had outstanding borrowings under the revolving credit facility of $65.1 million and approximately $135.9 million was outstanding on the term loan. We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2017 was 2.9%.
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2017. The Credit Agreement contains key ratios that we must comply with include, a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2017, the leverage ratio was 2.75 to 1.00 and the fixed charge coverage ratio was 2.29 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended March 31, 2016 and 2017. Debt issuance costs are being amortized over the term of the related debt using the effective interest method for our term loan and the straight-line method for our revolving credit facility.
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
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2016 and March 31, 2017 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	March 31, 2017
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(21,887)	(20,850)
Convertible Notes issuance costs, net of accumulated amortization of $1,359 and $1,487, respectively	$(2,268)	$(2,140)
Carrying value of the liability component	$119,596	$120,760

Equity component carrying value	$17,973	$17,973

The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $187.4 million at March 31, 2017.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2016 and 2017. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended March 31, 2016 and 2017. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended March 31, 2016 and 2017, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at March 31, 2017, is 44.4530 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.50 per share of common stock.
The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for both the three months ended March 31, 2016 and 2017 was 6.75% and 2.75%, respectively.
11.STOCKHOLDERS’ EQUITY
Restricted Stock
During the first quarter of 2017, we issued a total of 22,250 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.6 million.
During the three months ended March 31, 2016 and 2017, we recorded $0.3 million and $0.2 million, respectively, of pre-tax compensation expense related to the vesting of restricted stock awards, which is included in general, administrative and other expenses.
As of March 31, 2017, we had approximately $1.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.9 years.
Stock Options
As of March 31, 2017, there were 1,977,406 stock options outstanding and 703,489 stock options which remain unvested. During the first quarter of 2017, we granted 445,450 options to certain officers and key employees at a weighted average exercise price of $26.54. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2017 was approximately $3.2 million. We recorded pre-tax stock-based compensation expense for stock options totaling approximately $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2017, respectively.
The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

March 21, 2017
Dividend yield	0.75%
Expected volatility	29.30%
Risk-free interest rate	1.96%
Expected life (years)	5.0
Black-Scholes value	$7.13
Performance Awards
During the first quarter of 2017, we granted 101,040 performance awards to certain officers and key employees, payable in shares. These awards will vest (if at all) on December 31, 2021 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. The fair value of these performance awards granted during the first quarter of 2017 was approximately $2.7 million. We recorded pre-tax compensation expense for performance awards totaling $27,000 and $55,000 for the three months ended March 31, 2016 and 2017, respectively.

Employee Stock Purchase Plan
During the first quarter of 2017, employees purchased a total of 13,639 shares of common stock through the ESPP at a weighted average price of $23.05 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $77,000 and $96,000 for the three months ended March 31, 2016 and 2017, respectively.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2017
Dividend yield	0.77%
Expected volatility	18.82%
Risk-free interest rate	0.53%, 0.65%, 0.77%, 0.89%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Director Compensation
We recorded approximately $124,000 and $90,000 of pre-tax compensation expense, which is included in general, administrative and other expenses, for the three months ended March 31, 2016 and 2017, respectively, related to director compensation.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2017, we did not repurchase any shares of common stock pursuant to this share repurchase program.
Cash Dividends
On January 26, 2017 our Board declared a dividend of $0.050 per share, totaling approximately $0.8 million, which was paid on March 1, 2017 to record holders of our common stock as of February 13, 2017. During the first quarter of 2016, we paid a quarterly dividend of $0.025 per share, totaling approximately $0.4 million.
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows:

Accumulated Other Comprehensive Income
Balance at December 31, 2016	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	482
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(482)
Balance at March 31, 2017	$—

12.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2016 and 2017 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2016	2017
Numerator for basic and diluted earnings per share:
Net income	$4,571	$7,084
Less: Earnings allocated to unvested restricted stock	(41)	(27)
Income attributable to common stockholders	$4,530	$7,057

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,459	16,597
Effect of dilutive securities:
Stock options	191	395
Convertible subordinated notes	—	1,090
Denominator for diluted earnings per common share - weighted average shares outstanding	16,650	18,082

Basic earnings per common share:	$0.27	$0.42
Diluted earnings per common share:	$0.27	$0.39
The fully diluted weighted average shares outstanding for the three months ended March 31, 2017 and the corresponding calculation of fully diluted earnings per share, include approximately 1,090,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. There were no shares for the three months ended March 31, 2016 that would have been issued upon conversion under the if-converted method.
For the three months ended March 31, 2017, no stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three months ended March 31, 2016, 538,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.
13.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues from operations, income (loss) from operations before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended March 31, 2017	$54,211	$13,946	$—	$68,157
Three months ended March 31, 2016	$49,302	$14,029	$—	$63,331

Income (loss) from operations before income taxes:
Three months ended March 31, 2017	$18,822	$4,212	$(11,228)	$11,806
Three months ended March 31, 2016	$16,729	$4,249	$(13,360)	$7,618

Total assets:
March 31, 2017	$633,224	$243,122	$4,627	$880,973
December 31, 2016	$634,145	$241,621	$9,303	$885,069

14.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016	March 31, 2017
Other current assets:
Income taxes receivable	$1,932	$—
Other current assets	102	106
Total other current assets	$2,034	$106

Current portion of long-term debt and capital lease obligations:
Term note	$11,250	$12,188
Acquisition debt	1,771	1,840
Capital leases	246	237
Total current portion of long-term debt and capital lease obligations	$13,267	$14,265

Other current liabilities:
Income taxes payable	$509	$3,069
Deferred rent	208	216
Total other current liabilities	$717	$3,285

Accrued liabilities:
Accrued salaries and wages	$4,005	1,331
Accrued incentive compensation	8,237	2,049
Accrued vacation	2,305	2,581
Accrued insurance	1,726	2,075
Accrued interest	1,235	192
Accrued ad valorem and franchise taxes	981	1,178
Accrued commissions	543	379
Other accrued liabilities	1,059	1,609
Total accrued liabilities	$20,091	$11,394

Other long-term liabilities:
Deferred rent	$1,207	$1,149
Incentive compensation	575	—
Contingent consideration	785	649
Total other long-term liabilities	$2,567	$1,798

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the effects of competition;

•	the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry; and

•	other factors and uncertainties inherent in the deathcare industry.
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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 80% of our revenues, and cemetery operations, which account for approximately 20% of our revenues.
At March 31, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states. We compete with other public funeral and cemetery companies and smaller, independent operators. We believe we are a market leader (first or second) in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers both on an at-need and preneed basis.
Our business strategy is based on having strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high performance culture operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization
Our Mission Statement states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles state our core values, which are comprised of:

•	honesty, integrity and quality in all that we do;

•	hard work, pride of accomplishment and shared success through employee ownership;

•	belief in the power of people through individual initiative and teamwork;

•	outstanding service and profitability go hand-in-hand; and

•	growth of the Company is driven by decentralization and partnership.
Our five Guiding Principles collectively embody our Being The Best high-performance cultural, operating framework. Our operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model;

•	4E Leadership Model; and

•	Strategic Acquisition Model.

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, people development, and the key operating and financial metrics that drive long-term, sustainable revenue growth and improved earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.

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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending March 31, 2017 dated April 26, 2017 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Historically, the dynamic nature of the evolutionary process of building our culture, especially since launching the Good To Great Journey in the beginning of 2012, has led to a large number of charges such as severance and retirement, consulting and other activities, which are not core to our operations and as such, have been added back to GAAP earnings as “Special Items”. The Special Items are important to add back because of the transformational nature of major changes over the last several years within our Operations and Strategic Growth Leadership Team. The number of these Special Items were minimal in 2016 and should continue to be minimal thereafter.
Accordingly, after the first quarter of 2016, these non-GAAP Special Items will be comprised of only those charges materially outside the normal course of business, which should result in major shrinkage of “the gap” between our GAAP and non-GAAP reported performance.
The non-GAAP financial measures in the Trend Report include such measures as “Special Items,” “Adjusted Net Income,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Adjusted Consolidated EBITDA Margin,” “Adjusted Free Cash Flow,” “Funeral Field EBITDA,” “Cemetery Field EBITDA,” “Funeral Financial EBITDA,” “Cemetery Financial EBITDA,” “Total Field EBITDA,” “Total Field EBITDA Margin,” “Operating Profit,” “Operating Profit Margin,” “Adjusted Basic Earnings Per Share” and “Adjusted Diluted Earnings Per Share”. These financial measurements are defined as GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). In addition, our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports.
The non-GAAP definitions we use are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35% for both the three months ended March 31, 2016 and 2017, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item.

•	Adjusted Net Income is defined as net income plus adjustments for Special Items.

•	Consolidated EBITDA is defined as net income before income taxes, interest expenses, non-cash stock compensation, depreciation and amortization, and interest income and other, net.

•	Adjusted Consolidated EBITDA is defined as Consolidated EBITDA plus adjustments for Special Items.

•	Adjusted Consolidated EBITDA Margin is defined as Adjusted Consolidated EBITDA as a percentage of revenue.

•	Adjusted Free Cash Flow is defined as net cash provided by operations, adjusted by Special Items as deemed necessary, less cash for maintenance capital expenditures.

•
Funeral Field EBITDA is defined as Funeral Gross Profit, which is funeral revenue minus funeral field costs and expenses, less depreciation and amortization, regional and unallocated funeral costs and Funeral Financial EBITDA.

•
Cemetery Field EBITDA is defined as Cemetery Gross Profit, which is cemetery revenue minus cemetery field costs and expenses, less depreciation and amortization, regional and unallocated cemetery costs and Cemetery Financial EBITDA.

•	Funeral Financial EBITDA is defined as Funeral Financial Revenue less Funeral Financial Expenses.

•	Cemetery Financial EBITDA is defined as Cemetery Financial Revenue less Cemetery Financial Expenses.

•	Total Field EBITDA is defined as Gross Profit less depreciation and amortization, regional and unallocated costs.

•	Total Field EBITDA Margin is defined as Total Field EBITDA as a percentage of revenue.

•
Operating Profit is defined as Gross Profit, which is funeral and cemetery revenue minus funeral and cemetery field costs and expenses, less field depreciation and amortization and regional and unallocated funeral and cemetery costs.

•	Operating Profit Margin is defined as Operating Profit as a percentage of revenue.

•	Adjusted Basic Earnings Per Share is defined as GAAP Basic Earnings Per Share, adjusted for Special Items.

•	Adjusted Diluted Earnings Per Share is defined as GAAP Diluted Earnings Per Share, adjusted for Special Items.
We are providing below a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2016	2017
	(in thousands)
Gross profit	$21,303	$23,092

Field depreciation and amortization	3,336	3,471
Regional and unallocated funeral and cemetery costs	3,049	2,954
Operating profit	$27,688	$29,517
We are providing below a breakdown of Operating profit (a non-GAAP measure) by Segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2016	2017
	(in thousands)
Funeral Home Segment	$21,521	$23,782
Cemetery Segment	6,167	5,735
Operating profit	$27,688	$29,517
Further discussion of Operating profit for our Funeral Home and Cemetery Segments is presented herein under “Results of Operations.”

Financial Highlights
Three months ended March 31, 2017 compared to three months ended March 31, 2016
Total revenue for the three months ended March 31, 2017 and 2016 was $68.1 million and $63.3 million, respectively, which represents an increase of approximately $4.8 million, or 7.6%. For the quarter comparatives, we experienced an 8.7% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.7%. In addition, while we experienced a decrease of 18.0% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 18.8%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “Results of Operations.”
Gross profit for the three months ended March 31, 2017 increased $1.8 million, or 8.4%, to $23.1 million, from $21.3 million for the three months ended March 31, 2016 due primarily to better cost management in our same store funeral home operations and increases in funeral acquisition revenues.
Further discussion of the components of Gross profit, excluding field depreciation and amortization and regional and unallocated funeral and cemetery costs is presented herein under “Results of Operations” within our funeral home and cemetery segments. Further discussion of field depreciation and amortization and regional and unallocated funeral and cemetery costs are presented herein under “Other Financial Statement Items.”
Net income for the three months ended March 31, 2017 increased $2.5 million to $7.1 million, equal to $0.39 per diluted share, compared to net income of $4.6 million, equal to $0.27 per diluted share, for the three months ended March 31, 2016. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2017 compared to the same periods of 2016. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2013 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2012 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross Profit, a GAAP financial measure.

Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended March 31, 2017 compared to three months ended March 31, 2016 (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$41,352	$42,717	$1,365	3.3%
Acquired operating revenue	5,562	9,245	3,683	66.2%
Preneed funeral insurance commissions	421	303	(118)	(28.0)%
Preneed funeral trust earnings	1,967	1,946	(21)	(1.1)%
Total	$49,302	$54,211	$4,909	10.0%

Operating profit:
Same store operating profit	$16,911	$17,725	$814	4.8%
Acquired operating profit	2,413	4,014	1,601	66.3%
Preneed funeral insurance commissions	256	130	(126)	(49.2)%
Preneed funeral trust earnings	1,941	1,913	(28)	(1.4)%
Total	$21,521	$23,782	$2,261	10.5%
Funeral home same store operating revenues for the three months ended March 31, 2017 increased $1.4 million, or 3.3%, when compared to the three months ended March 31, 2016. The increase was due primarily to a 0.8% increase in the average revenue per contract to $5,343 and a 2.5% increase in same store contract volumes to 7,994. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased $40 to $5,535 in the three months ended March 31, 2017. The average revenue per burial contract increased 0.8% to $8,865 and the number of burial contracts increased 0.4% to 3,241. The number of cremation contracts also increased 4.5% to 4,184 and the average revenue per same store cremation contract increased 2.0% to $3,361.
The burial rate for our same store businesses decreased 90 basis points to 40.5%, while the cremation rate increased 100 basis points to 52.3% for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.1% of the total number of contracts in the three months ended March 31, 2017, increased 10.5% to $2,548.
Same store operating profit for the three months ended March 31, 2017 increased $0.8 million, or 4.8%, when compared to the three months ended March 31, 2016. This increase is a result of increased revenue, offset by a $0.6 million increase in expenses compared to the same period in 2016. As a result of better management of expenses, operating profit margin slightly increased by 0.6% to 41.5% for the three months ended March 31, 2017 compared to the same period in 2016.
Funeral home acquired operating revenues for the three months ended March 31, 2017 increased $3.7 million, or 66.2%, when compared to the three months ended March 31, 2016. The funeral home acquired portfolio for the three months ended March 31, 2017 includes six businesses acquired in the latter half of 2016 not present in the three months ended March 31, 2016 results. We experienced a 0.5% increase in the average revenue per contract to $6,506 and a 65.4% increase in the total number of contracts to 1,421. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 0.4% to $6,703 in the three months ended March 31, 2017. The average revenue per contract for burial contracts decreased 3.8% to $9,450, while the number of burial contracts increased 73.6% to 698. The number of cremation contracts increased 56.6% to 617 and the average revenue per cremation contract increased 1.8% to $4,294.
The burial rate for our acquired businesses increased 230 basis points to 49.1%, while the cremation rate decreased 250 basis points to 43.4%. This is the result of an increase in the number of burial versus cremation contract sales at the locations that were acquired the latter half of 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.5% of the total number of contracts in the three months ended March 31, 2017, decreased 1.2% to $2,636.
Acquired operating profit for the three months ended March 31, 2017 increased $1.6 million, or 66.3%, from the three months ended March 31, 2016, primarily due to the six businesses acquired in the latter half of 2016 and reflected in the first quarter of 2017. Although revenues increased, operating profit margin remained flat for the three months ended March 31, 2017 compared to the same period in 2016 for our funeral home acquired businesses, as we incurred expenses for salaries and benefits for leadership investments at our acquired locations.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue decreased $0.1 million for the three months ended March 31, 2017 compared to the same period in 2016. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The Preneed commission revenue recognized for the three months ended March 31, 2017 is from the preened funeral insurance contracts sold in the three months ended March 31, 2016. Although the number of preneed insurance contracts sold in the three months ended March 31, 2016 increased 9.2% over the same period of the prior year, the amount of commissions earned on these sales decreased. The decrease is due primarily to the mix of insurance products sold that earned commissions. Trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and remained flat for the three months ended March 31, 2017 compared to the same period in the prior year.
Operating profit for our two categories of financial revenue, on a combined basis, decreased 7.0% in the three months ended March 31, 2017 due to the decrease in preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended March 31, 2017 compared to three months ended March 31, 2016 (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$11,132	$10,839	$(293)	(2.6)%
Acquired operating revenue	709	909	200	28.2%
Cemetery trust earnings	1,766	1,716	(50)	(2.8)%
Preneed cemetery finance charges	422	482	60	14.2%
Total	$14,029	$13,946	$(83)	(0.6)%

Operating profit:
Same store operating profit	$3,843	$3,295	$(548)	(14.3)%
Acquired operating profit	221	353	132	59.7%
Cemetery trust earnings	1,681	1,605	(76)	(4.5)%
Preneed cemetery finance charges	422	482	60	14.2%
Total	$6,167	$5,735	$(432)	(7.0)%
Cemetery same store operating revenues for the three months ended March 31, 2017 decreased $0.3 million, or 2.6%, when compared to the three months ended March 31, 2016. Approximately 55.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended March 31, 2017. Preneed revenue decreased $0.6 million, or 9.3%, as we experienced a 20.2% decrease in the number of preneed interment rights (property) sold to 1,545 in the three months ended March 31, 2017 from the same period in 2016. The decrease was primarily a result of attrition of key sales personnel at certain businesses during the period. The decrease was partially offset by a 20.3% increase in the average price per interment to $3,254. The increase in the average price per interment was a result of sales of higher valued interments at newly constructed gardens at several of our same store locations. Same store at-need revenue, which represents approximately 45.0% of our same store operating revenues, increased $0.3 million, or 6.9%, due primarily to a 7.6% increase in the average sale per contract to $1,351.
Cemetery same store operating profit for the three months ended March 31, 2017 decreased $0.5 million, or 14.3% from the same period in 2016. As a percentage of same store revenue, cemetery same store operating profit decreased to 30.4% in the three months ended March 31, 2017 compared to 34.5% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with a $0.2 million, or 3.5%, increase in operating costs for the three months ended March 31, 2017 compared with the same period in 2016. Those expenses with significant increases include $0.2 million of salaries and benefits and $0.2 million of facilities and grounds expenses, offset by a decrease of $0.2 million in bad debt expense.
Cemetery acquired operating revenue and acquired operating profit increased for the three months ended March 31, 2017 primarily due to a $0.2 million increase in preneed revenue, as we have experienced a 46.4% increase in the number of preneed contracts sold to 101 compared with the same period in 2016 in our acquired portfolio. Cemetery acquired operating profit margin increased 760 basis points to 38.8% for the three months ended March 31, 2017 compared to the same period in 2016.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased 2.8%, primarily due to a $0.1 million decrease in merchandise and services trust income in the three months ended March 31, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts increased 14.2% in the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of our increased collection efforts.
Other Financial Statement Items
Depreciation and Amortization. Depreciation and amortization costs for the field and home office totaled $3.8 million for the three months ended March 31, 2017, an increase of $0.1 million, or 3.0%, from the three months ended March 31, 2016. This increase was primarily attributable to additional depreciation expense from assets acquired in our recent acquisitions.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs decreased $0.1 million, or 3.1%, for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a $0.4 million decrease in field incentive compensation and a $0.1 million decrease in severance expense, offset by a $0.2 million increase in salaries and benefits for investment in operation support and a $0.2 million increase in other administrative expenses.
General, Administrative and Other. General, administrative and other expenses totaled $6.8 million for the three months ended March 31, 2017, a decrease of $2.4 million, or 26.0%, from the three months ended March 31, 2016. The decrease was attributable to a $2.4 million decrease in severance and retirement expenses primarily related to the executive that retired in March 2016, a $0.5 million decrease in acquisition costs and a $0.2 million decrease in incentive compensation, offset by a $0.4 million increase in public company, regulatory and legal costs related to tax planning, shelf registration and designing a new long-term incentive plan, a $0.2 million increase in salaries and benefits for leadership investments in corporate development and information technology and a $0.1 million increase in other general costs.
Interest Expense. Interest expense was $3.0 million for the three months ended March 31, 2017 compared to $2.9 million for the three months ended March 31, 2016, an increase of approximately $0.1 million. During the three months ended March 31, 2017, interest expense related to our term note and revolving credit facility increased by approximately $0.1 million, primarily as a result of a 0.2% increase in the weighted average interest rate compared to the same period in 2016.
Accretion of Discount on Convertible Subordinated Notes. For the three months ended March 31, 2017, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.0 million, compared to $0.9 million for the three months ended March 31, 2016. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Income Taxes. Income tax expense was $4.7 million for the three months ended March 31, 2017 compared to $3.0 million for the three months ended March 31, 2016. We recorded income taxes at the estimated effective rate of 40.0% for both the three months ended March 31, 2016 and 2017.
We have approximately $33.7 million of state net operating loss carry forwards that will expire between 2018 and 2038, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At March 31, 2017, the valuation allowance totaled $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from at-need sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and costs of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Cash Flows
We began 2017 with $3.3 million in cash and other liquid investments and ended the first quarter with $0.8 million in cash. As of March 31, 2017, we had borrowings of $65.1 million outstanding on our revolving credit facility compared to $67.7 million outstanding as of December 31, 2016.
The following table sets forth the elements of cash flow for the three months ended March 31, 2016 and March 31, 2017 (in millions):

	For the Three Months Ended March 31,
	2016	2017
Cash at January 1st	$0.5	$3.3
Cash flow from operating activities	10.2	8.2
Acquisitions and land for new construction	(2.7)	—
Net proceeds from the sale of other assets	0.6	—
Growth capital expenditures	(2.0)	(1.9)
Maintenance capital expenditures	(1.6)	(1.8)
Net payments on our revolving credit facility, term loan and long-term debt obligations	(2.3)	(5.8)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.5)	(0.5)
Dividends paid on common stock	(0.4)	(0.8)
Payment of loan origination costs related to the credit facility	(0.7)	—
Excess tax deficiency of equity compensation	(0.1)	—
Other financing costs	(0.1)	0.1
Cash at March 31st	$0.9	$0.8
Operating Activities
For the three months ended March 31, 2017, cash provided by operating activities was $8.2 million compared to cash provided by operating activities of $10.2 million for the three months ended March 31, 2016, a decrease of $2.1 million, due primarily to unfavorable working capital changes, which include payments for accrued severance for the retirement of a former executive and our Good To Great incentive compensation plan during the first quarter of 2017.

Investing Activities
Our investing activities resulted in a net cash outflow of $3.7 million for the three months ended March 31, 2017 compared to $5.7 million for the three months ended March 31, 2016, a decrease of $2.0 million. During the three months ended March 31, 2017, our capital expenditures totaled $3.7 million, of which $1.9 million and $1.8 million were growth and maintenance capital expenditures, respectively. Our growth capital expenditures were primarily related to cemetery development costs of $0.9 million, construction costs related to new funeral home facilities of approximately $0.8 million and renovations at certain business locations of $0.2 million. Maintenance capital expenditures in the three months ended March 31, 2017 were primarily related to vehicle purchases of $0.6 million, maintenance projects, such as paving roads, parking lots, facility repairs and improvements of $0.6 million, general equipment and furniture purchases of $0.4 million, and information technology infrastructure improvements of $0.2 million.
During the three months ended March 31, 2016, we purchased land for funeral home expansion projects for approximately $2.7 million. In addition, capital expenditures totaled $3.6 million, of which $2.0 million and $1.6 million were growth and maintenance capital expenditures, respectively, during the three months ended March 31, 2016. Our growth capital expenditures were primarily related to construction costs related to new funeral home facilities of approximately $0.7 million, renovations at certain business locations of $0.4 million and cemetery development costs of $0.8 million. Maintenance capital expenditures in the three months ended March 31, 2016 were primarily related to vehicle purchases of $0.6 million, general equipment and furniture purchases of $0.6 million and maintenance projects, such as paving roads, parking lots, facility repairs and improvements of $0.4 million. Additionally, we received net proceeds of approximately $0.6 million from the sale of land in the three months ended March 31, 2016.
Financing Activities
Our financing activities resulted in a net cash outflow of $6.9 million for the three months ended March 31, 2017 compared to $4.2 million for the three months ended March 31, 2016, an increase of $2.7 million. During the three months ended March 31, 2017, we had net payments on our revolving credit facility and term loan of $5.4 million and paid $0.8 million in dividends.
During the three months ended March 31, 2016, we had net payments on our revolving credit facility and term loan of $2.3 million. We also paid transaction costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility and $0.4 million in dividends.
Dividends
On January 26, 2017, our Board declared a dividend of $0.050 per share, totaling approximately $0.8 million, which was paid on March 1, 2017 to record holders of our common stock as of February 13, 2017. During the first quarter of 2016, we paid a quarterly dividend of $0.025 per share, totaling approximately $0.4 million.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended March 31, 2017, we did not repurchase any shares of common stock pursuant to this share repurchase program.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at March 31, 2017 totaled $214.6 million and consisted of $135.9 million under our term loan, $65.1 million outstanding under our revolving credit facility and $14.8 million in acquisition indebtedness and capital lease obligations.
As of March 31, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2017 was 2.9%.

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
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2017. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2017, the leverage ratio was 2.75 to 1.00 and the fixed charge coverage ratio was 2.29 to 1.00.
Debt issuance costs, net of accumulated amortization, related to the Credit Facility of $1.2 million for the three months ended March 31, 2017 are being amortized over the term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility. Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended March 31, 2016 and 2017.
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
At March 31, 2017, the carrying amount of the equity component was approximately $18.0 million. At March 31, 2017, the principal amount of the liability component was $143.75 million and the net carrying amount was $120.8 million. The unamortized discount of $20.8 million and the unamortized debt issuance costs of $2.1 million as of March 31, 2017 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three months ended March 31, 2016 and 2017 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2016 and 2017. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended March 31, 2016 and 2017. Accretion of the discount on the Convertible Notes was $0.9 million and $1.0 million for the three months ended March 31, 2016 and 2017, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, effective at March 31, 2017, is 44.4530 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.50 per share of common stock.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2017 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2017 are presented in Item 1, “Condensed Notes to Consolidated

Financial Statements,” Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.55% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2017, we had outstanding borrowings of $65.1 million under our $150.0 million revolving credit facility and approximately $135.9 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At March 31, 2017, the fair value of these notes was approximately $187.4 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Form 10-Q) at the reasonable assurance level.
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

Item 1A.	Risk Factors.
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets fourth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	4,392	$26.62	—	$—
March 1, 2017 - March 31, 2017	5,150	$25.78	—	$—
Total for quarter ended March 31, 2017	9,542		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	April 26, 2017	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer, Chief Financial Officer and Secretary

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

10.1	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 4, 2017. †

10.2
Second Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of March 21, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2017. †

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