Form 10-Q
period 2017-06-30
CARRIAGE SERVICES INC
filed 2017-07-28
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 24, 2017 was 16,720,045.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2016	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$435
Accounts receivable, net of allowance for bad debts of $1,071 in 2016 and $1,104 in 2017	18,860	17,015
Inventories	6,147	6,327
Prepaid expenses	2,640	1,096
Other current assets	2,034	594
Total current assets	32,967	25,467
Preneed cemetery trust investments	69,696	70,176
Preneed funeral trust investments	89,240	88,503
Preneed receivables, net of allowance for bad debts of $2,166 in 2016 and $2,215 in 2017	30,383	31,584
Receivables from preneed trusts	14,218	15,077
Property, plant and equipment, net of accumulated depreciation of $110,509 in 2016 and $110,782 in 2017	235,113	235,468
Cemetery property, net of accumulated amortization of $34,194 in 2016 and $35,764 in 2017	76,119	76,995
Goodwill	275,487	275,487
Intangible and other non-current assets	14,957	14,745
Cemetery perpetual care trust investments	46,889	47,539
Total assets	$885,069	$881,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,267	$15,237
Accounts payable	10,198	6,446
Other liabilities	717	775
Accrued liabilities	20,091	14,312
Total current liabilities	44,273	36,770
Long-term debt, net of current portion	137,862	129,627
Revolving credit facility	66,542	61,081
Convertible subordinated notes due 2021	119,596	121,955
Obligations under capital leases, net of current portion	2,630	2,560
Deferred preneed cemetery revenue	54,631	55,093
Deferred preneed funeral revenue	33,198	34,756
Deferred tax liability	42,810	43,216
Other long-term liabilities	2,567	2,430
Deferred preneed cemetery receipts held in trust	69,696	70,176
Deferred preneed funeral receipts held in trust	89,240	88,503
Care trusts’ corpus	46,290	47,015
Total liabilities	709,335	693,182
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,490,855 and 22,569,361 shares issued at December 31, 2016 and June 30, 2017, respectively	225	226
Additional paid-in capital	215,064	215,694
Retained earnings	20,711	32,205
Treasury stock, at cost; 5,849,316 shares at December 31, 2016 and June 30, 2017	(60,266)	(60,266)
Total stockholders’ equity	175,734	187,859
Total liabilities and stockholders’ equity	$885,069	$881,041
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Revenues:
Funeral	$46,467	$48,739	$95,769	$102,950
Cemetery	15,398	15,113	29,427	29,059
	61,865	63,852	125,196	132,009
Field costs and expenses:
Funeral	27,783	29,422	55,564	59,851
Cemetery	8,989	9,162	16,851	17,373
Depreciation and amortization	3,571	3,647	6,907	7,118
Regional and unallocated funeral and cemetery costs	2,715	2,954	5,764	5,908
	43,058	45,185	85,086	90,250
Gross profit	18,807	18,667	40,110	41,759
Corporate costs and expenses:
General, administrative and other	5,831	6,568	15,078	13,415
Home office depreciation and amortization	386	378	784	754
	6,217	6,946	15,862	14,169
Operating income	12,590	11,721	24,248	27,590
Interest expense	(2,968)	(3,206)	(5,819)	(6,235)
Accretion of discount on convertible subordinated notes	(954)	(1,066)	(1,881)	(2,103)
Loss on early extinguishment of debt	—	—	(567)	—
Other, net	—	—	305	3
Income before income taxes	8,668	7,449	16,286	19,255
Provision for income taxes	(3,468)	(2,980)	(6,515)	(7,702)
Tax adjustment related to certain discrete items	—	(59)	—	(59)
Total provision for income taxes	$(3,468)	$(3,039)	$(6,515)	$(7,761)
Net income	$5,200	$4,410	$9,771	$11,494

Basic earnings per common share:	$0.31	$0.26	$0.59	$0.69
Diluted earnings per common share:	$0.30	$0.24	$0.57	$0.63

Dividends declared per common share	$0.025	$0.050	$0.050	$0.100

Weighted average number of common and common equivalent shares outstanding:
Basic	16,516	16,652	16,488	16,625
Diluted	17,075	18,093	16,862	18,083
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income	$9,771	$11,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,691	7,872
Provision for losses on accounts receivable	1,052	1,112
Stock-based compensation expense	2,303	1,609
Deferred income tax expense	1,116	406
Amortization of deferred financing costs	420	408
Accretion of discount on convertible subordinated notes	1,881	2,103
Loss on early extinguishment of debt	567	—
Net (gain) loss on sale and disposal of other assets	(67)	311

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,271)	(468)
Inventories and other current assets	1,303	2,804
Intangible and other non-current assets	300	211
Preneed funeral and cemetery trust investments	4,941	(1,252)
Accounts payable	(1,148)	(3,750)
Accrued and other liabilities	1,735	(5,102)
Deferred preneed funeral and cemetery revenue	(669)	2,020
Deferred preneed funeral and cemetery receipts held in trust	(3,939)	468
Net cash provided by operating activities	24,986	20,246

Cash flows from investing activities:
Acquisitions and land for new construction	(9,406)	(625)
Purchase of land and buildings previously leased	(6,258)	—
Net proceeds from the sale of other assets	555	—
Capital expenditures	(7,830)	(8,790)
Net cash used in investing activities	(22,939)	(9,415)

Cash flows from financing activities:
Borrowings from the revolving credit facility	27,100	36,800
Payments against the revolving credit facility	(59,700)	(42,400)
Borrowings from the term loan	39,063	—
Payments against the term loan	(5,625)	(5,625)
Payments on other long-term debt and obligations under capital leases	(689)	(723)
Payments on contingent consideration recorded at acquisition date	—	(101)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	457	544
Taxes paid on restricted stock vestings and exercise of non-qualified options	(528)	(509)
Dividends paid on common stock	(831)	(1,668)
Payment of loan origination costs related to the credit facility	(717)	—
Excess tax deficiency of equity compensation	(229)	—
Net cash used in financing activities	(1,699)	(13,682)

Net increase (decrease) in cash and cash equivalents	348	(2,851)
Cash and cash equivalents at beginning of period	535	3,286
Cash and cash equivalents at end of period	$883	$435

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of June 30, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Cemetery interment rights are recorded as revenue in accordance with the accounting provisions for real estate sales. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the interment right contract price. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $1.1 million and $0.8 million for the three months ended June 30, 2016 and 2017, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2016 and 2017, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of June 30, 2017, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Accounts receivable was comprised of the following at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Funeral receivables, net of allowance for bad debt of $514 and $523, respectively	$8,664	$6,798
Cemetery receivables, net of allowance for bad debt of $557 and $581, respectively	9,862	9,991
Other receivables	334	226
Accounts receivable, net	$18,860	$17,015
Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Funeral receivables, net of allowance for bad debt of $862 and $909, respectively	$7,761	$8,178
Cemetery receivables, net of allowance for bad debt of $1,304 and $1,306, respectively	22,622	23,406
Preneed receivable, net	$30,383	$31,584
Bad debt expense totaled approximately $0.5 million and $0.7 million for the three months ended June 30, 2016 and 2017, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2016 and 2017, respectively.
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
Property, plant and equipment was comprised of the following at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Land	$73,744	$73,889
Buildings and improvements	195,214	198,825
Furniture, equipment and automobiles	76,664	73,536
Property, plant and equipment, at cost	345,622	346,250
Less: accumulated depreciation	(110,509)	(110,782)
Property, plant and equipment, net	$235,113	$235,468
We recorded depreciation expense of approximately $2.8 million and $3.2 million for the three months ended June 30, 2016 and 2017, respectively and $5.5 million and $6.3 million for the six months ended June 30, 2016 and 2017, respectively. During the six months ended June 30, 2017, we acquired real estate for $0.6 million for a funeral home parking lot expansion project. During the six months ended June 30, 2016, we acquired real estate for $2.7 million for various funeral home expansion projects and we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million.
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
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the six months ended June 30, 2016 and 2017.
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
The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards related to market performance is determined using a Monte-Carlo simulation pricing model. The fair value of the performance awards related to internal performance metrics is determined using the stock price on the grant date. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
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
The guidance also requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement on a prospective basis. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. For the three and six months ended June 30, 2017, the excess tax deficiency related to share-based payments was approximately $59,000, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. In addition, excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows.
The guidance also allows for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.
The guidance also requires that the presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and applied retrospectively. This resulted in $0.5 million of employee taxes paid from withheld shares being presented as financing activities on our Consolidated Statement of Cash Flows for both the six months ended June 30, 2016 and 2017. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.

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
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to the finalization of tax returns, tax audit settlements, and increases or decreases in valuation allowances on deferred tax assets.
Income tax expense was $3.5 million for the three months ended June 30, 2016 compared to $3.0 million for the three months ended June 30, 2017. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and six months ended June 30, 2016 and 2017. Income tax expense was $6.5 million for the six months ended June 30, 2016 compared to $7.8 million for the six months ended June 30, 2017.
Correction of Immaterial Error
During the three and six months ended June 30, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheets as of January 1, 2015.
The effect of this adjustment on our Consolidated Balance Sheets as of December 31, 2016 is as follows (dollars in thousands):

		% Change
Increase in Deferred tax liability	$2,255	5.6%
Increase in Total liabilities	$2,255	0.3%
Decrease in Retained earnings	$2,255	9.8%
Decrease in Total stockholders' equity	$2,255	1.3%
The amounts related to balances in the prior year that are affected by these adjustments have been revised in this Quarterly Report on Form 10-Q in the Company's Consolidated Balance Sheets from those amounts previously reported. This adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statement of Cash Flows for any periods presented.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2017 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Stock-Based Compensation
In May 2017, the FASB issued ASU, Compensation: (Topic 718): Stock Compensation - Scope of Modification Accounting. The amendments provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the award is modified. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with earlier application permitted for all entities. The amendments should be applied prospectively to an award modified on or after the adoption date. Our adoption of this ASU for our fiscal year beginning January 1, 2018 is not expected to have a material effect on our Consolidated Financial Statements.
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
We expect the adoption of this new accounting standard to affect our accounting for the selling costs related to preneed merchandise and services. These costs will be capitalized and amortized over the typical financing term of five years. The selling costs related to the sales of interment rights, which include real property and other costs related to cemetery development activities, will continue to be charged to operations using the specific identification method in the period in which the sale of the interment right is recognized as revenue.
Currently, our sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. Upon further review, we do not expect the new accounting standard to significantly impact our current accounting for the cemetery interment rights. We do not expect the adoption of this accounting standard to materially affect our accounting for other revenue streams.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2016 and June 30, 2017 were as follows (in thousands):

	December 31, 2016	June 30, 2017
Preneed cemetery trust investments, at market value	$71,834	$72,336
Less: allowance for contract cancellation	(2,138)	(2,160)
Preneed cemetery trust investments, net	$69,696	$70,176
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2017, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2017. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at June 30, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,565	$—	$—	$5,565
Fixed income securities:
Foreign debt	2	4,826	212	(252)	4,786
Corporate debt	2	19,323	969	(637)	19,655
Preferred stock	2	16,304	185	(496)	15,993
Mortgage-backed securities	2	1,151	264	(22)	1,393
Common stock	1	23,621	2,425	(2,975)	23,071
Mutual funds:
Fixed Income	2	1,198	66	(1)	1,263
Trust securities		$71,988	$4,121	$(4,383)	$71,726
Accrued investment income		$610			$610
Preneed cemetery trust investments					$72,336
Market value as a percentage of cost					99.6%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$15
Due in one to five years	2,922
Due in five to ten years	5,519
Thereafter	33,371
Total	$41,827
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,852	$—	$—	$10,852
Fixed income securities:
Municipal bonds	2	496	18	(4)	510
Foreign debt	2	7,574	160	(656)	7,078
Corporate debt	2	20,621	1,569	(1,123)	21,067
Preferred stock	2	16,287	8	(947)	15,348
Mortgage-backed securities	2	949	372	(4)	1,317
Common stock	1	13,250	2,191	(1,838)	13,603
Mutual funds:
Fixed income		1,223	107	—	1,330
Trust securities		$71,252	$4,425	$(4,572)	$71,105
Accrued investment income		$729			$729
Preneed cemetery trust investments					$71,834
Market value as a percentage of cost					99.8%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. We did not record any impairments in the three months ended June 30, 2016 and 2017 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. In the six months ended June 30, 2016, we recorded a $0.7 million impairment and no impairments have been recorded in the six months ended June 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.

At June 30, 2017, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2017 are shown in the following table (in thousands):

	June 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$504	$(32)	$1,600	$(220)	$2,104	$(252)
Corporate debt	5,580	(469)	571	(168)	6,151	(637)
Preferred stock	405	(1)	8,399	(495)	8,804	(496)
Mortgage-backed securities	221	(22)	—	—	221	(22)
Common stock	7,961	(1,874)	2,922	(1,101)	10,883	(2,975)
Mutual Funds:
Fixed Income	340	(1)	—	—	340	(1)
Total temporary impaired securities	$15,011	$(2,399)	$13,492	$(1,984)	$28,503	$(4,383)
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following table (in thousands):

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Investment income	$677	$692	$968	$1,281
Realized gains	181	1,395	289	2,215
Realized losses	(928)	(929)	(3,408)	(1,312)
Expenses and taxes	(350)	(332)	(693)	(877)
Decrease (increase) in deferred preneed cemetery receipts held in trust	420	(826)	2,844	(1,307)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Purchases	$(7,215)	$(10,831)	$(18,106)	$(18,440)
Sales	$4,676	$7,208	$12,030	$13,189
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2016 and June 30, 2017 were as follows (in thousands):

	December 31, 2016	June 30, 2017
Preneed funeral trust investments, at market value	$91,980	$91,225
Less: allowance for contract cancellation	(2,740)	(2,722)
Preneed funeral trust investments, net	$89,240	$88,503
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2017, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2017. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$16,550	$—	$—	$16,550
Fixed income securities:
U.S treasury debt	1	1,491	16	(5)	1,502
Foreign debt	2	4,910	219	(252)	4,877
Corporate debt	2	20,373	1,007	(654)	20,726
Preferred stock	2	16,934	261	(501)	16,694
Mortgage-backed securities	2	1,360	282	(24)	1,618
Common stock	1	23,659	2,460	(2,986)	23,133
Mutual funds:
Fixed income	2	2,030	72	(45)	2,057
Other investments	2	3,430	—	—	3,430
Trust securities		$90,737	$4,317	$(4,467)	$90,587
Accrued investment income		$638			$638
Preneed funeral trust investments					$91,225
Market value as a percentage of cost					99.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$16
Due in one to five years	4,562
Due in five to ten years	5,881
Thereafter	34,958
Total	$45,417

The cost and fair market values associated with preneed funeral trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,787	$—	$—	$22,787
Fixed income securities:
U.S. treasury debt	1	1,491	21	(10)	1,502
Municipal bonds	2	447	17	(4)	460
Foreign debt	2	7,692	170	(677)	7,185
Corporate debt	2	21,454	1,566	(1,134)	21,886
Preferred stock	2	17,037	64	(970)	16,131
Mortgage-backed securities	2	1,165	400	(5)	1,560
Common stock	1	13,675	2,256	(1,850)	14,081
Mutual funds:
Fixed income	2	2,124	115	(66)	2,173
Other investments	2	3,463	—	—	3,463
Trust securities		$91,335	$4,609	$(4,716)	$91,228
Accrued investment income		$752			$752
Preneed funeral trust investments					$91,980
Market value as a percentage of cost					99.9%

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. We did not record any impairments in the three months ended June 30, 2016 and 2017 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. In the six months ended June 30, 2016, we recorded a $0.8 million impairment and no impairments have been recorded in the six months ended June 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2017, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2017 are shown in the following table (in thousands):

	June 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$838	$(5)	$—	$—	$838	$(5)
Foreign debt	536	(34)	1,593	(218)	2,129	(252)
Corporate debt	5,727	(485)	592	(169)	6,319	(654)
Preferred stock	431	(1)	8,451	(500)	8,882	(501)
Mortgage-backed securities	259	(23)	9	(1)	268	(24)
Common stock	7,966	(1,872)	2,872	(1,114)	10,838	(2,986)
Mutual Funds:
Fixed income	448	(3)	619	(42)	1,067	(45)
Total temporary impaired securities	$16,205	$(2,423)	$14,136	$(2,044)	$30,341	$(4,467)
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following table (in thousands):

	December 31, 2016
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$834	$(10)	$—	$—	$834	$(10)
Municipal bonds	244	(5)	—	—	244	(5)
Foreign debt	2,654	(186)	2,905	(490)	5,559	(676)
Corporate debt	6,977	(215)	2,234	(919)	9,211	(1,134)
Preferred stock	3,420	(128)	11,750	(842)	15,170	(970)
Mortgage-backed securities	55	(5)	11	(1)	66	(6)
Common stock	2,795	(216)	3,390	(1,634)	6,185	(1,850)
Mutual funds:
Fixed income	97	(7)	644	(58)	741	(65)
Total temporary impaired securities	$17,076	$(772)	$20,934	$(3,944)	$38,010	$(4,716)

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Investment income	$703	$686	$1,043	$1,277
Realized gains	250	1,472	394	2,296
Realized losses	(978)	(933)	(3,374)	(1,312)
Expenses and taxes	(446)	(377)	(693)	(716)
Decrease (increase) in deferred preneed funeral receipts held in trust	471	(848)	2,630	(1,545)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Purchases	$(7,024)	$(10,974)	$(18,431)	$(18,582)
Sales	$5,211	$7,242	$12,669	$13,243
4.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At June 30, 2017, our total financed preneed receivables were $40.0 million, of which $29.4 million and $10.6 million were for cemetery interment rights and for merchandise and services, respectively. These amounts are presented on our consolidated balance sheet as $11.6 million within Accounts receivable and $28.4 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. The unearned finance charges associated with these receivables were $5.7 million and $5.8 million at December 31, 2016 and June 30, 2017, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.5% of the total receivables on recognized sales at June 30, 2017. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the six months ended June 30, 2017, the change in the allowance for contract cancellations was as follows (in thousands):

June 30, 2017
Beginning balance	$1,861
Write-offs and cancellations	(696)
Provision	722
Ending balance	$1,887
The aging of past due financing receivables as of June 30, 2017 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$528	$346	$162	$1,165	$2,201	$27,112	$29,313
Deferred revenue	219	161	81	350	811	9,846	10,657
Total contracts	$747	$507	$243	$1,515	$3,012	$36,958	$39,970

5.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2016 and June 30, 2017, receivables from preneed trusts were as follows (in thousands):

	December 31, 2016	June 30, 2017
Preneed trust funds, at cost	$14,658	$15,543
Less: allowance for contract cancellation	(440)	(466)
Receivables from preneed trusts, net	$14,218	$15,077
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2017 and December 31, 2016. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at June 30, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of June 30, 2017
Cash and cash equivalents	$3,859	$3,860
Fixed income investments	9,080	9,080
Mutual funds and common stocks	2,588	2,607
Annuities	16	16
Total	$15,543	$15,563
The composition of the preneed trust funds at December 31, 2016 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2016
Cash and cash equivalents	$3,378	$3,378
Fixed income investments	8,809	8,809
Mutual funds and common stocks	2,455	2,463
Annuities	16	16
Total	$14,658	$14,666
6.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2016 and June 30, 2017 were as follows (in thousands):

	December 31, 2016	June 30, 2017
Trust assets, at market value	$46,889	$47,539
Obligations due from trust	(599)	(524)
Care trusts’ corpus	$46,290	$47,015
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At June 30, 2017, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2017. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2017 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,106	$—	$—	$3,106
Fixed income securities:
Foreign debt	2	3,546	164	(176)	3,534
Corporate debt	2	13,121	639	(424)	13,336
Preferred stock	2	11,396	126	(348)	11,174
Mortgage-backed securities	2	695	159	(13)	841
Common stock	1	14,609	1,450	(1,883)	14,176
Mutual funds:
Fixed Income	2	904	52	(1)	955
Trust securities		$47,377	$2,590	$(2,845)	$47,122
Accrued investment income		$417			$417
Cemetery perpetual care investments					$47,539
Market value as a percentage of cost					99.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$9
Due in one to five years	1,876
Due in five to ten years	3,843
Thereafter	23,157
$28,885
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-

than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We did not record any impairments in the three months ended June 30, 2016 and 2017 for other-than-temporary declines in the fair value related to unrealized losses on certain investments. In the six months ended June 30, 2016, we recorded a $0.4 million impairment and no impairments have been recorded in the six months ended June 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2017, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2017 are shown in the following table (in thousands):

	June 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$304	$(19)	$1,090	$(157)	$1,394	$(176)
Corporate debt	3,695	(320)	350	(104)	4,045	(424)
Preferred stock	244	(1)	6,139	(347)	6,383	(348)
Mortgage-backed securities	133	(13)	—	—	133	(13)
Common stock	4,883	(1,215)	1,723	(668)	6,606	(1,883)
Mutual Funds:
Fixed Income	339	(1)	—	—	339	(1)
Total temporary impaired securities	$9,598	$(1,569)	$9,302	$(1,276)	$18,900	$(2,845)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Realized gains	$65	$644	$112	$925
Realized losses	(433)	(481)	(1,682)	(630)
Decrease (increase) in care trusts’ corpus	368	(163)	1,570	(295)
Total	$—	$—	$—	$—

Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Investment income	$1,504	$1,586	$2,980	$3,292
Realized gain, net	(195)	(108)	(458)	(608)
Total	$1,309	$1,478	$2,522	$2,684
Purchases and sales of investments in the perpetual care trusts for the three and six months ended June 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Purchases	$(5,194)	$(6,861)	$(11,952)	$(11,874)
Sales	$3,122	$4,503	$7,870	$8,390
7. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 9) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $187.6 million at June 30, 2017 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of June 30, 2017, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
8.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2016 and June 30, 2017 were as follows (in thousands):

	December 31, 2016	June 30, 2017
Prepaid agreements not-to-compete, net of accumulated amortization of $5,501 and $5,773, respectively	$3,244	$3,051
Tradenames	11,663	11,663
Other	50	31
Intangible and other non-current assets	$14,957	$14,745
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $99,000 and $136,000 for the three months ended June 30, 2016 and 2017, respectively, and $202,000 and $272,000 for the six months ended June 30, 2016 and 2017, respectively. Our tradenames have indefinite lives and therefore are not amortized.

9.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Revolving credit facility, secured, floating rate	$67,700	$62,100
Term loan, secured, floating rate	138,750	133,125
Acquisition debt	12,245	11,641
Debt issuance costs, net of accumulated amortization of $4,138 and $4,290, respectively	(1,270)	(1,118)
Less: current portion	(13,021)	(15,040)
Total long-term debt	$204,404	$190,708
As of June 30, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
As of June 30, 2017, we had outstanding borrowings under the revolving credit facility of $62.1 million and approximately $133.1 million was outstanding on the term loan. We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2017 was 3.1% and 3.0%, respectively.
We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2017. The Credit Agreement contains key ratios that we must comply with, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2017, the leverage ratio was 2.75 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended June 30, 2016 and 2017 and $0.2 million for both the six months ended June 30, 2016 and 2017. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
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
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2016 and June 30, 2017 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	June 30, 2017
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(21,887)	(19,784)
Convertible Notes issuance costs, net of accumulated amortization of $1,359 and $1,616, respectively	$(2,268)	$(2,011)
Carrying value of the liability component	$119,596	$121,955

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $187.6 million at June 30, 2017.

Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended June 30, 2016 and 2017 and $2.0 million for both the six months ended June 30, 2016 and 2017. Accretion of the discount on the Convertible Notes was $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2017, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended June 30, 2016 and 2017 and $0.2 million for both the six months ended June 30, 2016 and 2017.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2017, is 44.4938 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.47 per share of common stock.
The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for both the three and six months ended June 30, 2016 and 2017 was 6.75% and 2.75%, respectively.
11.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the six months ended June 30, 2017, we had two stock benefits plans in effect under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at June 30, 2017 is as follows (shares in thousands):

	Shares Reserved (1)	Shares Available to Issue	Options Outstanding
Amended and Restated 2006 Plan	—	—	1,967
2017 Plan	1,559	1,529	16
Total	1,559	1,529	1,983

(1)	Amount includes 6,200 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations.
Restricted Stock
During the second quarter of 2017, we issued 5,000 restricted stock grants to a new employee of the leadership team that vest over a five-year period with an aggregate grant date market value of approximately $0.1 million. During the first quarter of 2017, we issued a total of 22,250 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.6 million.
During the three months ended June 30, 2016 and 2017, we recorded approximately $0.3 million and $0.2 million, respectively, of pre-tax compensation expense related to the vesting of restricted stock awards, which is included in general, administrative and other expenses. During the six months ended June 30, 2016 and 2017, we recorded pre-tax compensation expense of approximately $0.6 million and $0.4 million, respectively.
As of June 30, 2017, we had approximately $1.4 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.9 years.

Stock Options
As of June 30, 2017, there were 1,983,016 stock options outstanding and 715,739 stock options which remain unvested. During the second quarter of 2017, we granted 16,250 options to a new employee of the leadership team at an exercise price of $26.89. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the options granted during the second quarter of 2017 was approximately $0.1 million. During the first quarter of 2017, we granted 445,450 options to our leadership team and key employees at a weighted average exercise price of $26.54. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2017 was approximately $3.2 million. During the three months ended June 30, 2016 and 2017, we recorded approximately $0.6 million and $0.3 million, respectively, of pre-tax stock-based compensation expense for stock options. During the six months ended June 30, 2016 and 2017, we recorded approximately $1.1 million and $0.8 million, respectively, of pre-tax compensation expense for stock options.
The fair value of the option grants during the second quarter of 2017, were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	0.74%
Expected volatility	29.08%
Risk-free interest rate	1.79%
Expected life (years)	5.0
Black-Scholes value	$7.11
Performance Awards
During the second quarter of 2017, we granted 4,500 performance awards to a new employee of the leadership team, payable in shares. The fair value of these performance awards granted during the second quarter of 2017 was approximately $0.1 million. These awards will vest (if at all) on June 30, 2022, provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. During the first quarter of 2017, we granted 101,040 performance awards to our leadership team and key employees, payable in shares. The fair value of these performance awards granted during the first quarter of 2017 was approximately $2.7 million. We recorded pre-tax compensation expense for performance awards totaling $81,000 and $202,000 for the three months ended June 30, 2016 and 2017, respectively, and $108,000 and $257,000 for the six months ended June 30, 2016 and 2017, respectively.
Employee Stock Purchase Plan
During the second quarter of 2017, employees purchased a total of 9,425 shares of common stock through our employee stock purchase plan (“ESPP”) at a weighted average price of $22.92 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $67,000 and $48,000 for the three months ended June 30, 2016 and 2017, respectively, and $144,000 for both the six months ended June 30, 2016 and 2017.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2017
Dividend yield	0.75%
Expected volatility	18.82%
Risk-free interest rate	0.53%, 0.65%, 0.77%, 0.89%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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

Director Compensation
We recorded pre-tax compensation expense related to director compensation, which is included in general, administrative and other expenses, totaling $82,000 and $90,000 , for the three months ended June 30, 2016 and 2017, respectively, and $212,000 and $180,000 for the six months ended June 30, 2016 and 2017, respectively.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three and six months ended June 30, 2017, we did not repurchase any shares of common stock pursuant to this share repurchase program.
Cash Dividends
On April 27, 2017 our Board declared a dividend of $0.05 per share, totaling approximately $0.8 million, which was paid on June 1, 2017 to record holders of our common stock as of May 15, 2017. During the three months ended 2016, we paid a quarterly dividend of $0.025 per share, totaling approximately $0.4 million. For the six months ended June 30, 2016 and 2017, we paid total dividends of approximately $0.8 million and $1.7 million, respectively.
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2016	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(667)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	667
Balance at June 30, 2017	$—
12.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2017 (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Numerator for basic and diluted earnings per share:
Net income	$5,200	$4,410	$9,771	$11,494
Less: Earnings allocated to unvested restricted stock	(36)	(15)	(77)	(43)
Income attributable to common stockholders	$5,164	$4,395	$9,694	$11,451

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,516	16,652	16,488	16,625
Effect of dilutive securities:
Stock options	259	377	224	381
Convertible subordinated notes	300	1,064	150	1,077
Denominator for diluted earnings per common share - weighted average shares outstanding	17,075	18,093	16,862	18,083

Basic earnings per common share:	$0.31	$0.26	$0.59	$0.69
Diluted earnings per common share:	$0.30	$0.24	$0.57	$0.63
The fully diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and the corresponding calculation of fully diluted earnings per share, include approximately 1,064,000 and 1,077,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. There were 300,000 and 150,000 shares for the three and six months ended June 30, 2016 that would have been issued upon conversion under the if-converted method.
For the both the three and six months ended June 30, 2016 and 2017, no stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.
13.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues from operations, income (loss) from operations before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended June 30, 2017	$48,739	$15,113	$—	$63,852
Three months ended June 30, 2016	$46,467	$15,398	$—	$61,865

Six months ended June 30, 2017	$102,950	$29,059	$—	$132,009
Six months ended June 30, 2016	$95,769	$29,427	$—	$125,196

Income (loss) from operations before income taxes:
Three months ended June 30, 2017	$14,198	$4,395	$(11,144)	$7,449
Three months ended June 30, 2016	$14,115	$4,299	$(9,746)	$8,668

Six months ended June 30, 2017	$33,020	$8,607	$(22,372)	$19,255
Six months ended June 30, 2016	$30,844	$8,548	$(23,106)	$16,286

Total assets:
June 30, 2017	$632,937	$244,367	$3,737	$881,041
December 31, 2016	$634,145	$241,621	$9,303	$885,069

14.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2016 and June 30, 2017 (in thousands):

	December 31, 2016	June 30, 2017
Other current assets:
Income taxes receivable	$1,932	$500
Other current assets	102	94
Total other current assets	$2,034	$594

Current portion of long-term debt and capital lease obligations:
Term note	$11,250	$13,125
Acquisition debt	1,771	1,915
Capital leases	246	197
Total current portion of long-term debt and capital lease obligations	$13,267	$15,237

Accrued liabilities:
Accrued salaries and wages	$4,005	$2,665
Accrued incentive compensation	8,237	3,240
Accrued vacation	2,305	2,632
Accrued insurance	1,726	1,511
Accrued interest	1,235	1,222
Accrued ad valorem and franchise taxes	981	1,749
Accrued commissions	543	458
Other accrued liabilities	1,059	835
Total accrued liabilities	$20,091	$14,312

Other long-term liabilities:
Deferred rent	$1,207	$1,093
Incentive compensation	575	674
Contingent consideration	785	663
Total other long-term liabilities	$2,567	$2,430

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the effects of competition;

•	the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	effects of the application of applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the deathcare industry; and

•	other factors and uncertainties inherent in the deathcare industry.
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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 78% of our revenues, and cemetery operations, which account for approximately 22% of our revenues.
At June 30, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states. We compete with other public funeral and cemetery companies and smaller, independent operators. We believe we are a market leader in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending June 30, 2017 dated July 26, 2017 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
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
Accordingly, these non-GAAP Special Items will be comprised of only those charges materially outside the normal course of business, which should result in major shrinkage of “the gap” between our GAAP and non-GAAP reported performance.
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
The non-GAAP definitions we use are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35% for both the three and six months ended June 30, 2016 and 2017, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item.

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
We are providing below a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Gross profit	$18,807	$18,667	$40,110	$41,759

Field depreciation and amortization	3,571	3,647	6,907	7,118
Regional and unallocated funeral and cemetery costs	2,715	2,954	5,764	5,908
Operating profit	$25,093	$25,268	$52,781	$54,785
We are providing below a breakdown of Operating profit (a non-GAAP measure) by Segment for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017
Funeral Home Segment	$18,684	$19,317	$40,205	$43,099
Cemetery Segment	6,409	5,951	12,576	11,686
Operating profit	$25,093	$25,268	$52,781	$54,785
Further discussion of Operating profit for our Funeral Home and Cemetery Segments is presented herein under “Results of Operations.”

Financial Highlights
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Total revenue for the three months ended June 30, 2017 and 2016 was $63.9 million and $61.9 million, respectively, which represents an increase of approximately $2.0 million, or 3.2%. Funeral revenue increased $2.3 million to $48.7 million, while cemetery revenue decreased $0.3 million to $15.1 million in the three months ended June 30, 2017 compared to the same period in 2016. For the quarter comparatives, we experienced a 3.4% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.7%. In addition, we experienced a decrease of 6.4% in the number of preneed interment rights (property) sold and a decrease of 2.6% in the average price per interment right sold. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the three months ended June 30, 2017 decreased $0.1 million, or 0.7%, to $18.7 million, from $18.8 million for the three months ended June 30, 2016 primarily due to weaker performance of our same store cemetery businesses, offset by increases due to the two businesses acquired in May 2016 and the four businesses acquired in the latter half of 2016 and better cost management in our same store funeral home operations.
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
Net income for the three months ended June 30, 2017 decreased $0.8 million to $4.4 million, equal to $0.24 per diluted share, compared to net income of $5.2 million, equal to $0.30 per diluted share, for the three months ended June 30, 2016. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Six months ended June 30, 2017 compared to six months ended June 30, 2016
Total revenue for the six months ended June 30, 2017 and 2016 was $132.0 million and $125.2 million, respectively, which represents an increase of approximately $6.8 million, or 5.4%. Funeral revenue increased $7.2 million to $102.9 million, while cemetery revenue decreased $0.4 million to $29.1 million in the six months ended June 30, 2017 compared to the same period in 2016. For the quarter comparatives, we experienced a 6.2% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.7%. In addition, while we experienced a decrease of 12.1% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 7.2%. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the six months ended June 30, 2017 increased $1.6 million, or 4.1%, to $41.8 million, from $40.1 million for the six months ended June 30, 2016 primarily due to the two businesses acquired in May 2016 and the four businesses acquired in the latter half of 2016 and better cost management in our same store funeral home operations.
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
Net income for the six months ended June 30, 2017 increased $1.7 million to $11.5 million, equal to 0.63 per diluted share, compared to net income of $9.8 million, equal to 0.57 per diluted share, for the six months ended June 30, 2016. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2017 compared to the same periods of 2016. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2013 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2012 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross Profit, a GAAP financial measure.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended June 30, 2017 compared to three months ended June 30, 2016 (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$38,583	$38,561	$(22)	(0.1)%
Acquired operating revenue	5,745	8,119	2,374	41.3%
Preneed funeral insurance commissions	356	333	(23)	(6.5)%
Preneed funeral trust earnings	1,783	1,726	(57)	(3.2)%
Total	$46,467	$48,739	$2,272	4.9%

Operating profit:
Same store operating profit	$14,314	$14,448	$134	0.9%
Acquired operating profit	2,449	3,082	633	25.8%
Preneed funeral insurance commissions	155	79	(76)	(49.0)%
Preneed funeral trust earnings	1,766	1,708	(58)	(3.3)%
Total	$18,684	$19,317	$633	3.4%
Funeral home same store operating revenues for the three months ended June 30, 2017 decreased slightly by 0.1%, when compared to the three months ended June 30, 2016. This was due primarily to a 0.5% decrease in same store contract volumes to 7,209, while the average revenue per contract increased $24 or 0.5% to $5,349. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased $23 or 0.4% to $5,543 in the three months ended June 30, 2017. The average revenue per burial contract increased 2.3% to $8,934, while the number of burial contracts decreased 4.1% to 2,898. The average revenue per cremation contract increased 0.6% to $3,375 and the number of cremation contracts increased 2.7% to 3,778.
The burial rate for our same store businesses decreased 150 basis points to 40.2%, while the cremation rate increased 160 basis points to 52.4% for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.4% of the total number of contracts in the three months ended June 30, 2017, increased 5.8% to $2,474.
Same store operating profit for the three months ended June 30, 2017 increased $0.1 million, or 0.9%, when compared to the three months ended June 30, 2016 due to better management of expenses. Operating profit margin increased slightly by 40 basis points to 37.5% for the three months ended June 30, 2017 compared to the same period in 2016.
Funeral home acquired operating revenues for the three months ended June 30, 2017 increased $2.4 million, or 41.3%, when compared to the three months ended June 30, 2016. The funeral home acquired portfolio for the three months ended June 30, 2017 includes two businesses acquired in May 2016 and four businesses acquired in the latter half of 2016, not fully present in the three months ended June 30, 2016 results. We experienced an increase in the average revenue per contract of $281 or 4.4% to $6,693 and a 35.4% increase in the total number of contracts to 1,213. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract increased $282 or 4.3% to $6,849 in the three months ended June 30, 2017. The average revenue per burial contract increased 1.6% to $9,609 and the number of burial contracts increased 36.2% to 594. The average revenue per cremation contract increased 10.5% to $4,492 and the number of cremation contracts increased 35.0% to 513.
The burial rate for our acquired businesses increased 30 basis points to 49.0%, while the cremation rate decreased 10 basis points to 42.3%. This is the result of an increase in the number of burial versus cremation contract sales at the businesses that were acquired the latter half of 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.7% of the total number of contracts in the three months ended June 30, 2017, increased 4.1% to $2,785.
Acquired operating profit for the three months ended June 30, 2017 increased $0.6 million, or 25.8%, when compared to the three months ended June 30, 2016. Although revenue increased, operating profit margin decreased 460 basis points to 38.0% for the three months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses we acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses transition into our Standards Operating Model, we expect to see these costs align with their same store counterparts.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased by 6.5% for the three months ended June 30, 2017 compared to the same period in 2016. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The Preneed commission revenue recognized for the three months ended June 30, 2017 is from the preneed funeral insurance contracts sold in the three months ended June 30, 2016. The number of preneed insurance contracts sold in the three months ended June 30, 2016 decreased 7.1% due to the decrease in the number of insurance products sold that earned commissions over the same period of the prior year. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings decreased $0.1 million or 3.2% for the three months ended June 30, 2017, which is comprised of a 4.3% decrease in earnings from the maturity of preneed contracts, offset by an 11.3% increase in earnings from trust management fees.
Operating profit for our two categories of financial revenue, on a combined basis, decreased 7.0% in the three months ended June 30, 2017 due to the decrease in preneed funeral trust earnings and preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$79,935	$81,278	$1,343	1.7%
Acquired operating revenue	11,307	17,364	6,057	53.6%
Preneed funeral insurance commissions	777	636	(141)	(18.1)%
Preneed funeral trust earnings	3,750	3,672	(78)	(2.1)%
Total	$95,769	$102,950	$7,181	7.5%

Operating profit:
Same store operating profit	$31,225	$32,173	$948	3.0%
Acquired operating profit	4,862	7,096	2,234	45.9%
Preneed funeral insurance commissions	411	209	(202)	(49.1)%
Preneed funeral trust earnings	3,707	3,621	(86)	(2.3)%
Total	$40,205	$43,099	$2,894	7.2%
Funeral home same store operating revenues for the six months ended June 30, 2017 increased $1.3 million, or 1.7%, when compared to the six months ended June 30, 2016. The increase was due primarily to a 1.0% increase in same store contract volumes to 15,203 and a $34 or 0.6% increase in the average revenue per contract to $5,346. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased

$32 or 0.6% to $5,539 in the six months ended June 30, 2017. The average revenue per burial contract increased 1.5% to $8,898, while the number of burial contracts decreased 1.7% to $6,139. The average revenue per cremation contract increased 1.3% to $3,368 and the number of cremation contracts increased 3.6% to 7,962.
The burial rate for our same store businesses decreased 110 basis points to 40.4%, while the cremation rate increased 130 basis points to 52.4% for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.2% of the total number of contracts in the six months ended June 30, 2017, increased 8.2% to $2,512.
Same store operating profit for the six months ended June 30, 2017 increased $0.9 million, or 3.0%, when compared to the six months ended June 30, 2016. This increase is a result of increased revenue, offset by a $0.4 million increase in expenses compared to the same period in 2016. As a result of better management of expenses, operating profit margin increased slightly by 50 basis points to 39.6% for the six months ended June 30, 2017 compared to the same period in 2016.
Funeral home acquired operating revenues for the six months ended June 30, 2017 increased $6.1 million, or 53.6%, when compared to the six months ended June 30, 2016. The funeral home acquired portfolio for the six months ended June 30, 2017 includes two businesses acquired in May 2016 and four businesses acquired in the latter half of 2016, not fully present in the six months ended June 30, 2016 results. We experienced an increase in the average revenue per contract of $149 or 2.3% to $6,592 and a 50.1% increase in the total number of contracts to 2,634. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract increased $124 or 1.9% to $6,770 in the six months ended June 30, 2017. The average revenue per burial contract decreased 1.2% to $9,523, while the number of burial contracts increased 54.2% to 1,292. The average revenue per cremation contract increased 5.8% to $4,384 and the number of cremation contracts increased 46.0% to 1,130.
The burial rate for our acquired businesses increased 140 basis points to 49.1%, while the cremation rate decreased 120 basis points to 42.9%. This is the result of an increase in the number of burial versus cremation contract sales at the businesses that were acquired the latter half of 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.0% of the total number of contracts in the six months ended June 30, 2017, increased 1.5% to $2,710.
Acquired operating profit for the six months ended June 30, 2017 increased $2.2 million, or 45.9%, from the six months ended June 30, 2016, primarily due to the six businesses acquired in the latter half of 2016 and reflected in the first half of 2017. Although revenues increased, operating profit margin decreased 210 basis points to 40.9% for the six months ended June 30, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses we acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses transition into our Standards Operating Model, we expect to see these costs align with their same store counterparts.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased $0.1 million or 18.1% for the six months ended June 30, 2017 compared to the same period in 2016. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The Preneed commission revenue recognized for the six months ended June 30, 2017 is from the preneed funeral insurance contracts sold in the six months ended June 30, 2016. Although the number of preneed insurance contracts sold in the six months ended June 30, 2016 increased 1.0% over the same period of the prior year, the amount of commissions earned on these sales decreased primarily due to the decrease in the number of insurance products sold that earned commissions. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings decreased $0.1 million or 2.1% for the six months ended June 30, 2017, which is comprised of a 3.2% decrease in earnings from the maturity of preneed contracts, offset by a 14.1% increase in earnings from trust management fees.
Operating profit for our two categories of financial revenue, on a combined basis, decreased 7.0% in the six months ended June 30, 2017 due to the decrease in preneed funeral trust earnings and preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended June 30, 2017 compared to three months ended June 30, 2016 (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$12,494	$11,935	$(559)	(4.5)%
Acquired operating revenue	625	700	75	12.0%
Cemetery trust earnings	1,831	2,028	197	10.8%
Preneed cemetery finance charges	448	450	2	0.4%
Total	$15,398	$15,113	$(285)	(1.9)%

Operating profit:
Same store operating profit	$4,098	$3,343	$(755)	(18.4)%
Acquired operating profit	91	190	99	108.8%
Cemetery trust earnings	1,772	1,968	196	11.1%
Preneed cemetery finance charges	448	450	2	0.4%
Total	$6,409	$5,951	$(458)	(7.1)%
Cemetery same store operating revenues for the three months ended June 30, 2017 decreased $0.6 million, or 4.5%, when compared to the three months ended June 30, 2016. Approximately 58.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended June 30, 2017. Preneed revenue decreased $0.8 million, or 10.8%, as we experienced a 7.4% decrease in the number of preneed interment rights (property) sold to 1,855 and a 0.8% decrease in average price per interment to $3,224 for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily a result of attrition of key sales personnel at certain businesses during the period. Same store at-need revenue, which represents approximately 42.0% of our same store operating revenues, increased $0.3 million, or 5.9%, due primarily to a 11.7% increase in the average sale per contract to $1,479.
Cemetery same store operating profit for the three months ended June 30, 2017 decreased $0.8 million, or 18.4% from the same period in 2016. As a percentage of revenue, cemetery operating profit decreased to 28.0% in the three months ended June 30, 2017 compared to 32.8% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with a $0.2 million, or 2.3%, increase in bad debt expense for the three months ended June 30, 2017 compared with the same period in 2016.
Cemetery acquired operating revenue and acquired operating profit increased for the three months ended June 30, 2017 primarily due to a $0.1 million increase in preneed revenue, as we experienced a 22.2% increase in the number of preneed contracts sold to 77 compared with the same period in 2016 in our acquired portfolio. Cemetery acquired operating profit margin increased from 14.6% to 27.1% for the three months ended June 30, 2017 compared to the same period in 2016.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings increased $0.2 million or 10.8%, primarily due to a $0.2 million increase in capital gains from our perpetual care trust in the three months ended June 30, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts remained flat in the three months ended June 30, 2017 compared to the same period in 2016.

Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the six months ended June 30, 2017 compared to six months ended June 30, 2016 (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$23,626	$22,774	$(852)	(3.6)%
Acquired operating revenue	1,334	1,609	275	20.6%
Cemetery trust earnings	3,597	3,744	147	4.1%
Preneed cemetery finance charges	870	932	62	7.1%
Total	$29,427	$29,059	$(368)	(1.3)%

Operating profit:
Same store operating profit	$7,941	$6,638	$(1,303)	(16.4)%
Acquired operating profit	312	543	231	74.0%
Cemetery trust earnings	3,453	3,573	120	3.5%
Preneed cemetery finance charges	870	932	62	7.1%
Total	$12,576	$11,686	$(890)	(7.1)%
Cemetery same store operating revenues for the six months ended June 30, 2017 decreased $0.9 million, or 3.6%, when compared to the six months ended June 30, 2016. Approximately 57.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the six months ended June 30, 2017. Preneed revenue decreased $1.4 million, or 10.1%, as we experienced a 13.7% decrease in the number of preneed interment rights (property) sold to 3,400 in the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily a result of attrition of key sales personnel at certain businesses during the period. The decrease was partially offset by an 8.8% increase in the average price per interment to $3,246, which was a result of sales of higher valued interments at newly constructed gardens at several of our same store businesses. Same store at-need revenue, which represents approximately 43.0% of our same store operating revenues, increased $0.6 million, or 6.3%, due primarily to a 9.5% increase in the average sale per contract to $1,413.
Cemetery same store operating profit for the six months ended June 30, 2017 decreased $1.3 million, or 16.4% from the same period in 2016. As a percentage of revenue, cemetery operating profit decreased to 29.1% in the six months ended June 30, 2017 compared to 33.6% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with a $0.5 million, or 2.9%, increase in operating costs for the six months ended June 30, 2017 compared with the same period in 2016. Those expenses with significant increases include $0.3 million of salaries and benefits and $0.2 million of facilities and grounds expenses.
Cemetery acquired operating revenue and acquired operating profit increased for the six months ended June 30, 2017 primarily due to a $0.3 million increase in preneed revenue, as we have experienced a 34.8% increase in the number of preneed contracts sold to 178 compared with the same period in 2016 in our acquired portfolio. Cemetery acquired operating profit margin increased from 23.4% to 33.7% for the six months ended June 30, 2017 compared to the same period in 2016.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings increased $0.1 million or 4.1%, primarily due to capital gains from our perpetual care trust in the six months ended June 30, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts increased $0.1 million or 7.1% in the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of our increased collection efforts and decreased interest-free sales promotions.
Other Financial Statement Items
Depreciation and Amortization. Depreciation and amortization costs for the field and home office totaled $4.0 million for the three months ended June 30, 2017, an increase of $0.1 million, or 1.7%, from the three months ended June 30, 2016 and $7.9 million for the six months ended June 30, 2017, an increase of $0.2 million or 2.4%, from the six months ended June 30, 2016. These increases were primarily attributable to additional depreciation expense from assets acquired in our 2016 acquisitions.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $2.9 million for the three months ended June 30, 2017, an increase of $0.2 million, or 8.8%, compared to the same period in 2016, primarily due to a $0.3 million increase in field incentive compensation, a $0.2 million increase in severance expense, offset by a $0.2 million decrease in other administrative expenses and a $0.1 million decrease in salaries and benefits. Regional and unallocated funeral and cemetery costs totaled $5.9 million for the six months ended June 30, 2017, an increase of $0.1 million, or 2.5%, compared to the same period in 2016, primarily due to a $0.2 million increase in the incentive award for the Good To Great incentive plan, offset by a $0.1 million decrease in other administrative expenses.
General, Administrative and Other. General, administrative and other expenses totaled $6.6 million for the three months ended June 30, 2017, a decrease of $0.7 million, or 12.6%, from the three months ended June 30, 2016. The increase was attributable to a $0.5 million increase in salaries and benefits for leadership investments in our Houston support office, a $0.4 million increase in public company, regulatory and legal costs related to tax planning, filing our current shelf registration statement and adopting a new long-term incentive plan, a $0.1million increase in severance and retirement expenses, and a $0.1 million increase in incentive compensation, offset by a $0.2 million decrease in equity compensation and a $0.2 million decrease in acquisition costs.
General, administrative and other expenses totaled $13.4 million for the six months ended June 30, 2017, a decrease of $1.7 million, or 11.0%, from the six months ended June 30, 2016. The decrease was attributable to a $2.2 million decrease in severance and retirement expenses primarily related to the executive that retired in March 2016, a $0.7 million decrease in acquisition costs and a $0.4 million decrease in equity compensation, offset by a $0.8 million increase in public company, regulatory and legal costs related to tax planning, filing our current shelf registration statement and adopting a new long-term incentive plan, a $0.6 million increase in salaries and benefits for leadership investments in our Houston support office and a $0.2 million increase in other general costs.
Interest Expense. Interest expense was $3.2 million for the three months ended June 30, 2017 compared to $3.0 million for the three months ended June 30, 2016, an increase of approximately $0.2 million. During the three months ended June 30, 2017, interest expense increased by approximately $0.1 million related to our term note and revolving credit facility and by approximately $0.1 million related to our deferred purchase obligations for our 2016 acquisitions.
Interest expense was $6.2 million for the six months ended June 30, 2017 compared to $5.8 million for the six months ended June 30, 2016, an increase of approximately $0.4 million. During the six months ended June 30, 2017, interest expense increased by approximately $0.1 million related to our term note and revolving credit facility and by approximately $0.3 million related to our deferred purchase obligations for our 2016 acquisitions.
Accretion of Discount on Convertible Subordinated Notes. For the three and six months ended June 30, 2017, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.1 million and $2.1 million respectively, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2016, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Income Taxes. Income tax expense was $3.0 million for the three months ended June 30, 2017 compared to $3.5 million for the three months ended June 30, 2016. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and six months ended June 30, 2017 and 2016. Income tax expense was $7.8 million for the six months ended June 30, 2017 compared to $6.5 million for the six months ended June 30, 2016.
We have approximately $32.9 million of state net operating loss carry forwards that will expire between 2018 and 2038, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At June 30, 2017, the valuation allowance totaled $0.2 million.

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
Cash Flows
We began 2017 with $3.3 million in cash and other liquid investments and ended the second quarter with $0.4 million in cash. As of June 30, 2017, we had borrowings of $62.1 million outstanding on our revolving credit facility compared to $67.7 million outstanding as of December 31, 2016.
The following table sets forth the elements of cash flow for the six months ended June 30, 2016 and 2017 (in millions):

	For the Six Months Ended June 30,
	2016	2017
Cash at January 1st	$0.5	$3.3
Cash flow from operating activities	25.0	20.2
Acquisitions and land for new construction	(9.4)	(0.6)
Purchase of land and buildings previously leased	(6.3)	—
Net proceeds from the sale of other assets	0.6	—
Growth capital expenditures	(4.4)	(4.1)
Maintenance capital expenditures	(3.4)	(4.7)
Net (payments) borrowings on our revolving credit facility, term loan and long-term debt obligations	0.1	(11.9)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.5)	(0.5)
Dividends paid on common stock	(0.8)	(1.7)
Payment of loan origination costs related to the credit facility	(0.7)	—
Excess tax deficiency of equity compensation	(0.2)	—
Other financing proceeds	0.4	0.4
Cash at June 30th	$0.9	$0.4
Operating Activities
For the six months ended June 30, 2017, cash provided by operating activities was $20.2 million compared to cash provided by operating activities of $25.0 million for the six months ended June 30, 2016, a decrease of $4.8 million, due primarily to the weak performance in the second quarter and unfavorable working capital changes, which include, the timing of payments for income taxes, payments for accrued severance for the retirement of a former executive and our Good To Great incentive compensation plan during the first quarter of 2017.

Investing Activities
Our investing activities resulted in a net cash outflow of $9.4 million for the six months ended June 30, 2017 compared to $22.9 million for the six months ended June 30, 2016, a decrease of $13.5 million. During the six months ended June 30, 2017, we purchased land for a funeral home parking lot expansion project for approximately $0.6 million. Capital expenditures totaled $8.8 million, of which $4.1 million and $4.7 million were growth and maintenance capital expenditures, respectively. Our growth capital expenditures were primarily related to cemetery development costs of $2.2 million, construction costs related to new funeral home facilities of approximately $1.3 million and renovations at certain businesses of $0.6 million. Maintenance capital expenditures in the six months ended June 30, 2017 were primarily related to vehicle purchases of $1.4 million, maintenance projects for facility repairs and improvements of $1.4 million, general equipment and furniture purchases of $1.2 million, and paving roads, parking lots and landscaping projects of $0.7 million.
During the six months ended June 30, 2016, we acquired two funeral home businesses for approximately $10.2 million. The purchase price consisted of $6.7 million paid in cash at closing and $3.5 million of deferred purchase price payments. We purchased land for funeral home expansion projects for approximately $2.7 million. Additionally, we purchased land and buildings at four funeral home businesses that were previously leased for approximately $6.3 million. Capital expenditures totaled $7.8 million, of which $4.4 million and $3.4 million were growth and maintenance capital expenditures, respectively, for the six months ended June 30, 2016. Our growth capital expenditures were primarily related to construction costs related to funeral home facilities of approximately $1.3 million, renovations at certain businesses of $0.9 million and cemetery development costs of $2.2 million. Maintenance capital expenditures in the six months ended June 30, 2016 were primarily related to vehicle purchases of $1.0 million, general equipment and furniture purchases of $1.0 million and maintenance projects such as paving roads, parking lots, facility repairs and improvements of $1.4 million.
Financing Activities
Our financing activities resulted in a net cash outflow of $13.7 million for the six months ended June 30, 2017 compared to $1.7 million for the six months ended June 30, 2016, an increase of $12.0 million. During the six months ended June 30, 2017, we had net payments on our revolving credit facility and term loan of $11.2 million compared to net borrowings of $0.8 million in the same period in 2016.
On May 19, 2016, our Board approved an increase in our quarterly dividend on our common stock from $0.025 to $0.05 per share, effective with respect to dividends payable on September 1, 2016 and later. During the six months ended June 30, 2017, we paid $1.7 million in dividends compared to $0.8 million in the same period in 2016.
During the six months ended June 30, 2016, we paid transaction costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility.
Dividends
On April 27, 2017 our Board declared a dividend of $0.05 per share, totaling approximately $0.8 million, which was paid on June 1, 2017 to record holders of our common stock as of May 15, 2017. During the three months ended 2016, we paid a quarterly dividend of $0.025 per share, totaling approximately $0.4 million. For the six months ended June 30, 2016 and 2017, we paid total dividends of approximately $0.8 million and $1.7 million, respectively.
Share Repurchase Program
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three and six months ended June 30, 2017, we did not repurchase any shares of common stock pursuant to this share repurchase program.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at June 30, 2017 totaled $209.6 million and consisted of $133.1 million under our term loan, $62.1 million outstanding under our revolving credit facility and $14.4 million in acquisition indebtedness and capital lease obligations.
As of June 30, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At June 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three and six months ended June 30, 2017 was 3.1% and 3.0%, respectively.
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
We were in compliance with the covenants contained in the Credit Agreement as of June 30, 2017. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of June 30, 2017, the leverage ratio was 2.75 to 1.00 and the fixed charge coverage ratio was 2.01 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended June 30, 2016 and 2017 and $0.2 million for both the six months ended June 30, 2016 and 2017. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
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
At June 30, 2017, the carrying amount of the equity component was approximately $18.0 million. At June 30, 2017, the principal amount of the liability component was $143.75 million and the net carrying amount was $122.0 million. The unamortized discount of $19.8 million and the unamortized debt issuance costs of $2.0 million as of June 30, 2017 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and six months ended June 30, 2016 and 2017 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended June 30, 2016 and 2017 and $2.0 million for both the six months ended June 30, 2016 and 2017. Accretion of the discount on the Convertible Notes was $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2017, respectively, and $1.9 million and $2.1 million for the six months ended June 30, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended June 30, 2016 and 2017 and $0.2 million for both the six months ended June 30, 2016 and 2017.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2017, is 44.4938 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.47 per share of common stock.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2017 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2017 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.52% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2017, we had outstanding borrowings of $62.1 million under our $150.0 million revolving credit facility and approximately $133.1 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At June 30, 2017, the fair value of these notes was approximately $187.6 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2017 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

April 1, 2017 - April 30, 2017	—	$—	—	$—
May 1, 2017 - May 31, 2017	—	$—	—	$—
June 1, 2017 - June 30, 2017	—	$—	—	$—
Total for quarter ended June 30, 2017	—		—

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	July 27, 2017	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer and Secretary

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description

10.1
Third Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of May 12, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2017. †

10.2	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.