Form 10-Q
period 2017-09-30
CARRIAGE SERVICES INC
filed 2017-10-25
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 20, 2017 was 16,085,750.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2016	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$759
Accounts receivable, net of allowance for bad debts of $746 in 2016 and $800 in 2017	18,860	18,821
Inventories	6,147	6,346
Prepaid expenses	2,640	1,355
Other current assets	2,034	764
Total current assets	32,967	28,045
Preneed cemetery trust investments	69,696	71,728
Preneed funeral trust investments	89,240	89,444
Preneed receivables, net of allowance for bad debts of $2,166 in 2016 and $2,230 in 2017	30,383	31,279
Receivables from preneed trusts	14,218	15,306
Property, plant and equipment, net of accumulated depreciation of $110,509 in 2016 and $113,616 in 2017	235,113	235,501
Cemetery property, net of accumulated amortization of $34,194 in 2016 and $36,638 in 2017	76,119	76,961
Goodwill	275,487	275,487
Intangible and other non-current assets	14,957	14,616
Cemetery perpetual care trust investments	46,889	48,679
Total assets	$885,069	$887,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,267	$16,323
Accounts payable	10,198	6,686
Other liabilities	717	1,811
Accrued liabilities	20,091	15,294
Total current liabilities	44,273	40,114
Long-term debt, net of current portion	137,862	125,442
Revolving credit facility	66,542	74,550
Convertible subordinated notes due 2021	119,596	123,182
Obligations under capital leases, net of current portion	2,630	2,492
Deferred preneed cemetery revenue	54,631	55,275
Deferred preneed funeral revenue	33,198	34,652
Deferred tax liability	42,810	44,025
Other long-term liabilities	2,567	2,723
Deferred preneed cemetery receipts held in trust	69,696	71,728
Deferred preneed funeral receipts held in trust	89,240	89,444
Care trusts’ corpus	46,290	48,186
Total liabilities	709,335	711,813
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,490,855 and 22,609,120 shares issued at December 31, 2016 and September 30, 2017, respectively	225	226
Additional paid-in capital	215,064	216,396
Retained earnings	20,711	35,243
Treasury stock, at cost; 5,849,316 and 6,523,370 shares at December 31, 2016 and September 30, 2017, respectively	(60,266)	(76,632)
Total stockholders’ equity	175,734	175,233
Total liabilities and stockholders’ equity	$885,069	$887,046
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Revenues:
Funeral	$45,183	$47,329	$140,952	$150,279
Cemetery	14,957	13,725	44,384	42,784
	60,140	61,054	185,336	193,063
Field costs and expenses:
Funeral	26,982	29,267	82,546	89,118
Cemetery	8,695	8,769	25,546	26,142
Depreciation and amortization	3,452	3,601	10,359	10,719
Regional and unallocated funeral and cemetery costs	2,783	3,937	8,547	9,845
	41,912	45,574	126,998	135,824
Gross profit	18,228	15,480	58,338	57,239
Corporate costs and expenses:
General, administrative and other	6,130	6,134	21,208	19,549
Home office depreciation and amortization	355	401	1,139	1,155
	6,485	6,535	22,347	20,704
Operating income	11,743	8,945	35,991	36,535
Interest expense	(2,903)	(3,282)	(8,722)	(9,517)
Accretion of discount on convertible subordinated notes	(981)	(1,097)	(2,862)	(3,200)
Loss on early extinguishment of debt	—	—	(567)	—
Other, net	(285)	(6)	20	(3)
Income before income taxes	7,574	4,560	23,860	23,815
Provision for income taxes	(3,030)	(1,824)	(9,545)	(9,526)
Tax adjustment related to certain discrete items	1,139	302	1,139	243
Total provision for income taxes	$(1,891)	$(1,522)	$(8,406)	$(9,283)
Net income	$5,683	$3,038	$15,454	$14,532

Basic earnings per common share:	$0.34	$0.18	$0.93	$0.87
Diluted earnings per common share:	$0.33	$0.17	$0.91	$0.81

Dividends declared per common share	$0.050	$0.050	$0.100	$0.150

Weighted average number of common and common equivalent shares outstanding:
Basic	16,529	16,476	16,502	16,575
Diluted	17,101	17,598	16,962	17,887
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net income	$15,454	$14,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,498	11,874
Provision for losses on accounts receivable	1,522	1,737
Stock-based compensation expense	2,645	2,394
Deferred income tax expense	3,618	1,215
Amortization of deferred financing costs	622	614
Accretion of discount on convertible subordinated notes	2,862	3,200
Loss on early extinguishment of debt	567	—
Net loss on sale and disposal of other assets	186	341
Impairment of intangible assets	145	—

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(3,945)	(2,594)
Inventories and other current assets	682	2,356
Intangible and other non-current assets	386	340
Preneed funeral and cemetery trust investments	(4,828)	(5,114)
Accounts payable	(2,149)	(3,510)
Accrued and other liabilities	292	(2,790)
Deferred preneed funeral and cemetery revenue	742	2,098
Deferred preneed funeral and cemetery receipts held in trust	4,541	4,132
Net cash provided by operating activities	34,840	30,825

Cash flows from investing activities:
Acquisitions and land for new construction	(15,056)	(723)
Purchase of land and buildings previously leased	(6,258)	—
Net proceeds from the sale of other assets	955	405
Capital expenditures	(12,039)	(13,129)
Net cash used in investing activities	(32,398)	(13,447)

Cash flows from financing activities:
Borrowings from the revolving credit facility	45,500	75,100
Payments against the revolving credit facility	(74,800)	(67,300)
Borrowings from the term loan	39,063	—
Payments against the term loan	(8,438)	(8,438)
Payments on other long-term debt and obligations under capital leases	(987)	(1,084)
Payments on contingent consideration recorded at acquisition date	—	(101)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	686	1,296
Taxes paid on restricted stock vestings and exercise of non-qualified options	(560)	(509)
Dividends paid on common stock	(1,662)	(2,503)
Purchase of treasury stock	—	(16,366)
Payment of loan origination costs related to the credit facility	(717)	—
Excess tax deficiency of equity compensation	(207)	—
Net cash used in financing activities	(2,122)	(19,905)

Net increase (decrease) in cash and cash equivalents	320	(2,527)
Cash and cash equivalents at beginning of period	535	3,286
Cash and cash equivalents at end of period	$855	$759

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of September 30, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Cemetery interment rights are recorded as revenue in accordance with the accounting provisions for real estate sales. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the interment right contract price. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $0.9 million for both the three months ended September 30, 2016 and 2017 and $3.1 million and $2.4 million for the nine months ended September 30, 2016 and 2017, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of September 30, 2017, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Accounts receivable was comprised of the following at December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Funeral receivables, net of allowance for bad debt of $189 and $197, respectively	$8,664	$7,865
Cemetery receivables, net of allowance for bad debt of $557 and $603, respectively	9,862	10,552
Other receivables	334	404
Accounts receivable, net	$18,860	$18,821
Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Funeral receivables, net of allowance for bad debt of $862 and $883, respectively	$7,761	$7,943
Cemetery receivables, net of allowance for bad debt of $1,304 and $1,347, respectively	22,622	23,336
Preneed receivable, net	$30,383	$31,279
Bad debt expense totaled approximately $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2017, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2016 and 2017, respectively.
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
Property, plant and equipment was comprised of the following at December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Land	$73,744	$73,503
Buildings and improvements	195,214	201,444
Furniture, equipment and automobiles	76,664	74,170
Property, plant and equipment, at cost	345,622	349,117
Less: accumulated depreciation	(110,509)	(113,616)
Property, plant and equipment, net	$235,113	$235,501
We recorded depreciation expense of approximately $2.9 million and $3.1 million for the three months ended September 30, 2016 and 2017, respectively and $8.4 million and $9.4 million for the nine months ended September 30, 2016 and 2017, respectively. During the nine months ended September 30, 2017, we acquired real estate for $0.7 million for funeral home parking lot expansion projects. During the nine months ended September 30, 2016, we acquired real estate for $2.7 million for various funeral home expansion projects and we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million.
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
We performed our 2017 annual impairment test of goodwill using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2017 annual impairment test, we performed a qualitative assessment and concluded that there was not an impairment to goodwill.
For our 2016 annual impairment test, we performed a quantitative impairment test. Our intent is to perform the quantitative test at least once every three years unless certain indicators or events suggest otherwise. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of the methodology used for the goodwill impairment quantitative test.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the nine months ended September 30, 2016 and 2017.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization.
We performed our 2017 annual impairment test of intangible assets using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with the guidance. For our 2017 annual impairment test, we performed a qualitative assessment and concluded that there was not an impairment to intangibles assets.
For our 2016 annual impairment test, we performed a quantitative impairment test. Our intent is to perform the quantitative test at least once every three years unless certain indicators or events suggest otherwise. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of the methodology used for the intangibles impairment quantitative test.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During the third quarter of 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the nine months ended September 30, 2016 and 2017.
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
The guidance also requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement on a prospective basis. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. For the three and nine months ended September 30, 2017, the excess tax deficiency related to share-based payments was approximately $70,000, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. In addition, excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows.
The guidance also allows for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.
The guidance also requires that the presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and applied retrospectively. This resulted in $0.6 million of employee taxes paid from withheld shares being presented as financing activities on our Consolidated Statement of Cash Flows for both the nine months ended September 30, 2016 and 2017. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
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
On July 18, 2017, we received notification that the Internal Revenue Service (“IRS”) selected our tax years ended December 31, 2013, 2014 and 2015 for examination. The examination of our tax year ended December 31, 2013 had previously been completed during 2016, however, we filed an amendment on June 1, 2017. The examination related to 2013 should be limited in scope to the items revised in the amendment, which include research and development credits, state taxes and preneed cost of sales.
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
Income tax expense was $1.9 million for the three months ended September 30, 2016 compared to $1.5 million for the three months ended September 30, 2017. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and nine months ended September 30, 2016 and 2017. Income tax expense was $8.4 million for the nine months ended September 30, 2016 compared to $9.3 million for the nine months ended September 30, 2017.

During the third quarter of 2017, we recognized a tax benefit of $0.2 million which reduced our effective tax rate to 39.0% for the nine months ended September 30, 2017. During the third quarter of 2016, we recognized a tax benefit of $1.1 million which reduced our effective tax rate to 35.2% for the nine months ended September 30, 2016.
Correction of Immaterial Error
During the nine months ended September 30, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheets as of January 1, 2015.
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
Related Party Transactions
Management evaluated reportable events and transactions that occurred between us and related persons during the nine months ended September 30, 2017. See Note 15 to the Consolidated Financial Statements included herein for additional information on our related party transactions.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2017 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 16 to the Consolidated Financial Statements included herein for additional information on our subsequent events.
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

The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of initially applying the standard as an adjustment to retained earnings at the date of initial application.
Currently, our sales of cemetery interment rights are recorded as revenue in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the contract price related to the interment right. We have analyzed the impact on our contract portfolio by reviewing our revenue streams and our current policies and procedures to identify potential differences that would result from applying the requirements of the new standard to our contracts and we do not expect the new accounting standard to significantly impact our current accounting for the cemetery interment rights. We do not expect the adoption of this accounting standard to materially affect our accounting for other revenue streams.
We expect the adoption of this new accounting standard to affect our accounting for the selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Currently, these costs are charged to operations using the specific identification method in the period incurred. Under the new accounting standard, we will capitalize and amortize these costs over the typical financing term for our preneed cemetery merchandise and services contracts and over the average preneed maturity period for our preneed funeral trust contracts. Based on our preliminary assessments, we do not expect the change to have a material impact on our Consolidated Financial Statements. The selling costs related to the sales of cemetery interment rights, which include real property and other costs related to cemetery development activities, will continue to be charged to operations using the specific identification method in the period in which the sale of the cemetery interment right is recognized as revenue. The selling costs related to preneed funeral insurance contracts will continue to be charged to operations using the specific identification method in the period incurred.
We are continually evaluating the impact on our Consolidated Financial Statements and are currently modifying our financial systems to provide accounting under the new guidance.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2016 and September 30, 2017 were as follows (in thousands):

	December 31, 2016	September 30, 2017
Preneed cemetery trust investments, at market value	$71,834	$73,889
Less: allowance for contract cancellation	(2,138)	(2,161)
Preneed cemetery trust investments, net	$69,696	$71,728
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2017, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2017. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at September 30, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,698	$—	$—	$4,698
Fixed income securities:
Foreign debt	2	4,834	275	(168)	4,941
Corporate debt	2	19,335	1,145	(553)	19,927
Preferred stock	2	16,329	383	(524)	16,188
Mortgage-backed securities	2	1,089	240	(23)	1,306
Common stock	1	24,574	3,376	(3,119)	24,831
Mutual funds:
Fixed Income	2	1,200	81	—	1,281
Trust securities		$72,059	$5,501	$(4,387)	$73,173
Accrued investment income		$716			$716
Preneed cemetery trust investments					$73,889
Market value as a percentage of cost					101.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$15
Due in one to five years	2,718
Due in five to ten years	5,751
Thereafter	33,879
Total	$42,363

The cost and fair market values associated with preneed cemetery trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,852	$—	$—	$10,852
Fixed income securities:
Municipal bonds	2	496	18	(4)	510
Foreign debt	2	7,574	160	(656)	7,078
Corporate debt	2	20,621	1,569	(1,123)	21,067
Preferred stock	2	16,287	8	(947)	15,348
Mortgage-backed securities	2	949	372	(4)	1,317
Common stock	1	13,250	2,191	(1,838)	13,603
Mutual funds:
Fixed income		1,223	107	—	1,330
Trust securities		$71,252	$4,425	$(4,572)	$71,105
Accrued investment income		$729			$729
Preneed cemetery trust investments					$71,834
Market value as a percentage of cost					99.8%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2017. In the nine months ended September 30, 2016, we recorded a $0.8 million impairment and no impairments have been recorded in the nine months ended September 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2017, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2017 are shown in the following table (in thousands):

	September 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$153	$(2)	$1,657	$(166)	$1,810	$(168)
Corporate debt	2,158	(410)	624	(143)	2,782	(553)
Preferred stock	273	(2)	8,111	(522)	8,384	(524)
Mortgage-backed securities	200	(23)	—	—	200	(23)
Common stock	8,473	(2,247)	1,936	(872)	10,409	(3,119)
Mutual Funds:
Fixed Income	—	—	—	—	—	—
Total temporary impaired securities	$11,257	$(2,684)	$12,328	$(1,703)	$23,585	$(4,387)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Investment income	$578	$474	$1,546	$1,755
Realized gains	126	—	415	2,215
Realized losses	(673)	—	(4,081)	(1,312)
Expenses and taxes	(139)	(336)	(832)	(1,213)
Decrease (increase) in deferred preneed cemetery receipts held in trust	108	(138)	2,952	(1,445)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Purchases	$(1,434)	$(915)	$(19,540)	$(19,355)
Sales	$5,973	$—	$18,003	$13,189
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2016 and September 30, 2017 were as follows (in thousands):

	December 31, 2016	September 30, 2017
Preneed funeral trust investments, at market value	$91,980	$92,151
Less: allowance for contract cancellation	(2,740)	(2,707)
Preneed funeral trust investments, net	$89,240	$89,444
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2017, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2017. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed funeral trust investments at September 30, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,636	$—	$—	$15,636
Fixed income securities:
U.S treasury debt	1	1,490	13	(4)	1,499
Foreign debt	2	4,882	282	(166)	4,998
Corporate debt	2	20,244	1,165	(571)	20,838
Preferred stock	2	16,837	457	(526)	16,768
Mortgage-backed securities	2	1,273	255	(25)	1,503
Common stock	1	24,488	3,392	(3,133)	24,747
Mutual funds:
Fixed income	2	1,998	87	(38)	2,047
Other investments	2	3,374	—	—	3,374
Trust securities		$90,222	$5,651	$(4,463)	$91,410
Accrued investment income		$741			$741
Preneed funeral trust investments					$92,151
Market value as a percentage of cost					101.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$78
Due in one to five years	4,320
Due in five to ten years	6,208
Thereafter	35,000
Total	$45,606

The cost and fair market values associated with preneed funeral trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,787	$—	$—	$22,787
Fixed income securities:
U.S. treasury debt	1	1,491	21	(10)	1,502
Municipal bonds	2	447	17	(4)	460
Foreign debt	2	7,692	170	(677)	7,185
Corporate debt	2	21,454	1,566	(1,134)	21,886
Preferred stock	2	17,037	64	(970)	16,131
Mortgage-backed securities	2	1,165	400	(5)	1,560
Common stock	1	13,675	2,256	(1,850)	14,081
Mutual funds:
Fixed income	2	2,124	115	(66)	2,173
Other investments	2	3,463	—	—	3,463
Trust securities		$91,335	$4,609	$(4,716)	$91,228
Accrued investment income		$752			$752
Preneed funeral trust investments					$91,980
Market value as a percentage of cost					99.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2017. In the nine months ended September 30, 2016, we recorded a $0.9 million impairment and no impairments have been recorded in the nine months ended September 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2017, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2017 are shown in the following table (in thousands):

	September 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$837	$(4)	$—	$—	$837	$(4)
Foreign debt	170	(4)	1,628	(163)	1,798	(167)
Corporate debt	2,273	(430)	609	(141)	2,882	(571)
Preferred stock	191	(6)	8,183	(520)	8,374	(526)
Mortgage-backed securities	234	(24)	9	—	243	(24)
Common stock	8,497	(2,241)	1,934	(892)	10,431	(3,133)
Mutual Funds:
Fixed income	79	(1)	608	(37)	687	(38)
Total temporary impaired securities	$12,281	$(2,710)	$12,971	$(1,753)	$25,252	$(4,463)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Investment income	$596	$524	$1,639	$1,801
Realized gains	131	—	525	2,296
Realized losses	(716)	(2)	(4,090)	(1,314)
Expenses and taxes	(253)	(390)	(946)	(1,106)
Decrease (increase) in deferred preneed funeral receipts held in trust	242	(132)	2,872	(1,677)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Purchases	$(1,486)	$(966)	$(19,917)	$(19,548)
Sales	$6,336	$23	$19,005	$13,266
4.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed. At September 30, 2017, our total financed preneed receivables were $39.9 million, of which $29.3 million and $10.6 million were for cemetery interment rights and for merchandise and services, respectively. These amounts are presented on our consolidated balance sheet as $11.7 million within Accounts receivable and $28.2 million within Preneed receivables and exclude unearned finance charges and allowance for contract cancellations. The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2016 and September 30, 2017.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.8% of the total receivables on recognized sales at September 30, 2017. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level. For the nine months ended September 30, 2017, the change in the allowance for contract cancellations was as follows (in thousands):

September 30, 2017
Beginning balance	$1,861
Write-offs and cancellations	(1,004)
Provision	1,093
Ending balance	$1,950
The aging of past due financing receivables as of September 30, 2017 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$866	$393	$190	$1,205	$2,654	$26,517	$29,171
Deferred revenue	272	145	71	387	875	9,900	10,775
Total contracts	$1,138	$538	$261	$1,592	$3,529	$36,417	$39,946

5.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2016 and September 30, 2017, receivables from preneed trusts were as follows (in thousands):

	December 31, 2016	September 30, 2017
Preneed trust funds, at cost	$14,658	$15,780
Less: allowance for contract cancellation	(440)	(474)
Receivables from preneed trusts, net	$14,218	$15,306
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2017 and December 31, 2016. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at September 30, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of September 30, 2017
Cash and cash equivalents	$4,054	$4,054
Fixed income investments	9,218	9,218
Mutual funds and common stocks	2,492	2,516
Annuities	16	16
Total	$15,780	$15,804
The composition of the preneed trust funds at December 31, 2016 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2016
Cash and cash equivalents	$3,378	$3,378
Fixed income investments	8,809	8,809
Mutual funds and common stocks	2,455	2,463
Annuities	16	16
Total	$14,658	$14,666
6.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2016 and September 30, 2017 were as follows (in thousands):

	December 31, 2016	September 30, 2017
Trust assets, at market value	$46,889	$48,679
Obligations due from trust	(599)	(493)
Care trusts’ corpus	$46,290	$48,186
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At September 30, 2017, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2017. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 7 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2017 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,573	$—	$—	$2,573
Fixed income securities:
Foreign debt	2	3,568	211	(117)	3,662
Corporate debt	2	13,194	768	(368)	13,594
Preferred stock	2	11,464	260	(368)	11,356
Mortgage-backed securities	2	661	147	(14)	794
Common stock	1	15,263	1,985	(2,021)	15,227
Mutual funds:
Fixed Income	2	909	64	—	973
Trust securities		$47,632	$3,435	$(2,888)	$48,179
Accrued investment income		$500			$500
Cemetery perpetual care investments					$48,679
Market value as a percentage of cost					101.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$9
Due in one to five years	1,770
Due in five to ten years	4,004
Thereafter	23,622
$29,405
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-

than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended September 30, 2016, we recorded a $0.1 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the three months ended September 30, 2017. In the nine months ended September 30, 2016, we recorded a $0.5 million impairment and no impairments have been recorded in the nine months ended September 30, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2017, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2017 are shown in the following table (in thousands):

	September 30, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$93	$(2)	$1,138	$(115)	$1,231	$(117)
Corporate debt	1,435	(276)	417	(92)	1,852	(368)
Preferred stock	681	(4)	5,475	(364)	6,156	(368)
Mortgage-backed securities	121	(14)	—	—	121	(14)
Common stock	5,393	(1,466)	1,221	(555)	6,614	(2,021)
Mutual Funds:
Fixed Income	—	—	—	—	—	—
Total temporary impaired securities	$7,723	$(1,762)	$8,251	$(1,126)	$15,974	$(2,888)
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

Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Realized gains	$44	$—	$156	$925
Realized losses	(261)	—	(1,943)	(630)
Decrease (increase) in care trusts’ corpus	217	—	1,787	(295)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Investment income	$1,523	$1,539	$4,503	$4,831
Realized gain, net	14	(283)	(444)	(891)
Total	$1,537	$1,256	$4,059	$3,940
Purchases and sales of investments in the perpetual care trusts for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Purchases	$(936)	$(556)	$(12,888)	$(12,430)
Sales	$3,832	$—	$11,702	$8,390
7. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 9) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $179.9 million at September 30, 2017 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of September 30, 2017, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
8.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2016 and September 30, 2017 were as follows (in thousands):

	December 31, 2016	September 30, 2017
Prepaid agreements not-to-compete, net of accumulated amortization of $5,501 and $5,908, respectively	$3,244	$2,930
Tradenames	11,663	11,663
Other	50	23
Intangible and other non-current assets	$14,957	$14,616

Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $106,000 and $135,000 for the three months ended September 30, 2016 and 2017, respectively, and $308,000 and $407,000 for the nine months ended September 30, 2016 and 2017, respectively. Our tradenames have indefinite lives and therefore are not amortized.
9.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Revolving credit facility, secured, floating rate	$67,700	$75,500
Term loan, secured, floating rate	138,750	130,313
Acquisition debt	12,245	11,348
Debt issuance costs, net of accumulated amortization of $4,138 and $4,366, respectively	(1,270)	(1,043)
Less: current portion	(13,021)	(16,126)
Total long-term debt	$204,404	$199,992
As of September 30, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
As of September 30, 2017, we had outstanding borrowings under the revolving credit facility of $75.5 million and approximately $130.3 million was outstanding on the term loan. We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2017 was 3.4% and 3.1%, respectively.
We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2017. The Credit Agreement contains key ratios that we must comply with, including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2017, the leverage ratio was 2.99 to 1.00 and the fixed charge coverage ratio was 1.89 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended September 30, 2016 and 2017 and $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2017, respectively. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
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
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2016 and September 30, 2017 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	September 30, 2017
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(21,887)	(18,687)
Convertible Notes issuance costs, net of accumulated amortization of $1,359 and $1,746, respectively	$(2,268)	$(1,881)
Carrying value of the liability component	$119,596	$123,182

Equity component carrying value	$17,973	$17,973
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $179.9 million at September 30, 2017.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2016 and 2017 and $3.0 million for both the nine months ended September 30, 2016 and 2017. Accretion of the discount on the Convertible Notes was $1.0 million and $1.1 million for the three months ended September 30, 2016 and 2017, respectively, and $2.9 million and $3.2 million for the nine months ended September 30, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended September 30, 2016 and 2017 and $0.4 million for both the nine months ended September 30, 2016 and 2017.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2017, is 44.5392 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.45 per share of common stock.
The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for both the three and nine months ended September 30, 2016 and 2017 was 6.75% and 2.75%, respectively.

11.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the nine months ended September 30, 2017, we had two stock benefits plans in effect under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at September 30, 2017 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	1,929	319
2017 Plan	1,571	(1)	1,541	16	9
Total	1,571		1,541	1,945	328

(1)	Amount includes approximately 17,500 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations.
(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
We did not issue any restricted stock during the three months ended September 30, 2017. During the second quarter of 2017, we issued 5,000 restricted stock grants to a new employee of the leadership team that vest over a five-year period with an aggregate grant date market value of approximately $0.1 million. During the first quarter of 2017, we issued a total of 22,250 restricted stock grants that vest over a three-year period with an aggregate grant date market value of approximately $0.6 million.
During the three months ended September 30, 2016 and 2017, we recorded a benefit of $21,000 and $174,000 of pre-tax compensation expense, respectively, related to the vesting of restricted stock awards, which is included in general, administrative and other expenses. The benefit was primarily related to the cancellation of 50,000 unvested restricted stock for a former executive. During the nine months ended September 30, 2016 and 2017, we recorded pre-tax compensation expense of approximately $0.5 million for both periods.
As of September 30, 2017, we had approximately $1.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Stock Options
As of September 30, 2017, there were 1,945,656 stock options outstanding and 708,379 stock options which remain unvested. We did not grant any options during the three months ended September 30, 2017. During the second quarter of 2017, we granted 16,250 options to a new employee of the leadership team at an exercise price of $26.89. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the options granted during the second quarter of 2017 was approximately $0.1 million. During the first quarter of 2017, we granted 445,450 options to our leadership team and certain key employees at a weighted average exercise price of $26.54. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of the total options granted during the first quarter of 2017 was approximately $3.2 million.
During the three months ended September 30, 2016 and 2017, we recorded approximately $0.2 million and $0.3 million, respectively, of pre-tax stock-based compensation expense for stock options. During the nine months ended September 30, 2016 and 2017, we recorded approximately $1.4 million and $1.2 million, respectively, of pre-tax compensation expense for stock options.

Performance Awards
We did not grant any performance awards during the three months ended September 30, 2017. During the second quarter of 2017, we granted 4,500 performance awards to a new employee of the leadership team, payable in shares. The fair value of these performance awards granted during the second quarter of 2017 was approximately $0.1 million. These awards will vest (if at all) on June 30, 2022, provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. During the first quarter of 2017, we granted 101,040 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards granted during the first quarter of 2017 was approximately $2.7 million. We recorded pre-tax compensation expense for performance awards totaling $46,000 and $208,000 for the three months ended September 30, 2016 and 2017, respectively, and $154,000 and $465,000 for the nine months ended September 30, 2016 and 2017, respectively.
Employee Stock Purchase Plan
During the third quarter of 2017, employees purchased a total of 11,525 shares of common stock through our employee stock purchase plan (“ESPP”) at a weighted average price of $21.76 per share. We recorded pre-tax stock-based compensation expense for the ESPP totaling approximately $53,000 and $60,000 for the three months ended September 30, 2016 and 2017, respectively, and $197,000 and $204,000 for both the nine months ended September 30, 2016 and 2017.
The fair value of the option to purchase shares under the ESPP is estimated on the date of grant (January 1 of each year) associated with the four quarterly purchase dates using the following assumptions:

2017
Dividend yield	0.82%
Expected volatility	18.82%
Risk-free interest rate	0.53%, 0.65%, 0.77%, 0.89%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Director Compensation
We recorded pre-tax compensation expense related to director compensation, which is included in general, administrative and other expenses, totaling $90,000 for both the three months ended September 30, 2016 and 2017, respectively, and $302,000 and $271,000 for the nine months ended September 30, 2016 and 2017, respectively.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. We did not repurchase any shares of common stock in the first or second quarter of 2017. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining. See Note 15 to our Consolidated Financial Statements included herein for additional information on our related party transactions.

Cash Dividends
On July 26, 2017, our Board declared a dividend of $0.05 per share, totaling approximately $0.8 million, which was paid on September 1, 2017 to record holders of our common stock as of August 14, 2017. For the three months ended September 30, 2016, we paid a quarterly dividend of $0.050 per share, totaling approximately $0.8 million. For the nine months ended September 30, 2016 and 2017, we paid total dividends of approximately $1.7 million and $2.5 million, respectively.
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2016	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	2,849
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(2,849)
Balance at September 30, 2017	$—
12.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2017 (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Numerator for basic and diluted earnings per share:
Net income	$5,683	$3,038	$15,454	$14,532
Less: Earnings allocated to unvested restricted stock	(25)	(10)	(76)	(52)
Income attributable to common stockholders	$5,658	$3,028	$15,378	$14,480

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,529	16,476	16,502	16,575
Effect of dilutive securities:
Stock options	273	335	260	332
Convertible subordinated notes	299	787	200	980
Denominator for diluted earnings per common share - weighted average shares outstanding	17,101	17,598	16,962	17,887

Basic earnings per common share:	$0.34	$0.18	$0.93	$0.87
Diluted earnings per common share:	$0.33	$0.17	$0.91	$0.81
The fully diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and the corresponding calculation of fully diluted earnings per share, include approximately 787,000 and 980,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. There were 299,000 and 200,000 shares for the three and nine months ended September 30, 2016 that would have been issued upon conversion under the if-converted method.
For the both the three and nine months ended September 30, 2017 approximately 455,000 and 320,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the both the three and nine months ended September 30, 2016, no stock options were excluded from the computation of diluted earnings per share.

13.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues from operations, income (loss) from operations before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues from operations:
Three months ended September 30, 2017	$47,329	$13,725	$—	$61,054
Three months ended September 30, 2016	$45,183	$14,957	$—	$60,140

Nine months ended September 30, 2017	$150,279	$42,784	$—	$193,063
Nine months ended September 30, 2016	$140,952	$44,384	$—	$185,336

Income (loss) from operations before income taxes:
Three months ended September 30, 2017	$12,394	$3,002	$(10,836)	$4,560
Three months ended September 30, 2016	$13,478	$4,327	$(10,231)	$7,574

Nine months ended September 30, 2017	$45,414	$11,609	$(33,208)	$23,815
Nine months ended September 30, 2016	$44,322	$12,875	$(33,337)	$23,860

Total assets:
September 30, 2017	$637,075	$245,674	$4,297	$887,046
December 31, 2016	$634,145	$241,621	$9,303	$885,069

14.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Other current assets:
Income taxes receivable	$1,932	$671
Other current assets	102	93
Total other current assets	$2,034	$764

Current portion of long-term debt and capital lease obligations:
Term note	$11,250	$14,063
Acquisition debt	1,771	2,063
Capital leases	246	197
Total current portion of long-term debt and capital lease obligations	$13,267	$16,323

Other current liabilities:
Income taxes payable	$509	$1,579
Deferred rent	208	232
Total other current liabilities	$717	$1,811

Accrued liabilities:
Accrued salaries and wages	$4,005	$1,365
Accrued incentive compensation	8,237	4,864
Accrued vacation	2,305	2,614
Accrued insurance	1,726	2,053
Accrued interest	1,235	257
Accrued ad valorem and franchise taxes	981	2,314
Accrued commissions	543	410
Other accrued liabilities	1,059	1,417
Total accrued liabilities	$20,091	$15,294

Other long-term liabilities:
Deferred rent	$1,207	$1,029
Incentive compensation	575	924
Contingent consideration	785	770
Total other long-term liabilities	$2,567	$2,723

15.RELATED PARTY TRANSACTIONS
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. These shares had been held by Mr. Payne prior to such repurchase for over one year. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price was the stock's trading price at the time of the transaction. These shares are currently held as treasury shares. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.
16.SUBSEQUENT EVENTS
On October 14, 2017, we completed construction of and began operating a new funeral home in Pennsylvania.
On October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later.
On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases of our common stock in addition to the $25.0 million approved on February 25, 2016, bringing the total authorized repurchase amount to $40.0 million, in accordance with the Exchange Act.
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
At September 30, 2017, we operated 171 funeral homes in 28 states and 32 cemeteries in 11 states. We compete with other public funeral and cemetery companies and smaller, independent operators. We believe we are a market leader in most of our markets. We provide funeral and cemetery services and products on both an “at-need” (time of death) and “preneed” (planned prior to death) basis.
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
Our five Guiding Principles collectively embody our Being The Best high-performance culture, operating framework. Our operations and business strategy are built upon the execution of the following three models:

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
Our belief in our Mission Statement and Guiding Principles that define us and proper execution of the three models that define our strategy have given us the competitive advantage in any market in which we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure and without additional fixed regional and corporate overhead. This gives us a competitive advantage that is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin.
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending September 30, 2017 dated October 25, 2017 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
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
Accordingly, these non-GAAP Special Items will be comprised of only those charges materially outside the normal course of business. The number of these Special Items were minimal in 2016 and should continue to be minimal thereafter, which should result in major shrinkage of “the gap” between our GAAP and non-GAAP reported performance.
The non-GAAP financial measures in the Trend Report include such measures as “Special Items,” “Adjusted Net Income,” “Consolidated EBITDA,” “Adjusted Consolidated EBITDA,” “Adjusted Consolidated EBITDA Margin,” “Adjusted Free Cash Flow,” “Funeral Field EBITDA,” “Cemetery Field EBITDA,” “Funeral Financial EBITDA,” “Cemetery Financial EBITDA,” “Total Field EBITDA,” “Total Field EBITDA Margin,” “Operating Profit,” “Operating Profit Margin,” “Adjusted Basic Earnings Per Share” and “Adjusted Diluted Earnings Per Share.” These financial measurements are defined as GAAP items adjusted for Special Items and are reconciled to GAAP in our earnings release and on the Trend Reports posted on our website (www.carriageservices.com). Our presentation of these measures may not be comparable to similarly titled measures in other companies’ reports.
The non-GAAP definitions we use are as follows:

•
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35% for both the three and nine months ended September 30, 2016 and 2017, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item.

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
We are providing below a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Gross profit	$18,228	$15,480	$58,338	$57,239

Field depreciation and amortization	3,452	3,601	10,359	10,719
Regional and unallocated funeral and cemetery costs	2,783	3,937	8,547	9,845
Operating profit	$24,463	$23,018	$77,244	$77,803
We are providing below a breakdown of Operating profit (a non-GAAP measure) by Segment for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017
Funeral Home Segment	$18,201	$18,062	$58,406	$61,161
Cemetery Segment	6,262	4,956	18,838	16,642
Operating profit	$24,463	$23,018	$77,244	$77,803
Further discussion of Operating profit for our Funeral Home and Cemetery Segments is presented herein under “Results of Operations.”

Financial Highlights
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Total revenue for the three months ended September 30, 2017 and 2016 was $61.1 million and $60.1 million, respectively, which represents an increase of approximately $0.9 million, or 1.5%. Funeral revenue increased $2.1 million to $47.3 million, while cemetery revenue decreased $1.2 million to $13.7 million in the three months ended September 30, 2017 compared to the same period in 2016. For the quarter comparatives, we experienced a 3.3% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.8%. In addition, while we experienced a decrease of 6.3% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 1.2%. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the three months ended September 30, 2017 decreased $2.7 million, or 15.1%, to $15.5 million, from $18.2 million for the three months ended September 30, 2016 primarily due to a decline in preneed cemetery revenue and higher costs as a percentage of revenue in the six businesses we acquired in 2016. As these acquired businesses transition into our Standards Operating Model, we expect to see their gross profit margins rise towards those on a same store basis.
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
Net income for the three months ended September 30, 2017 decreased $2.6 million to $3.0 million, equal to $0.17 per diluted share, compared to net income of $5.7 million, equal to $0.33 per diluted share, for the three months ended September 30, 2016. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016
Total revenue for the nine months ended September 30, 2017 and 2016 was $193.1 million and $185.3 million, respectively, which represents an increase of approximately $7.7 million, or 4.2%. Funeral revenue increased $9.3 million to $150.3 million, while cemetery revenue decreased $1.6 million to $42.8 million in the nine months ended September 30, 2017 compared to the same period in 2016. For the period comparatives, we experienced a 5.2% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.7%. In addition, while we experienced a decrease of 10.4% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 4.6%. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the nine months ended September 30, 2017 decreased $1.1 million, or 1.9%, to $57.2 million, from $58.3 million for the nine months ended September 30, 2016 primarily due to a decline in preneed cemetery revenue and higher costs as a percentage of revenue in the six businesses we acquired in 2016. As these acquired businesses transition into our Standards Operating Model, we expect to see their gross profit margins rise towards those on a same store basis.
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
Net income for the nine months ended September 30, 2017 decreased $0.9 million to $14.5 million, equal to $0.81 per diluted share, compared to net income of $15.4 million, equal to $0.91 per diluted share, for the nine months ended September 30, 2016. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2017 compared to the same periods of 2016. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2013 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2012 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross Profit, a GAAP financial measure.
Funeral Home Segment. The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended September 30, 2017 compared to three months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$37,094	$38,032	$938	2.5%
Acquired operating revenue	5,996	7,363	1,367	22.8%
Preneed funeral insurance commissions	361	315	(46)	(12.7)%
Preneed funeral trust earnings	1,732	1,618	(114)	(6.6)%
Total	$45,183	$47,328	$2,145	4.7%

Operating profit:
Same store operating profit	$13,894	$13,938	$44	0.3%
Acquired operating profit	2,431	2,419	(12)	(0.5)%
Preneed funeral insurance commissions	166	120	(46)	(27.7)%
Preneed funeral trust earnings	1,710	1,585	(125)	(7.3)%
Total	$18,201	$18,062	$(139)	(0.8)%
Funeral home same store operating revenues for the three months ended September 30, 2017 increased $0.9 million or 2.5%, when compared to the three months ended September 30, 2016. This was due primarily to a 0.7% increase in same store contract volumes to 7,093 and a 1.8% increase in the average revenue per contract to $5,362. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased 1.6% to $5,543 in the three months ended September 30, 2017. The average revenue per burial contract increased 0.2% to $8,832 and the number of burial contracts increased 1.9% to 2,898. The average revenue per cremation contract increased 1.1% to $3,352 and the number of cremation contracts increased 1.7% to 3,702.
The burial rate for our same store businesses increased 50 basis points to 40.9% and the cremation rate also increased 50 basis points to 52.2% for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 6.9% of the total number of contracts in the three months ended September 30, 2017, increased 16.6% to $2,669.
Same store operating profit for the three months ended September 30, 2017 remained flat, when compared to the three months ended September 30, 2016. Although revenue increased, operating profit margin decreased by 90 basis points to 36.6% for the three months ended September 30, 2017 compared to the same period in 2016. The decline in operating profit margin largely relates to significant increases in certain expenses including $0.4 million of general liability and other insurance related expenses, $0.2 million of salaries and benefits and $0.1 million of bad debt expense.

Funeral home acquired operating revenues for the three months ended September 30, 2017 increased $1.4 million, or 22.8%, when compared to the three months ended September 30, 2016. The funeral home acquired portfolio for the three months ended September 30, 2017 includes four businesses acquired in the latter half of 2016, not fully present in the three months ended September 30, 2016 results. We experienced a slight increase in the average revenue per contract of 0.2% to $6,370 and a 22.6% increase in the total number of contracts to 1,156. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract slightly decreased 0.4% to $6,538 in the three months ended September 30, 2017. The average revenue per burial contract decreased 1.7% to $9,458, while the number of burial contracts increased 22.4% to 525. The average revenue per cremation contract increased 6.1% to $4,421 and the number of cremation contracts increased 18.3% to 531.
The burial rate for our acquired businesses slightly decreased 10 basis points to 45.4% and the cremation rate also decreased 170 basis points to 45.9% for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.7% of the total number of contracts in the three months ended September 30, 2017, decreased 17.6% to $2,446.
Acquired operating profit for the three months ended September 30, 2017 remained flat when compared to the three months ended September 30, 2016. Although revenue increased, operating profit margin decreased 760 basis points to 32.9% for the three months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses we acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses transition into our Standards Operating Model, we expect to see their operating profit margins rise towards those on a same store basis.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased by 12.7% for the three months ended September 30, 2017 compared to the same period in 2016. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The Preneed commission revenue recognized for the three months ended September 30, 2017 is from the preneed funeral insurance contracts sold in the three months ended September 30, 2016. The number of preneed insurance contracts sold in the three months ended September 30, 2016 decreased 4.9% and the face value of the insurance products that earned commissions decreased 2.3% compared to the contracts sold during the same period of the prior year. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings decreased $0.1 million or 6.6% for the three months ended September 30, 2017, which is comprised of a 7.8% decrease in earnings from the maturity of preneed contracts, offset by an 8.9% increase in earnings from trust management fees.
Operating profit for our two categories of financial revenue, on a combined basis, decreased 9.1% in the three months ended September 30, 2017 due to the decrease in preneed funeral trust earnings and preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.

The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$117,029	$119,310	$2,281	1.9%
Acquired operating revenue	17,303	24,727	7,424	42.9%
Preneed funeral insurance commissions	1,138	951	(187)	(16.4)%
Preneed funeral trust earnings	5,482	5,290	(192)	(3.5)%
Total	$140,952	$150,278	$9,326	6.6%

Operating profit:
Same store operating profit	$45,119	$46,111	$992	2.2%
Acquired operating profit	7,293	9,515	2,222	30.5%
Preneed funeral insurance commissions	577	329	(248)	(43.0)%
Preneed funeral trust earnings	5,417	5,206	(211)	(3.9)%
Total	$58,406	$61,161	$2,755	4.7%
Funeral home same store operating revenues for the nine months ended September 30, 2017 increased $2.3 million, or 1.9%, when compared to the nine months ended September 30, 2016. The increase was due primarily to a 0.9% increase in same store contract volumes to 22,296 and a 1.0% increase in the average revenue per contract to $5,351. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased 0.9% to $5,540 in the nine months ended September 30, 2017. The average revenue per burial contract increased 1.1% to $8,877, while the number of burial contracts decreased 0.6% to 9,037. The average revenue per cremation contract increased 1.3% to $3,363 and the number of cremation contracts increased 3.0% to 11,664.
The burial rate for our same store businesses decreased 70 basis points to 40.5%, while the cremation rate increased 100 basis points to 52.3% for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.2% of the total number of contracts in the nine months ended September 30, 2017, increased 10.8% to $2,561.
Same store operating profit for the nine months ended September 30, 2017 increased $1.0 million, or 2.2%, when compared to the nine months ended September 30, 2016. This increase is a result of increased revenue and better management of expenses as operating profit margin remained stable at 38.6% for the nine months ended September 30, 2017 compared to the same period in 2016.
Funeral home acquired operating revenues for the nine months ended September 30, 2017 increased $7.4 million, or 42.9%, when compared to the nine months ended September 30, 2016. The funeral home acquired portfolio for the nine months ended September 30, 2017 includes six businesses acquired during 2016, not fully present in the nine months ended September 30, 2016 results. We experienced an increase in the average revenue per contract of 1.7% to $6,524 and a 40.5% increase in the total number of contracts to 3,790. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract increased 1.2% to $6,699 in the nine months ended September 30, 2017. The average revenue per burial contract decreased 1.3% to $9,505, while the number of burial contracts increased 43.4% to 1,817. The average revenue per cremation contract increased 5.9% to $4,396 and the number of cremation contracts increased 35.8% to 1,661.
The burial rate for our acquired businesses increased 90 basis points to 47.9%, while the cremation rate decreased 150 basis points to 43.8%. This is the result of an increase in the number of burial versus cremation contract sales at the businesses that were acquired the latter half of 2016. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.3% of the total number of contracts in the nine months ended September 30, 2017, decreased 5.1% to $2,625.
Acquired operating profit for the nine months ended September 30, 2017 increased $2.2 million, or 30.5%, from the nine months ended September 30, 2016, primarily due to the six businesses acquired during 2016 and not fully present in the nine months ended September 30, 2016 results. Although revenues increased, operating profit margin decreased 360 basis points to 38.5% for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses we acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses transition into our Standards Operating Model, we expect to see their operating profit margins rise towards those on a same store basis.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased $0.2 million or 16.4% for the nine months ended September 30, 2017 compared to the same period in 2016. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The Preneed commission revenue recognized for the nine months ended September 30, 2017 is from the preneed funeral insurance contracts sold in the nine months ended September 30, 2016. The number of preneed insurance contracts sold in the nine months ended September 30, 2016 decreased 1.1% and the face value of the insurance products that earned commissions decreased 7.1% over the same period of the prior year. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings decreased $0.2 million or 3.5% for the nine months ended September 30, 2017, which is comprised of a 4.6% decrease in earnings from the maturity of preneed contracts, offset by a 12.3% increase in earnings from trust management fees.
Operating profit for our two categories of financial revenue, on a combined basis, decreased 7.7% in the nine months ended September 30, 2017 due to the decrease in preneed funeral trust earnings and preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the three months ended September 30, 2017 compared to three months ended September 30, 2016 (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$11,467	$10,748	$(719)	(6.3)%
Acquired operating revenue	978	761	(217)	(22.2)%
Cemetery trust earnings	2,025	1,768	(257)	(12.7)%
Preneed cemetery finance charges	487	449	(38)	(7.8)%
Total	$14,957	$13,726	$(1,231)	(8.2)%

Operating profit:
Same store operating profit	$3,342	$2,649	$(693)	(20.7)%
Acquired operating profit	479	200	(279)	(58.2)%
Cemetery trust earnings	1,954	1,658	(296)	(15.1)%
Preneed cemetery finance charges	487	449	(38)	(7.8)%
Total	$6,262	$4,956	$(1,306)	(20.9)%
Cemetery same store operating revenues for the three months ended September 30, 2017 decreased $0.7 million, or 6.3%, when compared to the three months ended September 30, 2016. Approximately 55.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the three months ended September 30, 2017. Preneed revenue decreased $0.9 million, or 13.6%, as we experienced a 5.7% decrease in the number of preneed interment rights sold to 1,542 and a 5.9% decrease in average price per interment to $3,278 for the three months ended September 30, 2017 compared to the same period in 2016. The decrease in preneed revenue was due to the attrition of key sales personnel at certain businesses, the absence of approximately $0.4 million of large private estate sales we had in the third quarter of last year, as well as the impact of the Texas and Florida hurricanes which caused business closures and displaced workers in these States during the period. Same store at-need revenue, which represents approximately 45.0% of our same store operating revenues, increased $0.2 million, or 4.4%, due primarily to a 7.9% increase in the average sale per contract to $1,562.
Cemetery same store operating profit for the three months ended September 30, 2017 decreased $0.7 million, or 20.7% from the same period in 2016. As a percentage of revenue, cemetery operating profit decreased to 24.6% in the three months ended September 30, 2017 compared to 29.1% in the same period in 2016. The decline in operating profit margin largely relates to significant increases in certain expenses including $0.2 million of general liability and other insurance related expenses, $0.1 million of salaries and benefits and $0.1 million of facilities and grounds expenses, offset by a $0.4 million decrease in promotional expenses.

Cemetery acquired operating revenue and acquired operating profit decreased for the three months ended September 30, 2017 primarily due to a $0.2 million decrease in preneed revenue. The decrease in preneed revenue was primarily due to the absence of approximately $0.2 million of large private estate sales we had in the third quarter of last year. In addition, we experienced a 14% decrease in the number of preneed interment rights sold compared with the same period in 2016 and increases in facilities and grounds expenses and bad debt expense for the three months ended September 30, 2017 compared to the same period in 2016.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased $0.3 million or 12.7%, primarily due to a $0.3 million decrease in capital gains from our perpetual care trust in the three months ended September 30, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts remained flat in the three months ended September 30, 2017 compared to the same period in 2016.
Cemetery Segment. The following tables set forth certain information regarding the revenues and operating profit from the cemetery operations for the nine months ended September 30, 2017 compared to nine months ended September 30, 2016 (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2016	2017	Amount	%
Revenues:
Same store operating revenue	$35,093	$33,522	$(1,571)	(4.5)%
Acquired operating revenue	2,312	2,370	58	2.5%
Cemetery trust earnings	5,622	5,512	(110)	(2.0)%
Preneed cemetery finance charges	1,357	1,381	24	1.8%
Total	$44,384	$42,785	$(1,599)	(3.6)%

Operating profit:
Same store operating profit	$11,283	$9,287	$(1,996)	(17.7)%
Acquired operating profit	791	743	(48)	(6.1)%
Cemetery trust earnings	5,407	5,231	(176)	(3.3)%
Preneed cemetery finance charges	1,357	1,381	24	1.8%
Total	$18,838	$16,642	$(2,196)	(11.7)%
Cemetery same store operating revenues for the nine months ended September 30, 2017 decreased $1.6 million, or 4.5%, when compared to the nine months ended September 30, 2016. Approximately 56.0% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the nine months ended September 30, 2017. Preneed revenue decreased $2.4 million, or 11.2%, as we experienced a 11.4% decrease in the number of preneed interment rights sold to 4,942 in the nine months ended September 30, 2017 compared to the same period in 2016. The decrease was primarily a result of attrition of key sales personnel at certain businesses during the period. In addition, preneed sales were negatively impacted in our Texas and Florida businesses due to the hurricanes affecting those areas in the third quarter of 2017, as well as the absence of approximately $0.4 million of large private estate sales we had in the third quarter of last year. The decrease was slightly offset by a 4.0% increase in the average price per interment to $3,256. Same store at-need revenue, which represents approximately 44.0% of our same store operating revenues, increased $0.8 million, or 5.7%, due primarily to a 9.0% increase in the average sale per contract to $1,459.
Cemetery same store operating profit for the nine months ended September 30, 2017 decreased $2.0 million, or 17.7% from the same period in 2016. As a percentage of revenue, cemetery operating profit decreased to 27.7% in the nine months ended September 30, 2017 compared to 32.2% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with a $0.4 million, or 1.8%, increase in operating costs for the nine months ended September 30, 2017 compared with the same period in 2016. Those expenses with significant increases include $0.2 million of salaries and benefits and $0.2 million of facilities and grounds expenses.
Cemetery acquired operating revenue and acquired operating profit remained flat for the nine months ended September 30, 2017. Cemetery acquired operating profit margin decreased from 34.2% to 31.4% for the nine months ended September 30, 2017 compared to the same period in 2016 as we experienced increases in salaries and benefits and bad debt expense.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings decreased $0.1 million or 2.0%, primarily due to decreased capital gains from our perpetual care trust in the nine months ended September 30, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts remained flat at $1.4 million in the nine months ended September 30, 2017 compared to the same period in 2016.
Other Financial Statement Items
Depreciation and Amortization. Depreciation and amortization costs for the field and home office totaled $4.0 million for the three months ended September 30, 2017, an increase of $0.2 million, or 5.1%, from the three months ended September 30, 2016 and $11.9 million for the nine months ended September 30, 2017, an increase of $0.4 million or 3.3%, from the nine months ended September 30, 2016. These increases were primarily attributable to additional depreciation expense from assets acquired in our 2016 acquisitions.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.9 million for the three months ended September 30, 2017, an increase of $1.2 million, or 41.5%, compared to the same period in 2016, primarily due to a $0.5 million increase in field incentive compensation, a $0.4 million increase in natural disaster related costs and a $0.3 million increase in other general administrative costs.
Regional and unallocated funeral and cemetery costs totaled $9.8 million for the nine months ended September 30, 2017, an increase of $1.3 million, or 15.2%, compared to the same period in 2016, primarily due a $0.4 million increase in field incentive compensation, a $0.4 million increase in natural disaster related costs, a $0.4 million increase in other general administrative costs and $0.1 million increase in salaries and benefits.
On Friday, August 25, 2017 and Sunday, September 10, 2017, hurricanes Harvey and Irma struck Texas and Florida, respectively. Thirteen of our funeral homes and six of our cemeteries were impacted by either or both property damage and business interruption. Based on our preliminary review of our property, flood and business interruption insurance policies, we believe that much of the loss we have experienced will be covered by insurance. As of September 30, 2017, we have spent approximately $0.5 million for employee assistance and property repair costs. We have recognized approximately $0.4 million in expenses and recorded a receivable for insurance reimbursement of approximately $0.1 million.
General, Administrative and Other. General, administrative and other expenses remained flat at $6.1 million for both the three months ended September 30, 2016 and 2017. Those expenses with significant increases include $0.4 million of equity compensation, $0.2 million of salaries and benefits for leadership investments in our Houston support office, $0.2 million of other general administrative costs, $0.2 million of incentive compensation and $0.2 million of public company and regulatory costs related to tax planning, offset by a $1.2 million decrease in severance and retirement expenses primarily related to the retirement of a former executive.
General, administrative and other expenses totaled $19.5 million for the nine months ended September 30, 2017, a decrease of $1.7 million, or 7.8%, from the nine months ended September 30, 2016. The decrease was attributable to a $3.5 million decrease in retirement expenses primarily related to the retirement of two former executives during 2016, a $0.7 million decrease in acquisition costs, offset by a $0.9 million increase in salaries and benefits for leadership investments in our Houston support office, a $0.7 million increase in public company, regulatory and legal costs related to tax planning, filing our current shelf registration statement and adopting a new long-term incentive plan, a $0.6 million increase in other general administrative costs and a $0.3 million increase in incentive and equity compensation.
Interest Expense. Interest expense was $3.3 million for the three months ended September 30, 2017 compared to $2.9 million for the three months ended September 30, 2016, an increase of approximately $0.4 million. During the three months ended September 30, 2017, interest expense increased by approximately $0.3 million related to our term note and revolving credit facility and by approximately $0.1 million related to our deferred purchase obligations for our 2016 acquisitions. During the three months ended September 30, 2017, the weighted average interest rate increased 0.6% compared to the same period in 2016.
Interest expense was $9.5 million for the nine months ended September 30, 2017 compared to $8.7 million for the nine months ended September 30, 2016, an increase of approximately $0.8 million. During the nine months ended September 30, 2017, interest expense increased by approximately $0.4 million related to our term note and revolving credit facility and by approximately $0.4 million related to our deferred purchase obligations for our 2016 acquisitions. During the nine months ended September 30, 2017, the weighted average interest rate increased 0.3% compared to the same period in 2016.
Accretion of Discount on Convertible Subordinated Notes. For the three and nine months ended September 30, 2017, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.1 million and $3.2 million respectively, compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2016, respectively. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Income Taxes. Income tax expense was $1.5 million for the three months ended September 30, 2017 compared to $1.9 million for the three months ended September 30, 2016. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and nine months ended September 30, 2017 and 2016. Income tax expense was $9.3 million for the nine months ended September 30, 2017 compared to $8.4 million for the nine months ended September 30, 2016.
During the third quarter of 2017, we recognized a tax benefit of $0.2 million which reduced our effective tax rate to 39% for the nine months ended September 30, 2017. During the third quarter of 2016, we recognized a tax benefit of $1.1 million which reduced our effective tax rate to 35.2% for the nine months ended September 30, 2016.
We have approximately $36.8 million of state net operating loss carry forwards that will expire between 2018 and 2038, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and the deferred tax asset for the state operating losses is reviewed every quarter. At September 30, 2017, the valuation allowance totaled $0.2 million.
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
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends. From time to time we may also use available cash to repurchase shares of our common stock in open market or privately negotiated transactions. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the Credit Agreement. We believe that our existing cash balance, future cash flows from operations and borrowings under our Credit Facility described below will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.

Cash Flows
We began 2017 with $3.3 million in cash and other liquid investments and ended the third quarter with $0.8 million in cash. As of September 30, 2017, we had borrowings of $75.5 million outstanding on our revolving credit facility compared to $67.7 million outstanding as of December 31, 2016.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2016 and 2017 (in millions):

	For the Nine Months Ended September 30,
	2016	2017
Cash at January 1st	$0.5	$3.3
Cash flow from operating activities	34.8	30.8
Acquisitions and land for new construction	(15.1)	(0.7)
Purchase of land and buildings previously leased	(6.3)	—
Net proceeds from the sale of other assets	1.0	0.4
Growth capital expenditures	(6.8)	(6.8)
Maintenance capital expenditures	(5.2)	(6.3)
Net (payments) borrowings on our revolving credit facility, term loan and long-term debt obligations	0.3	(1.7)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.6)	(0.5)
Dividends paid on common stock	(1.7)	(2.5)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	0.7	1.2
Purchase of treasury stock	—	(16.4)
Payment of loan origination costs related to the credit facility	(0.7)	—
Other financing costs	(0.1)	—
Cash at September 30th	$0.8	$0.8
Operating Activities
For the nine months ended September 30, 2017, cash provided by operating activities was $30.8 million compared to cash provided by operating activities of $34.8 million for the nine months ended September 30, 2016, a decrease of $4.0 million, due primarily to the decline in preneed cemetery revenue and acquired funeral home operating profit margin in the second and third quarters of 2017 and unfavorable working capital changes, which include, the timing of payments for income taxes, payments for accrued severance for the retirement of a former executive and our Good To Great incentive compensation plan during the first quarter of 2017.
Investing Activities
Our investing activities resulted in a net cash outflow of $13.4 million for the nine months ended September 30, 2017 compared to $32.4 million for the nine months ended September 30, 2016, a decrease of $19.0 million. During the nine months ended September 30, 2017, we purchased real estate for funeral home parking lot expansion projects for approximately $0.7 million. Capital expenditures totaled $13.1 million, of which $6.8 million and $6.3 million were growth and maintenance capital expenditures, respectively. Our growth capital expenditures were primarily related to cemetery development costs of $3.0 million, construction costs related to two new funeral home facilities of approximately $2.5 million and renovations at certain businesses of $1.3 million. Maintenance capital expenditures in the nine months ended September 30, 2017 were primarily related to maintenance projects for facility repairs and improvements of $1.8 million, vehicle purchases of $1.7 million, IT infrastructure improvements, general equipment, and furniture purchases of $1.8 million, and paving roads, parking lots and landscaping projects of $1.0 million.
During the nine months ended September 30, 2016, we acquired three funeral home businesses for approximately $15.8 million. We purchased land for funeral home expansion projects for approximately $2.7 million. Additionally, we purchased land and buildings at four funeral home locations that were previously leased for approximately $6.3 million. Capital expenditures totaled $12.0 million, of which $6.8 million and $5.2 million were growth and maintenance capital expenditures, respectively. Our growth capital expenditures were primarily construction costs related to funeral home facilities of approximately $2.3 million, renovations at certain business locations of $1.3 million and cemetery development costs of $3.2 million. Maintenance capital expenditures in the nine months ended September 30, 2016 were primarily related to vehicle purchases of $1.2 million, general equipment and furniture purchases of $1.6 million and maintenance projects such as paving roads, parking lots, facility repairs and general improvements of $2.4 million.
Financing Activities
Our financing activities resulted in a net cash outflow of $19.9 million for the nine months ended September 30, 2017 compared to $2.1 million for the nine months ended September 30, 2016, an increase of $17.8 million. During the nine months ended September 30, 2017, we had net payments on our revolving credit facility and term loan of $0.6 million. We also purchased treasury stock for $16.4 million and paid $2.5 million in dividends.
During the nine months ended September 30, 2016, we had net borrowings on our revolving credit facility and term loan of $1.3 million. We also paid transaction costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility and paid $1.7 million in dividends.
Dividends
On July 26, 2017 our Board declared a dividend of $0.05 per share, totaling approximately $0.8 million, which was paid on September 1, 2017 to record holders of our common stock as of August 14, 2017. For the three months ended September 30, 2016, we paid a quarterly dividend of $0.050 per share, totaling approximately $0.8 million. For the nine months ended September 30, 2016 and 2017, we paid total dividends of approximately $1.7 million and $2.5 million, respectively.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three months ended September 30, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. We did not purchase any shares of common stock in the first or second quarter of 2017. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at September 30, 2017 totaled $218.8 million and consisted of $130.3 million under our term loan, $75.5 million outstanding under our revolving credit facility and $14.0 million in acquisition indebtedness and capital lease obligations.
As of September 30, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
We have one letter of credit issued on November 30, 2016 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 27, 2017. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At September 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the three and nine months ended September 30, 2017 was 3.4% and 3.1%, respectively.
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
We were in compliance with the covenants contained in the Credit Agreement as of September 30, 2017. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of September 30, 2017, the leverage ratio was 2.99 to 1.00 and the fixed charge coverage ratio was 1.89 to 1.00.

Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended September 30, 2016 and 2017 and $0.3 million and $0.2 million for the nine months ended September 30, 2016 and 2017, respectively. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
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
At September 30, 2017, the carrying amount of the equity component was approximately $18.0 million. At September 30, 2017, the principal amount of the liability component was $143.75 million and the net carrying amount was $123.2 million. The unamortized discount of $18.7 million and the unamortized debt issuance costs of $1.9 million as of September 30, 2017 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three and nine months ended September 30, 2016 and 2017 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended September 30, 2016 and 2017 and $3.0 million for both the nine months ended September 30, 2016 and 2017. Accretion of the discount on the Convertible Notes was $1.0 million and $1.1 million for the three months ended September 30, 2016 and 2017, respectively, and $2.9 million and $3.2 million for the nine months ended September 30, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended September 30, 2016 and 2017 and $0.4 million for both the nine months ended September 30, 2016 and 2017.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2017, is 44.5392 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.45 per share of common stock.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2017 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2017 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.51% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2017, we had outstanding borrowings of $75.5 million under our $150.0 million revolving credit facility and approximately $130.3 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2017, the prime rate margin was equivalent to 1.125% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At September 30, 2017, the fair value of these notes was approximately $179.9 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2017 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program

July 1, 2017 - July 31, 2017	—	$—	—	$—
August 1, 2017 - August 31, 2017	285,353	$24.30	185,353	$20,450,852
September 1, 2017 - September 30, 2017	388,701	$24.26	388,701	$11,019,052
Total for quarter ended September 30, 2017	674,054		574,054

(1)
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million.The purchase price was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.

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

CARRIAGE SERVICES, INC.
Date:	October 25, 2017	/s/ Viki K. Blinderman
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