Form 10-K
period 2017-12-31
CARRIAGE SERVICES INC
filed 2018-02-21
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $413.2 million based on the closing price of $26.96 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 16, 2018 was 16,181,876.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “may,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the execution of our Standards Operating, 4E leadership and Standard Acquisition Models;

•	the effects of competition;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	recent changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 78% of our total revenue, and cemetery operations, which currently account for approximately 22% of our total revenues.
At December 31, 2017, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, independent operators. We believe we are a market leader in most of our markets.
Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
CURRENT YEAR DEVELOPMENTS
Acquisitions. During 2017, we acquired seven funeral home businesses. We acquired one funeral home business in Longmont, Colorado and one funeral home business in Loveland, Colorado in November 2017 and five funeral home businesses on Long Island, New York in December 2017. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Construction of New Funeral Homes. During 2017, we completed the construction of and began operating two new funeral homes, one in Ohio and one in Pennsylvania.
Share Repurchase Program. On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases of our common stock in addition to the $25.0 million approved on February 25, 2016, bringing the total authorized repurchase amount to $40.0 million, in accordance with the Exchange Act. During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. Based on all repurchases to the date of this Current Report on Form 10-K, we have $26.0 million available for repurchase under our approved program.
Dividends. October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later. For our 2017 fiscal year, we paid approximately $3.7 million in dividends.
Advisory Board Member. On February 14, 2018, the Board approved Mr. Greg Brudnicki, an individual with extensive experience in the funeral and cemetery industry, who is also a former owner of a funeral home business and current consultant to the Company, to serve as an advisor to the Board from time-to-time.
FUNERAL AND CEMETERY INDUSTRY
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions.
The funeral and cemetery industry in the United States is characterized by the following fundamental attributes (the industry statistics and information included in this Form 10-K are from reports compiled by Sundale Research based on information as of September 30, 2017 from the U.S. Department of Commerce).

Deaths and Death Trends
During 2017, the number of deaths in the United States increased by approximately 2.1% following a 1.2% and a 3.3% increase in 2016 and 2015, respectively. The rapidly growing and aging population is expected to result in an increase in the number of deaths in the future. The number of Americans age 55 to 64 totaled 41.2 million in 2016 and is expected to grow 1.9% to 45.3 million by 2021, making this the second fastest-growing age group. Americans 65 and older is the fastest-growing segment of the population with 48.2 million in 2016 and is expected to increase to 55.7 million in 2021, reflecting an average annual growth rate of 2.9%. Overall, from 2016 to 2021, the number of deaths in the United States is expected to increase by an average of 1.8% per year, reaching an estimated 3.0 million in 2021.
Burial and Cremation Trends
While the number of deaths is expected to increase over the next few years, the burial rate is expected to continue to decline. In 2017, the number of burials in the United States decreased by an estimated 0.8%, following declines of 1.7% and 0.3% in 2016 and 2015, respectively. The number of burials in the United States is estimated to fall by an average of 1.1% per year from 2016 through 2021, as the burial rate is expected to decrease by more than six percentage points during this time. In 2017, the burial rate was estimated to be 48.5% and is estimated to fall to 43.3% in 2021. It is estimated that there will be approximately 1.30 million burials in 2021, declining from 1.36 million in 2017.
In 2017, the number of cremations in the United States increased by an estimated 5.0%, following increases of 4.3% and 7.4% in 2016 and 2015, respectively. Slower growth is expected through 2021, due in part to the sheer size of the market for cremations; however, shifting preferences will continue to lead to a considerable rise in cremations. The number of cremations in the United States is expected to grow by an average of 4.3% per year from 2016 through 2021. In 2021, it is estimated that there will be approximately 1.70 million cremations in the United States and a cremation rate of 56.7%.
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
The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), StoneMor Partners L.P. (“StoneMor”) and Carriage. We believe these three companies collectively represent approximately 20% of funeral and cemetery revenues in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenues.
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

BUSINESS STRATEGY
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization.
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

•
Incentives Aligned with Standards – Empowering local managers, who we call Managing Partners, to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business’ earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards. In 2012, we began a five year incentive plan, called “Good to Great,” which rewards Managing Partners with a bonus at the end of five years, equal to a ratio of four to six times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. After each five year incentive plan is achieved and paid out, five year plan begins. To date, we have had two performance periods in which we have paid approximately $2.9 million to 15 Managing Partners who earned a bonus under this program. The current period commenced on January 1, 2017 and will end on December 31, 2021.

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
Strategic Acquisition Model
Our Standards Operating Model led to the development of our Strategic Acquisition Model, which guides our acquisition strategy. We believe that both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue, earnings and cash flow. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic ranking criteria to assess acquisition candidates. As we execute this strategy over time, we expect to acquire larger, higher margin strategic businesses.
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenues and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use the following criteria, to name a few, to rank the strategic position of each potential acquisition:

•	cultural alignment;

•	volume and price trends;

•	size of business;

•	size of market;

•	competitive standing;

•	demographics;

•	strength of brand; and

•	barriers to entry.
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
Other elements of our overall business strategy include the following:
Enhancement of Funeral and Cremation Services. Personalization and pre-planning continue to be two of the most important trends in the funeral and cremation services and merchandise industry, but the move toward more cremations may be the most significant. While this trend is expected to continue, other factors are expected to lead to rising industry revenues, including an increase in spending on additional or unique funeral and cremation services.
The percentage of funeral services performed by our funeral homes for which cremation was chosen was 48.9% for the year ended December 31, 2015, 50.7% for the year ended December 31, 2016 and 51.4% for the year ended December 31, 2017. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on educating and providing our cremation customers additional services and products that are available. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that these revenues can be substantially enhanced by our emphasis on offering additional services and merchandise, including counseling referrals, video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. Approximately 20% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by funeral directors with sales sourced by sales counselors and third party sellers.
Preneed Cemetery Sales Program. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and internment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Approximately 40% of our cemetery revenues are derived from preneed property sales. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate.
OUR STRENGTHS
Market Leader. We compete with other public funeral and cemetery companies and smaller, independent operators and believe we are a market leader in most of our markets. We focus on markets that perform better than the industry average and are generally insulated from material economic and demographic changes.
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
Flexible Capital Structure. We have no short-term debt maturity issues. We believe that our capital structure provides us with financial flexibility by allowing us to invest our cash flow in growth opportunities, such as business acquisitions and cemetery inventory projects. For additional information regarding our capital structure, please see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from operations for 2017 totaled $45.2 million, which was used primarily for the acquisition of seven funeral home businesses, capital expenditures and our working capital needs. We intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends. Our growth strategy is the primary way we expect to increase stockholder value. We may also use available cash flow to repurchase shares of our common stock from time to time. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. All of our funeral homes and cemeteries are connected to our Houston support home office, which allows us to monitor and assess critical operating and financial data and analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.

Proven Leadership Team. Our leadership team is comprised of ten members, which we refer to as our Operations and Strategic Growth Leadership Team (“OSGLT”), headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne and nine leaders of our support functions and is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture of emphasizing the 4Es (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the funeral and cemetery industry evolves. We are committed to continue operating an efficient organization and strengthening our corporate and local business leadership. Our businesses are led by a Regional Partner who is a member of the OSGLT. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OUR OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral home operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2017, we operated 178 funeral homes in 29 states. Funeral home revenues currently account for approximately 78% of our total revenues. The funeral home operations are managed by a team of experienced industry professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for segment data related to our funeral home operations.
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
Funeral homes are principally service businesses that provide burial and cremation services and sell related merchandise, such as caskets and urns. The sources and availability of caskets and urns are from a small number of national providers that have distribution centers near our businesses. We typically order and receive the merchandise within 24 hours. Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to the increasing trends towards cremation packaging complimentary services and merchandise;

•	our ability to control salary, merchandise and other controllable costs;

•	our ability to exercise pricing leverage related to our atneed business to increase average revenues per contract; and

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds and our securities portfolio within the trust funds, which would offset lower pricing power as preneed contracts mature.

Cemetery Operations
At December 31, 2017, we operated 32 cemeteries in 11 states. Cemetery revenues currently account for approximately 22% of our total revenues. The cemetery operations are managed by a team of experienced industry and sales professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for segment data related to our cemetery operations.

Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenues through sales of interment rights and memorials, installation fees, fees for interment and cremation memorialization products, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts. Cemetery revenues generated from atneed services and merchandise sales generally are subject to many of the same key profitability factors as our funeral home business. Our cemetery operating results are affected by the following key factors:

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
In addition to preneed funeral contracts, we also offer “pre-planned” funeral arrangements whereby a customer determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Pre-planned funeral arrangements permit a family to avoid issues of making deathcare plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an atneed sale.
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
We sold 7,639 and 7,444 preneed funeral contracts, net of cancellations, during the years ended December 31, 2016 and 2017, respectively. At December 31, 2017, we had a backlog of 93,712 preneed funeral contracts and 63,523 preneed cemetery contracts to be delivered in the future. Approximately 20% of our funeral contract volumes during the years ended December 31, 2016 and 2017 originated through preneed contracts. Cemetery revenues that originated from preneed contracts represented approximately 65.0% of our total cemetery revenues for 2016 and 2017.
At December 31, 2017, we employed a staff of 208 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making atneed and preneed funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. As of December 31, 2017, CSV RIA provided these services to one institution, which has custody of approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are deferred until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while the insurance contracts are not on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was approximately $477.5 million as of December 31, 2017.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We did not withdraw any trust income in 2016 and 2017. Cemetery merchandise and service trust fund balances totaled approximately $73.9 million as of December 31, 2017.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned and is reflected in our Consolidated Financial Statements as Revenues: Cemetery. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled approximately $50.2 million at December 31, 2017.
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
Environmental. Our operations are also subject to stringent federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure that we will not incur substantial costs in the future.
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
EMPLOYEES
As of December 31, 2017, we and our subsidiaries employed 2,659 employees, of whom 1,145 were full-time and 1,514 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.

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
In January, 2012, in order to continue to align our Managing Partners’ incentives with the long-term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five-year performance period (the “Performance Period”) with respect to our funeral homes that they operate. To date, we have had two Performance Periods ended December 31, 2016 and December 31, 2017. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance.
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

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2015, 2016 and 2017:

	2015	2016	2017
Preneed funeral trust funds	(2.2)%	17.0%	11.5%
Preneed cemetery trust funds	(3.0)%	19.6%	13.1%
Perpetual care trust funds	(3.3)%	19.2%	12.8%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant, recurring and sustained declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations or other sources of cash, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10.
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

Increased or unanticipated costs, such as insurance or other taxes, may have a negative impact on our earnings and cash flow.
We may experience material increases in certain costs, such as insurance or other taxes. Future cost increases are difficult to quantify and could materially and adversely affect our results of operations and cash flows.
New or revised tax regulations could have a material effect on our financial results.
The tax environment in which we operate is evolving rapidly with the recent enactment of sweeping corporate tax changes. The President signed into law tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The Tax Act, among other things, contains significant changes to corporate taxation, including: (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) immediate deductions for certain new investments (instead of deductions for depreciation expense over time); (5) limitations of certain executive compensation deductions; and (6) limitations or repeals of many business deductions and credits.The effect of the Tax Act on us may also be affected by future regulations and interpretations of the IRS regarding the Tax Act. Additionally, we operate in many states and are subject to the tax laws of those states. We are unable to predict how we may be affected by changes, or lack of changes, to state tax laws that may be made in response to the Tax Act by the states in which we operate. Although the Tax Act had an overall positive impact on our earnings and cash flow for 2017 and, we believe it will have an overall beneficial impact on us for 2018, the longer term effect of the Tax Act on our business, cash flow, results of operations and financial condition is difficult to predict. Accordingly, the risk exists that the Tax Act, IRS regulations and interpretations of the Tax Act and changes in, or lack of changes in, state tax laws could materially and adversely affect our business cash flows, results of operations and financial condition.
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
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2016 and our annual review of long-lived assets as of December 31, 2017, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets. However, if current economic conditions weaken causing deterioration in our operating revenues, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our associates, and our vendors. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our associates, and our vendors that we hold. If we fail to protect our own information, we could experience significant costs and expenses as well as damage to our reputation. Additionally, legislation relating to cyber security threats could impose additional requirements on our operations.
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
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenues to fluctuate and our results of operations to lack predictability.
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
At December 31, 2017, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. We own the real estate and buildings for 155 of our funeral homes and lease 23 facilities. We own 28 cemeteries and operate four cemeteries under long-term contracts with municipalities and non-profit organizations, which we refer to as managed properties. We operate 13 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 32 cemeteries, operated by us have an inventory of unsold developed lots totaling approximately 144,000 and 146,000 at December 31, 2016 and 2017, respectively. In addition, we own approximately 450 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

The following table sets forth certain information as of December 31, 2017, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	4	—
Colorado	2	—	—	—
Connecticut	8	2	—	—
Florida	11	5	5	3
Georgia	4	—	—	—
Idaho	5	1	3	—
Illinois	2	1	1	—
Kansas	2	—	—	—
Kentucky	8	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	6	1	—	—
North Carolina	6	1	1	—
Ohio	5	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	21	1	7	—
Virginia	5	1	—	—
Washington	2	—	—	—
West Virginia	1	1	—	—
Wisconsin	1	—	—	—
Total	155	23	28	4

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to ten years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our Houston support home office occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2017, we owned and operated 708 vehicles.

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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” The following table presents the quarterly high and low sale prices as reported by the New York Stock Exchange:

2017	High	Low
First Quarter	$28.88	$25.44
Second Quarter	$28.96	$25.27
Third Quarter	$27.42	$23.15
Fourth Quarter	$26.78	$23.60

2016	High	Low
First Quarter	$23.85	$19.03
Second Quarter	$24.94	$21.25
Third Quarter	$24.97	$22.53
Fourth Quarter	$29.11	$23.06
As of February 16, 2018, there were 16,181,876 shares of our common stock outstanding and the closing price as reported by the New York Stock Exchange was $27.64 per share. The shares of common stock outstanding are held by approximately 400 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 6,000 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2017, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
DIVIDENDS
The following table sets forth certain information with respect to the payment of cash dividends on our common stock:

2017	Per Share	Dollar Value
First Quarter	$0.050	$833,000
Second Quarter	$0.050	$835,000
Third Quarter	$0.050	$835,000
Fourth Quarter	$0.075	$1,206,000

2016	Per Share	Dollar Value
First Quarter	$0.025	$415,000
Second Quarter	$0.025	$415,000
Third Quarter	$0.050	$831,000
Fourth Quarter	$0.050	$830,000
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
During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2017, we had approximately $26.0 million available for repurchase under this share repurchase program.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2017 - October 31, 2017	—	$—	—	$26,019,052
November 1, 2017 - November 30, 2017	—	$—	—	$26,019,052
December 1, 2017 - December 31, 2017	—	$—	—	$26,019,052
Total for quarter ended December 31, 2017	—		—

(1)	See the first paragraph under the caption “– Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2012, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

*	$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31. Peer Group includes SCI and StoneMor.

	12/12	12/13	12/14	12/15	12/16	12/17
Carriage Services, Inc.	$100.00	$165.43	$178.39	$206.07	$246.43	$223.17
Russell 3000	100.00	133.55	150.29	151.01	170.19	206.09
Peer Group	100.00	133.43	167.12	193.64	197.57	280.49
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table on the following page sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2013, 2014, 2015, 2016 and 2017. These historical results are not indicative of our future performance.
You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

Selected Consolidated Financial Information

	Year ended December 31,
	2013	2014	2015	2016	2017
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues:
Funeral	$163,082	$173,735	$185,818	$189,401	$200,886
Cemetery	49,992	52,389	56,684	58,799	57,253
Total revenues	213,074	226,124	242,502	248,200	258,139
Gross profit:
Funeral	48,874	54,102	59,434	61,620	61,369
Cemetery	15,411	15,906	18,074	18,030	15,430
Total gross profit	64,285	70,008	77,508	79,650	76,799
Corporate costs and expenses	27,379	30,293	28,860	29,446	27,858
Operating income	36,906	39,715	48,648	50,204	48,941
Interest expense	(12,622)	(10,308)	(10,559)	(11,738)	(12,948)
Accretion of discount on convertible subordinated notes	—	(2,452)	(3,454)	(3,870)	(4,329)
Loss on early extinguishment of debt and other costs	—	(1,042)	—	(567)	—
Loss on redemption of convertible junior subordinated debentures	—	(3,779)	—	—	—
Other, net	81	567	(45)	(1,788)	1,118
Income before income taxes	24,365	22,701	34,590	32,241	32,782
Net (provision) benefit for income taxes	(9,245)	(7,255)	(13,737)	(12,660)	4,411
Net income from continuing operations	15,120	15,446	20,853	19,581	37,193
Income from discontinued operations	4,176	392	—	—	—
Preferred stock dividend	4	—	—	—	—
Net income attributable to common shareholders	$19,292	$15,838	$20,853	$19,581	$37,193
Earnings per share
Basic:
Continuing operations	$0.83	$0.84	$1.16	$1.18	$2.25
Discontinued operations	0.23	0.02	—	—	—
Basic earnings per share	$1.06	$0.86	$1.16	$1.18	$2.25
Diluted:
Continuing operations	$0.82	$0.83	$1.12	$1.12	$2.09
Discontinued operations	0.18	0.02	—	—	—
Diluted earnings per share	$1.00	$0.85	$1.12	$1.12	$2.09
Dividends declared per share	$0.100	$0.100	$0.100	$0.150	$0.225
Weighted average number of common and common equivalent shares outstanding:
Basic	17,826	18,108	17,791	16,515	16,438
Diluted	22,393	18,257	18,317	17,460	17,715
OPERATING AND FINANCIAL DATA:
Funeral homes at end of period	161	164	167	170	178
Cemeteries at end of period	32	32	32	32	32
Funeral services performed	29,854	31,402	32,627	33,160	34,894
Preneed funeral contracts sold	8,125	6,940	7,797	7,639	7,444
Backlog of preneed funeral contracts	80,714	82,842	84,353	91,402	93,712
Backlog of preneed cemetery contracts	63,453	63,322	63,178	63,254	63,523
Average revenue per funeral contract	$5,365	$5,453	$5,621	$5,642	$5,705
Cremation rate	46.9%	47.3%	48.9%	50.7%	51.4%
Depreciation and amortization	$11,635	$11,923	$13,780	$15,421	$15,979
BALANCE SHEET DATA:
Total assets	$746,599	$827,528	$833,139	$885,069	$921,533
Long-term debt, net of current maturities	142,542	152,387	195,009	204,404	212,154
Convertible junior subordinated debenture	89,770	—	—	—	—
Convertible subordinated notes	—	114,542	115,227	119,596	124,441
Stockholders’ equity	155,973	179,875	157,594	175,734	197,656

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: funeral home operations, which account for approximately 78% of our revenues, and cemetery operations, which account for approximately 22% of our revenues. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
At December 31, 2017, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business, Business Strategy.
Funeral Home Operations
Factors affecting our funeral operating results include: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed business to increase average revenue per contract. In simple terms, volume and price are the two variables that affect funeral revenues. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure.
Our funeral contract volumes, including contracts from acquisitions, have increased from 29,854 in 2013 to 34,894 in 2017, a compound annual increase of 4.0%. Our funeral operating revenue, excluding financial revenue, has increased from $153.9 million in 2013 to $192.4 million in 2017, a compound annual increase of 5.7%. The increases are primarily a result of businesses we have acquired in the last five years and our ability to increase the average revenue per funeral through expanded service offerings and packages. Additional funeral revenue from preneed commissions and preneed funeral trust earnings has decreased from $9.2 million in 2013 to $8.5 million in 2017. We experienced a 5.2% increase in volumes in comparing the year ended December 31, 2017 to the year ended December 31, 2016 and the average revenue per contract for the year ended December 31, 2017 increased 1.1% compared to the year ended December 31, 2016.
Cemetery Operations
Cemetery operating results are affected by the size and success of our sales organization. Approximately 65.0% of our total cemetery revenues related to preneed sales of interment rights and related merchandise and services for the years ended December 31, 2016 and 2017, respectively. We believe that changes in the economy and consumer confidence affect the amount of preneed cemetery operating revenues. Our cemetery financial performance from 2013 through 2017 was characterized by increasing levels of operating revenues and field-level cemetery profit margins. Cemetery operating revenue, excluding financial revenue, increased from $40.5 million in 2013 to $48.2 million in 2017, a compound annual increase of 4.5% and decreased 1.4% over 2016. Additional cemetery revenue from preneed finance charges and trust earnings has decreased from $9.5 million in 2013 to $9.0 million in 2017, a compound annual decrease of 1.3%. Changes in the capital markets and interest rates affect this component of our cemetery revenues.
Financial Revenue
Income recognized from the investments in the preneed funeral trust funds, the cemetery merchandise and services trust funds and the perpetual care trust funds decreased $0.9 million, or 6.0% for the year ended December 31, 2017, as compared to 2016, as a result of fewer preneed contract maturities and lower average revenue per preneed contract. For the five year period ended December 31, 2017, the performance of the funds, which includes realized income and unrealized appreciation, resulted in a 58.6% return. Investment income realized in the perpetual care trust funds (except for capital gains) is recognized as income when earned in the portfolio. Investment income realized in the preneed funeral trust funds and the cemetery merchandise and services trust funds is allocated to the individual preneed contracts and deferred from revenue until the time that the services and merchandise are delivered to the customer.

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
“Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Our critical accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenues from Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Cemetery interment rights are recorded as revenue in accordance with the accounting provisions for real estate sales. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the interment right contract price. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
When preneed sales of funeral services and merchandise are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recognized as revenues at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued. Preneed selling costs consist of sales commissions that we pay our sales counselors and other direct related costs of originating preneed sales contracts. These costs are expensed when incurred
Preneed Contracts
We sell interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that we may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that we control are primarily included in the non-current asset section of our Consolidated Balance Sheets. The preneed funeral contracts to be funded at maturity by third party insurance policies are not recorded as assets or liabilities of the Company.
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
In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment right and certain memorials sold. Income from the trust funds is distributed to us and used to provide for the care and maintenance of the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2017, CSV RIA provided these services to one institution, which has custody of approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 6 and 10 for additional related disclosures.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home or cemetery business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the years ended December 31, 2015, 2016 and 2017, no impairments were identified on our long-lived assets.
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

During 2017, we acquired seven funeral home businesses. We acquired one funeral home business in Longmont, Colorado and one funeral home business in Loveland, Colorado in November 2017 and five funeral home businesses on Long Island, New York in December 2017. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
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
Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at a weighted average cost of capital for the Company based on market participant assumptions. Our methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2017 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
For our 2016 annual impairment test, we performed a quantitative goodwill impairment test and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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
No impairments were recorded to our goodwill during the years ended December 31, 2015, 2016 and 2017. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.

Our quantitative intangible asset impairment test involves estimates and management judgment. Our quantitative analysis is performed using the relief from royalty method, which measures the tradenames by determining the value of the royalties that the Company is relieved from paying due to its ownership of the asset. We determine the fair value of the asset by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly rely on the profit split method, but also consider the comparable third-party license agreements and the return on asset method. A scorecard is used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. In accordance with the guidance, if the fair value of the tradename is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2017 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. We determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more likely than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
For our 2016 annual impairment test, we performed a quantitative impairment test as of August 31, 2016 using the relief from royalty method for each location that had a tradename balance at August 31, 2016 and concluded that there was no impairment to our intangible assets.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2015, 2016 and 2017.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 for additional information.
Divested and Discontinued Operations
Effective January 1, 2015, we adopted the FASB's guidance for reporting discontinued operations, which amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
We did not sell any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. During 2017, we sold a funeral home business in Kentucky for $0.6 million. The businesses sold during 2016 and 2017 do not meet the definition of discontinued operations under the FASB guidance. As such, the operating results of these businesses, as well as the gain or loss on the sale are included within net income on our Consolidated Statements of Operations.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2017, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheets. For the years ended December 31, 2016, we recorded an impairment charge of $2.3 million for other-than-temporary declines in fair value related to unrealized losses on certain investments. We did not record any impairments during the year ended December 31, 2017.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 for additional information.
Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the FASB’s new guidance on simplifying the presentation of debt issuance costs. The guidance requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuance costs of $3.6 million and $2.7 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2016 and 2017, respectively. The amounts related to our Credit Facility were $1.3 million and $1.0 million as of December 31, 2016 and 2017, respectively. The amounts related to our Convertible Notes were $2.3 million and $1.7 million as of December 31, 2016 and 2017, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 13 and 14 for additional information.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 16 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. Effective January 1, 2016, we adopted the FASB’s guidance requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.
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

On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the Internal Revenue Service (“IRS”) selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are expected to conclude during 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including but not limited to bonus depreciation changes that will allow for full expensing of qualified property placed in service on or after September 27, 2017.
The Tax Act also establishes new tax laws that will affect 2018, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) immediate deductions for certain new investments (instead of deductions for depreciation expense over time); (5) limitations of certain executive compensation deductions; and (6) limitations or repeals of many business deductions and credits.
The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provision estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our analysis of the impact of the Tax Act is complete. The Tax Act reduces the corporate tax rate to 21% and as a result we have recorded a decrease in our net deferred tax liability and a corresponding discrete tax benefit item of $17.2 million. In addition to the rate reduction, approximately $2.9 million of qualifying assets placed in service on or after September 27, 2017 have been fully expensed as of December 31, 2017.
We do not have any unrecognized tax benefits recorded as of December 31, 2017 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we grant stock, restricted stock, stock options and performance awards. We also have an employee stock purchase plan (“ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period.
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
The guidance also requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement on a prospective basis. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. For the year ended December 31, 2017, the excess tax deficiency related to share-based payments was approximately $94,000, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. In addition, excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows.

The guidance also allows for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.
The guidance also requires that the presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and applied retrospectively. This resulted in $1.6 million, $0.6 million, and $0.5 million of employee taxes paid from withheld shares being presented as financing activities on our Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2016 and 2017, respectively. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2015, 2016 and 2017, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million, 0.5 million and 0.9 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2015, 2016 and 2017 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 19.
Correction of Immaterial Error
During the year ended December 31, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's SAB No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheets as of January 1, 2015.
The effect of this adjustment on our Consolidated Balance Sheets as of December 31, 2016 and 2017 is as follows (dollars in thousands):

		December 31, 2016	December 31, 2017
		% Change
Increase in Deferred tax liability	$2,255	5.6%	7.8%
Increase in Total liabilities	$2,255	0.3%	0.3%
Decrease in Retained earnings	$2,255	9.8%	3.7%
Decrease in Total stockholders' equity	$2,255	1.3%	1.1%
This adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statement of Cash Flows for any periods presented.
Related Party Transactions
Management evaluated reportable events and transactions that occurred between us and related persons during the year ended December 31, 2017.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 24 for additional information.

Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2017 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
Revenue Recognition
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers (Topic 606). FASB ASC Topic 606 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of initially applying the standard as an adjustment to retained earnings at the date of initial application.
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
We expect the adoption of this new accounting standard to affect our accounting for the selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Currently, these costs are charged to operations using the specific identification method in the period incurred. Under the new accounting standard, we will capitalize and amortize these costs over the average preneed maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts.
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
Additionally, we believe the amounts due from customers for undelivered performance obligations on preneed contracts represent contract assets, which are required to be netted with Deferred preneed funeral revenue and Deferred preneed cemetery revenue, instead of Preneed receivables on our Consolidated Balance Sheets.
We are adopting this standard using the modified retrospective method, which recognizes the cumulative effect of applying the standard at the date of initial application, with no restatement of the comparative periods presented. Based on our assessments, we do not expect the change to have a material impact on our Consolidated Financial Statements. We have modified our financial systems to provide accounting under the new guidance.
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

SELECTED INCOME AND OPERATIONAL DATA
The following table sets forth certain income statement data expressed as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2015	2016	2017
Total gross profit	32.0%	32.1%	29.8%
General and administrative expenses	11.9%	11.9%	10.8%
Operating income	20.1%	20.2%	19.0%
Interest expense	4.4%	4.7%	5.0%
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2015	2016	2017
Funeral homes at beginning of period	164	167	170
Acquisitions	2	6	7
Constructed funeral homes	3	—	2
Divestitures	—	(1)	(1)
Mergers and relocation of funeral homes	(2)	(2)	—
Funeral homes at end of period	167	170	178

Cemeteries at beginning of period	32	32	32
Acquisitions	—	—	—
Divestitures	—	—	—
Cemeteries at end of period	32	32	32
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2017 dated February 14, 2018 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Historically, the dynamic nature of the evolutionary process of building our culture, especially since launching the Good To Great Journey in the beginning of 2012, has led to a large number of charges such as severance and retirement, consulting and other activities, which are not core to our operations and as such, have been added back to GAAP earnings as “Special Items”. The Special Items are important to add back because of the transformational nature of major changes over the last several years within our OSGLT.
Accordingly, these non-GAAP Special Items will be comprised of only those charges materially outside the normal course of business. The number of these Special Items were minimal in 2016 and should continue to be minimal thereafter, which should result in major shrinkage of “the gap” between our GAAP and non-GAAP reported performance.

Below is a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the years ended December 31, 2016 and 2017 (in thousands).

	2016	2017
Net Income	$19,581	$37,193
Special Items, net of tax except for items noted by**(1)
Acquisition and Divestiture Expenses	456	—
Severance and Retirement Costs	2,587	—
Consulting Fees	323	—
Accretion of Discount on Convertible Subordinated Notes**	3,870	4,329
Loss on Extinguishment of Debt	369	—
Net Loss on Sale of Assets	1,152	—
Natural Disaster Costs	—	403
Tax Adjustment Related to Certain Discrete Items**	—	(17,176)
Adjusted Net Income(2)	$28,338	$24,749

(1)
Special Items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35 percent for both the years ended December 31, 2016 and 2017, except for the accretion of the discount on the Convertible Notes as this is a non-tax deductible item.

(2)
Adjusted Net Income is defined as net income plus adjustments for Special Items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the years ended December 31, 2016 and 2017 (in thousands):

	2016	2017
Gross profit	$79,650	$76,799

Field depreciation and amortization	13,919	14,374
Regional and unallocated funeral and cemetery costs	10,844	13,339
Operating profit	$104,413	$104,512

(1)	Operating Profit is defined as Gross Profit less Field depreciation and amortization and Regional and unallocated funeral and cemetery costs.
Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the years ended December 31, 2016 and 2017 (in thousands):

	2016	2017
Funeral Home Segment	$79,183	$81,981
Cemetery Segment	25,230	22,531
Operating profit	$104,413	$104,512
Further discussion of Operating profit for our Funeral Home and Cemetery Segments is presented herein under “– Results of Operations.”

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
Financial Highlights
Total revenue for the year ended December 31, 2017 and 2016 was $258.1 million and $248.2 million, respectively, which represents an increase of approximately $9.9 million, or 4.0%. Funeral revenue increased $11.5 million to $200.9 million, while cemetery revenue decreased $1.5 million to $57.3 million for the year ended December 31, 2017 compared to the same period in 2016. For the year comparatives, we experienced a 5.2% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.1%. In addition, while we experienced a decrease of 8.5% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 3.8%. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “– Results of Operations.”
Gross profit for the year ended December 31, 2017 decreased $2.9 million, or 3.6%, to $76.8 million from $79.7 million primarily due to a decline in preneed cemetery revenue, higher insurance costs and higher costs as a percentage of revenue in the six businesses we acquired in 2016. As these acquired businesses transition into our Standards Operating Model, we expect to see their gross profit margins rise towards those on a same store basis.
Further discussion of the components of Gross profit, excluding Field depreciation and amortization and Regional and unallocated funeral and cemetery costs is presented herein under “– Results of Operations” within our funeral home and cemetery segments. Further discussion of Field depreciation and amortization and Regional and unallocated funeral and cemetery costs are presented herein under “– Other Financial Statement Items.”
Net income for the year ended December 31, 2017 increased $17.6 million to $37.2 million, equal to $2.09 per diluted share, compared to net income of $19.6 million, equal to $1.12 per diluted share, for the year ended December 31, 2016, primarily due to a $17.2 million discrete tax benefit recorded due to the re-measurement of our deferred tax assets and liabilities to reflect the impact of the recent tax law change. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “– Other Financial Statement Items.”
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2017 and 2016. The term “same store” or “existing operations” refers to funeral homes and cemeteries acquired prior to January 1, 2013 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2012 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Depreciation and amortization and regional and unallocated funeral and cemetery costs are not included in operating profit.
Funeral Home Segment. The following table sets forth certain information regarding our revenues and operating profit from our funeral home operations for the year ended December 31, 2016 compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2016	2017	Amount	Percent
Revenues:
Same store operating revenue	$155,710	$158,106	$2,396	1.5%
Acquired operating revenue	24,914	34,294	9,380	37.6%
Preneed funeral insurance commissions	1,429	1,254	(175)	(12.2)%
Preneed funeral trust earnings	7,348	7,232	(116)	(1.6)%
Total	$189,401	$200,886	$11,485	6.1%

Operating profit:
Same store operating profit	$60,823	$60,864	$41	0.1%
Acquired operating profit	10,419	13,565	3,146	30.2%
Preneed funeral insurance commissions	682	436	(246)	(36.1)%
Preneed funeral trust earnings	7,259	7,116	(143)	(2.0)%
Total	$79,183	$81,981	$2,798	3.5%

Funeral home same store operating revenues for the year ended December 31, 2017 increased $2.4 million, or 1.5%, when compared to the year ended December 31, 2016. This increase was primarily due to a 1.1% increase in same store contract volumes to 29,587 and a 0.5% increase in the average revenue per contract to $5,344. The average revenue per contract excludes the impact of preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased 0.4% to $5,535 for the year ended December 31, 2017. The average revenue per burial contract increased 1.0% to $8,886, while the number of burial contracts decreased 1.2% to 11,914. The number of cremation contracts increased 3.1% to 15,536 and the average revenue per cremation contract increased 1.4% to $3,376.
The burial rate for our same store businesses decreased 90 basis points to 40.3%, while the cremation rate increased 100 basis points to 52.5% for the year ended December 31, 2017 when compared to the year ended December 31, 2016. The average revenue for “other” contracts, which are charges for merchandise and services for which we do not perform a funeral service and which made up 7.2% of the total number of contracts for the year ended December 31, 2017, increased 9.2% to $2,549.
Same store operating profit for the year ended December 31, 2017 remained flat at $60.9 million when compared to the year ended December 31, 2016, despite the increase in operating revenues. Same store operating margin decreased 60 basis points to 38.5% for the year ended December 31, 2017 compared to the same period in 2016. This is primarily the result of our focus on hiring additional managing partners to increase market share and grow revenue in our same store businesses. In 2017, we began a process of de-clustering business in certain markets by adding managing partners to a business that may have been grouped with two or more businesses led by a single managing partner. While this results in shorter-term higher salaries and benefits, we believe that having the right managing partners in these businesses will increase market share and grow same store revenue. Same store salaries and benefits for the year ended December 31, 2017 increased $1.4 million when compared to same period in 2016. Additionally, general liability and other insurance related expenses increased $0.6 million for the year ended December 31, 2017 over the same period in 2016.
Funeral home acquired operating revenues for the year ended December 31, 2017 increased $9.4 million, or 37.6%, when compared to the year ended December 31, 2016. The funeral home acquired portfolio for the year ended December 31, 2017, includes six businesses acquired during the second half of 2016, not fully present in the year ended December 31, 2016. Additionally, we acquired seven businesses in the fourth quarter of 2017. We experienced a 36.6% increase in acquired contract volume to 5,307 and an average revenue per contract increase of 0.8% to $6,462. The average revenue per contract excludes the impact of preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract increased 0.4% to $6,654 for the year ended December 31, 2017. The average revenue per burial contract decreased 0.5% to $9,619, while the number of traditional burial contracts increased 35.3% to 2,467. The number of cremation contracts increased 37.7% to 2,391, and the average revenue per cremation contract increased 2.8% to $4,345. Our 2016 and 2017 acquired businesses accounted for approximately 90% of the total increase in acquired revenue and volume for the year ended December 31, 2017.
Acquired operating profit for the year ended December 31, 2017 increased $3.1 million, or 30.2%, from the year ended December 31, 2016, primarily due to the six businesses acquired during 2016, not fully present in the year ended December 31, 2016. Although revenue increased, operating profit margin decreased 220 basis points to 39.6% for the year ending December 31, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses become fully integrated into our Being the Best Standards Operating Model, we expect to see their operating profit margins rise.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings on matured preneed contracts. Preneed funeral insurance commission revenue decreased by approximately $0.2 million, or 12.2%, for the year ended December 31, 2017 as compared to the same period in 2016. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. The number of preneed insurance contracts sold for the year ended December 31, 2016 decreased 3.2% and the face value of the insurance products that earned commissions decreased 15.9% compared to the contracts sold during the same period of the prior year. Preneed funeral trust earnings decreased by approximately $0.1 million, or 1.6%, in the year ended December 31, 2017. The decrease is comprised of a 3.0% decrease in earnings from the maturity of preneed contracts, offset by a 20.7% increase in earnings from trust management fees.
Operating profit for the two categories of financial revenue, on a combined basis, decreased 4.9% in the year ended December 31, 2017 compared to the same period in 2016 due to the decrease in preneed funeral trust earnings and preneed funeral insurance commission revenue, along with an increase in commission and preneed selling expenses.

Cemetery Segment. The following table sets forth certain information regarding our revenues and operating profit from our cemetery operations for the year ended December 31, 2016 compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2016	2017	Amount	Percent
Revenues:
Same store operating revenue	$45,893	$45,044	$(849)	(1.8)%
Acquired operating revenue	3,054	3,194	140	4.6%
Preneed cemetery trust earnings	8,004	7,193	(811)	(10.1)%
Preneed cemetery finance charges	1,848	1,822	(26)	(1.4)%
Total	$58,799	$57,253	$(1,546)	(2.6)%

Operating Profit:
Same store operating profit	$14,613	$12,864	$(1,749)	(12.0)%
Acquired operating profit	1,054	1,039	(15)	(1.4)%
Preneed cemetery trust earnings	7,715	6,806	(909)	(11.8)%
Preneed cemetery finance charges	1,848	1,822	(26)	(1.4)%
Total	$25,230	$22,531	$(2,699)	(10.7)%
Cemetery same store operating revenues for the year ended December 31, 2017 decreased $0.8 million, or 1.8%, when compared to the year ended December 31, 2016. Approximately 55% of our same store operating revenues were related to preneed sales of interment rights and related merchandise and services for the year ended December 31, 2017. Preneed revenue decreased $2.2 million, or 8.0%, as we experienced a 9.0% decrease in the number of preneed interment rights sold to 6,436 in the year ended December 31, 2017 from the same period in 2016. The decrease was primarily a result of the attrition of key sales personnel at certain businesses during the period. In addition, preneed sales were negatively impacted in our Texas and Florida businesses due to the hurricanes affecting those areas in the third quarter of 2017, as well as the absence of approximately $0.5 million of large cemetery property sales we had in 2016. Same store atneed revenue, which represents approximately 45% of our same store operating revenues, increased $1.5 million, or 8.1%, due primarily to a 10.1% increase in the average sale per contract to $1,504.
Cemetery same store operating profit for the year ended December 31, 2017 decreased $1.7 million, or 12.0% from the same period in 2016. As a percentage of revenue, cemetery operating profit decreased to 28.6% in the year ended December 31, 2017 from 31.8% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with significant increases in certain expenses, including $0.3 million of facilities and grounds expenses, $0.3 million of salaries and benefits and $0.3 million of general liability and other insurance related expenses.
Cemetery acquired operating profit margin decreased to 32.5% for the year ended December 31, 2017 from 34.5% in the same period in 2016, despite a $0.1 million or 4.6% increase in Cemetery acquired revenue, as we experienced increases in salaries and benefits and bad debt expense.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Total trust earnings decreased $0.8 million or 10.1%, primarily due to decreased interest revenue and capital gains from our perpetual care trust in the year ended December 31, 2017 compared to the same period in 2016. Financial revenue earned from finance charges on the preneed contracts remained flat at $1.8 million in the year ended December 31, 2017 compared to the same period in 2016.
Other Financial Statement Items
Depreciation and Amortization Costs. Depreciation and Amortization costs for the field and home office totaled $16.0 million for year the ended December 31, 2017, an increase of $0.6 million, or 3.6%, compared to the year ended December 31, 2016. These increases were primarily attributable to additional depreciation expense from assets acquired in our recent acquisitions, as well as from our newly constructed funeral homes which began operating in the 2017.
Regional and Unallocated Funeral and Cemetery Costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $13.3 million for the year ended December 31, 2017, an increase of $2.5 million, or 23.0%, primarily due to a $1.2 million increase in field incentive compensation, a $0.6 million increase in natural disaster related costs, a $0.5 million increase in other general administrative costs and $0.2 million increase in salaries and benefits.

On Friday, August 25, 2017 and Sunday, September 10, 2017, hurricanes Harvey and Irma struck Texas and Florida, respectively. Thirteen of our funeral homes and six of our cemeteries were impacted by either or both property damage and business interruption. For the year ended December 31, 2017, we have spent approximately $0.9 million for employee assistance and property repair costs, of which we have recognized approximately $0.6 million in expenses and received approximately $0.3 million in insurance proceeds.
General, Administrative and Other. General, administrative and other expenses totaled $26.3 million for the year ended December 31, 2017, a decrease of $1.7 million, or 6.1%, compared to the year ended December 31, 2016. The decrease was attributable to a $3.5 million decrease in retirement expenses primarily related to the retirement of two former executives during 2016, a $0.7 million decrease in acquisition costs, offset by a $1.1 million increase in salaries and benefits for leadership investments in our Houston support home office, a $0.7 million increase in public company, regulatory and legal costs related to tax planning, filing our current shelf registration statement and adopting a new long-term incentive plan, a $0.4 million increase in other general administrative costs and a $0.3 million increase in incentive and equity compensation.
Interest Expense. Interest expense was $12.9 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016, an increase of $1.2 million. During the year ended December 31, 2017, interest expense increased by approximately $0.8 million related to our term note and revolving credit facility and by approximately $0.4 million related to our deferred purchase obligations for our 2016 acquisitions. During the year ended December 31, 2017, the weighted average interest rate increased 0.4% compared to the same period in 2016.
Accretion of Discount on Convertible Subordinated Notes. For the year ended December 31, 2017, we recognized accretion of the discount on our convertible subordinated notes of $4.3 million compared to $3.9 million for the same period in 2016. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75% and will increase each year through to maturity.
Other, net. For the year ended December 31, 2017, we recognized a net gain of $1.1 million on the following transactions: (i) $0.9 million gain on the sale of land and (ii) $0.2 million gain on the sale of a funeral home business and other assets.
Income taxes. Our income tax benefit was approximately $4.4 million for the year ended December 31, 2017 compared to our income tax provision of $12.7 million for the year ended December 31, 2016. Our tax rate, before discrete items was 40.0% and 39.7% for the years ended December 31, 2017 and 2016, respectively. We recorded a $17.2 million discrete tax benefit due to the re-measurement of our deferred tax assets and liabilities to reflect the impact of the recent tax law change that was enacted on December 22, 2017. At December 31, 2017, no uncertain tax positions were identified.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information regarding our income taxes.
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
Financial Highlights
Total revenue for the year ended December 31, 2016 and 2015 was $248.2 million and $242.5 million, respectively, which represents an increase of approximately $5.7 million, or 2.3%. For the year comparatives, we experienced a 1.6% increase in total funeral contracts and a slight increase in the average revenue per funeral contract of 0.4%. In addition, while we experienced a decrease of 6.3% in the number of preneed interment rights (property) sold, the average price per interment right sold increased 5.7%. Further discussion of revenue for our funeral home and cemetery segments as well as the contract mix is presented herein under “– Results of Operations.”
Operating income increased $1.6 million, or 3.2%, due primarily to better cost management in our same store funeral home operations, increases in funeral acquisition revenues as well as increases in preneed property revenue in our cemetery operations. Further discussion of operating income is presented herein under “– Results of Operations” within our funeral home and cemetery segments.
Net income for the year ended December 31, 2016 decreased $1.3 million to $19.6 million, equal to $1.12 per diluted share, compared to net income of $20.8 million, equal to $1.12 per diluted share, for the year ended December 31, 2015. Further discussion of depreciation and amortization expense, general and administrative costs, interest expense, income taxes and other components of income and expenses are presented herein under “– Other Financial Statement Items.”

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
Cemetery same store operating revenues for the year ended December 31, 2016 increased $2.1 million, or 4.9%, when compared to the year ended December 31, 2015. Approximately 60% of our same store operating revenues were related to preneed sales of interment rights (property) and related merchandise and services for the year ending December 31, 2016. Preneed property revenue increased $1.5 million, or 6.8% as we experienced a 6.1% increase in the average price per interment to $3,169, while the number of preneed interment rights sold decreased 7.3% to 7,035 in the year ending December 31, 2016 from the same period in 2015. The increase in the average price per interment was a result of sales of higher-valued interments at gardens constructed in recent years at several of our same store locations. Same store atneed revenue, which represents approximately 40% of our same store operating revenues, increased 4.3%, primarily due to a 2.5% increase in the number of contracts to 13,322 and a 1.9% increase in the average sales per contract to $1,369.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
We intend to use cash on hand and borrowings under our Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends. From time to time we may also use available cash to repurchase shares of our common stock in open market or privately negotiated transactions.We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the Credit Agreement. We believe that existing cash balances, future cash flows from operations and borrowings under our Credit Facility described above will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2017 with $3.3 million in cash and other liquid investments and ended the year with $1.0 million in cash. At December 31, 2017, we had borrowings of $92.0 million outstanding on our revolving credit facility compared to $67.7 million outstanding as of December 31, 2016.
The following table sets forth the elements of cash flow for the years ended December 31, 2016 and 2017 (in millions):

	2016	2017
Cash at beginning of year	$0.5	$3.3
Cash flow from operating activities	50.0	45.2
Acquisitions and land for new construction	(26.6)	(28.8)
Purchase of land and buildings previously leased	(6.3)	—
Net proceeds from the sale of businesses and other assets	4.4	5.7
Growth capital expenditures	(9.4)	(8.0)
Maintenance capital expenditures	(7.4)	(8.4)
Net borrowings on our revolving credit facility, term loan and long-term debt obligations	1.1	11.1
Dividends paid on common stock	(2.5)	(3.7)
Taxes paid on restricted stock vestings and exercises of non-qualified options	(0.6)	(0.5)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	0.9	1.5
Purchase of treasury stock	—	(16.4)
Payment of loan origination costs related to the credit facility	(0.7)	—
Other financing costs	(0.1)	—
Cash at end of year	$3.3	$1.0
Operating Activities
For the year ended December 31, 2017, cash provided by operating activities was $45.2 million compared to cash provided by operating activities of $50.0 million for the year ended December 31, 2016, a decrease of $4.8 million, due primarily to the decline in preneed cemetery revenue and acquired funeral home operating profit in 2017 and working capital changes, which include, the timing of payments for income taxes, payments for accrued severance for the retirement of a former executive and our Good To Great incentive compensation plan during the first quarter of 2017.

Investing Activities
Our investing activities resulted in a net cash outflow of approximately $39.5 million for the year ended December 31, 2017 compared to a net cash outflow of approximately $45.3 million for the year ended December 31, 2016, a decrease of $5.8 million.
During the year ended December 31, 2017, we acquired seven funeral home businesses, two in Colorado and five in New York for the purchase price of $27.5 million. We also purchased real estate for funeral home parking lot expansion projects for approximately $1.3 million.
During the year ended December 31, 2016, we acquired six funeral home businesses, two in Houston, Texas, one in Madera, California, one in Brookfield, Wisconsin, one in Burlington, North Carolina and one in Graham, North Carolina for the aggregate purchase price of approximately $32.8 million. The purchase price for the businesses consisted of approximately (i) $23.9 million paid in cash at closing and (ii) $8.9 million, the net present value of future deferred payments totaling $13.5 million.We also purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million as well as purchasing land for future development of $2.6 million.
For the year ended December 31, 2017, capital expenditures totaled $16.4 million compared to $16.8 million for the year ended December 31, 2016, a decrease of $0.4 million. The following tables present our growth and maintenance capital expenditures (in millions):

	2016	2017
Growth
Cemetery development	$4.0	$3.7
Construction for new funeral facilities	3.1	3.1
Renovations at certain businesses	2.3	1.2
Total Growth	$9.4	$8.0

	2016	2017
Maintenance
Facility repairs and improvements	$2.4	$2.2
General equipment and furniture	2.1	2.0
Vehicles	1.5	1.9
Paving roads and parking lots	0.7	1.3
Information technology infrastructure improvements	0.7	1.0
Total Maintenance	$7.4	$8.4
Financing Activities
Our financing activities resulted in a net cash outflow of $8.1 million for the year ended December 31, 2017 compared to a net cash outflow of $2.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, we had net borrowings on our revolving credit facility and term loan of approximately $11.1 million. We purchased treasury stock for approximately $16.4 million and paid approximately $3.7 million in dividends on our common stock.
For the year ended December 31, 2016, we had net borrowings on our revolving credit facility and term loan of approximately $1.1 million. We paid approximately $2.5 million in dividends on our common stock and paid transactions costs of approximately $0.7 million related to the Seventh Amendment of our Credit Facility.

Dividends
On October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later.
For the years ended December 31, 2016 and 2017, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$0.8
June 1st	$0.050	$0.8
September 1st	$0.050	$0.8
December 1st	$0.075	$1.2

2016	Per Share	Dollar Value
March 1st	$0.025	$0.4
June 1st	$0.025	$0.4
September 1st	$0.050	$0.8
December 1st	$0.050	$0.8
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
During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2017, we had approximately $26.0 million available for repurchase under this share repurchase program.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price for these shares was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining. See Note 24 to our Consolidated Financial Statements included herein for additional information on our related party transactions.
We did not purchase any shares of our common stock during 2016. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, at an average cost of $23.34 per share under a previous share repurchase program.
Debt Obligations
The outstanding principal balance of our long-term debt and capital lease obligations totaled $236.7 million at December 31, 2017 and consisted of $127.5 million under our term loan, $92.0 million outstanding under our revolving credit facility and $17.2 million in acquisition indebtedness and capital lease obligations. We have one letter of credit issued on November 30, 2017 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 27, 2018.
At December 31, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent comprised of a $150 million revolving credit facility and a $150 million term loan. The Credit Facility contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility matures on February 9, 2021 and is collateralized by all personal property and funeral home real property in certain states. Under the Credit Agreement, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon the Company's leverage ratio. As of December 31, 2017, the prime rate margin was equivalent to 1.550% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2017 was 3.2%.
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
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2016 and 2017. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2017, the leverage ratio was 3.15 to 1.00 and the fixed charge coverage ratio was 2.14 to 1.00.
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
The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture. During the year ended December 31, 2017, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2017, the adjusted conversion rate of the Convertible Notes is 44.6266 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.41 per share of common stock.
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
At December 31, 2017, the carrying amount of the equity component was approximately $18.0 million. At December 31, 2017, the principal amount of the liability component was $143.75 million and the net carrying amount was $126.2 million. The unamortized discount of $17.6 million as of December 31, 2017 is being amortized over the remaining term of approximately 38 months.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million for both the years ended December 31, 2016 and 2017. Accretion of the discount on the Convertible Notes was approximately $3.9 million and $4.3 million for the years ended December 31, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.5 million for both the years ended December 31, 2016 and 2017. The effective interest rate on the unamortized discount and the debt issuance costs for the years ended December 31, 2016 and 2017 was 6.75% and 2.75%, respectively.

We may from time to time seek to retire or purchase our Convertible Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the year ended December 31, 2017, we did not repurchase any Convertible Notes.
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2017. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2018	2019	2020	2021	2022	After 5 Years
Long-term debt obligations	13	$230.0	$16.9	$16.9	$19.1	$172.7	$0.5	$3.9
Interest obligation on long-term debt (a)		27.8	8.7	8.1	7.3	1.6	0.3	1.8
Capital lease obligations, including interest	15	11.8	0.8	0.8	0.8	0.8	0.8	7.8
Convertible subordinated notes (b)	14	143.8	—	—	—	—	143.8	—
Interest on convertible subordinated notes	14	12.7	4.0	4.0	3.9	0.8	—	—
Operating lease obligations	15	12.1	3.4	3.1	2.5	2.2	0.3	0.6
Total contractual obligations		$438.2	$33.8	$32.9	$33.6	$178.1	$145.7	$14.1

(a)	Based on interest rates in effect at December 31, 2017.
(b)	Matures in 2021.
OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2017. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have employment agreements with certain of our executive officers and senior leadership. These agreements are generally for three to four years and provide for participation in various incentive compensation arrangements. These agreements automatically renew on an annual basis after their initial term has expired.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2018	2019	2020	2021	2022	After 5 Years
Non-compete agreements	15	$8.0	$1.7	$1.6	$1.3	$1.2	$0.8	$1.4
Consulting agreements	15	2.4	0.9	0.6	0.5	0.3	0.1	—
Employment agreements (a)	15	4.3	2.0	1.0	1.0	0.3	—	—
Total contractual cash obligations		$14.7	$4.6	$3.2	$2.8	$1.8	$0.9	$1.4

(a)
Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that renews for one additional year on each anniversary of the effective date, such that at any given time between three and four years remain in the term of the agreement.

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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2017 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2017 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Notes 6, 8 and 10. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.51% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2017, we had outstanding borrowings of $92.0 million under our $150.0 million revolving credit facility and $127.5 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2017, the prime rate margin was equivalent to 1.550% and the LIBOR margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.2 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At December 31, 2017, the cost of the Convertible Notes on our Consolidated Balance Sheets was approximately $126.2 million and the fair value of the Convertible Notes was approximately $180.3 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2017 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2014.
Houston, Texas
February 21, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Houston, Texas
February 21, 2018

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,286	$952
Accounts receivable, net of allowance for bad debts of $746 in 2016 and $835 in 2017	18,860	19,655
Inventories	6,147	6,519
Prepaid expenses	2,640	2,028
Other current assets	2,034	986
Total current assets	32,967	30,140
Preneed cemetery trust investments	69,696	73,853
Preneed funeral trust investments	89,240	90,682
Preneed receivables, net of allowance for bad debts of $2,166 in 2016 and $2,278 in 2017	30,383	31,644
Receivables from preneed trusts	14,218	15,287
Property, plant and equipment, net of accumulated depreciation of $110,509 in 2016 and $115,776 in 2017	235,113	247,294
Cemetery property, net of accumulated amortization of $34,194 in 2016 and $37,543 in 2017	76,119	76,331
Goodwill	275,487	287,956
Intangible and other non-current assets	14,957	18,117
Cemetery perpetual care trust investments	46,889	50,229
Total assets	$885,069	$921,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,267	$17,251
Accounts payable	10,198	6,547
Other liabilities	717	1,361
Accrued liabilities	20,091	17,559
Total current liabilities	44,273	42,718
Long-term debt, net of current portion	137,862	121,034
Revolving credit facility	66,542	91,120
Convertible subordinated notes due 2021	119,596	124,441
Obligations under capital leases, net of current portion	2,630	6,361
Deferred preneed cemetery revenue	54,631	54,690
Deferred preneed funeral revenue	33,198	34,585
Deferred tax liability	42,810	31,159
Other long-term liabilities	2,567	3,378
Deferred preneed cemetery receipts held in trust	69,696	73,853
Deferred preneed funeral receipts held in trust	89,240	90,682
Care trusts’ corpus	46,290	49,856
Total liabilities	709,335	723,877
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,490,855 and 22,622,242 issued as of December 31, 2016 and 2017, respectively	225	226
Additional paid-in capital	215,064	216,158
Retained earnings	20,711	57,904
Treasury stock, at cost; 5,849,316 and 6,523,370 shares at December 31, 2016 and 2017, respectively	(60,266)	(76,632)
Total stockholders’ equity	175,734	197,656
Total liabilities and stockholders’ equity	$885,069	$921,533
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2016	2017
Revenues:
Funeral	$185,818	$189,401	$200,886
Cemetery	56,684	58,799	57,253
	242,502	248,200	258,139
Field costs and expenses:
Funeral	109,166	110,218	118,905
Cemetery	31,797	33,569	34,722
Depreciation and amortization	12,034	13,919	14,374
Regional and unallocated funeral and cemetery costs	11,997	10,844	13,339
	164,994	168,550	181,340
Gross profit	77,508	79,650	76,799
Corporate costs and expenses:
General, administrative and other	27,114	27,944	26,253
Home office depreciation and amortization	1,746	1,502	1,605
	28,860	29,446	27,858
Operating income	48,648	50,204	48,941
Interest expense	(10,559)	(11,738)	(12,948)
Accretion of discount on convertible subordinated notes	(3,454)	(3,870)	(4,329)
Loss on early extinguishment of debt	—	(567)	—
Other, net	(45)	(1,788)	1,118
Income before income taxes	34,590	32,241	32,782
Provision for income taxes	(13,737)	(12,682)	(13,100)
Tax adjustment related to certain discrete items	—	22	17,511
Total (provision) benefit for income taxes	$(13,737)	$(12,660)	$4,411
Net income	$20,853	$19,581	$37,193

Basic earnings per common share	$1.16	$1.18	$2.25
Diluted earnings per common share	$1.12	$1.12	$2.09

Dividends declared per share	$0.10	$0.15	$0.225
Weighted average number of common and common equivalent shares outstanding:
Basic	17,791	16,515	16,438
Diluted	18,313	17,460	17,715
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance – December 31, 2014	18,512	$224	$212,386	$(17,468)	$(15,267)	$179,875
Adjustment to correct immaterial error	—	—	—	(2,255)	—	(2,255)
Net Income – 2015	—	—	—	20,853	—	20,853
Issuance of common stock	53	1	981	—	—	982
Exercise of stock options	43	—	—	—	—	—
Issuance of restricted common stock	43	1	50	—	—	51
Cancellation and retirement of restricted common stock and stock options	(75)	(1)	(1,607)	—	—	(1,608)
Stock-based compensation expense	—	—	4,195	—	—	4,195
Dividends on common stock	—	—	(1,819)	—	—	(1,819)
Treasury Stock acquired	(1,928)	—	—	—	(44,999)	(44,999)
Excess tax benefit on equity compensation	—	—	64	—	—	64
Balance – December 31, 2015	16,648	$225	$214,250	$1,130	$(60,266)	$155,339
Net Income – 2016	—	—	—	19,581	—	19,581
Issuance of common stock	45	—	872	—	—	872
Exercise of stock options	48	1	—	—	—	1
Issuance of restricted common stock	18	—	12	—	—	12
Cancellation and retirement of restricted common stock and stock options	(118)	(1)	(888)	—	—	(889)
Stock-based compensation expense	—	—	3,526	—	—	3,526
Dividends on common stock	—	—	(2,492)	—	—	(2,492)
Excess tax benefit on equity compensation	—	—	(216)	—	—	(216)
Balance – December 31, 2016	16,641	$225	$215,064	$20,711	$(60,266)	$175,734
Net Income – 2017	—	—	—	37,193	—	37,193
Issuance of common stock	68	1	1,637	—	—	1,638
Exercise of stock options	61	—	514	—	—	514
Issuance of restricted common stock	27	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(25)	—	(551)	—	—	(551)
Stock-based compensation expense	—	—	3,203	—	—	3,203
Dividends on common stock	—	—	(3,709)	—	—	(3,709)
Treasury Stock acquired	(674)	—	—	—	(16,366)	(16,366)
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income	$20,853	$19,581	$37,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,780	15,421	15,979
Provision for losses on accounts receivable	1,679	2,098	2,198
Stock-based compensation expense	4,444	3,229	3,162
Deferred income tax expense (benefit)	3,035	4,855	(11,651)
Amortization of deferred financing costs	921	824	820
Accretion of discount on convertible subordinated notes	3,454	3,870	4,329
Loss on early extinguishment of debt	—	567	—
Net (gain) loss on sale of businesses and disposal of other assets	(49)	2,077	(710)
Impairment of intangible assets	—	145	—
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,310)	(5,162)	(4,254)
Inventories and other current assets	2,582	1,995	1,446
Intangible and other non-current assets	150	(1,155)	149
Preneed funeral and cemetery trust investments	25,543	(14,528)	(10,008)
Accounts payable	1,445	2,112	(3,649)
Accrued and other liabilities	2,091	780	(385)
Deferred preneed funeral and cemetery revenue	329	(640)	1,446
Deferred preneed funeral and cemetery receipts held in trust	(26,461)	13,966	9,165
Net cash provided by operating activities	51,486	50,035	45,230

Cash flows from investing activities:
Acquisitions and land for new construction	(9,725)	(26,556)	(28,799)
Purchase of land and buildings previously leased	(6,080)	(6,258)	—
Net proceeds from sale of businesses and other assets	65	4,385	5,731
Capital expenditures	(29,744)	(16,846)	(16,395)
Net cash used in investing activities	(45,484)	(45,275)	(39,463)

Cash flows from financing activities:
Borrowings from the revolving credit facility	103,600	71,200	106,900
Payments against the revolving credit facility	(51,500)	(96,100)	(82,600)
Borrowings from the term loan	1,562	39,063	—
Payments against the term loan	(10,937)	(11,250)	(11,250)
Payments on long-term debt and obligations under capital leases	(1,014)	(1,789)	(1,962)
Payments on contingent consideration recorded at acquisition date	—	—	(101)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	758	870	1,496
Taxes paid on restricted stock vestings and exercises of non-qualified options	(1,582)	(578)	(509)
Dividends paid on common stock	(1,819)	(2,492)	(3,709)
Purchase of treasury stock	(44,999)	—	(16,366)
Payment of loan origination costs related to the credit facility	(13)	(717)	—
Excess tax benefit (deficiency) of equity compensation	64	(216)	—
Net cash used in financing activities	(5,880)	(2,009)	(8,101)

Net (decrease) increase in cash and cash equivalents	122	2,751	(2,334)
Cash and cash equivalents at beginning of year	413	535	3,286
Cash and cash equivalents at end of year	$535	$3,286	$952
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. At December 31, 2017, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states.
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Our funeral homes offer a complete range of high value personal services to meet a family's funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
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
Funeral and Cemetery Operations
We record the revenue from sales of funeral and cemetery merchandise and services when the merchandise is delivered or the service is performed. Cemetery interment rights are recorded as revenue in accordance with the accounting provisions for real estate sales. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed 10% of the interment right contract price. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery property of approximately $3.4 million, $3.9 million and $3.3 million for 2015, 2016 and 2017, respectively. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Allowances for bad debts and customer cancellations are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Accounts receivable was comprised of the following at December 31, 2016 and December 31, 2017 (in thousands):

	December 31, 2016	December 31, 2017
Funeral receivables, net of allowance for bad debt of $189 and $213, respectively	$8,664	$9,061
Cemetery receivables, net of allowance for bad debt of $557 and $622, respectively	9,862	10,331
Other receivables	334	263
Accounts receivable, net	$18,860	$19,655
Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2016 and December 31, 2017 (in thousands):

	December 31, 2016	December 31, 2017
Funeral receivables, net of allowance for bad debt of $862 and $882, respectively	$7,761	$7,934
Cemetery receivables, net of allowance for bad debt of $1,304 and $1,396, respectively	22,622	23,710
Preneed receivable, net	$30,383	$31,644
Bad debt expense totaled approximately $1.7 million, $2.1 million and $2.2 million for 2015, 2016 and 2017, respectively.
Preneed Contracts
We sell interment rights, merchandise and services prior to the time of need, which is referred to as preneed. In many instances the customer pays for the preneed contract over a period of time. Cash proceeds from preneed sales less amounts that we may retain under state regulations are deposited to a trust or used to purchase a third-party insurance policy. The principal and accumulated earnings of the trusts are generally withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are deferred until the service is performed. The customer receivables and amounts deposited in trusts that we control are primarily included in the non-current asset section of our Consolidated Balance Sheets. The preneed funeral contracts to be funded at maturity by third party insurance policies are not recorded as assets or liabilities of the Company. See Note 9 to the Consolidated Financial Statements herein for further information regarding estimated revenues associated with preneed funeral contracts funded by third party insurance policies.
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
In accordance with respective state laws, we are required to deposit a specified amount into perpetual and memorial care trust funds for each interment right and certain memorials sold. Income from the trust funds is distributed to us and used to provide for the care and maintenance of the cemeteries and mausoleums. Such trust fund income is recognized as revenue when realized by the trust and distributable to us. We are restricted from withdrawing any of the principal balances of these funds.
An enterprise is required to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”). As of December 31, 2017, CSV RIA provided these services to one institution, which has custody of approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 70
Property, plant and equipment was comprised of the following at December 31, 2016 and 2017 (in thousands):

	December 31, 2016	December 31, 2017
Land	$73,744	$74,981
Buildings and improvements	195,214	211,934
Furniture, equipment and automobiles	76,664	76,155
Property, plant and equipment, at cost	345,622	363,070
Less: accumulated depreciation	(110,509)	(115,776)
Property, plant and equipment, net	$235,113	$247,294
Depreciation expense was approximately $10.4 million, $11.5 million and $12.6 million for the years ended December 31, 2015, 2016 and 2017, respectively. During 2017, we acquired real estate for approximately $1.3 million for funeral home expansion projects. In addition, we acquired approximately $12.2 million of property, plant and equipment in connection with the seven funeral home businesses we acquired during 2017, as further discussed in Note 3 to the Consolidated Financial Statements included herein.
During 2016, we acquired real estate for approximately $2.7 million for funeral home expansion projects and we purchased land and buildings at four funeral homes that were previously leased for approximately $6.3 million. In addition, we acquired approximately $16.0 million of property, plant and equipment in connection with the six funeral home businesses we acquired during 2016.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment topic of the Accounting Standards Codification (“ASC”) 360. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home or cemetery business has negative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time. For the years ended December 31, 2015, 2016 and 2017, no impairments were identified on our long-lived assets.
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
During 2017, we acquired seven funeral home businesses. We acquired one funeral home business in Longmont, Colorado and one funeral home business in Loveland, Colorado in November 2017 and five funeral home businesses on Long Island, New York in December 2017.
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
Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at a weighted average cost of capital for the Company based on market participant assumptions. Our methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2017 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
For our 2016 annual impairment test, we performed a quantitative goodwill impairment test and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
No impairments were recorded to our goodwill during the years ended December 31, 2015, 2016 and 2017. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Note 4 to the Consolidated Financial Statements herein for additional information related to our goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
Our quantitative intangible asset impairment test involves estimates and management judgment. Our quantitative analysis is performed using the relief from royalty method, which measures the tradenames by determining the value of the royalties that the Company is relieved from paying due to its ownership of the asset. We determine the fair value of the asset by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly rely on the profit split method, but also consider the comparable third-party license agreements and the return on asset method. A scorecard is used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. In accordance with the guidance, if the fair value of the tradename is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2017 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2017. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. We determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more likely than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
For our 2016 annual impairment test, we performed a quantitative impairment test as of August 31, 2016 using the relief from royalty method for each location that had a tradename balance at August 31, 2016 and concluded that there was no impairment to our intangible assets.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2015, 2016 and 2017.
See Note 12 to the Consolidated Financial Statements included herein for additional information on our intangible assets.
Divested and Discontinued Operations
Effective January 1, 2015, we adopted the FASB's guidance for reporting discontinued operations, which amended the definition of “discontinued operations” to include only disposals or held-for-sale classifications for components or groups of components of an entity that represent a strategic shift that either has or will have a major effect on an entity's operations or financial results. Examples of a strategic shift that has or will have a major effect on an entity's operations and financial results include a disposal of a major geographical area, line of business, equity method of investment or other parts of an entity. The new guidance also requires the disclosure of pre-tax income of disposals that do not qualify as discontinued operations.
We did not sell any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. During 2017, we sold a funeral home business in Kentucky for $0.6 million. The businesses sold during 2016 and 2017 do not meet the definition of discontinued operations under the FASB guidance. As such, the operating results of these businesses, as well as the gain or loss on the sale are included within net income on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
See Note 5 to the Consolidated Financial Statements herein for additional information concerning our divested businesses.
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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2017, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheets. For the years ended December 31, 2016, we recorded an impairment charge of $2.3 million for other-than-temporary declines in fair value related to unrealized losses on certain investments. We did not record any impairments during the year ended December 31, 2017.
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
Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted the FASB’s new guidance on simplifying the presentation of debt issuance costs. The guidance requires that entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying value of the related debt liability. This presentation resulted in debt issuance costs being presented in the same way debt discounts have historically been addressed. Debt issuance costs of $3.6 million and $2.7 million have been presented as a deduction from the carrying value of the related liabilities in our Consolidated Balance Sheets as of December 31, 2016 and 2017, respectively. The amounts related to our Credit Facility were $1.3 million and $1.0 million as of December 31, 2016 and 2017, respectively. The amounts related to our Convertible Notes were $2.3 million and $1.7 million as of December 31, 2016 and 2017, respectively.
See Notes 13 and 14 to the Consolidated Financial Statements included herein for additional information concerning the presentation of debt issuance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 16 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. Effective January 1, 2016, we adopted the FASB’s guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.
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
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the Internal Revenue Service (“IRS”) selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are expected to conclude during 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including but not limited to bonus depreciation changes that will allow for full expensing of qualified property placed in service on or after September 27, 2017.
The Tax Act also establishes new tax laws that will affect 2018, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) immediate deductions for certain new investments (instead of deductions for depreciation expense over time); (5) limitations of certain executive compensation deductions; and (6) limitations or repeals of many business deductions and credits.
The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provision estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our analysis of the impact of the Tax Act is complete. The Tax Act reduces the corporate tax rate to 21% and as a result, we have recorded a decrease in our net deferred tax liability and a corresponding discrete tax benefit item of $17.2 million. In addition to the rate reduction, approximately $2.9 million of qualifying assets placed in service on or after September 27, 2017 have been fully expensed as of December 31, 2017.
We do not have any unrecognized tax benefits recorded as of December 31, 2017 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
See Note 16 to the Consolidated Financial Statements included herein for additional information concerning our income taxes.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we grant stock, restricted stock, stock options and performance awards. We also have an employee stock purchase plan (“ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The guidance also requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement on a prospective basis. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. For the year ended December 31, 2017, the excess tax deficiency related to share-based payments was approximately $94,000, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. In addition, excess tax benefits or deficiencies related to share-based payments are now included in operating cash flows rather than financing cash flows.
The guidance also allows for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance. The Company has elected to continue estimating forfeitures under the current guidance.
The guidance also requires that the presentation of employee taxes paid when an employer withholds shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and applied retrospectively. This resulted in $1.6 million, $0.6 million, and $0.5 million of employee taxes paid from withheld shares being presented as financing activities on our Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2016 and 2017, respectively. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2015, 2016 and 2017, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million, 0.5 million and 0.9 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
See Note 19 to the Consolidated Financial Statements included herein for the computation of per share earnings for the fiscal years ended December 31, 2015, 2016 and 2017.
Correction of Immaterial Error
During the year ended December 31, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's SAB No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheets as of January 1, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of this adjustment on our Consolidated Balance Sheets as of December 31, 2016 and 2017 is as follows (dollars in thousands):

		December 31, 2016	December 31, 2017
		% Change
Increase in Deferred tax liability	$2,255	5.6%	7.8%
Increase in Total liabilities	$2,255	0.3%	0.3%
Decrease in Retained earnings	$2,255	9.8%	3.7%
Decrease in Total stockholders' equity	$2,255	1.3%	1.1%
This adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statement of Cash Flows for any periods presented.
Related Party Transactions
Management evaluated reportable events and transactions that occurred between us and related persons during the year ended December 31, 2017. See Note 15 to the Consolidated Financial Statements included herein for additional information on our related party transactions.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2017 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We will adopt the provisions of this ASU for our fiscal year beginning January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of initially applying the standard as an adjustment to retained earnings at the date of initial application.
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
We expect the adoption of this new accounting standard to affect our accounting for the selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Currently, these costs are charged to operations using the specific identification method in the period incurred. Under the new accounting standard, we will capitalize and amortize these costs over the average preneed maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, we believe the amounts due from customers for undelivered performance obligations on preneed contracts represent contract assets, which are required to be netted with Deferred preneed funeral revenue and Deferred preneed cemetery revenue, instead of Preneed receivables on our Consolidated Balance Sheets.
We are adopting this standard using the modified retrospective method, which recognizes the cumulative effect of applying the standard at the date of initial application, with no restatement of the comparative periods presented. Based on our assessments, we do not expect the change to have a material impact on our Consolidated Financial Statements. We have modified our financial systems to provide accounting under the new guidance.
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
On November 7, 2017, we acquired a funeral home business in Longmont, Colorado for $2.2 million in cash and we acquired a funeral home business in Loveland, Colorado for $2.3 million in cash. On December 5, 2017, we acquired five funeral home businesses on Long Island, New York for $23.0 million in cash.
For the acquisitions, we acquired substantially all the assets and assumed certain operating liabilities including obligations associated with a capital lease and with certain financed automobiles. The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not material to our reported results. The results of the acquired businesses are included in the Company's results from the date of acquisition.
The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$180
Property, plant & equipment	12,195
Goodwill	12,469
Intangible and other non-current assets	3,309
Assumed liabilities	(63)
Obligations under capital leases	(590)
Purchase price	$27,500
The intangible and other non-current assets relate to the fair value of tradenames and agreements not-to-compete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the fair value of the assets acquired for these businesses (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
November 7, 2017	One Funeral Home	Longmont, CO	$1.5	$0.7	$—
November 7, 2017	One Funeral Home	Loveland, CO	$1.7	$0.7	$(0.1)
December 5, 2017	Five Funeral Homes	Long Island, NY	$12.5	$11.1	$(0.6)
As of December 31, 2017, our accounting for our 2017 acquisitions is complete. See Note 12 to the Consolidated Financial Statements included herein for additional information on our intangible and other non-current assets.
During 2016, we acquired six funeral home businesses. We acquired two funeral home businesses in Houston, Texas in May 2016, one funeral home business in Madera, California in September 2016, one funeral home business in Brookfield, Wisconsin in November 2016 and two funeral home businesses in Burlington, North Carolina and Graham, North Carolina in November 2016.
The following table summarizes the breakdown of the purchase price for the businesses acquired during 2016 (in thousands):

Purchase Price
Cash paid	$23,871
Deferred payments	8,884
Purchase price	$32,755

The following table summarizes the breakdown of the purchase price allocation for the businesses acquired during 2016 (in thousands):

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
The following table summarizes the fair value of the assets acquired for the businesses acquired during 2016 (in millions):

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
Our goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform the qualitative assessment during the remaining two years. For our 2017 annual impairment test, we performed a qualitative assessment. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more likely than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the years ended December 31, 2016 and 2017 (in thousands):

	December 31, 2016	December 31, 2017
Goodwill at the beginning of year	$264,416	$275,487
Increase in goodwill related to acquisitions	11,832	12,469
Decrease in goodwill related to divestitures	(761)	—
Goodwill at the end of the year	$275,487	$287,956
5. DIVESTED AND DISCONTINUED OPERATIONS
We did not sell any of our funeral home or cemetery businesses in 2015. During 2016, we sold a funeral home business in Tennessee for $1.35 million. During 2017, we sold a funeral home business in Kentucky for $0.6 million. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
The operating results of these divested businesses, as well as the gain or loss on the sale are included within net income on our Consolidated Statements of Operations and are reflected in the table below (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenues	$—	$744	$605

Operating income	—	314	277
Net gain (loss) on disposal	—	(29)	191
Income tax provision	—	(112)	(187)
Net income from divested operations	$—	$173	$281
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2016 and 2017 were as follows (in thousands):

	December 31, 2016	December 31, 2017
Preneed cemetery trust investments, at market value	$71,834	$75,992
Less: allowance for contract cancellation	(2,138)	(2,139)
Preneed cemetery trust investments, net	$69,696	$73,853
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2017, none of our preneed cemetery trust investments were underfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2017. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,132	$—	$—	$3,132
Fixed income securities:
Foreign debt	2	4,834	292	(193)	4,933
Corporate debt	2	18,238	1,184	(273)	19,149
Preferred stock	2	16,421	510	(588)	16,343
Mortgage-backed securities	2	1,018	249	(24)	1,243
Common stock	1	26,465	5,250	(2,460)	29,255
Mutual funds:
Fixed Income	2	$1,198	50	(11)	$1,237
Trust securities		$71,306	$7,535	$(3,549)	$75,292
Accrued investment income		$700			$700
Preneed cemetery trust investments					$75,992
Market value as a percentage of cost					105.6%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$303
Due in one to five years	2,183
Due in five to ten years	5,376
Thereafter	33,806
Total fixed income securities	$41,668
The cost and market values associated with preneed cemetery trust investments at December 31, 2016 are detailed below (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,852	$—	$—	$10,852
Fixed income securities:
Municipal bonds	2	496	18	(4)	$510
Foreign debt	2	7,574	160	(656)	7,078
Corporate debt	2	20,621	1,569	(1,123)	21,067
Preferred stock	2	16,287	8	(947)	15,348
Mortgage-backed securities	2	949	372	(4)	1,317
Common stock	1	13,250	2,191	(1,838)	13,603
Mutual funds:
Fixed Income	2	1,223	107	—	1,330
Trust Securities		$71,252	$4,425	$(4,572)	$71,105
Accrued investment income		$729			$729
Preneed cemetery trust investments					$71,834
Market value as a percentage of cost					99.8%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. For the year ended December 31, 2016, we recorded a $0.9 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the year ended December 31, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2017, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2017 are shown in the following tables (in thousands):

	December 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$151	$(6)	$1,637	$(187)	$1,788	$(193)
Corporate debt	3,735	(72)	846	(201)	4,581	(273)
Preferred stock	48	—	8,109	(588)	8,157	(588)
Mortgage-backed securities	127	(15)	27	(9)	154	(24)
Common stock	8,249	(1,512)	1,742	(948)	9,991	(2,460)
Mutual funds:
Fixed Income	496	(11)	—	—	496	(11)
Total temporary impaired securities	$12,806	$(1,616)	$12,361	$(1,933)	$25,167	$(3,549)
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2016 are shown in the following tables (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Investment income	$2,562	$2,250	$2,250
Realized gains	2,952	2,141	2,218
Realized losses	(3,671)	(6,559)	(2,384)
Expenses and taxes	(1,790)	(1,266)	(1,308)
Decrease (increase) in deferred preneed cemetery receipts held in trust	(53)	3,434	(776)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Purchases	$(26,757)	$(25,643)	$(21,966)
Sales	23,141	25,846	14,002
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2016 and 2017 were as follows (in thousands):

	December 31, 2016	December 31, 2017
Preneed funeral trust investments, at market value	$91,980	$93,341
Less: allowance for contract cancellation	(2,740)	(2,659)
Preneed funeral trust investments, net	$89,240	$90,682
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2017, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the year ended December 31, 2017. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,349	$—	$—	$14,349
Fixed income securities:
U.S. treasury debt	1	1,490	10	(15)	1,485
Foreign debt	2	4,870	298	(189)	4,979
Corporate debt	2	18,963	1,197	(278)	19,882
Preferred stock	2	16,335	501	(585)	16,251
Mortgage-backed securities	2	1,187	263	(27)	1,423
Common stock	1	26,129	5,253	(2,468)	28,914
Mutual funds:
Fixed income	2	1,974	52	(48)	1,978
Other investments	2	3,341	—	—	3,341
Trust securities		$88,638	$7,574	$(3,610)	$92,602
Accrued investment income		$739			$739
Preneed funeral trust investments					$93,341
Market value as a percentage of cost					104.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$320
Due in one to five years	3,744
Due in five to ten years	5,782
Thereafter	34,174
Total fixed income securities	$44,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2016 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,787	$—	$—	$22,787
Fixed income securities:
U.S. treasury debt	1	1,491	21	(10)	1,502
Municipal bonds	2	447	17	(4)	460
Foreign debt	2	7,692	170	(677)	7,185
Corporate debt	2	21,454	1,566	(1,134)	21,886
Preferred stock	2	17,037	64	(970)	16,131
Mortgage-backed securities	2	1,165	400	(5)	1,560
Common stock	1	13,675	2,256	(1,850)	14,081
Mutual funds:
Fixed income	2	2,124	115	(66)	2,173
Other investments	2	3,463	—	—	3,463
Trust securities		$91,335	$4,609	$(4,716)	$91,228
Accrued investment income		$752			$752
Preneed funeral trust investments					$91,980
Market value as a percentage of cost					99.9%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. For the year ended December 31, 2016, we recorded a $0.9 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the year ended December 31, 2017. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2017, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2017 are shown the the following tables (in thousands):

	December 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$1,325	$(15)	$—	$—	$1,325	$(15)
Foreign debt	159	(6)	1,608	(183)	1,767	(189)
Corporate debt	3,770	(74)	842	(203)	4,612	(277)
Preferred stock	50	—	8,184	(585)	8,234	(585)
Mortgage-backed securities	221	(17)	36	(10)	257	(27)
Common Stock	8,001	(1,496)	1,728	(972)	9,729	(2,468)
Mutual funds:
Fixed income	549	(12)	615	(37)	1,164	(49)
Total temporary impaired securities	$14,075	$(1,620)	$13,013	$(1,990)	$27,088	$(3,610)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Investment income	$2,819	$2,344	$2,420
Realized gains	3,931	2,287	2,386
Realized losses	(3,979)	(6,642)	(2,396)
Expenses and taxes	(988)	(1,174)	(1,290)
Decrease (increase) in deferred preneed funeral receipts held in trust	(1,783)	3,185	(1,120)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Purchases	$(26,021)	$(26,457)	$(21,954)
Sales	42,582	27,425	14,463
7. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Total financed preneed cemetery receivables were comprised of the following at December 31, 2016 and December 31, 2017 (in thousands):

	December 31, 2016	December 31, 2017
Cemetery interment rights	$28,687	$29,625
Cemetery merchandise and services	10,299	10,849
Preneed cemetery receivables	$38,986	$40,474
These amounts are presented on our Consolidated Balance Sheets at December 31, 2016 and December 31, 2017 as follows (in thousands):

	December 31, 2016	December 31, 2017
Accounts receivable, excluding unearned finance charges and allowance for contract cancellations of $2,622 and $2,779, respectively	$11,380	$11,843
Preneed receivables, excluding unearned finance charges and allowance for contract cancellations of $4,983 and $4,922, respectively	27,606	28,631
Preneed cemetery receivables	$38,986	$40,474
The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2016 and 2017.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables on recognized sales at December 31, 2017. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ending December 31, 2016 and 2017, the change in the allowance for contract cancellations was as follows (in thousands):

	As of December 31,
	2016	2017
Beginning balance	$1,765	$1,861
Write-offs and cancellations	(1,332)	(1,298)
Provision	1,428	1,456
Ending balance	$1,861	$2,019
The aging of past due financing receivables as of December 31, 2017 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$1,140	$530	$155	$1,301	$3,126	$26,449	$29,575
Deferred revenue	380	171	63	392	1,006	9,893	10,899
Total contracts	$1,520	$701	$218	$1,693	$4,132	$36,342	$40,474
The aging of past due financing receivables as of December 31, 2016 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$674	$356	$233	$1,086	$2,349	$26,003	$28,352
Deferred revenue	310	112	86	316	824	9,810	10,634
Total contracts	$984	$468	$319	$1,402	$3,173	$35,813	$38,986
8. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2016 and 2017, receivables from preneed trusts were as follows (in thousands):

	December 31, 2016	December 31, 2017
Preneed trust funds, at cost	$14,658	$15,759
Less: allowance for contract cancellation	(440)	(472)
Receivables from preneed trusts, net	$14,218	$15,287
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2016 and 2017. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2017
Cash and cash equivalents	$3,903	$3,903
Fixed income investments	9,306	9,306
Mutual funds and common stocks	2,544	2,567
Annuities	6	6
Total	$15,759	$15,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The composition of the preneed trust funds at December 31, 2016 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2016
Cash and cash equivalents	$3,378	$3,378
Fixed income investments	8,809	8,809
Mutual funds and common stocks	2,455	2,463
Annuities	16	16
Total	$14,658	$14,666
9. CONTRACTS FUNDED BY INSURANCE
Certain preneed funeral contracts are funded by life insurance contracts. Generally, the proceeds of the life insurance policies have been assigned to us and will be paid upon the death of the insured. The proceeds will be used to satisfy the beneficiary’s obligations under the preneed contract for services and merchandise. Preneed funeral contracts to be funded at maturity by insurance policies totaled $357.4 million and $371.5 million at December 31, 2016 and 2017, respectively, and are not included on our Consolidated Balance Sheets.
10. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2016 and 2017 were as follows (in thousands):

	December 31, 2016	December 31, 2017
Trust assets, at market value	$46,889	$50,229
Obligations due from trust	(599)	(373)
Care trusts’ corpus	$46,290	$49,856
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At December 31, 2017, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2017. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2017 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,906	$—	$—	$1,906
Fixed income securities:
Foreign debt	2	3,580	227	(134)	3,673
Corporate debt	2	12,557	805	(187)	13,175
Preferred stock	2	11,545	364	(411)	11,498
Mortgage-backed securities	2	621	152	(15)	758
Common stock	1	16,326	3,116	(1,595)	17,847
Mutual funds:
Fixed income	2	913	42	(10)	945
Trust securities		$47,448	$4,706	$(2,352)	$49,802
Accrued investment income		$427			$427
Cemetery perpetual care investments					$50,229
Market value as a percentage of cost					105.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$184
Due in one to five years	1,441
Due in five to ten years	3,788
Thereafter	23,691
Total fixed income securities	$29,104
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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. For the year ended December 31, 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

we recorded a $0.4 million impairment for other-than-temporary declines in the fair value related to unrealized losses on certain investments. We did not record any impairments in the year ended December 31, 2017.
At December 31, 2017, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the year ended December 31, 2017 are shown in the following tables (in thousands):

	December 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$92	$(3)	$1,128	$(131)	$1,220	$(134)
Corporate debt	2,621	(59)	555	(128)	3,176	(187)
Preferred stock	29	—	5,492	(411)	5,521	(411)
Mortgage-backed securities	76	(10)	16	(5)	92	(15)
Common stock	5,119	(991)	1,108	(604)	6,227	(1,595)
Mutual funds:
Fixed income	433	(10)	—	—	433	(10)
Total temporary impaired securities	$8,370	$(1,073)	$8,299	$(1,279)	$16,669	$(2,352)
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the year ended December 31, 2016 are shown in the following tables (in thousands):

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Realized gains	$1,773	$872	$926
Realized losses	(2,431)	(3,069)	(1,195)
Decrease in Care trusts’ corpus	658	2,197	269
Total	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Investment income	$5,315	$6,451	$5,949
Realized gains (losses), net	436	(434)	(838)
Total	$5,751	$6,017	$5,111
Purchases and sales of investments in the perpetual care trusts for the years ended December 31, 2015, 2016 and 2017 were as follows (in thousands):

	Year ended December 31,
	2015	2016	2017
Purchases	$(16,694)	$(16,546)	$(13,923)
Sales	14,710	16,534	8,899
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 13) are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes issued in March 2014 was approximately $180.3 million at December 31, 2017 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement.
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

•
Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include municipal bonds, corporate debt, preferred stocks, foreign debt, mortgage-backed securities, fixed income mutual funds and other investments.

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2016 and 2017, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 6 and 10 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2016 and 2017 were as follows (in thousands):

	December 31, 2016	December 31, 2017
Prepaid agreements not-to-compete, net of accumulated amortization of $5,501 and $6,051, respectively	$3,244	$3,730
Tradenames	11,663	14,372
Other	50	15
Intangible and other non-current assets	$14,957	$18,117
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $300,000, $435,000 and $550,000 for the years ended December 31, 2015, 2016 and 2017, respectively. During the year ended December 31, 2017, we increased prepaid agreements not-to-compete by $0.9 million related to our 2017 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
Our tradenames have indefinite lives and therefore are not amortized. During the year ended December 31, 2017, we increased tradenames by approximately $2.7 million related to our 2017 acquisitions described in Note 3 to the Consolidated Financial Statements included herein. During the year ended December 31, 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale at September 30, 2016, as the carrying value exceeded its fair value. The impairment was recorded in Other, net on our Consolidated Statements of Operations. We did not record an impairment to tradenames in the year ended December 31, 2017. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual indefinite-lived intangible asset impairment test.
13. LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2016 and 2017 (in thousands):

	December 31, 2016	December 31, 2017
Revolving credit facility, secured, floating rate	$67,700	$92,000
Term loan, secured, floating rate	138,750	127,500
Acquisition debt	12,245	10,548
Debt issuance costs, net of accumulated amortization of $4,138 and $4,442, respectively	(1,270)	(967)
Less: current portion	(13,021)	(16,927)
Total long-term debt	$204,404	$212,154
As of December 31, 2017, we had a $300 million secured bank credit facility with Bank of America, N.A. as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan, (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility matures on February 9, 2021 and is collateralized by all personal property and funeral home real property in certain states.
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
As of December 31, 2017, we had outstanding borrowings under the revolving credit facility of $92.0 million and $127.5 million was outstanding on the term loan. We have one letter of credit issued on November 30, 2017 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 27, 2018. Outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of December 31, 2017, the prime rate margin was equivalent to 1.55% and the LIBOR margin was 2.125%. The weighted average interest rate on the Credit Facility for the year ended December 31, 2017 was 3.2%.
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
We were in compliance with the covenants contained in our Credit Agreement as of December 31, 2016 and 2017. The Credit Agreement contains key ratios that we must comply with including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of December 31, 2017, the leverage ratio was 3.15 to 1.00 and the fixed charge coverage ratio was 2.14 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear interest at 0% and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.4 million and $0.3 million for the years ended December 31, 2016 and 2017, respectively. Unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight line method for our revolving credit facility.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2017 and thereafter are as follows (in thousands):

Years ending December 31,
2018	$16,927
2019	16,949
2020	19,068
2021	172,699
2022	530
2023 and thereafter	3,875
$230,048
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
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes was 44.3169 shares of our common stock per $1,000 principal amount of the Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the Indenture. During the year ended December 31, 2017, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2017, the adjusted conversion rate of the Convertible Notes is 44.6266 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.41 per share of common stock.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 38 months of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the years ended December 31, 2016 and 2017 was 6.75% and 2.75%, respectively.
Equity issuance costs are included in Additional paid-in capital (“APIC”) on our Consolidated Balance Sheets and are not amortized. Additionally, the recognition of the Convertible Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to APIC and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Convertible Notes. At December 31, 2017, the balance of our deferred tax liability related to our Convertible Notes was $4.1 million.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2016 and 2017 are reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2016	December 31, 2017
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(21,887)	(17,559)
Convertible Notes issuance costs, net of accumulated amortization of $1,359 and $1,877, respectively	(2,268)	(1,750)
Carrying value of the liability component	$119,596	$124,441

Carrying value of the equity component	$17,973	$17,973
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheets at December 31, 2016 and 2017.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $180.3 million at December 31, 2017.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million for both the years ended December 31, 2016 and 2017. Accretion of the discount on the Convertible Notes was approximately $3.9 million and $4.3 million for the years ended December 31, 2016 and 2017, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.5 million for both the years ended December 31, 2016 and 2017.
The aggregate maturities of our Convertible Notes for the five years subsequent to December 31, 2017 are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2018	$—	$(4,844)	$(4,844)
2019	—	(5,422)	(5,422)
2020	—	(6,068)	(6,068)
2021	143,750	(1,225)	142,525
2022	—	—	—
	$143,750	$(17,559)	$126,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twelve years. Certain of these leases provide for an annual rent adjustment and contain options for renewal. Rent expense totaled $6.5 million, $6.1 million and $6.1 million for the years ended December 31, 2015, 2016 and 2017, respectively. Assets acquired under capital leases are included in property, plant and equipment in our accompanying Consolidated Balance Sheets in the amount of $2.7 million in 2016 and $6.6 million in 2017, net of accumulated depreciation. Capital lease obligations are included in current and long-term debt as indicated below. At December 31, 2017, future minimum lease payments under non-cancelable lease agreements were as follows (in thousands):

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
Years ending December 31,
2018	$3,441	$842
2019	3,056	817
2020	2,521	771
2021	2,155	779
2022	303	803
Thereafter	586	7,818
Total future minimum lease payments	$12,062	$11,830
Less: amount representing interest (rates ranging from 7.0% to 11.5%)		(5,145)
Less: current portion of obligations under capital leases		(324)
Long-term obligations under capital leases		$6,361
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
At December 31, 2017, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment (a)	Total
Years ending December 31,
2018	$1,745	$907	$2,020	$4,672
2019	1,564	592	1,000	3,156
2020	1,324	421	1,000	2,745
2021	1,217	328	244	1,789
2022	837	118	—	955
Thereafter	1,360	—	—	1,360
	$8,047	$2,366	$4,264	$14,677

(a)
Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that renews for one additional year on each anniversary of the effective date, such that at any given time between three and four years remain in the term of the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.7 million, $1.8 million and $1.9 million for 2015, 2016 and 2017, respectively. We do not offer any post-retirement or post-employment benefits.
Other Commitments
Effective April 30, 2016, we terminated an agreement to outsource the processing of transactions for our cemetery business and certain accounting activities. At that time, all transaction processing returned in-house and we retained most of the personnel of the service provider that resided in our home office. We believe that the costs associated with performing these formerly outsourced activities internally should, for the foreseeable future, be less than the costs we incurred under the outsourcing arrangement. For the years ended December 31, 2015 and 2016, we incurred costs of approximately $1.9 million and $0.9 million, respectively, for services rendered under this agreement, of which we paid approximately $1.0 million and $0.6 million, respectively, with the remainder paid by the Preneed cemetery trust investments portfolio.
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
16. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2015, 2016 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2016	2017
Current:
U. S. federal provision	$9,840	$6,609	$6,425
State provision	862	1,195	815
Total current provision	$10,702	$7,804	$7,240
Deferred:
U. S. federal provision (benefit)	$1,928	$3,475	$(12,881)
State provision	1,107	1,381	1,230
Total deferred provision (benefit)	$3,035	$4,856	$(11,651)
Total income tax provision (benefit)	$13,737	$12,660	$(4,411)
A reconciliation of taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2015, 2016 and 2017 is as follows (dollars in thousands):

	Year Ended December 31,
	2015		2016		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$12,105	35.0%	$11,300	35.0%	$11,474	35.0%
Effect of state income taxes, net of federal benefit	1,618	4.7	1,127	3.5	1,304	4.0
Effect of non-deductible expenses and other, net	155	0.4	213	0.7	(36)	(0.1)
Change in valuation allowance	(141)	(0.4)	20	0.1	23	0.1
Re-measurement of deferred taxes due to tax reform	—	—	—	—	(17,176)	(52.4)
Total	$13,737	39.7%	$12,660	39.3%	$(4,411)	(13.5)%

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
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the IRS selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are expected to conclude during 2018. The federal statute is still open for our 2015 and 2016 tax years.
We do not have any unrecognized tax benefits recorded as of December 31, 2017 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2016 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2016	2017
Deferred income tax assets:
Net operating loss carryforwards	$1,947	$1,978
Tax credit carryforwards	135	133
State bonus depreciation	373	494
Accrued liabilities and other	11,163	6,136
Amortization of non-compete agreements	1,433	873
Preneed liabilities, net	9,315	5,239
Total deferred income tax assets	24,366	14,853
Less valuation allowance	(209)	(244)
Total deferred income tax assets	$24,157	$14,609
Deferred income tax liabilities:
Depreciation and amortization	$(57,716)	$(41,447)
Convertible subordinated notes due 2021	(8,636)	(4,096)
Prepaids and other	(615)	(225)
Total deferred income tax liabilities	(66,967)	(45,768)
Total net deferred tax liabilities	$(42,810)	$(31,159)
Current deferred tax asset	$—	$—
Non-current deferred tax liabilities	(42,810)	(31,159)
Total net deferred tax liabilities	$(42,810)	$(31,159)
Our deferred tax assets and liabilities, along with related valuation allowances are classified as non-current on our Consolidated Balance Sheets at December 31, 2016 and 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including but not limited to bonus depreciation changes that will allow for full expensing of qualified property placed in service on or after September 27, 2017.
The Tax Act also establishes new tax laws that will affect 2018, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) immediate deductions for certain new investments (instead of deductions for depreciation expense over time); (5) limitations of certain executive compensation deductions; and (6) limitations or repeals of many business deductions and credits.
The SEC staff issued SAB 118, which provides guidance on accounting for the effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

If a company cannot determine a provision estimate in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our analysis of the impact of the Tax Act is complete. The Tax Act reduces the corporate tax rate to 21% and as a result we have recorded a decrease in our net deferred tax liability and a corresponding discrete tax benefit item of $17.2 million. In addition to the rate reduction, approximately $2.9 million of qualifying assets placed in service on or after September 27, 2017 have been fully expensed as of December 31, 2017.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized an immaterial net increase in our valuation allowance during 2017 and 2016.
For federal income tax reporting purposes, we have no net operating loss carryforwards. For state reporting purposes, we have approximately $36.4 million of net operating loss carryforwards that will expire between 2018 and 2037, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2017 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on the Consolidated Balance Sheets.
During 2017, the re-measurement of deferred tax liabilities due to tax reform resulted in no change to our uncertain tax positions. At December 31, 2017, no uncertain tax positions were identified and we do not anticipate a material change to our unrecognized tax benefits during the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Unrecognized tax benefit at beginning of year	$515	$814	$—
Reductions based on tax positions related to the prior year	—	(17)	—
Reductions for tax year 2011 federal audit	—	(568)	—
Additions (reductions) based on tax positions related to the current year	299	(229)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—	—
Unrecognized tax benefit at end of year	$814	$—	$—
17. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 22,490,855 and 22,622,242 shares issued and outstanding, net of 5,849,316 and 6,523,370 shares held in treasury at par, at December 31, 2016 and 2017, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2017, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The status of each of the plans at December 31, 2017 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding(2)
Amended and Restated 2006 Plan	—		—	1,918	311
2017 Plan	1,583	(1)	1,553	16	9
Total	1,583		1,553	1,934	320

(1)	Amount includes approximately 28,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations and to pay the option price upon exercise.
(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During 2017, we issued restricted stock to certain employees totaling 27,250 shares that vest over a three year period and had an aggregate grant date market value of approximately $0.8 million. The restricted stock issued will vest in either 25% or 33.33% increments over four or three year terms, respectively. In 2016, a total of 16,900 shares of restricted stock were awarded with a grant date market value of approximately $0.3 million. In 2015, a total of 37,900 shares of restricted stock were awarded with a grant date market value of approximately $0.9 million.
A summary of the status of unvested restricted stock as of December 31, 2017, and changes during 2017, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	63	$21.07
Awards	27	27.53
Vestings	(30)	20.10
Cancellations	(6)	22.70
Unvested at December 31, 2017	54	$24.09
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of approximately $1.5 million, $0.7 million and $0.7 million in 2015, 2016 and 2017, respectively.
As of December 31, 2017, we had $1.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.4 years.
Stock Options
During 2017, we granted 461,700 options to our leadership team and certain key employees at a weighted average exercise price of $26.56. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was approximately $3.3 million. In 2016, a total of 235,500 stock options were awarded, the fair value of which was $1.3 million. In 2015, a total of 628,000 stock options were awarded, the fair value of which was approximately $3.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted under this plan have either five, seven or ten-year terms. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2015, 2016 and 2017:

	2015	2016	2017
Dividend yield	0.44%	0.50%	0.75%
Expected volatility	32.62%	31.21%	29.29%
Risk-free interest rate	1.13%	1.23%	1.95%
Expected holding period (years)	3.6	5.0	5.0
A summary of the stock options at December 31, 2015, 2016 and 2017 and changes during the three years ended December 31, 2017 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2015		2016		2017
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	1,381	$17.07	1,695	$18.95	1,650	$19.18
Adjustment to beginning balance	—	$—	18	$18.94	—	$—
Granted	653	$22.66	236	$20.06	462	$26.56
Exercised	(110)	$14.36	(112)	$13.76	(159)	$19.81
Canceled or expired	(229)	$20.39	(187)	$21.30	(19)	$23.17
Outstanding at end of year	1,695	$18.95	1,650	$19.18	1,934	$20.85
Exercisable at end of year	583	$15.00	1,106	$18.21	1,225	$18.68
The aggregate intrinsic value of the outstanding and exercisable stock options at December 31, 2017 was $9.8 million and $8.6 million, respectively. The total intrinsic value of options exercised during 2015, 2016 and 2017 totaled $1.1 million, $1.2 million and $1.0 million, respectively.
The total fair value of stock options vested during 2015, 2016 and 2017 totaled approximately $1.8 million, $2.8 million and $1.5 million, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $2.4 million, $1.7 million and $1.5 million in 2015, 2016 and 2017, respectively.
As of December 31, 2017, there was $3.0 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table further describes our outstanding stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/17	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/17	Weighted-Average Exercise Price
$4.78 - $5.94	105,603	3.50	$5.66	105,603	$5.66
$16.73 - $20.49	942,153	3.92	$19.02	797,673	$18.83
$22.58 - $26.93	885,900	6.74	$24.61	322,001	$22.58
$4.78 - $26.93	1,933,656	5.19	$20.85	1,225,277	$18.68
Performance Awards
During 2017, we granted 105,540 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2021 and June 30, 2022, provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. The fair value of these performance awards was approximately $2.8 million and was determined by using the weighted average stock price on the grant date of $26.56.
During 2016, we granted 73,700 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2020 provided that certain criteria surrounding Adjusted Consolidated EBITDA (Adjusted Consolidated Earnings Before Interest Tax Depreciation and Amortization) and Relative Shareholder Return performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 25% of the award and the Relative Shareholder Return performance represents 75% of the award. The fair value of these performance awards was approximately $1.6 million and was determined by using a Monte-Carlo simulation pricing model. The assumptions used in the Monte-Carlo simulation pricing model are as follows:

2016
Performance period	January 1, 2016 - December 31, 2020
Simulation period (years)	4.86
Share price at grant date	$20.06
Expected volatility	31.2%
Risk-free interest rate	1.21%
Forfeiture rate	2.0%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of approximately $0.2 million and $0.7 million in 2016 and 2017, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter). In 2017, employees purchased a total of 43,808 shares at a weighted average price of $22.43 per share. In 2016, employees purchased a total of 44,774 shares at a weighted average price of $19.48 per share. In 2015, employees purchased a total of 44,074 shares at a weighted average price of $17.17 per share.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for our ESPP of approximately $197,000, $234,000 and $244,000 in 2015, 2016 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2015	2016	2017
Dividend yield	0.4%	0.6%	0.9%
Expected volatility	24%	25%	19%
Risk-free interest rate	0.02%, 0.11%,0.18%, 0.25%	0.22%, 0.49%,0.55%, 0.61%	0.53%, 0.65%,0.77%0.89%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Director Compensation Plans
Our Director Compensation Policy provides for the following: (i) each independent director is entitled to an annual retainer of $75,000, payable in quarterly installments of $18,750 each at the end of the quarter; and (ii) the Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. Any new independent director will receive upon admission to the Board a grant of $25,000 (in addition to the independent director annual retainer prorated at the time the new director is admitted to the Board) which can be taken in cash or restricted shares of our common stock. The number of shares of such common stock will be determined by dividing the cash amount by the closing price of our common stock on the date of grant, which will be the date of admission to the Board. Such common stock, will vest (based on continued service on the Board) 50% immediately and 25% on the first and second anniversaries of admission.
On August 9, 2016, the Board voted James R. Schenck to serve as a Class 1 Director until the 2018 annual meeting of shareholders. Mr. Schenck was appointed to serve as the chairman of the Corporate Governance Committee and a member of the Audit and Compensation Committees. Concurrently with the appointment, the Board granted Mr. Schenck 1,061 shares of the Company’s common stock under our Director Compensation Policy, which such grant was valued at approximately $25,000 based on the closing price on the grant date.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of approximately $0.7 million, $0.4 million and $0.4 million in 2015, 2016 and 2017, respectively.
Cash Dividends
On October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later.
For the years ended December 31, 2016 and 2017, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835
September 1st	$0.050	$835
December 1st	$0.075	$1,206

2016	Per Share	Dollar Value
March 1st	$0.025	$415
June 1st	$0.025	$415
September 1st	$0.050	$831
December 1st	$0.050	$830

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2016	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	10,304
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(10,304)
Balance at December 31, 2017	$—
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
During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to this share repurchase program. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2017, we had approximately $26.0 million available for repurchase under this share repurchase program.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining. See Note 24 to our Consolidated Financial Statements included herein for additional information on our related party transactions.
We did not purchase any shares of our common stock during 2016. During 2015, we purchased 1,927,665 shares of our common stock for a total cost of $45.0 million, at an average cost of $23.34 per share under a previous share repurchase program.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2015, 2016 and 2017 (in thousands, except per share data):

	Year Ended December 31,
	2015	2016	2017
Numerator for basic and diluted earnings per share:
Net income	$20,853	$19,581	$37,193
Less: Earnings allocated to unvested restricted stock	(257)	(89)	(135)
Income attributable to common stockholders	$20,596	$19,492	$37,058

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,791	16,515	16,438
Effect of dilutive securities:
Stock options	246	454	336
Convertible subordinated notes	276	491	941
Denominator for diluted earnings per common share - weighted average shares outstanding	18,313	17,460	17,715

Basic earnings per common share	$1.16	$1.18	$2.25
Diluted earnings per common share	$1.12	$1.12	$2.09
The fully diluted weighted average shares outstanding for the years ended December 31, 2015, 2016 and 2017, and the corresponding calculation of fully diluted earnings per share, included approximately 0.3 million, 0.5 million and 0.9 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
For the year ended December 31, 2017, approximately 354,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2015 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues, gross profit (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Revenues:
2017	$200,886	$57,253	$—	$258,139
2016	189,401	58,799	—	248,200
2015	185,818	56,684	—	242,502
Gross Profit (loss):
2017	$61,369	$15,430	$(27,858)	$48,941
2016	61,620	18,030	(29,446)	50,204
2015	59,434	18,074	(28,860)	48,648
Income (loss) before income taxes:
2017	$60,634	$15,852	$(43,704)	$32,782
2016	61,163	18,400	(47,322)	32,241
2015	58,404	17,492	(41,306)	34,590
Depreciation and amortization
2017	$9,785	$4,589	$1,605	$15,979
2016	8,891	5,028	1,502	15,421
2015	7,614	4,420	1,746	13,780
Interest expense:
2017	$1,170	$2	$11,776	$12,948
2016	826	3	10,909	11,738
2015	577	8	9,974	10,559
Income tax expense (benefit)
2017	$(8,159)	$(2,133)	$5,881	$(4,411)
2016	24,019	7,226	(18,585)	12,660
2015	23,195	6,947	(16,405)	13,737
Total assets:
2017	$665,483	$251,243	$4,807	$921,533
2016	634,145	241,621	9,303	885,069
2015	591,389	229,479	12,271	833,139
Long-lived assets:
2017	$537,282	$90,292	$2,124	$629,698
2016	509,361	89,767	2,548	601,676
2015	472,419	89,866	3,370	565,655
Capital expenditures:
2017	$9,835	$5,283	$1,277	$16,395
2016	17,411	4,962	731	23,104
2015	27,654	5,332	2,838	35,824
Number of operating locations at year end:
2017	178	32	—	210
2016	170	32	—	202
2015	167	32	—	199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2016 and 2017 is as follows (in thousands):

	December 31,
	2016	2017
Other current assets:
Income tax receivables	$1,932	$889
Other current assets	102	97
Total other current assets	$2,034	$986

Current portion of long-term debt and capital lease obligations
Term note	$11,250	$15,000
Acquisition debt	1,771	1,927
Capital leases	246	324
Total current portion of long-term debt and capital lease obligations	$13,267	$17,251

Other current liabilities:
Income taxes payable	$509	$1,120
Deferred rent	208	241
Total other current liabilities	$717	$1,361

Accrued liabilities:
Accrued salaries and wages	$4,005	$2,643
Accrued incentive compensation	8,237	6,412
Accrued vacation	2,305	2,417
Accrued insurance	1,726	1,832
Accrued interest	1,235	1,271
Accrued ad valorem and franchise taxes	981	1,003
Accrued commissions	543	461
Other accrued liabilities	1,059	1,520
Total accrued liabilities	$20,091	$17,559

Other long-term liabilities:
Deferred rent	$1,207	$966
Incentive compensation	575	1,287
Contingent consideration	785	1,125
Total other long-term liabilities	$2,567	$3,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues and Field costs and expenses
The detail of certain income statement accounts for the years ended December 31, 2015, 2016 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenues:
Goods
Funeral	$71,399	$72,002	$76,160
Cemetery	35,479	37,678	36,340
Total goods	$106,878	$109,680	$112,500
Services
Funeral	$104,969	$108,622	$116,240
Cemetery	11,178	11,269	11,898
Total services	$116,147	$119,891	$128,138
Financial revenue
Preneed funeral commission income	$1,484	$1,429	$1,254
Preneed funeral trust earnings	7,966	7,348	7,232
Preneed cemetery trust earnings	8,440	8,004	7,193
Preneed cemetery finance charges	1,587	1,848	1,822
Total financial revenue	$19,477	$18,629	$17,501
Total revenues	$242,502	$248,200	$258,139

Field costs and expenses:
Goods
Funeral	$56,819	$56,787	$60,797
Cemetery	24,600	26,199	26,630
Total goods	$81,419	$82,986	$87,427
Services
Funeral	$51,236	$52,595	$57,174
Cemetery	6,924	7,081	7,705
Total services	$58,160	$59,676	$64,879
Financial expenses
Preneed funeral commissions	$1,031	$747	$818
Trust administration fees	353	378	503
Total financial expenses	$1,384	$1,125	$1,321
Total field costs and expenses	$140,963	$143,787	$153,627
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2016 and 2017 (in thousands, except earnings per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$68,157	$63,852	$61,054	$65,076
Gross profit	23,092	18,667	15,480	19,560
Net income	$7,084	$4,410	$3,038	$22,661
Basic earnings per common share: (a)	$0.42	$0.26	$0.18	$1.41
Diluted earnings per common share: (a)	$0.39	$0.24	$0.17	$1.31

2016
Revenues	$63,331	$61,865	$60,140	$62,864
Gross profit	21,303	18,807	18,228	21,312
Net income	$4,571	$5,200	$5,683	$4,127
Basic earnings per common share: (a)	$0.27	$0.31	$0.34	$0.25
Diluted earnings per common share: (a)	$0.27	$0.30	$0.33	$0.22

(a)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for 2016 and 2017 due to rounding.

23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Cash paid for interest and financing costs	$9,159	$10,366	$11,092
Cash paid for taxes	8,283	10,874	5,902
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	4,879	3,275	6,854
Net withdrawals (deposits) from / into preneed funeral trusts	12,054	(3,687)	(1,442)
Net withdrawals (deposits) from / into preneed cemetery trusts	8,681	(6,405)	(4,157)
Net withdrawals (deposits) from / into perpetual care trusts	5,543	(3,762)	(3,340)
Net increase in preneed receivables	(1,714)	(2,385)	(1,261)
Net deposits of receivables into preneed trusts	(735)	(674)	(1,069)
Net change in preneed funeral receivables increasing deferred revenue	483	1,450	1,387
Net change in preneed cemetery receivables (decreasing) increasing deferred revenue	(154)	(2,090)	59
Net (withdrawals) deposits from / into preneed funeral trust accounts (decreasing) increasing deferred preneed funeral receipts held in trust	(12,054)	3,687	1,442
Net (withdrawals) deposits from / into preneed cemetery trust accounts (decreasing) increasing deferred cemetery receipts held in trust	(8,681)	6,405	4,157
Net (withdrawals) deposits from / into perpetual care trust accounts (decreasing) increasing care trusts’ corpus	(5,726)	3,874	3,566

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. RELATED PARTY TRANSACTIONS
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. These shares had been held by Mr. Payne prior to such repurchase for over one year. The purchase of these shares was made pursuant to a privately negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. These shares are currently held as treasury shares. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.
On December 13, 2017, we purchased real estate totaling $0.3 million for funeral home expansion projects from an employee at fair market value.
25. SUBSEQUENT EVENTS
None.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2015:
Allowance for bad debts, current portion	$802	$966	$1,039	$729
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,339	$712	$1,009	$2,042
Employee severance accruals	$216	$698	$634	$280
Litigation reserves	$3	$—	$3	$—
Valuation allowance of the deferred tax asset	$330	$—	$141	$189

Year ended December 31, 2016:
Allowance for bad debts, current portion	$729	$1,155	$1,138	$746
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,042	$943	$819	$2,166
Employee severance accruals	$280	$3,641	$2,404	$1,517
Valuation allowance of the deferred tax asset	$189	$20	$—	$209

Year ended December 31, 2017:
Allowance for bad debts, current portion	$746	$1,248	$1,159	$835
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,166	$950	$838	$2,278
Employee severance accruals	$1,517	$571	$2,088	$—
Valuation allowance of the deferred tax asset	$209	$35	$—	$244

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2017, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer and Secretary
February 21, 2018

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2017, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,933,656	$20.85	1,552,677
Equity compensation plans not approved by security holders	—	—	—
Total	1,933,656	$20.85	1,552,677

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	98
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2018 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

10.11	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.13	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Agreement with Shawn R. Phillips dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Letter with Shawn R. Phillips dated March 14, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.17	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.18
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014. †

10.19
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

10.20	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012. †

10.21	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.22	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.23
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

10.25	Form of Employee Performance Award Agreement. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2015. †

10.26
Retirement and Release Agreement dated effective September 30, 2016 between Carriage Services, Inc. and David J. DeCarlo. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016. †

10.27
Second Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of March 21, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2017. †

10.28
Third Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of May 12, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2017. †

10.29	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

10.30	Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan.*†

10.31	Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

10.32	Form of Employee Performance Share Unit Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

10.33	Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

*12	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2018.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 21, 2018

/s/ Viki K. Blinderman	Senior Vice President, Principal Financial Officer and Secretary	February 21, 2018
Viki K. Blinderman	(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	February 21, 2018
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Director	February 21, 2018
Donald D. Patteson Jr.

/s/ James R. Schenck	Director	February 21, 2018
James R. Schenck

/s/ Barry K. Fingerhut	Director	February 21, 2018
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	February 21, 2018
Bryan D. Leibman

EXHIBIT INDEX

Exhibit No.	Description

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

10.11	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.12	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.13	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.14	Employment Agreement with Shawn R. Phillips dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.15	Employment Letter with Shawn R. Phillips dated March 14, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.17	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.18
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014. †

10.19
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

10.20	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q filed August 7, 2012. †

10.21	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.22	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.23
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

10.25	Form of Employee Performance Award Agreement. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2015. †

10.26
Retirement and Release Agreement dated effective September 30, 2016 between Carriage Services, Inc. and David J. DeCarlo. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016. †

10.27
Second Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of March 21, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2017. †

10.28
Third Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of May 12, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2017. †

10.29	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

10.30	Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan.*†

10.31	Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

10.32	Form of Employee Performance Share Unit Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

10.33	Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. *†

*12	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

 __________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.