Form 10-Q
period 2018-03-31
CARRIAGE SERVICES INC
filed 2018-04-27
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 20, 2018 was 16,292,204.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$952	$779
Accounts receivable, net of allowance for bad debts of $835 in 2017 and $814 in 2018	19,655	17,817
Inventories	6,519	6,566
Prepaid expenses	2,028	1,966
Other current assets	986	572
Total current assets	30,140	27,700
Preneed cemetery trust investments	73,853	70,296
Preneed funeral trust investments	90,682	91,782
Preneed receivables, net of allowance for bad debts of $2,278 in 2017 and $2,289 in 2018	31,644	20,982
Receivables from preneed trusts	15,287	15,802
Property, plant and equipment, net of accumulated depreciation of $115,776 in 2017 and $118,864 in 2018	247,294	245,622
Cemetery property, net of accumulated amortization of $37,543 in 2017 and $38,451 in 2018	76,331	75,935
Goodwill	287,956	287,956
Intangible and other non-current assets	18,117	20,830
Cemetery perpetual care trust investments	50,229	48,285
Total assets	$921,533	$905,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,251	$17,320
Accounts payable	6,547	7,273
Other liabilities	1,361	3,789
Accrued liabilities	17,559	12,397
Total current liabilities	42,718	40,779
Long-term debt, net of current portion	121,034	116,886
Revolving credit facility	91,120	83,389
Convertible subordinated notes due 2021	124,441	125,733
Obligations under capital leases, net of current portion	6,361	6,371
Deferred preneed cemetery revenue	54,690	50,797
Deferred preneed funeral revenue	34,585	27,251
Deferred tax liability	31,159	31,366
Other long-term liabilities	3,378	2,819
Deferred preneed cemetery receipts held in trust	73,853	70,296
Deferred preneed funeral receipts held in trust	90,682	91,782
Care trusts’ corpus	49,856	47,561
Total liabilities	723,877	695,030
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,622,242 and 22,815,774 shares issued at December 31, 2017 and March 31, 2018, respectively	226	228
Additional paid-in capital	216,158	216,526
Retained earnings	57,904	70,038
Treasury stock, at cost; 6,523,370 shares at December 31, 2017 and March 31, 2018	(76,632)	(76,632)
Total stockholders’ equity	197,656	210,160
Total liabilities and stockholders’ equity	$921,533	$905,190
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2017	2018
Revenues:
Funeral	$54,211	$58,594
Cemetery	13,946	14,793
	68,157	73,387
Field costs and expenses:
Funeral	30,429	33,502
Cemetery	8,211	8,643
Depreciation and amortization	3,471	3,773
Regional and unallocated funeral and cemetery costs	2,954	3,281
	45,065	49,199
Gross profit	23,092	24,188
Corporate costs and expenses:
General, administrative and other	6,847	6,618
Home office depreciation and amortization	376	443
	7,223	7,061
Operating income	15,869	17,127
Interest expense	(3,029)	(3,735)
Accretion of discount on convertible subordinated notes	(1,037)	(1,160)
Other, net	3	2
Income before income taxes	11,806	12,234
Provision for income taxes	(4,722)	(3,365)
Tax benefit related to certain discrete items	—	487
Total provision for income taxes	(4,722)	(2,878)
Net income	$7,084	$9,356

Basic earnings per common share:	$0.42	$0.58
Diluted earnings per common share:	$0.39	$0.52

Dividends declared per common share	$0.050	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	16,597	16,094
Diluted	18,082	17,700
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net income	$7,084	$9,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,847	4,216
Provision for losses on accounts receivable	389	459
Stock-based compensation expense	836	1,100
Deferred income tax expense	162	207
Amortization of deferred financing costs	203	208
Amortization of capitalized commissions on preneed contracts	—	149
Accretion of discount on convertible subordinated notes	1,037	1,160
Net loss on sale and disposal of other assets	155	19

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	303	(533)
Inventories and other current assets	1,976	429
Intangible and other non-current assets	80	(85)
Preneed funeral and cemetery trust investments	(1,404)	3,886
Accounts payable	(2,778)	727
Accrued and other liabilities	(6,142)	(3,009)
Deferred preneed funeral and cemetery revenue	1,308	1,346
Deferred preneed funeral and cemetery receipts held in trust	1,103	(4,752)
Net cash provided by operating activities	8,159	14,883

Cash flows from investing activities:
Capital expenditures	(3,730)	(2,065)
Net cash used in investing activities	(3,730)	(2,065)

Cash flows from financing activities:
Borrowings from the revolving credit facility	18,800	3,700
Payments against the revolving credit facility	(21,400)	(11,500)
Payments against the term loan	(2,813)	(3,750)
Payments on other long-term debt and obligations under capital leases	(368)	(428)
Payments on contingent consideration recorded at acquisition date	(101)	(138)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	315	626
Taxes paid on restricted stock vestings and exercise of non-qualified options	(509)	(294)
Dividends paid on common stock	(833)	(1,207)
Net cash used in financing activities	(6,909)	(12,991)

Net decrease in cash and cash equivalents	(2,480)	(173)
Cash and cash equivalents at beginning of period	3,286	952
Cash and cash equivalents at end of period	$806	$779

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of deathcare services and merchandise in the United States. As of March 31, 2018, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenues and Cemetery Operations, which currently account for approximately 20% of our revenues.
Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We market funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2017 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Revenue Recognition - Funeral Home Operations
Our funeral home operations are principally service businesses that generate revenues from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the use of funeral home facilities for visitation and remembrance services and transportation services. We provide funeral services and products on both an atneed and preneed basis.
Funeral arrangements sold at the time of death are referred to as atneed funeral contracts. We record the revenue from atneed funeral contracts when the merchandise is delivered or the service is performed. Merchandise delivery and service performance generally takes place shortly after the time of need. Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on atneed funeral contracts are included in Accounts receivable on our Consolidated Balance Sheets.
Funeral arrangements sold prior to death occurring are referred to as preneed funeral contracts. In many instances, the customer pays for the preneed contract over a period of time. The performance of a preneed funeral contract is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer or by the customer's purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. These methods are intended to fund preneed funeral contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases.

Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. Beginning January 1, 2018, balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 3 to the Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm, (“CSV RIA”), are recorded as Preneed trust earnings - funeral, as noted in our table of disaggregated revenues in Note 3. As of March 31, 2018, CSV RIA provided these services to two institutions, which have custody of 79% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recorded as Preneed funeral commission income, as noted in our table of disaggregated revenues in Note 3, at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued. Preneed funeral contracts to be funded at maturity by insurance policies totaled $371.5 million at March 31, 2018 and are not included on our Consolidated Balance Sheets.
See Note 3 to the Consolidated Financial Statements included herein for additional information on our revenues.
Revenue Recognition - Cemetery Operations
Our cemetery operations generate revenues primarily through sales of cemetery interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as outer burial containers, memorial markers and floral placements) and services (interments, inurnments and installation of cemetery merchandise). We provide cemetery services and products on both an atneed and preneed basis.
Cemetery arrangements sold at the time of death are referred to as atneed cemetery contracts. We record the revenue from atneed cemetery contracts when the product is delivered or the service is performed. Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on completed atneed contracts are included in Accounts receivable on our Consolidated Balance Sheet.
Cemetery arrangements sold prior to death occurring are referred to as preneed cemetery contracts. Preneed cemetery contracts are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed.
We record revenue on the sales of cemetery property interment rights at the time the contract is signed. Customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full. Revenue from preneed sales of cemetery merchandise and services contracts, along with accumulated earnings, is not recognized until the time the merchandise is transferred or the service is performed. Earnings on these installment contracts are recorded as Preneed cemetery finance charges, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. The earnings from preneed cemetery contracts placed in trust are recorded as Preneed trust earnings - cemetery, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable and Preneed receivables on our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 3 to the Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of approximately $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2018, respectively.
See Note 3 to the Consolidated Financial Statements included herein for additional information on our revenues.
Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional/stressful times. Package discounts are reflected net in Services Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Allowances for bad debts and customer cancellations
Our funeral receivables primarily consist of amounts due for funeral services already performed which were $8.5 million and $7.8 million at December 31, 2017 and March 31, 2018, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.5% and 2.4% of funeral receivables at December 31, 2017 and March 31, 2018, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.8 million and $0.5 million at December 31, 2017 and March 31, 2018, respectively.
Our cemetery financed receivables totaled $40.5 million and $41.3 million at December 31, 2017 and March 31, 2018, respectively. The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2017 and March 31, 2018. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% and 4.7% of the total receivables at December 31, 2017 and March 31, 2018. See Note 5 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Accounts receivable was comprised of the following at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Funeral receivables, net of allowance for bad debt of $213 and $184, respectively	$9,061	$8,099
Cemetery receivables, net of allowance for bad debt of $622 and $630, respectively	10,331	9,395
Other receivables	263	323
Accounts receivable, net	$19,655	$17,817
Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Funeral receivables, net of allowance for bad debt of $882	$7,934	$—
Cemetery receivables, net of allowance for bad debt of $1,396 and $1,391, respectively	23,710	20,982
Preneed receivable, net	$31,644	$20,982
Bad debt expense totaled approximately $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2018, respectively.
Capitalized Commissions on Preneed Contracts
Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (Topic 606), which impacted our accounting for incremental selling costs, primarily commission costs, related to preneed cemetery merchandise and services and preneed funeral trust contracts.
Upon adoption of Topic 606, we capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. We recorded a cumulative adjustment of approximately $2.8 million to our opening Retained earnings and Intangible and other non-current assets on our Consolidated Balance Sheets on January 1, 2018. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $149,000 for the three months ended March 31, 2018. There were no impairment losses recognized during this period.
The selling costs related to the sales of cemetery interment rights, which include real property and other costs related to cemetery development activities, continue to be expensed using the specific identification method in the period in which the sale of the cemetery interment right is recognized as revenue. The selling costs related to preneed funeral insurance contracts continue to be expensed in the period incurred as these contracts are not included on our Consolidated Balance Sheet.
See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
See Note 9 to the Consolidated Financial Statements included herein for additional information regarding our capitalized commissions on preneed contracts.
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
Property, plant and equipment was comprised of the following at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Land	$74,981	$74,981
Buildings and improvements	211,934	212,186
Furniture, equipment and automobiles	76,155	77,319
Property, plant and equipment, at cost	363,070	364,486
Less: accumulated depreciation	(115,776)	(118,864)
Property, plant and equipment, net	$247,294	$245,622
We recorded depreciation expense of approximately $3.1 million and $3.3 million for the three months ended March 31, 2017 and 2018, respectively.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses. Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis, using information as of August 31st each year. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
We conducted qualitative assessments in 2017. For our 2016 annual impairment test, however, we performed a quantitative goodwill impairment test. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the methodology used for the goodwill impairment test.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three months ended March 31, 2017 and 2018.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis, using information as of August 31st each year. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.

We conducted qualitative assessments in 2017. For our 2016 annual impairment test, however, we performed a quantitative impairment test using the relief from royalty method. See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the methodology used for the intangibles impairment test.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No impairments were recorded to our intangible assets during the three months ended March 31, 2017 and 2018.
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we grant restricted stock, stock options and performance awards. We also have an employee stock purchase plan (the “ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period.
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
We analyze the tax benefits for uncertain tax positions and how they are to be recognized, measured and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets.
Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.
Income tax expense was $4.7 million for the three months ended March 31, 2017 compared to $2.9 million for the three months ended March 31, 2018. We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for the three months ended March 31, 2017 and approximately 27.5% for the three months ended March 31, 2018. The discrete items include an income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, and income tax expense related to state tax rate changes and other non-material discrete state items. The decrease in the estimated effective tax rate, before discrete items, is primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Regulatory changes from the TCJA negatively impacted the effective tax rate for the first quarter of 2018 by 0.2% due to the repeal of the domestic production activities deduction and by 0.3% due to the exclusion of performance based compensation from the overall executive compensation deduction limitation. Additionally, regulatory changes to the deductibility of meals and entertainment along with the state conformity to the federal bonus depreciation rules both had a non-material negative rate impact on the effective tax rate.

Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2018 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 16 to the Consolidated Financial Statements included herein for additional information on our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Revenue Recognition
In May 2014, the FASB issued ASU, Revenue from Contracts with Customers (Topic 606). FASB Accounting Standards Codification (“ASC”) Topic 606 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under Topic 606, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized.
We adopted the provisions of this ASU on January 1, 2018 using the modified retrospective approach. As such, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Topic 606 did not materially affect the accounting for our revenue streams. Revenue from sales of preneed cemetery interment rights was previously recognized in the period in which the customer’s cumulative payments exceeded 10% of the contract price related to the interment right. Under Topic 606, we recognize revenue at the time the contract is signed. Customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full. Because we generally receive an initial down payment at the time the contract is signed, there is no significant difference in the timing of revenue recognition under Topic 606, as compared to previous guidance. Revenue from preneed sales of funeral and cemetery merchandise and services continues to be deferred and recognized when the merchandise is delivered or the service is performed.
Topic 606 impacted our accounting for incremental selling costs, primarily commission costs, related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. Our capitalized commissions on preneed contracts are included in Intangible and other non-current assets on our Consolidated Balance Sheets. See Note 9 to the Consolidated Financial Statements included herein for additional information.
The selling costs related to the sales of cemetery interment rights, which include real property and other costs related to cemetery development activities, continue to be expensed using the specific identification method in the period in which the sale of the cemetery interment right is recognized as revenue. The selling costs related to preneed funeral insurance contracts continue to be expensed in the period incurred as these contracts are not included on our Consolidated Balance Sheets.
Topic 606 also impacted our classification of amounts due from customers for undelivered performance obligations. Under Topic 606 amounts due on our preneed funeral trust contracts and preneed cemetery merchandise and services contracts have been reclassified to reduce Deferred preneed funeral revenue and Deferred preneed cemetery revenue, respectively, on our Consolidated Balance Sheets. These amounts were previously reported as Accounts receivable and Preneed receivables on our Consolidated Balance Sheets.
The adoption of the provisions of this ASU did not have a material impact on the effective tax rate for the reporting period.

The following table presents the impact of the adoption of Topic 606 on our Consolidated Balance Sheet (in thousands):

	As of March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Assets
Accounts receivable, net of allowance for bad debts	$17,817	$19,199	$(1,382)
Preneed receivables, net of allowance for bad debts	$20,982	$32,173	$(11,191)
Intangible and other non-current assets	$2,798	$—	$2,798
Liabilities
Deferred preneed cemetery revenue, net	$50,797	$55,292	$(4,495)
Deferred preneed funeral revenue, net	$27,251	$35,329	$(8,078)
Deferred tax liability	$31,366	$31,361	$5
Stockholders’ equity:
Retained earnings	$70,038	$67,245	$2,793

The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Operations (in thousands, except per share data):

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Field costs and expenses:
Funeral	$36,366	$36,406	$(40)
Cemetery	$9,060	$9,041	$19
Income before income taxes	$12,234	$12,213	$(21)
Net income	$9,356	$9,341	$15

Basic earnings per common share:	$0.58	$0.58	$—
Diluted earnings per common share:	$0.52	$0.52	$—

Dividends declared per common share	$0.075	$0.075	$—
The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Cash Flows (in thousands):

	Three months ended March 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized commissions on preneed contracts	$149	$—	$149
Changes in operating assets and liabilities that provided (required) cash:
Intangible and other non-current assets	$(169)	$—	$(169)

The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

	December 31, 2017	Effect of Adoption of Topic 606	January 1, 2018
Assets
Accounts receivable, net of allowance for bad debts(1)	$19,655	$(1,399)	$18,256
Preneed receivables, net of allowance for bad debts(2)(3)	$31,644	$(11,129)	$20,515
Intangible and other non-current assets(4)	$—	$2,778	$2,778
		$(9,750)
Liabilities
Deferred preneed cemetery revenue(1)(2)	$54,690	$(4,594)	$50,096
Deferred preneed funeral revenue(3)	$34,585	$(7,934)	$26,651
Stockholders’ equity:
Retained earnings(4)	$57,904	$2,778	$60,682
		$(9,750)

(1)
Under Topic 606, receivables represent an entity’s unconditional right to consideration, billed or unbilled. Our balance of accounts receivable, net of allowance for bad debts, of $19.7 million at December 31, 2017, included the current portion of receivables for preneed cemetery merchandise and service contracts totaling $1.4 million. As these amounts represent undelivered performance obligations, they have been reclassified to reduce deferred preneed cemetery revenue on January 1, 2018.

(2)
Under Topic 606, receivables represent an entity’s unconditional right to consideration, billed or unbilled. Our balance of preneed receivables, net of allowance for bad debts, of $31.6 million at December 31, 2017, included the non-current portion of receivables for preneed cemetery merchandise and service contracts totaling $4.6 million. As these amounts represent undelivered performance obligations, they have been reclassified to reduce deferred preneed cemetery revenue on January 1, 2018.

(3)
Under Topic 606, receivables represent an entity’s unconditional right to consideration, billed or unbilled. Our balance of preneed receivables, net of allowance for bad debts, $31.6 million at December 31, 2017, included the non-current portion of receivables for preneed funeral trust contracts totaling $7.9 million. As these amounts represent undelivered performance obligations, they have been reclassified to reduce deferred preneed funeral revenue on January 1, 2018.

(4)
Under Topic 606, certain costs incurred to obtain or fulfill a contract with a customer are capitalized. Beginning January 1, 2018, we capitalize selling costs related to undelivered preneed cemetery merchandise and services and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. We recorded a cumulative adjustment of approximately $2.8 million to our opening Retained earnings and Intangible and other non-current assets on our Consolidated Balance Sheets on January 1, 2018 to capitalize these costs.

The following accounting pronouncements were adopted on January 1, 2018 with no impact to our Consolidated Financial Statements:
Compensation (Topic 718): Stock Compensation – Scope of Modification Accounting
The amendments provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the award is modified.
Business Combinations (Topic 805): Clarifying the Definition of a Business
This ASU applies to all entities that must determine whether they have acquired or sold a business. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU applies to all entities that are required to present a statement of cash flows under Topic 230. The amendments provide guidance on eight specific cash flow issues and includes clarification on how these items should be classified in the statement of cash flows and is designed to help eliminate diversity in practice as to where items are classified in the cash flow statement. In November 2016, the FASB issued additional guidance on this topic that requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the statement of cash flows.
Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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
Accounting Pronouncements Not Yet Adopted
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

3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenues, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended March 31, 2018
	Funeral	Cemetery	Total
Services	$36,300	$3,121	$39,421
Merchandise	19,982	1,957	21,939
Cemetery interment rights	—	7,509	7,509
Revenue from contracts with customers	$56,282	$12,587	$68,869

Preneed funeral commission income	$260	$—	$260
Preneed trust earnings	1,914	1,549	3,463
Preneed trust management fees	138	210	348
Preneed cemetery finance charges	—	447	447
Financial revenues	$2,312	$2,206	$4,518
Total Revenues	$58,594	$14,793	$73,387

Three months ended March 31, 2017
	Funeral	Cemetery	Total
Services	$32,799	$3,000	$35,799
Merchandise	19,163	1,843	21,006
Cemetery interment rights	—	6,905	6,905
Revenue from contracts with customers	$51,962	$11,748	$63,710

Preneed funeral commission income	$303	$—	$303
Preneed trust earnings	1,809	1,514	3,323
Preneed trust management fees	137	202	339
Preneed cemetery finance charges	—	482	482
Financial revenues	$2,249	$2,198	$4,447
Total Revenues	$54,211	$13,946	$68,157

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of January 1, 2018 and March 31, 2018 (in thousands):

	January 1, 2018(1)	March 31, 2018
Contract liabilities:
Deferred preneed cemetery revenue	$54,690	$55,292
Less: Balances due on undelivered cemetery preneed contracts(2)	(4,594)	(4,495)
Deferred preneed cemetery revenue, net	$50,096	$50,797

Deferred preneed funeral revenue	$34,585	$35,329
Less: Balances due on undelivered funeral preneed contracts(3)	(7,934)	(8,078)
Deferred preneed funeral revenue, net	$26,651	$27,251

(1)	January 1, 2018 balances have been adjusted to reflect the cumulative effect of changes for the adoption of ASC 606.
(2)
In accordance with Topic 606, $1.4 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at both January 1, 2018 and March 31, 2018 and $3.2 million and $3.1 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at January 1, 2018 and March 31, 2018, respectively.

(3)
In accordance with Topic 606, $7.9 million and $8.1 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at January 1, 2018 and March 31, 2018, respectively.

Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at March 31, 2018 was $4.5 million for preneed cemetery contracts and $8.1 million for preneed funeral contracts. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.
4.    PRENEED TRUST INVESTMENTS
Preneed Cemetery Trust Investments
Preneed cemetery trust investments represent trust fund assets that we are permitted to withdraw as merchandise and services are provided to customers. Preneed cemetery contracts are secured by payments from customers, less retained amounts not required to be deposited into trust. Preneed cemetery trust investments can be reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance.
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2017 and March 31, 2018 were as follows (in thousands):

	December 31, 2017	March 31, 2018
Preneed cemetery trust investments, at market value	$75,992	$72,450
Less: allowance for contract cancellation	(2,139)	(2,154)
Preneed cemetery trust investments, net	$73,853	$70,296
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2018, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2018. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,366	$—	$—	$7,366
Fixed income securities:
Foreign debt	2	4,848	193	(244)	4,797
Corporate debt	2	15,665	733	(665)	15,733
Preferred stock	2	16,471	118	(751)	15,838
Mortgage-backed securities	2	1,015	281	(26)	1,270
Common stock	1	25,216	4,074	(3,783)	25,507
Mutual funds:
Fixed Income	2	1,202	27	(43)	1,186
Trust securities		$71,783	$5,426	$(5,512)	$71,697
Accrued investment income		$753			$753
Preneed cemetery trust investments					$72,450
Market value as a percentage of cost					99.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,177
Due in five to ten years	2,561
Thereafter	32,900
Total	$37,638

The cost and fair market values associated with preneed cemetery trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,132	$—	$—	$3,132
Fixed income securities:
Foreign debt	2	4,834	292	(193)	4,933
Corporate debt	2	18,238	1,184	(273)	19,149
Preferred stock	2	16,421	510	(588)	16,343
Mortgage-backed securities	2	1,018	249	(24)	1,243
Common stock	1	26,465	5,250	(2,460)	29,255
Mutual funds:
Fixed income	2	1,198	50	(11)	1,237
Trust securities		$71,306	$7,535	$(3,549)	$75,292
Accrued investment income		$700			$700
Preneed cemetery trust investments					$75,992
Market value as a percentage of cost					105.6%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three months ended March 31, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2018, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2018 are shown in the following table (in thousands):

	March 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$519	$(20)	$1,605	$(224)	$2,124	$(244)
Corporate debt	6,987	(464)	768	(201)	7,755	(665)
Preferred stock	4,731	(43)	8,295	(708)	13,026	(751)
Mortgage-backed securities	75	—	73	(26)	148	(26)
Common stock	12,001	(2,461)	1,666	(1,322)	13,667	(3,783)
Mutual Funds:
Fixed Income	842	(43)	—	—	842	(43)
Total temporary impaired securities	$25,155	$(3,031)	$12,407	$(2,481)	$37,562	$(5,512)

Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2017 are shown in the following table (in thousands):

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Investment income	$589	$425
Realized gains	820	853
Realized losses	(383)	(607)
Expenses and taxes	(545)	(51)
Increase in deferred preneed cemetery receipts held in trust	(481)	(620)
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Purchases	$(7,609)	$(3,376)
Sales	$5,982	$7,559
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2017 and March 31, 2018 were as follows (in thousands):

	December 31, 2017	March 31, 2018
Preneed funeral trust investments, at market value	$93,341	$94,603
Less: allowance for contract cancellation	(2,659)	(2,821)
Preneed funeral trust investments, net	$90,682	$91,782
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2018, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2018. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed funeral trust investments at March 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,381	$—	$—	$24,381
Fixed income securities:
U.S treasury debt	1	1,490	7	(25)	1,472
Foreign debt	2	4,833	195	(238)	4,790
Corporate debt	2	16,034	718	(676)	16,076
Preferred stock	2	16,211	110	(741)	15,580
Mortgage-backed securities	2	1,163	293	(29)	1,427
Common stock	1	24,674	4,033	(3,751)	24,956
Mutual funds:
Fixed income	2	1,944	28	(106)	1,866
Other investments	2	3,301	—	—	3,301
Trust securities		$94,031	$5,384	$(5,566)	$93,849
Accrued investment income		$754			$754
Preneed funeral trust investments					$94,603
Market value as a percentage of cost					99.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,702
Due in five to ten years	2,746
Thereafter	32,897
Total	$39,345

The cost and fair market values associated with preneed funeral trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,349	$—	$—	$14,349
Fixed income securities:
U.S. treasury debt	1	1,490	10	(15)	1,485
Foreign debt	2	4,870	298	(189)	4,979
Corporate debt	2	18,963	1,197	(278)	19,882
Preferred stock	2	16,335	501	(585)	16,251
Mortgage-backed securities	2	1,187	263	(27)	1,423
Common stock	1	26,129	5,253	(2,468)	28,914
Mutual funds:
Fixed income	2	1,974	52	(48)	1,978
Other investments	2	3,341	—	—	3,341
Trust securities		$88,638	$7,574	$(3,610)	$92,602
Accrued investment income		$739			$739
Preneed funeral trust investments					$93,341
Market value as a percentage of cost					104.5%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three months ended March 31, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2018, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2018 are shown in the following table (in thousands):

	March 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$1,313	$(25)	$—	$—	$1,313	$(25)
Foreign debt	542	(21)	1,560	(217)	2,102	(238)
Corporate debt	6,988	(475)	752	(201)	7,740	(676)
Preferred stock	4,645	(42)	8,294	(699)	12,939	(741)
Mortgage-backed securities	167	(1)	84	(28)	251	(29)
Common stock	11,560	(2,409)	1,682	(1,342)	13,242	(3,751)
Mutual Funds:
Fixed income	928	(47)	571	(59)	1,499	(106)
Total temporary impaired securities	$26,143	$(3,020)	$12,943	$(2,546)	$39,086	$(5,566)
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2017 are shown in the following table (in thousands):

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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Investment income	$591	$412
Realized gains	824	2,896
Realized losses	(379)	(609)
Expenses and taxes	(339)	(144)
Increase in deferred preneed funeral receipts held in trust	(697)	(2,555)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Purchases	$(7,609)	$(3,286)
Sales	$6,002	$7,595
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
Our cemetery financed receivables at December 31, 2017 and March 31, 2018 are as follows (in thousands):

	December 31, 2017	March 31, 2018
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,779 and $2,745, respectively	$11,843	$12,285	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,922 and $4,903, respectively	28,631	28,979	(2)
Preneed cemetery financed receivables	$40,474	$41,264

(1)	In accordance with Topic 606, $1.4 million of cemetery accounts receivable has been reclassified to reduce deferred preneed cemetery revenue at March 31, 2018.
(2)	In accordance with Topic 606, $3.1 million of preneed cemetery receivables has been reclassified to reduce deferred preneed cemetery revenue at March 31, 2018.
The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2017 and March 31, 2018.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.7% of the total receivables on recognized sales at March 31, 2018. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.
For the three months ended March 31, 2018, the change in the allowance for contract cancellations was as follows (in thousands):

March 31, 2018
Beginning balance	$2,019
Write-offs and cancellations	(307)
Provision	309
Ending balance	$2,021

The aging of preneed cemetery financed receivables as of March 31, 2018 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$892	$475	$154	$1,286	$2,807	$27,661	$30,468
Deferred revenue	288	153	50	368	860	9,936	10,796
Total contracts	$1,180	$628	$204	$1,654	$3,667	$37,597	$41,264
6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2017 and March 31, 2018, receivables from preneed trusts were as follows (in thousands):

	December 31, 2017	March 31, 2018
Preneed trust funds, at cost	$15,759	$16,291
Less: allowance for contract cancellation	(472)	(489)
Receivables from preneed trusts, net	$15,287	$15,802
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at March 31, 2018 and December 31, 2017. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2018 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of March 31, 2018
Cash and cash equivalents	$3,953	$3,953
Fixed income investments	9,647	9,647
Mutual funds and common stocks	2,685	2,654
Annuities	6	6
Total	$16,291	$16,260
The composition of the preneed trust funds at December 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2017
Cash and cash equivalents	$3,903	$3,903
Fixed income investments	9,306	9,306
Mutual funds and common stocks	2,544	2,567
Annuities	6	6
Total	$15,759	$15,782
7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2017 and March 31, 2018 were as follows (in thousands):

	December 31, 2017	March 31, 2018
Trust assets, at market value	$50,229	$48,285
Obligations due from trust	(373)	(724)
Care trusts’ corpus	$49,856	$47,561
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At March 31, 2018, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2018. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2018 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,067	$—	$—	$5,067
Fixed income securities:
Foreign debt	2	3,602	144	(170)	3,576
Corporate debt	2	10,743	486	(429)	10,800
Preferred stock	2	11,618	91	(523)	11,186
Mortgage-backed securities	2	622	172	(16)	778
Common stock	1	15,449	2,414	(2,430)	15,433
Mutual funds:
Fixed Income	2	919	25	(35)	909
Trust securities		$48,020	$3,332	$(3,603)	$47,749
Accrued investment income		$536			$536
Cemetery perpetual care investments					$48,285
Market value as a percentage of cost					99.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,443
Due in five to ten years	1,765
Thereafter	23,132
$26,340

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended March 31, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2018, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2018 are shown in the following table (in thousands):

	March 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$318	$(11)	$1,110	$(157)	$1,428	$(168)
Corporate debt	4,637	(289)	576	(141)	5,213	(430)
Preferred stock	3,423	(32)	5,622	(492)	9,045	(524)
Mortgage-backed securities	45	—	45	(16)	90	(16)
Common stock	7,291	(1,534)	1,079	(894)	8,370	(2,428)
Mutual Funds:
Fixed Income	641	(35)	—	—	641	(35)
Total temporary impaired securities	$16,355	$(1,901)	$8,432	$(1,700)	$24,787	$(3,601)

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended December 31, 2017 are shown in the following table (in thousands):

	December 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$92	$(3)	$1,128	$(131)	$1,220	$(134)
Corporate debt	2,621	(59)	555	(128)	3,176	(187)
Preferred stock	29	—	5,492	(411)	5,521	(411)
Mortgage-backed securities	76	(10)	16	(5)	92	(15)
Common stock	5,119	(991)	1,108	(604)	6,227	(1,595)
Mutual funds:
Fixed income	$433	$(10)	$—	$—	$433	$(10)
Total temporary impaired securities	$8,370	$(1,073)	$8,299	$(1,279)	$16,669	$(2,352)
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Realized gains	$281	$282
Realized losses	(149)	(214)
Increase in care trusts’ corpus	(132)	(68)
Total	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Investment income	$1,705	$1,533
Realized gain, net	(499)	(316)
Total	$1,206	$1,217
Purchases and sales of investments in the perpetual care trusts for the three months ended March 31, 2017 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Purchases	$(5,012)	$(1,929)
Sales	$3,887	$4,965
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 10) are classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the convertible subordinated notes due 2021 was approximately $188.6 million at March 31, 2018 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of March 31, 2018, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 4 and 7 to our Consolidated Financial Statements included herein for the fair value hierarchy levels of our trust investments.
9.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2017 and March 31, 2018 were as follows (in thousands):

	December 31, 2017	March 31, 2018
Prepaid agreements not-to-compete, net of accumulated amortization of $6,051 and $6,190, respectively	$3,730	$3,655
Tradenames	14,372	14,372
Capitalized commissions on preneed contracts, net of accumulated amortization of $149	—	2,798
Other	15	5
Intangible and other non-current assets	$18,117	$20,830
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was approximately $136,000 and $139,000 for the three months ended March 31, 2017 and 2018, respectively. Our tradenames have indefinite lives and therefore are not amortized.
Topic 606 impacted our accounting for selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. We estimate an average maturity period of 8 years for preneed cemetery contracts and 10 years for preneed funeral trust contracts. These costs are included in Intangible and other non-current assets on our Consolidated Balance Sheets at March 31, 2018. Previously, these costs were expensed in the period incurred. Amortization expense for our capitalized commissions on preneed contracts was approximately $149,000 for the three months ended March 31, 2018.
See Note 2 for additional information on our opening balance sheet entry on January 1, 2018 to Intangible and other non-current assets related to these capitalized commissions on preneed contracts.
10.LONG-TERM DEBT
Our long-term debt consisted of the following at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Revolving credit facility, secured, floating rate	$92,000	$84,200
Term loan, secured, floating rate	127,500	123,750
Acquisition debt	10,548	10,212
Debt issuance costs, net of accumulated amortization of $4,442 and $4,518, respectively	(967)	(891)
Less: current portion	(16,927)	(16,996)
Total long-term debt	$212,154	$200,275
As of March 31, 2018, we had a $300 million secured credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility matures on February 9, 2021 and is collateralized by all personal property and funeral home real property in certain states.
As of March 31, 2018, we had outstanding borrowings under the revolving credit facility of $84.2 million and approximately $123.8 million was outstanding on the term loan. We have one letter of credit issued on November 30, 2017 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under the Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2018, the prime rate margin was equivalent to 1.625% and the LIBOR margin was 2.625%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2018 was 3.9%.
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2018. The Credit Agreement contains key ratios that we must comply with, including a requirement to maintain a leverage ratio of no more than 3.50 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2018, the leverage ratio was 2.96 to 1.00 and the fixed charge coverage ratio was 2.04 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended March 31, 2017 and 2018, respectively. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight-line method for our revolving credit facility.
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
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2017 and March 31, 2018 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2017	March 31, 2018
Long-term liabilities:
Principal amount	$143,750	$143,750
Unamortized discount of liability component	(17,559)	(16,398)
Convertible Notes issuance costs, net of accumulated amortization of $1,877 and $2,008, respectively	(1,750)	(1,619)
Carrying value of the liability component	$124,441	$125,733

Equity component carrying value	$17,973	$17,973
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheets at December 31, 2017 and March 31, 2018.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $188.6 million at March 31, 2018.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2017 and 2018. Accretion of the discount on the Convertible Notes was $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended March 31, 2017 and 2018.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at March 31, 2018, is 44.7115 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.37 per share of common stock.
The unamortized discount and the unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three months ended March 31, 2017 and 2018 was 6.75% and 2.75%, respectively.

12.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the three months ended March 31, 2018, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at March 31, 2018 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	1,641	303
2017 Plan	1,768	(1)	1,230	223	229
Total	1,768		1,230	1,864	532

(1)
Amount includes approximately 213,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During the three months ended March 31, 2018, we issued restricted stock to our leadership team and certain key employees totaling 77,260 shares that vest over a three-year period and had an aggregate grant date market value of approximately $2.0 million. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $189,000 and $245,000 during the three months ended March 31, 2017 and 2018, respectively.
As of March 31, 2018, we had approximately $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.7 years.
Stock Options
During the three months ended March 31, 2018, we granted 212,853 options to our leadership team and certain key employees at a weighted average exercise price of $25.43. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was approximately $1.4 million.
The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2018
Dividend yield	1.18%
Expected volatility	27.08%
Risk-free interest rate	2.65%
Expected holding period (years)	5.0
Black-Scholes value	$6.38
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $0.5 million during the three months ended March 31, 2017 and 2018.

Performance Awards
During the three months ended March 31, 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2022, provided that certain criteria, including but not limited to, Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. The fair value of these performance awards was approximately $2.9 million and was determined by using the stock price on the grant date of $25.43.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $55,000 and $276,000 during the three months ended March 31, 2017 and 2018, respectively.
Employee Stock Purchase Plan
During the three months ended March 31, 2018, employees purchased a total of 13,938 shares of common stock through our ESPP at a weighted average price of $22.07 per share. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $96,000 and $97,000 for the three months ended March 31, 2017 and 2018, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2018
Dividend yield	0.01%
Expected volatility	20.89%
Risk-free interest rate	1.44%, 1.61%, 1.72%, 1.83%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Director Compensation
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $90,000 and $84,000 for the three months ended March 31, 2017 and 2018, respectively.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases of our common stock in addition to the $25.0 million approved on February 25, 2016, bringing the total authorized repurchase amount to $40.0 million, in accordance with the Exchange Act. At March 31, 2018, we had approximately $26.0 million available for repurchases under this share repurchase program. During the three months ended March 31, 2018, we did not purchase any shares of common stock pursuant to this share repurchase program.
Cash Dividends
On January 25, 2018, our Board declared a dividend of $0.075 per share, totaling approximately $1.2 million, which was paid on March 1, 2018 to record holders of our common stock as of February 12, 2018. For the three months ended March 31, 2017, we paid a quarterly dividend of $0.050 per share, totaling approximately $0.8 million.

Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2017	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(539)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	539
Balance at March 31, 2018	$—
13.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2017 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2018
Numerator for basic and diluted earnings per share:
Net income	$7,084	$9,356
Less: Earnings allocated to unvested restricted stock	(27)	(60)
Income attributable to common stockholders	$7,057	$9,296

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,597	16,094
Effect of dilutive securities:
Stock options	395	376
Convertible subordinated notes	1,090	1,230
Denominator for diluted earnings per common share - weighted average shares outstanding	18,082	17,700

Basic earnings per common share:	$0.42	$0.58
Diluted earnings per common share:	$0.39	$0.52
The fully diluted weighted average shares outstanding for the three months ended March 31, 2018 and the corresponding calculation of fully diluted earnings per share, include approximately 1,230,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. There were approximately 1,090,000 shares for the three months ended March 31, 2017 that would have been issued upon conversion under the if-converted method.
For the three months ended March 31, 2018 and 2017, no stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.

14.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues, gross profit (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues:
Three Months Ended March 31, 2018	$58,594	$14,793	$—	$73,387
Three Months Ended March 31, 2017	$54,211	$13,946	$—	$68,157

Gross Profit (loss):
Three Months Ended March 31, 2018	$19,664	$4,524	$(7,061)	$17,127
Three Months Ended March 31, 2017	$18,969	$4,123	$(7,223)	$15,869

Income (loss) before income taxes:
Three Months Ended March 31, 2018	$19,414	$4,592	$(11,772)	$12,234
Three Months Ended March 31, 2017	$18,822	$4,212	$(11,228)	$11,806

Total assets:
March 31, 2018	$658,637	$242,723	$3,830	$905,190
December 31, 2017	$665,483	$251,243	$4,807	$921,533

15.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Other current assets:
State income taxes receivable	$889	$447
Other current assets	97	125
Total other current assets	$986	$572

Current portion of long-term debt and capital lease obligations:
Term note	$15,000	$15,000
Acquisition debt	1,927	1,996
Capital leases	324	324
Total current portion of long-term debt and capital lease obligations	$17,251	$17,320

Other current liabilities:
Federal income taxes payable	$1,120	$3,542
Deferred rent	241	247
Total other current liabilities	$1,361	$3,789

Accrued liabilities:
Accrued salaries and wages	$2,643	$1,399
Accrued incentive compensation	6,412	2,332
Accrued vacation	2,417	2,672
Accrued insurance	1,832	1,966
Accrued interest	1,271	290
Accrued ad valorem and franchise taxes	1,003	1,080
Accrued commissions	461	554
Other accrued liabilities	1,520	2,104
Total accrued liabilities	$17,559	$12,397

Other long-term liabilities:
Deferred rent	$966	$901
Incentive compensation	1,287	954
Contingent consideration	1,125	964
Total other long-term liabilities	$3,378	$2,819

16.SUBSEQUENT EVENTS
On April 25, 2018 (the “Eighth Amendment Effective Date”), the Company entered into an eighth amendment and commitment increase to the Credit Agreement (the “Eighth Amendment”), which amended the Credit Agreement to (i) increase the aggregate revolving credit commitment to $200 million; (ii) permit the Company to use the proceeds of revolving loans; (a) to repay certain indebtedness; (b) for working capital and acquisitions; (c) to make certain capital expenditures; (d) to pay interest on certain subordinated indebtedness and refinancing indebtedness (subject to the satisfaction of certain terms and conditions); (e) to prepay, repay, purchase or redeem certain subordinated indebtedness; and (f) for general corporate purposes; (iii) modify the maximum senior secured leverage ratio covenant, as described below, and (iv) release the mortgage liens of the Administrative Agent on certain real property collateral located in a flood plain, among other things.
Following the effectiveness of the Eighth Amendment, under the Credit Agreement, the Company must comply with a covenant to maintain a maximum senior secured leverage ratio as follows: no more than 4.50 to 1.00 from the Eighth Amendment Effective Date through June 30, 2018; no more than 4.25 to 1.00 at the end of the fiscal quarter ending September 30, 2018; no more than 4.00 to 1.00 at the end of the fiscal quarter ending December 31, 2018; no more than 3.75 to 1.00 at the end of the fiscal quarter ending March 31, 2019; and no more than 3.50 to 1.00 at the end of the fiscal quarter ending June 30, 2019 and at the end of any fiscal quarter thereafter.
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was founded in 1991 and incorporated in the State of Delaware in December 1993. We are a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently account for approximately 80% of our revenues, and cemetery operations, which currently account for approximately 20% of our revenues.
At March 31, 2018, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, independent operators. We believe we are a market leader in most of our markets.
Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers both on an atneed and preneed basis. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
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

•	Honesty, Integrity and Quality in All That We Do

•	Hard work, Pride of Accomplishment, and Shared Success Through Employee Ownership

•	Belief in the Power of People Through Individual Initiative and Teamwork

•	Outstanding Service and Profitability Go Hand-in-Hand

•	Growth of the Company Is Driven by Decentralization and Partnership
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending March 31, 2018 dated April 24, 2018 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2017	2018
Net income	$7,084	$9,356
Special items,(1)
Accretion of discount on convertible subordinated notes	1,037	1,160
Adjusted net income(2)	$8,121	$10,516

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are typically taxed at the federal statutory rate, except for the Accretion of the discount on convertible subordinated notes, as this is a non-tax deductible item.

(2)
Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2017	2018
Gross profit	$23,092	$24,188

Field depreciation and amortization	3,471	3,773
Regional and unallocated funeral and cemetery costs	2,954	3,281
Operating profit(1)	$29,517	$31,242

(1)	Operating profit is defined as Gross profit less Field depreciation and amortization and Regional and unallocated funeral and cemetery costs.

Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2017	2018
Funeral Home segment	$23,782	$25,092
Cemetery segment	5,735	6,150
Operating profit	$29,517	$31,242

Operating profit margin(1)	43.3%	42.6%

(1)	Operating profit margin, a non-GAAP measure, is Operating profit as a percentage of Total revenues.
Further discussion of Operating profit for our Funeral Home and Cemetery segments is presented herein under “Results of Operations.”
Financial Highlights
Three months ended March 31, 2018 compared to three months ended March 31, 2017
Total revenue for the three months ended March 31, 2018 and 2017 was $73.4 million and $68.2 million, respectively, which represents an increase of approximately $5.2 million, or 7.7%. Funeral revenue increased $4.4 million to $58.6 million and cemetery revenue increased $0.8 million to $14.8 million in the three months ended March 31, 2018 compared to the same period in 2017. For the quarter comparatives, we experienced a 7.4% increase in total funeral contracts and an increase in the average revenue per funeral contract of 0.8%. In addition, we experienced an increase of 14.2% in the number of preneed interment rights (property) sold and the average price per interment right sold increased 7.2%. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the three months ended March 31, 2018 increased $1.1 million, or 4.7%, to $24.2 million, from $23.1 million for the three months ended March 31, 2017, primarily due to the increase in funeral revenue from the businesses we acquired in 2017, as these businesses were not represented in the three months ended March 31, 2017 and the increase in preneed cemetery revenue.
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
Net income for the three months ended March 31, 2018 increased $2.3 million to $9.4 million, equal to $0.52 per diluted share, compared to net income of $7.1 million, equal to $0.39 per diluted share, for the three months ended March 31, 2017. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
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

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2018 compared to the same period of 2017. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2014 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2013 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. The term “divested” refers to one business sold during 2017. There were no discontinued operations in the periods presented. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended March 31, 2018 compared to three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$43,761	$45,509	$1,748	4.0%
Acquired operating revenue	8,138	10,773	2,635	32.4%
Divested operating revenue	63	—	(63)	n/a
Preneed funeral insurance commissions	303	260	(43)	(14.2)%
Preneed funeral trust earnings	1,946	2,052	106	5.4%
Total	$54,211	$58,594	$4,383	8.1%

Operating profit:
Same store operating profit	$18,234	$18,757	$523	2.9%
Acquired operating profit	3,504	4,291	787	22.5%
Divested operating profit	1	(3)	(4)	n/a
Preneed funeral insurance commissions	130	38	(92)	(70.8)%
Preneed funeral trust earnings	1,913	2,009	96	5.0%
Total	$23,782	$25,092	$1,310	5.5%
Funeral home same store operating revenue for the three months ended March 31, 2018 increased $1.7 million or 4.0%, when compared to the three months ended March 31, 2017. This was due primarily to a 3.4% increase in same store contract volumes to 8,430 and a 0.5% increase in the average revenue per contract to $5,398. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased 0.7% to $5,603 in the three months ended March 31, 2018. The average revenue per burial contract increased 0.5% to $8,913 and the number of burial contracts increased 2.5% to 3,419. The average revenue per cremation contract increased 2.8% to $3,462 and the number of cremation contracts increased 4.5% to 4,428.
The burial rate for our same store businesses decreased 30 basis points to 40.6% while the cremation rate increased 50 basis points to 52.5% for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 6.9% of the total number of contracts in the three months ended March 31, 2018, decreased 4.4% to $2,446.
Same store operating profit for the three months ended March 31, 2018 increased $0.5 million, or 2.9%, when compared to the three months ended March 31, 2017. Although same store revenue increased, same store operating profit margin (same store operating profit as a percentage of same store operating revenue) decreased by 50 basis points to 41.2% for the three months ended March 31, 2018 compared to the same period in 2017. The decline in same store operating profit margin is primarily the result of our focus on hiring additional managing partners to increase market share and grow revenue in our same store businesses. In the latter part of 2017, we began a process of de-clustering businesses in certain markets by adding managing partners to a business that may have been grouped with two or more businesses led by a single managing partner. While this results in shorter-term higher salaries and benefits, we believe that having the right managing partners in these businesses will increase market share and grow same store revenue. Same store salaries and benefits for the three months ended March 31, 2018 increased $0.7 million, or 5.7%, when compared to the three months ended March 31, 2017.
Funeral home acquired operating revenue for the three months ended March 31, 2018 increased $2.6 million, or 32.4%, when compared to the three months ended March 31, 2017. The funeral home acquired portfolio for the three months ended March 31, 2018 includes seven businesses acquired in the fourth quarter of 2017, not present in the three months ended March 31, 2017 results. We experienced a slight decrease in the average revenue per contract of 0.8% to $6,405 and a 33.5% increase in the total number of contracts to 1,682. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 1.8% to $6,519 in the three months ended March 31, 2018. The average revenue per burial contract increased 5.1% to $9,961, while the number of burial contracts increased 25.6% to 751. The average revenue per cremation contract decreased 7.7% to $4,005 and the number of cremation contracts increased 42.2% to 799.
The burial rate for our acquired businesses decreased 290 basis points to 44.6% while the cremation rate increased 290 basis points to 47.5% for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.9% of the total number of contracts in the three months ended March 31, 2018, decreased 16.4% to $2,157.
Acquired operating profit for the three months ended March 31, 2018 increased $0.8 million, or 22.5%, when compared to the three months ended March 31, 2017. Although acquired operating revenue increased, acquired operating profit margin decreased 330 basis points to 39.8% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease is primarily due to the seven businesses we acquired in the fourth quarter of 2017, as operating profit margins for newly acquired businesses are generally lower than same store businesses, particularly in regards to higher salary and benefit costs. As these acquired businesses transition into our Standards Operating Model, we expect to see their operating profit margins rise towards those on a same store basis.
Funeral home divested operating revenues and operating profit are from one business divested in December 2017. Expenses for the three months ended March 31, 2018 are residual expenses incurred for the divested business.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased by 14.2% for the three months ended March 31, 2018 compared to the same period in 2017. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold. The preneed commission revenue recognized for the three months ended March 31, 2018 is from the preneed funeral insurance contracts sold in the three months ended March 31, 2017. The number of preneed insurance contracts sold in the three months ended March 31, 2017 decreased 13.9% and the face value of the insurance products that earned commissions decreased 0.7% compared to the contracts sold during the same period of the prior year. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings increased $0.1 million, or 5.4%, for the three months ended March 31, 2018. The increase is primarily due to an increase in earnings from the maturity of preneed contracts, while the earnings from trust management fees remained relatively flat.
Operating profit for our two categories of financial revenue, on a combined basis, remained relatively flat in the three months ended March 31, 2018.

Cemetery Segment
The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$10,839	$11,717	$878	8.1%
Acquired operating revenue	909	870	(39)	(4.3)%
Cemetery trust earnings	1,716	1,759	43	2.5%
Preneed cemetery finance charges	482	447	(35)	(7.3)%
Total	$13,946	$14,793	$847	6.1%

Operating profit:
Same store operating profit	$3,295	$3,760	$465	14.1%
Acquired operating profit	353	325	(28)	(7.9)%
Cemetery trust earnings	1,605	1,618	13	0.8%
Preneed cemetery finance charges	482	447	(35)	(7.3)%
Total	$5,735	$6,150	$415	7.2%
Cemetery same store operating revenue for the three months ended March 31, 2018 increased $0.9 million, or 8.1%, when compared to the three months ended March 31, 2017. Approximately 57.0% of our cemetery same store operating revenue related to preneed sales of interment rights (property) and related merchandise and services for the three months ended March 31, 2018. Preneed revenue increased $0.8 million, or 12.8%, as we experienced a 16.6% increase in the number of preneed interment rights sold to 1,802, while we experienced a 4.5% decrease in average price per interment to $3,124 for the three months ended March 31, 2018 compared to the same period in 2017. During the first quarter of 2018, we invested in additional sales leadership personnel at certain businesses, which contributed to the increase in revenue. In addition, we recognized revenue from a recently completed large garden at a certain cemetery business. Same store atneed revenue, which represents approximately 43.0% of our same store cemetery operating revenues, increased $0.1 million, or 2.4%, due primarily to a 5.5% increase in the average sale per contract to $1,425.
Cemetery same store operating profit for the three months ended March 31, 2018 increased $0.5 million, or 14.1%, from the same period in 2017. Cemetery same store operating profit as a percentage of cemetery same store operating revenue (cemetery operating profit margin) increased to 32.1% in the three months ended March 31, 2018 compared to 30.4% in the same period in 2017. The increase in cemetery same store operating profit margin is primarily due to the increase in preneed revenue, offset by a $0.2 million increase in salaries and benefits.
Cemetery acquired operating revenue and acquired operating profit remained relatively flat for the three months ended March 31, 2018 compared to the same period for 2017. Our acquired cemetery portfolio consists of only one cemetery business.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings and financial revenue earned from finance charges remained flat in the three months ended March 31, 2018 compared to the same period in 2017.
Other Financial Statement Items
Depreciation and Amortization
Depreciation and amortization related to our field and home office totaled $4.2 million for the three months ended March 31, 2018, an increase of $0.4 million, or 9.6%, from the three months ended March 31, 2017. These increases were primarily attributable to additional depreciation expense from assets acquired in our 2017 acquisitions, as well as the completion of two constructed funeral homes in the latter half of 2017.
Regional and Unallocated Funeral and Cemetery Costs
Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.3 million for the three months ended March 31, 2018, an increase of $0.3 million, or 11.1%, compared to the same period in 2017, primarily due to a $0.4 million increase in field incentive compensation in line with increasing EBITDA and Standards Achievement, offset by a $0.1 million decrease in other general administrative costs.
General, Administrative and Other
General, administrative and other expenses totaled $6.6 million for the three months ended March 31, 2018, a decrease of $0.2 million, or 3.3%, compared to the same period in 2017. The decrease was attributable to a $0.3 million decrease in public company and regulatory costs, a $0.2 million decrease in severance expenses, a $0.1 million decrease in salaries and benefits and a $0.1 million decrease in other general administrative costs, offset by a $0.3 million increase in equity compensation and a $0.2 million increase in incentive compensation.
Interest Expense
Interest expense was $3.7 million for the three months ended March 31, 2018 compared to $3.0 million for the three months ended March 31, 2017, an increase of approximately $0.7 million. During the three months ended March 31, 2018, interest expense increased by approximately $0.6 million related to our Credit Facility, due to an increase in our weighted average interest rate and additional borrowings, and by approximately $0.1 million related to the addition of three capital leases in the latter half of 2017. During the three months ended March 31, 2018, the weighted average interest rate increased 1.0% compared to the same period in 2017, primarily as a result of an increase in the LIBOR rate.
Accretion of Discount on Convertible Subordinated Notes
For the three months ended March 31, 2018, we recognized accretion of the discount on our convertible subordinated notes issued in March 2014 of $1.2 million compared to $1.0 million for the three months ended March 31, 2017. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75%.
Income Taxes
Income tax expense was $2.9 million for the three months ended March 31, 2018 compared to $4.7 million for the three months ended March 31, 2017. We recorded income taxes at the estimated effective rate, before discrete items, of 27.5% for the three months ended March 31, 2018 and 40.0% for the three months ended March 31, 2017. The discrete items include income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, and income tax expense related to state tax rate changes and other non-material discrete state items. The decrease in the effective tax rate is primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
Regulatory changes from the TCJA negatively impacted the effective tax rate for the first quarter of 2018 by 0.2% due to the repeal of the domestic production activities deduction and 0.3% due to the exclusion of performance based compensation from the overall executive compensation deduction limitation. Additionally, regulatory changes to the deductibility of meals and entertainment along with the state conformity to the federal bonus depreciation rules both had a non-material negative rate impact on the effective tax rate. We adopted the provisions of Topic 606 using the modified retrospective approach, effective January 1, 2018. The adoption of this topic did not have a material impact on the effective tax rate for the reporting period.
We have approximately $34.0 million of state net operating loss carry forwards that will expire between 2019 and 2039, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At March 31, 2018, the valuation allowance totaled $0.2 million.
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
We intend to use cash on hand and borrowings under our Credit Facility to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends. From time to time we may also use our cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock and our Convertible Notes in open market or privately negotiated transactions. We have the ability to draw on our revolving credit facility, subject to customary terms and conditions of the Credit Agreement. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Cash Flows
We began 2018 with $1.0 million in cash and other liquid investments and ended the first quarter with $0.8 million in cash. As of March 31, 2018, we had borrowings of $84.2 million outstanding on our revolving credit facility compared to $92.0 million outstanding as of December 31, 2017.
The following table sets forth the elements of cash flow for the three months ended March 31, 2017 and 2018 (in millions):

	Three Months Ended March 31,
	2017	2018
Cash at January 1st	$3.3	$1.0
Cash flow from operating activities	8.2	14.9
Growth capital expenditures	(1.9)	(0.6)
Maintenance capital expenditures	(1.8)	(1.5)
Net payments on our revolving credit facility, term loan and long-term debt obligations	(5.8)	(12.0)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.5)	(0.3)
Dividends paid on common stock	(0.8)	(1.2)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	0.3	0.6
Other financing costs	(0.2)	(0.1)
Cash at March 31st	$0.8	$0.8
Operating Activities
For the three months ended March 31, 2018, cash flow provided by operating activities was $14.9 million compared to cash flow provided by operating activities of $8.2 million for the three months ended March 31, 2017. The increase of $6.7 million is due primarily to favorable working capital changes, which include a payment made in 2017 for accrued severance for the retirement of a former executive, which did not occur in 2018. In addition, we paid twelve Managing Partners in 2017 (largest plan year), compared to three Managing Partners in 2018 under our Good To Great incentive compensation plan.
Investing Activities
Our investing activities, which consist of capital expenditures, resulted in a net cash outflow of $2.1 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017, a decrease of $1.6 million.
The following tables present our growth and maintenance capital expenditures (in millions):

	Three Months Ended March 31,
	2017	2018
Growth
Cemetery development	$0.9	$0.5
Construction for new funeral facilities	0.8	—
Renovations at certain businesses	0.2	0.1
Total Growth	$1.9	$0.6

	Three Months Ended March 31,
	2017	2018
Maintenance
Facility repairs and improvements	$0.6	$0.3
General equipment and furniture	0.4	0.5
Vehicles	0.6	0.6
Paving roads and parking lots	0.1	—
Information technology infrastructure improvements	0.1	0.1
Total Maintenance	$1.8	$1.5
Financing Activities
Our financing activities resulted in a net cash outflow of $13.0 million for the three months ended March 31, 2018 compared to $6.9 million for the three months ended March 31, 2017, an increase of $6.1 million. During the three months ended March 31, 2018, we had net payments on our revolving credit facility, term loan and long-term debt obligations of $12.0 million. We also paid $1.2 million in dividends.
During the three months ended March 31, 2017, we had net payments on our revolving credit facility, term loan and long-term debt obligations of $5.8 million. We paid $0.8 million in dividends.
Dividends
On January 25, 2018, our Board declared a dividend of $0.075 per share, totaling approximately $1.2 million, which was paid on March 1, 2018 to record holders of our common stock as of February 12, 2018. For the three months ended March 31, 2017, we paid a quarterly dividend of $0.050 per share, totaling approximately $0.8 million.
Share Repurchase
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases of our common stock in addition to the $25.0 million approved on February 25, 2016, bringing the total authorized repurchase amount to $40.0 million, in accordance with the Exchange Act. At March 31, 2018, we had approximately $26.0 million available for repurchases under this share repurchase program. During the three months ended March 31, 2018, we did not purchase any shares of common stock pursuant to this share repurchase program.
Debt Obligations
The outstanding principal of our total long-term debt and capital lease obligations at March 31, 2018 totaled $224.9 million and consisted of $123.8 million under our term loan, $84.2 million outstanding under our revolving credit facility and $16.9 million in acquisition indebtedness and capital lease obligations.
As of March 31, 2018, we had a $300 million secured credit facility with Bank of America, N.A., as Administrative Agent (the “Credit Agreement”), comprised of a $150 million revolving credit facility and a $150 million term loan (collectively, the “Credit Facility”). The Credit Facility also contains an accordion provision to borrow up to an additional $75 million in revolving loans, subject to certain conditions. The Credit Facility is collateralized by all personal property and funeral home real property in certain states.
We have one letter of credit issued on November 30, 2017 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Under the Credit Facility, outstanding borrowings bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2018, the prime rate margin was equivalent to 1.625% and the LIBOR margin was 2.625%. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2018 was 3.9%.
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
We were in compliance with the covenants contained in the Credit Agreement as of March 31, 2018. The Credit Agreement contains key ratios with which we must comply, including a requirement to maintain a leverage ratio of no more than 3.5 to 1.00 and a covenant to maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. As of March 31, 2018, the leverage ratio was 2.96 to 1.00 and the fixed charge coverage ratio was 2.04 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was approximately $0.1 million for both the three months ended March 31, 2017 and 2018. The unamortized debt issuance costs related to the Credit Facility are being amortized over the remaining term of the related debt using the effective interest method for our term loan and the straight-line method for our revolving credit facility.
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
At March 31, 2018, the carrying amount of the equity component was approximately $18.0 million. At March 31, 2018, the principal amount of the liability component was $143.75 million and the net carrying amount was $127.4 million. The unamortized discount of $16.4 million and the unamortized debt issuance costs of $1.6 million as of March 31, 2018 are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized discount and the debt issuance costs for the three months ended March 31, 2017 and 2018 was 6.75% and 2.75%, respectively.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million for both the three months ended March 31, 2017 and 2018. Accretion of the discount on the Convertible Notes was $1.0 million and $1.2 million for the three months ended March 31, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended March 31, 2017 and 2018.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at March 31, 2018, is 44.7115 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.37 per share of common stock.
We may from time to time seek to retire or purchase our Convertible Notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the three months ended March 31, 2018, we did not repurchase any Convertible Notes.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2018 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2018 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.53% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2018, we had outstanding borrowings of $84.2 million under our $150.0 million revolving credit facility and approximately $123.8 million outstanding on our term loan. Any further borrowings or voluntary prepayments against the revolving credit facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2018, the prime rate margin was equivalent to 1.625% and the LIBOR margin was 2.625%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At March 31, 2018, the fair value of these notes was approximately $188.6 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

January 1, 2018 - January 31, 2018	—	$—	—	$26,019,052
February 1, 2018 - February 28, 2018	5,350	$27.18	—	$26,019,052
March 1, 2018 - March 31, 2018	—	$—	—	$26,019,052
Total for quarter ended March 31, 2018	5,350		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 12 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	April 27, 2018	/s/ Viki K. Blinderman
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